Form 10-Q
period 1996-03-31
STERLING BANCSHARES INC
filed 1996-05-15
CIK 891098

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  -----------

                                   FORM 10-Q

                                  -----------



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 1996

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number: 0-20750


                           STERLING BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


         Texas                                                 74-2175590
- ------------------------                               -------------------------
(State of Incorporation)                               (IRS Employer ID. Number)


                       15000 Northwest Freeway, Suite 200
                              Houston, Texas 77040
                    (Address of principal executive office)

                                  713-466-8300
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 ("Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                          Yes   X            No
                              -----             -----

The number of shares outstanding of each class of the registrant's capital stock as of March 31, 1996:


Class of Stock                                               Shares Outstanding
- --------------                                               ------------------
Common Stock, Par Value $1.00                                    7,903,468

                           STERLING BANCSHARES, INC.

                               INDEX TO FORM 10-Q
- --------------------------------------------------------------------------------

PART I. - FINANCIAL INFORMATION                                                                     Page No.
                                                                                                    -------
Item 1.  Financial Statements

The March 31, 1996 and 1995 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

         Consolidated Balance Sheets at March 31, 1996 and 1995 and at
         December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

         Consolidated Statements of Earnings for the Three Months and Year-to-Date
         Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

         Notes to Interim Consolidated Financial Statements for the Period Ended
         March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Significant Developments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

         Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

         Capital Resources and Liquidity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12


PART II. - OTHER INFORMATION

Item 2. - Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

Item 4. - Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .    16

Item 6. - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                     March 31,                   December 31,
                                                                                1996           1995           1995           1994
                                                                             ---------      ---------      ---------      ---------
                                                                                            (dollars in thousands)
ASSETS
Cash and due from banks                                                      $  46,684      $  40,248      $  60,075      $  49,759
Federal funds sold                                                              10,000              0          5,000         10,013
Interest bearing deposits in financial institutions                              9,192            190          1,135            401
Investment securities:
 Available-for-sale                                                              3,994         58,098          3,931         65,883
 Held-to-maturity                                                              155,989        122,246        163,581        126,074
                                                                             ---------      ---------      ---------      ---------
         Total investment securities                                           159,983        180,344        167,512        191,957
Loans held for sale                                                              9,680          6,806          7,868          5,311
Loans:
 Taxable                                                                       404,109        336,412        384,777        322,134
 Tax-exempt                                                                          0          1,065              0          1,115
                                                                             ---------      ---------      ---------      ---------
         Total loans                                                           404,109        337,477        384,777        323,249
 Allowance for credit losses                                                    (6,256)        (6,047)        (5,907)        (5,810)
                                                                             ---------      ---------      ---------      ---------
         Total loans, net                                                      397,853        331,430        378,870        317,439
Real estate acquired by foreclosure                                              1,833            947          1,716          1,706
Premises and equipment, net                                                     17,417         13,666         14,823         12,941
Goodwill                                                                         2,085          2,412          2,166          2,493
Accrued interest receivable and other assets                                     6,820          6,732          8,184          6,634
                                                                             ---------      ---------      ---------      ---------
         Total assets                                                        $ 661,547      $ 582,775      $ 647,349      $ 598,654
                                                                             =========      =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits:
 Noninterest bearing                                                         $ 184,875      $ 167,024      $ 190,333      $ 178,372
 Interest bearing                                                              253,548        197,963        237,778        214,887
Certificates of deposit and other time deposits                                152,854        143,734        146,613        145,076
                                                                             ---------      ---------      ---------      ---------
         Total deposits                                                        591,277        508,721        574,724        538,335
Federal funds purchased and securities sold under agreements to
    repurchase                                                                   9,494         22,025         12,083          8,520
Accrued interest payable and other liabilities                                   3,884          2,484          5,051          4,126
Notes payable                                                                    5,200          6,800          5,600          7,200
Senior debentures                                                                    0            700            200            850
                                                                             ---------      ---------      ---------      ---------
         Total liabilities                                                     609,855        540,730        597,658        559,031

Shareholders' equity:
Preferred stock, $1 par value, 1 million shares auth.                               49              0             49              0
Common stock, $1 par value, 20 million shares auth.                              7,903          7,832          7,859          7,818
Capital surplus                                                                 15,087         14,233         14,985         14,204
Retained earnings                                                               28,842         21,390         27,005         19,829
Net unrealized gain (loss) on assets available-for-sale                              0         (1,410)             0         (2,228)
Net unrealized gain (loss) on held-to-maturity securities
    transferred from available-for-sale                                           (189)             0           (207)             0
                                                                             ---------      ---------      ---------      ---------
         Total shareholders' equity                                             51,692         42,045         49,691         39,623
                                                                             ---------      ---------      ---------      ---------
         Total liabilities and shareholders' equity                          $ 661,547      $ 582,775      $ 647,349      $ 598,654
                                                                             =========      =========      =========      =========

            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

                                                                                                               Three Months
                                                                                                              Ended March 31,
                                                                                                          1996               1995
                                                                                                        --------           --------
Interest income:                                                                                           (dollars in thousands)
  Loans, including fees:
    Taxable                                                                                              $  9,820          $  8,148
    Tax-exempt                                                                                                  0                23
  Federal funds sold                                                                                          104                36
  Deposits in financial institutions                                                                           20                 5
  Investment securities:
    Taxable                                                                                                 2,209             2,507
    Tax-exempt                                                                                                282               288
                                                                                                         --------          --------
       Total interest income                                                                               12,435            11,007

Interest expense:
  Demand and savings deposits                                                                               1,868             1,463
  Certificates and other time deposits                                                                      1,841             1,380
  Federal funds purchased and repurchase agreements                                                           129               269
  Debentures and notes payable                                                                                130               168
                                                                                                         --------          --------
       Total interest expense                                                                               3,968             3,280

NET INTEREST INCOME                                                                                         8,467             7,727

  Provision for credit losses                                                                                 513               286
                                                                                                         --------          --------

NET INTEREST INCOME AFTER PROVISION                                                                         7,954             7,441

Noninterest income:
  Customer service fees                                                                                     1,309             1,231
  Other                                                                                                       621               546
                                                                                                         --------          --------
       Total noninterest income                                                                             1,930             1,777

Noninterest expenses:
  Salaries and employee benefits                                                                            3,956             3,572
  Net occupancy expense                                                                                       539               587
  Losses (gains) and carrying costs of real estate acquired by foreclosure                                     46               (28)
  FDIC assessment                                                                                               1               288
  Equipment expense                                                                                           321               533
  Legal and professional fees                                                                                 103               150
  Data processing                                                                                             248               215
  Telephone                                                                                                   146               117
  Supplies                                                                                                    116               186
  Other                                                                                                       852               714
                                                                                                         --------          --------
       Total noninterest expenses                                                                           6,328             6,334

EARNINGS BEFORE INCOME TAXES                                                                                3,556             2,884
  Provision for income taxes                                                                                1,153               900
                                                                                                         --------          --------
NET EARNINGS                                                                                             $  2,403          $  1,984
                                                                                                         ========          ========

            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                               Three Months
                                                                                                              Ended March 31,
                                                                                                           1996              1995
                                                                                                         --------          --------
                                                                                                           (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                                           $  2,403          $  1,984
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Amortization and accretion of premiums and discounts on
     investment securities, net                                                                                56                96
    Provision for credit losses                                                                               513               286
    Gain on sale of premises and equipment                                                                     (5)                0
    Gain (loss) on sale of real estate acquired by foreclosure                                                  4               (67)
    Depreciation and amortization                                                                             595               567
    Writedown of real estate acquired by foreclosure                                                            0                65
    Increase (decrease) in accrued interest receivable and other assets                                     1,354               (98)
    Decrease in accrued interest payable and other liabilities                                             (1,166)           (2,064)
                                                                                                         --------          --------
     Total adjustments                                                                                      1,351            (1,215)
                                                                                                         --------          --------
     Net cash provided by operating activities                                                              3,754               769

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity and paydowns of held-to-maturity investment securities                             7,563             3,773
  Purchase of held-to-maturity investment securities                                                            0               (30)
  Proceeds from maturity and paydowns of available-for-sale investment
    securities                                                                                                  0             9,014
  Purchase of available-for-sale investment securities                                                        (63)
  Net increase in loans                                                                                   (21,665)          (15,111)
  Proceeds from sale of real estate acquired by foreclosure                                                   247               100
  Capital additions to real estate acquired by foreclosure                                                    (11)                0
  Net decrease (increase) in interest-bearing deposits in financial institutions                           (8,057)              211
  Proceeds from sale of premises and equipment                                                                 12                 0
  Purchase of premises and equipment                                                                       (3,115)           (1,211)
                                                                                                         --------          --------
     Net cash used in investing activities                                                                (25,089)           (3,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts                                                              16,553           (29,614)
  Net (decrease) increase in repurchase agreements/funds purchased                                         (2,589)           13,505
  Repayments of notes payable                                                                                (400)             (400)
  Proceeds from issuance of common stock                                                                      134                36
  Dividends paid                                                                                             (554)             (416)
  Repayment of senior debentures                                                                             (200)             (150)
                                                                                                         --------          --------
     Net cash provided by (used in) financing activities                                                   12,944           (17,039)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                  (8,391)          (19,524)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                                    $ 65,075          $ 59,772
                                                                                                         --------          --------
  End of period                                                                                          $ 56,684          $ 40,248
                                                                                                         ========          ========

            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

(1) Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc., (the "Company"), for the year ended December 31, 1995.

(2) Earnings per Share

Earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. Dilutive common stock options have been included in the calculations. The weighted average shares used in the calculation of fully diluted earnings per share for the quarter ended March 31, 1996, are as follows:

                                                 Three Months Ended   Three Months Ended
                                                         and                 and
                                                     Year-to-Date        Year-to-Date
                                                      March 31,            March 31,
                                                        1996                 1995
                                                 ------------------   ------------------
Common shares (See below)                             7,882,429            7,826,511
Common share equivalents (See below)                    261,078              143,146
                                                     ----------           ----------
                                                      8,143,507            7,969,657
                                                     ==========           ==========
Net earnings                                         $2,402,535           $1,983,757
Earnings per share (See below)                            $0.30                $0.25

Note: Common shares, common share equivalents, and earnings per share for 1995 have been adjusted to reflect a three- for-two stock split effective February 14, 1996. See discussion item (3) below for additional information regarding the stock split.

(3) Capital Stock

Common Stock

Pursuant to Board resolution dated January 22, 1996, the Company effected a three-for-two stock split in the form of a 50% stock dividend to shareholders of record on February 2, 1996. The Company plans to pay quarterly dividends at the annual rate of $0.28 per share during 1996. The first quarterly dividend of $0.07 per share (on a "post-split" basis) was paid concurrently with the stock split on February 14, 1996.

As of March 31, 1996, an additional 515,711 shares of common stock were issuable (without regard to vesting restrictions) upon exercise of the Company's outstanding employee stock options under the 1994 Stock Incentive Plan and the 1984 Stock Option Plan, and pursuant to outstanding subscriptions under the Company's 1994 Employee Stock Purchase Plan.

The Company's Non-Employee Director Compensation Plan provides, subject to an annual possibility of modification by the Company, that payment of outside directors will be effected by issuance of shares of the Company's stock in lieu of cash fees. Accordingly, in April 1995 the Company issued 6,600 shares as payment in full of outside director fees for director and committee services during the period April 1995 through March 1996, inclusive. The Company will also pay directors during the period through March 1997 by means of stock, and expects to continue a policy of such payments during future periods.

Preferred Stock

The Company's Board of Directors has approved issuance of three series of Convertible Preferred Stock. Each of the three series is to be issued in conjunction with the opening of one of three new offices of Sterling Bank (see "Significant Developments" on page 8 of this Form 10-Q). The convertibility ratio of the Convertible Preferred Stock to Common Stock will depend upon the performance of the new office in reaching certain defined deposit goals. The shares will be offered pursuant to Private Placement Memoranda to qualified investors who are bona fide Texas residents approved by the executive officer of the respective new banking offices, and who are either residents or business- persons in the neighboring community. The intent of the Company is to create a common interest between management of the new offices and members of the neighboring community, and to promote acceptance of the new banking office by its nearby businesses. Accordingly, 49,500 shares of Series A stock were sold to 29 investors in the Company's new Cypress office during a subscription period that ended October 20, 1995. The subscription period for Series B shares, related to the Company's new Upper Kirby office, began May 1, 1996, and will terminate August 1, 1996. No more than 150,000 shares of Series B Convertible Preferred Stock will be issued; and none will be issued prior to the termination date of the offering. Similarly, 150,000 Series C shares are expected to be offered for sale to potential investors in the new Cypress Station office later in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENTS

Three New Offices Under Development

The Company's banking subsidiary, Sterling Bank (the "Bank"), has begun a planned expansion of its banking services in the greater Houston market. The first of three new community banking offices, the Cypress office, opened in September 1995 near the intersection of Jones and Grant Roads in the northwest part of the greater Houston area. A second new banking office is currently under construction at the intersection of Westheimer Road and Kirby Drive in the Upper Kirby district of Houston. The Company has signed a lease for office space, has identified an executive officer to be in charge of the office, and has begun deploying staff in anticipation of opening the new location. The Company expects the Upper Kirby office to commence full operations in July 1996. The Bank intends to open a third new office in the Cypress Station area of north Houston near the intersection of Interstate Highway 45 and FM 1960. The Bank has identified a site and has hired two employees, including an executive officer for the location. The new Cypress Station office is expected to open in late 1996.

Convertible Preferred Stock Series B Offered

On July 17, 1995, the Company's Board of Directors authorized issuance of three new series of Convertible Preferred Stock (designated as Series A, Series B, and Series C) to be offered to persons the Company believes will be beneficial to the development and support of the three new banking offices discussed above. In conjunction with the opening of the new Upper Kirby office expected in July, the Series B shares were offered in a Confidential Private Placement Memorandum to qualified investors beginning May 1, 1996. The offering is scheduled to terminate August 1, 1996. Additional information regarding the offering and the new offices is discussed under Preferred Stock in Footnote 3 to the Company's unaudited financial statements in Part I and in Item 2 of Part II of this Form 10-Q.


FINANCIAL CONDITION

Investments in Subsidiaries

Sterling Bank, which operates 11 community banking offices in the greater Houston area, and which intends to add two new banking facilities during 1996, constitutes the Company's only subsidiary.

Total Assets

The total consolidated assets of the Company as of March 31, 1996, were $661.5 million, as compared to $582.8 million on the same date in 1995, an increase of $78.7 million or 13.5%.

Federal Funds Sold and Federal Funds Purchased

The Bank had federal funds sold as of March 31, 1996, in the amount of $10.0 million. On the same date in 1995, the Bank had no federal funds sold. The Bank had no federal funds purchased at March 31, 1996, as compared $20.0 million at March 31, 1995. The net federal funds position shifted by $30.0 million between March 31, 1995 and 1996.

Loans

As of March 31, 1996, loans (excluding student loans held for resale in the amounts of $9.7 million in 1996 and $6.8 million in 1995) were $404.1 million, as compared to $337.5 million on the same date in 1995, an increase of $66.6 million or 19.7% due primarily to continued strong loan demand. When compared to total loans of $384.8 million on December 31, 1995, the March 31, 1996, loan balance represents a year-to-date $19.3 million increase in internal loan production net of payoffs, an annualized percentage increase of 20.1%. At March 31, 1996, loans as a percent of assets and deposits were 61.1% and 68.3%, respectively. The following table summarizes the Bank's loan portfolio by type of loan as of March 31, 1996 (in thousands):

Commercial, financial and industrial                  $ 151,738             37.55%
Real estate mortgage
       Commercial                                       104,693             25.91
       Residential                                       44,565             11.03
Real estate - construction                               34,953              8.65
Installment and other                                    71,082             17.59
   Less unearned discount                                (2,922)            (0.73)
                                                      ---------            ------
                                                      $ 404,109            100.00%
                                                      =========            ======

Investment Securities

The Bank's investment portfolio as of March 31, 1996, totaled $160.0 million, as compared to $180.3 million on the same date in 1995. The decrease of $20.3 million or 11.3% is a result of the Bank's reinvestment of cash provided by its investment securities to other uses. Funds provided by the reduction in investment securities were used primarily to fund the Bank's strong loan growth and, additionally, to eliminate the Bank's net federal funds purchased position. As required by generally accepted accounting principals, the Bank has designated its total securities portfolio into (a) Held-to-maturity and (b) Available-for-sale. As of March 31, 1996, the "Held-to-maturity" ("HTM") portfolio totaled $156.0 million and included substantially all of the investment securities maintained by the Bank for investment-related purposes. The Available-for-sale ("AFS") portfolio totaled $4.0 million and consisted of the Bank's portfolio of investment assets which were held for reasons other than solely for investment, such as the Bank's stock in the regional Federal Home Loan Bank (the "FHLB"). Due to the nature of the securities classified as AFS, there was no net unrealized gain or loss in the AFS portfolio as of March 31, 1996. The Bank tracks but does not record market changes on its HTM portfolio. At March 31, 1996, the market value of the HTM portfolio was $155.6 million.

The Company analyzes its interest rate risk position by use of a simulation model. As of March 31, 1996, the simulation model indicates that, in the event of a 200 basis point increase in underlying market interest rates, the Company's net interest income would increase 5.48%. Correspondingly, in the event of a 200 basis point decrease in market interest rates, the Company's net interest income would decrease by 6.42%. The results of this "rate stress test", which assumes a parallel shift in the yield curve, indicate that the present mix of earning assets and paying liabilities constitutes an Asset/Liability portfolio with good protection from income shocks caused by changes in interest rates. The simulation model also provides a detailed GAP analysis, which the Company uses as a secondary source in analyzing its Asset/Liability mix. The GAP measurement of Rate Sensitive Assets (RSA) to Rate Sensitive Liabilities (RSL) indicates a positive GAP of 1.0301 through the first year and a positive 1.0688 through three years cumulative.

Allowance for Credit Losses and Nonperforming Loans

Following is a summary of the changes in the allowance for credit losses for the three months ended March 31, 1996, and the relationship of the allowance account to total loans at March 31, 1996, and December 31,1995 (in thousands):

Allowance for credit losses, December 31, 1995          $ 5,907
Chargeoffs                                                 (277)
Recoveries                                                  113
Provision for credit losses                                 513
                                                        -------
Allowance for credit losses, March 31, 1996             $ 6,256
                                                        =======

                                                         March 31,    December 31,
                                                           1996          1995
                                                         ---------    ------------
Loans outstanding at period-end                          $404,109      $384,777
Allowance for credit losses                              $  6,256      $  5,907
Allowance as a percent of period-end loans                   1.55%         1.54%

In order to determine the adequacy of the allowance for credit losses, management considers the risk classification and delinquency status of loans and other factors. Management also establishes specific allowances for credits which management believes require allowances greater than those allocated according to their risk classification. An unallocated allowance is also established based on the Bank's historical chargeoff experience over the last ten years. The Bank may reduce the provision for credit losses where appropriate to adjust for significant recoveries. The Bank will continue to monitor the adequacy of the allowance for credit losses to determine the appropriate accrual of the Bank's bad debt expense.

Nonperforming loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Thirteen properties make up the $1,833,000 of real estate acquired by foreclosure at March 31, 1996, the largest of which is carried at $498,000 and consists of four developed residential lots. The Bank carries all properties at the lower of the book value of the loan at foreclosure or the current fair market appraised values, less estimated closing costs. The following schedule summarizes consolidated nonperforming assets at year-end 1995 and at March 31, 1996.

                                                          March 31,   December 31,
                                                            1996         1995
                                                          ---------   ------------
                                                              (in thousands)
Nonaccrual loans                                          $  2,159     $  2,858
Restructured loans                                              90          103
Real estate acquired by foreclosure                          1,833        1,716
Other repossessed assets                                        66           29
Accruing loans past due 90 days or more                        698          446
   Total                                                  $  4,846     $  5,152
                                                          --------     --------
Total assets                                              $661,547     $647,349
                                                          ========     ========
Total nonperforming assets as a % of total assets             0.73%        0.80%

Premises and Equipment

The Bank's premises and equipment, net of depreciation, as of March 31, 1996, were $17.4 million, as compared to $13.7 million on the same date in 1995, an increase of $3.7 million or 27.0%. This increase is due primarily to renovation and improvements of the Bank's West, Gulf Freeway, and Westheimer banking offices during 1995 and includes upgrades to the electronic technology and telephone systems in all offices to handle increased lines and volume. The Bank also completed the opening of the Cypress Office during the period. Additional increases in premises and equipment are expected during 1996 as the Bank acquires facilities for the planned de novo banking offices discussed elsewhere in this Form 10-Q and continues to upgrade its computer and technology resources.

Deposits

Total deposits as of March 31, 1996, were $591.3 million, as compared to $508.7 million on the same date in 1995, an increase of $82.6 million or 16.2%, reflecting strong growth in the Bank's deposit base. When compared to total deposits of $574.7 million on December 31, 1995, the March 31, 1996, amount represents a year-to-date increase of $16.6 million, as the strong deposit growth experienced in the last months of 1995 continued through the first quarter of 1996.

Noninterest bearing demand deposits at March 31, 1996, were $184.9 million, as compared to $167.0 million at March 31, 1995, an increase of $17.9 million or 10.7%. When compared to noninterest bearing demand deposits of $190.3 million on December 31, 1995, the March 31 amount represents a year-to-date decrease of $5.4 million, as the Bank's noninterest bearing demand deposits reflected the same seasonality seen in prior years. The percent of noninterest bearing deposits to total deposits as of March 31, 1996, however, continued strong at 31.3%.

Notes Payable

In December 1993 and March 1994, the Company borrowed $6.6 million and $1.4 million, respectively, pursuant to an $8 million credit facility between the Company and a large regional bank. Proceeds of the borrowings were used in the Company's acquisition and merger of two Houston banks into the Bank. The note will accrue interest at a rate of 7.13% until the third quarter of 1996. Since September 30, 1994, the Company has paid regular quarterly principal payments in the amount of $400,000 (5% of the original principal balance), which will continue for 20 quarters. As of March 31, 1996, the Company had made seven regularly-scheduled principal payments totaling $2.8 million, and the balance remaining on the note was $5.2 million.

Senior Debentures

The Company's outstanding senior debentures were fully redeemed as of March 31, 1996, as compared to an existing balance of $700,000 on the same date in 1995.


CAPITAL RESOURCES AND LIQUIDITY

Shareholders' Equity

The following table displays the changes in shareholders' equity from December 31, 1995, to March 31,1996: (in thousands)

         Equity, December 31, 1995                                                          $ 49,691
         Net earnings                                                                          2,403
         Sale of common stock                                                                    134
         Cash dividends paid                                                                    (554)
         Net change in net unrealized loss on HTM securities transferred from AFS                 18
                                                                                            --------
         Equity, March 31, 1996                                                             $ 51,692
                                                                                            ========

The Company's risk based capital ratios remain above the levels designated as "Well Capitalized" on March 31, 1996, with Tier-1 Capital, Total Risk-Based Capital, and Leverage Capital Ratios of 10.78%, 12.03%, and 7.84% respectively.

Liquidity

Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers' withdrawal requirements and shareholders' dividends. The Company has instituted Asset/Liability Management policies, including but not limited to a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The Company has numerous sources of liquidity including a significant portfolio of shorter term assets, marketable investment securities (not to include those presently classified as "Held-to-maturity"), increases to its customers' base deposits, and access to borrowing arrangements. Available borrowing arrangements maintained by the Bank include informal federal funds lines with other commercial banks, an advancement arrangement with the FHLB, and reverse repurchase lines with other commercial banks and the FHLB.


RESULTS OF OPERATIONS

Net Income

Net income for the three month period ended March 31, 1996, was $2,403,000, as compared to $1,984,000 for the same period in 1995, an increase of $419,000 or 21.1%. The Company attributes the increase primarily to the maintenance of strong net interest margins during the two periods, while loans and non-interest bearing deposits grew strongly. As noted in the discussion of Investment Securities, the Company actively attempts to manage its Asset/Liability positions through simulation models and other analyses, and seeks to minimize interest-rate related income variances. The Bank's strong loan growth, however, resulted in favorable increases in the Company's interest margins. In addition, average earning assets for the three months ending March 31, 1996, were $578.2 million, an increase of $55.1 million or 10.5% over average earning assets of $523.1 million at March 31, 1995. During the first quarter of 1996, operating efficiencies gained through growth of the size of the Bank and the reduction of the Federal Deposit Insurance Corporation (the "FDIC") assessment have also contributed to the increase in net income.

Net Interest Income

Net interest income for the three month period ended March 31, 1996, was $8.5 million, as compared to $7.7 million for the same period in 1995, an increase of $800,000 or 10.4%. As discussed above, the Company attributes the growth in net interest income primarily to increases in average earning assets, further enhanced by the maintenance of a strong net interest margin. The yield on average earning assets for the three month period ended March 31, 1996, was 8.63%, as compared to 8.53% for the same period in 1995, an increase of 10 basis points. The slight increase is due primarily to the change in the mix of interest earning assets towards higher yielding instruments such as loans. At March 31, 1996, total loans represented 70.0% of total interest earning assets, compared to 63.8% for the same period in 1995. The cost of interest bearing liabilities rose 28 basis points from 3.53% to 3.81% for the same period. The Company's 5.98% net interest margin for the first three months of 1996 represents a decrease of 13 basis points from the 6.11% net interest margin registered during the same period in 1995.

The data used in the analysis of the changes in net interest income is derived from the daily average levels of earning assets and interest-bearing liabilities as well as from the rates earned and paid on such amounts. The rates earned and paid on each major type of asset and liability are shown beside the average balance in the account for the period. The average yields on all interest-earning assets and the average cost of all interest-bearing liabilities also are summarized. The following schedule gives a comparative analysis of the Company's daily average interest-earning accounts and interest-bearing accounts for the three-month periods ended March 31, 1996 and 1995:

                           STERLING BANCSHARES, INC.
                  CONSOLIDATED AVERAGE BALANCE SHEET SCHEDULE
                  NET INTEREST INCOME AND NET INTEREST MARGIN
                                  (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                     (dollars in thousands)

                                                                           1996                                    1995

                                                            Average                    Average      Average                Average
                                                            Balance      Interest     Yield/Rate    Balance     Interest  Yield/Rate
                                                            ------------------------------------    --------------------------------
Interest earning assets:
Interest bearing deposits in financial                      $  1,785     $     20         4.49%     $    452            5      4.49%
institutions
Federal funds sold                                             7,445          104         5.60%        3,754           36      3.89%
Investment securities (taxable)                              141,891        2,209         6.24%      162,501        2,507      6.26%
Investment securities (tax-exempt)                            22,450          282         5.04%       22,691          288      5.15%
Loans, net of unearned discount (taxable)                    404,637        9,820         9.73%      332,628        8,148      9.93%
Loans, net of unearned discount (tax-exempt)                       0            0                      1,107           23      8.43%
                                                            ----------------------------------      -------------------------------
 Total interest earning assets:                             $578,208     $ 12,435         8.63%     $523,133     $ 11,007      8.53%

Noninterest earning assets:
Cash and due from banks                                     $ 49,946                                $ 39,529
Premises and equipment, net                                   16,446                                  13,289
Other assets                                                  10,436                                  11,555
Allowance for credit losses                                   (5,986)                                 (5,901)
                                                            --------                                --------
 Total noninterest earning assets:                          $ 70,842                                $ 58,472

 Total assets                                               $649,050                                $581,605
                                                            ========                                ========

Interest bearing liabilities:
Demand and savings deposits                                 $252,806     $  1,868         2.96%     $206,552     $  1,463      2.87%
Certificates and other time deposits                         148,854        1,841         4.96%      143,325        1,380      3.90%
Other borrowings                                              10,811          129         4.79%       18,710          269      5.75%
Debentures and notes payable                                   5,532          130         9.43%        8,000          168      8.52%
                                                            ----------------------------------      -------------------------------
 Total interest bearing liabilities                         $418,003     $  3,968         3.81%     $376,587     $  3,280      3.53%

Noninterest bearing liabilities:
Demand deposits                                             $176,967                                $159,045
Other liabilities                                              3,075                                   5,268
Shareholder's equity                                          51,005                                  40,705
                                                            --------                                --------
 Total noninterest bearing liabilities                      $231,047                                $205,018
                                                            --------                                --------
 Total liabilities and shareholders' equity                 $649,050                                $581,605
                                                            ========                                ========


Net interest income & margin                                             $  8,467         5.87%                   $ 7,727      5.99%
                                                                         =====================                   ==================
Net interest income & margin (tax-equivalent basis)                      $  8,619         5.98%                   $ 7,888      6.11%
                                                                         =====================                   ==================

Provision for Credit Losses

Provision for credit losses for the first three months of 1996 was $513,000, as compared to $286,000 for the same period in 1995, an increase of $227,000 or 79.3%. After net chargeoffs of $164,000 and provisions for the first three months of 1996, the Bank's allowance for credit losses increased by $349,000 from $5,907,000 on December 31, 1995, to $6,256,000 on March 31, 1996. Please
refer to the earlier discussion on Allowances for Credit Losses and Nonperforming Loans for additional insight to management's approach and methodology in estimating the allowance for possible credit losses.

Noninterest Income

Total noninterest income for the three month period ended March 31, 1996, was $1.9 million, as compared to $1.8 million for the same period in 1995, an increase of $0.1 million or 5.5%. The increase is attributed to the growth in the Bank's deposit base resulting in an increase in the number of fee generating transactions.

Noninterest Expense

Noninterest expenses remained unchanged at $6.3 million for the first three months of 1996 and 1995. Year-to-year improvements in occupancy, equipment, FDIC assessment, and supplies expenses were offset by higher costs for salaries and other expenses.

Salaries and employee benefits for the three month period ended March 31, 1996, were $4.0 million, as compared to $3.6 million for the same period in 1995, an increase of $400,000 or 11.1%. The increase is due in part to strong net income growth, which caused corresponding increases in the Company's profit-sharing and incentive plan costs of approximately $148,000 between the 1995 and 1996 periods. An additional portion of the increase is due to an increase in the number of employees, caused primarily by additional staffing of the central operations areas as well as inception of staffing of the new Cypress office, which opened in mid 1995, and the new Upper Kirby and Cypress Station offices. At March 31, 1996, the Company employed 326 full time equivalent employees, as compared to 300 at March 31, 1995. The remaining increase in personnel costs may be attributed to normal merit and cost-of-living pay increases, which averaged less than 3%. The Company's ratio of total assets per full-time equivalent employee as of March 31, 1996, increased slightly to $2,029,000, as compared to $1,942,000 on the same date in 1995.

Net occupancy expenses for the period ended March 31, 1996, were $539,000, as compared to $587,000 for the same period in 1995, a decrease of $48,000 or 8.2%. This decrease in occupancy expenses primarily reflects lower occupancy expenses at the Westheimer office as a result of a new lease for that office space. Management expects a modest increase to net occupancy expenses during the remainder of 1996 to be caused by new depreciation expenses related to the new Cypress, Upper Kirby, and Cypress Station offices.

The FDIC assessment for the three month period ended March 31, 1996, was $1,000, as compared to $288,000 for the same period in 1995, a decrease of $287,000 or 99.7%. The decrease is due to a reduction, effective in September of 1995, but retroactive to the second quarter of 1995, in the FDIC premium on deposits. This reduction resulted in a decrease of the Bank's FDIC assessment rate from $0.23 to $.00 per $100 of deposits. Sterling now pays approximately $500 per quarter to the FDIC for membership.

Equipment expense for the three month period ended March 31, 1996, was $321,000, as compared to $533,000 for the same period in 1995, a decrease of $212,000 or 39.8%. The decrease is reflective primarily of higher-than-normal expenditures occurring in the first quarter of 1995 as the Company merged the four banking offices of two acquired institutions into the Bank. The Company expects that in future periods equipment expenses will rise due to planned purchases relating to opening the new Upper Kirby and Cypress Station Offices and to renovation work targeted for existing offices.

Data processing expense for the three month period ended March 31, 1996, was $248,000, as compared to $215,000 for the same period in 1995, an increase of $33,000 or 15.3%. The company expects ongoing increases in its data processing expenses for the remainder of 1996 as it completes local and wide-area network construction, the primary cause of the year-to-date increase over the prior year, and also as it continues implementation of its long-term technology strategy.

Supplies expense for the three month period ended March 31, 1996, was $116,000 as compared to $186,000 for the same period in 1995, a decrease of $70,000 or 37.6%. As with equipment expenses, the decrease in supplies expense is reflective primarily of higher-than-normal expenditures occurring in the first quarter of 1995 due to the Company's merger of the four banking offices of two acquired institutions into the Bank. The Company expects that in future periods supplies expenses will rise due to purchases relating to opening the new Upper Kirby and Cypress Station Offices as well as to continued growth in loans and bookkeeping operations.

Other noninterest expenses, including legal and professional fees, telephone expenses, and costs associated with foreclosed and repossessed assets, for the three month period ended March 31, 1996, were $1,147,000, as compared to $953,000 in the prior year, an increase of $194,000 or 20.4%. The net increase is due primarily to increases in the costs related to foreclosed assets, advertising, and other losses, offset in part by reductions in electronic funds transfer service costs and other charges.


PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

Convertible Preferred Stock Authorized and Issued

The Convertible Preferred Stock authorized by the Company's Board of Directors and designated as Series A, Series B, and Series C has a liquidation preference over the Company's Common Stock. The stock pays no dividend and is subject to certain limitations and restrictions as to sale. The subscription period for Series A shares ended October 20, 1995, with issuance of 49,500 shares to 29 investors. The subscription periods for the Series B and Series C shares had not begun prior to March 31, 1996. Pursuant to a Confidential Private Placement Memorandum of May 1, 1996, however, the Company has offered up to 150,000 shares of Series B shares for issue to qualified investors who are bona fide Texas residents. The offering of Series B shares is scheduled to end on August 1, 1996, with certificates to be issued on that date or shortly thereafter. Series C shares are expected to be issued beginning in late 1996.

Prior to conversion into shares of the Company's Common Stock, the Convertible Preferred Shares will pay no dividend. Convertibility of the Series A, B, and C shares is related to the performance of the Cypress, Upper Kirby, and Cypress Station offices, respectively, and in any event the earliest possible conversion date does not occur until two years after the initial office opening date (September 1997 for Series A and later dates for the two other offices). The ratios for the conversion of the Preferred Stock into Common Stock is contingent upon the deposit performances of the respective offices, and ranges from 1:1 (that is, one share of Common for each share of Preferred, the ratio being adjusted to reflect stock splits occurring during the period in which the Preferred Shares are outstanding) if deposit goals (as defined in the Confidential Private Placement Memorandum) are not met, to 1.25:1 (similarly adjusted for any splits or capital changes) if deposit goals are met prior to two years of operation. Because of the size and structure of the offering, management does not expect material dilution of the Company's per share earnings regardless of which conversion ratio becomes applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the regularly scheduled annual meeting of shareholders held on April 22, 1996, there were 6,477,805 shares present or represented by proxy, which was equal to 81.965% of all voting shares outstanding. Votes were taken on the following proposals:

         Proposal #1 -- To elect Class I Directors to the Company's Board of Directors to serve terms until the 1999 annual meeting of shareholders or until their successors have been elected and qualified. All nominees listed in the proxy statement were elected by the margins noted:

         NOMINEE                            FOR           WITHHOLD
         -------                            ---           --------
         John H. Buck                    6,471,535          6,270
         Walter P. Gibbs, Jr.            6,469,935          7,870
         Bruce J. Harper                 6,471,535          6,270
         Glenn H. Johnson                6,471,685          6,120
         Russell I. Orr                  6,471,535          6,270
         Christian A. Rasch              6,443,259         34,456


         Proposal #2 -- To authorize an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock, $1.00 par value, from 10,000,000 to 20,000,000 shares.

             FOR                        AGAINST                      ABSTAIN
             ---                        -------                      -------
          6,416,509                     54,284                        4,762


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the period ending March 31, 1996.

The required financial data schedule has been included as exhibit 27 of the Form 10-Q filed electronically with the Security and Exchange Commission. All other items prescribed by Part-II of Form 10-Q are inapplicable and accordingly have been omitted.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sterling Bancshares, Inc.
                                       -----------------------------------------
                                                  (Registrant)



                                       By:
                                           -------------------------------
                                           Seth A. McMeans
                                           Chief Financial Officer and Secretary
                                           (Executive Officer and Principal
                                           Financial Officer)

      EXHIBIT  INDEX


   27 -- Financial Data Schedule