Form 10-Q
period 1996-06-30
STERLING BANCSHARES INC
filed 1996-08-14
CIK 891098

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   ----------
                                  FORM  10 - Q
                                   ----------



   [X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the Quarter ended June 30, 1996

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number:  0-20750


                           STERLING BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


        Texas                                                   74-2175590
- -------------------------                             --------------------------
(State of Incorporation)                               (IRS Employer ID Number)


                       15000 Northwest Freeway, Suite 200
                             Houston, Texas  77040
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

                    Yes    X                   No
                        -------                   -------


The number of shares outstanding of each class of the registrant's capital stock as of June 30, 1996:


        Class of Stock                                   Shares Outstanding
- -----------------------------                            ------------------
Common Stock, Par Value $1.00                                  7,950,096

                           STERLING BANCSHARES, INC.

                               INDEX TO FORM 10-Q


PART I. - FINANCIAL INFORMATION
No.                                                                                              Page No.
- ---                                                                                              -------
Item 1.  Financial Statements

The June 30, 1996 and 1995 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

         Consolidated Balance Sheets at June 30, 1996 and 1995 and at
         December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Consolidated Statements of Earnings for the Six Months and Year-to-
         Date Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

         Consolidated Statements of Cash Flows for the Six Months Ended June
         30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

         Notes to Interim Consolidated Financial Statements for the Period Ended
         June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Significant Developments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

         Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

         Capital Resources and Liquidity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

         Supplemental Tables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16


PART II. - OTHER INFORMATION

Item 2. - Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

Item 4. - Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .    19

Item 6. - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                                                                     June 30,                 December 31,
                                                                 1996         1995          1995        1994
                                                               ------------------------------------------------
                                                                          (dollars in thousands)

ASSETS
Cash and due from banks                                          55,652       43,756        60,075       49,759
Federal funds sold                                               10,000          -           5,000       10,013
Interest bearing deposits in financial institutions               1,240          258         1,135          401
Investment securities:
     Available-for-sale                                           4,552       57,769         3,931       65,883
     Held-to-maturity                                           148,657      118,403       163,581      126,074
                                                               ------------------------------------------------
         Total investment securities                            153,209      176,172       167,512      191,957


Loans:
     Loans held for sale                                         34,419        6,902         7,868        5,311
     Loans held for investment                                  414,015      351,649       384,777      323,249
                                                               ------------------------------------------------
         Total loans                                            448,434      358,551       392,645      328,560
         Allowance for credit losses                             (6,334)      (6,236)       (5,907)      (5,810)
                                                               ------------------------------------------------
         Total loans, net                                       442,100      352,315       386,738      322,750


Real estate acquired by foreclosure and certain other
   real estate                                                    2,028        1,369         1,716        1,706
Premises and equipment, net                                      17,481       13,807        14,823       12,941
Goodwill                                                          2,003        2,330         2,166        2,493
Accrued interest receivable and other assets                      7,164        6,713         8,184        6,634
                                                               ------------------------------------------------
                                                               $690,877     $596,720      $647,349     $598,654

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits:
     Noninterest bearing                                        203,908      176,187       190,333      178,372
     Interest bearing                                           262,785      191,203       237,778      214,887
     Certificates of deposit and other time deposits            158,538      145,890       146,613      145,076
                                                               ------------------------------------------------
         Total deposits                                         625,231      513,280       574,724      538,335


Federal funds purchased and securities sold                       3,689       28,558        12,083        8,520
   under agreements to repurchase
Accrued interest payable and other liabilities                    3,070        3,159         5,051        4,126
Notes payable                                                     4,800        6,400         5,600        7,200
Senior debentures                                                   -            600           200          850
                                                               ------------------------------------------------
         Total liabilities                                      636,790     $551,997      $597,658     $559,031
                                                               ================================================


Shareholders' equity:
Preferred stock, $1 par value, 1 million shares auth.                49          -              49          -


Common stock, $1 par value, 20 million shares auth.               7,951        7,849         7,859        7,818

Capital surplus                                                  15,436       14,351        14,985       14,204

Retained earnings                                                30,820       23,083        27,005       19,829


Net unrealized gain (loss) on available-for-sale
  securities                                                        -           (560)          -         (2,228)


Net unrealized gain (loss) on held-to-maturity
   securities transferred from available-for-sale                  (169)         -            (207)         -
                                                               ------------------------------------------------

         Total shareholders' equity                              54,087       44,723        49,691       39,623
                                                               ------------------------------------------------

         Total liabilities and shareholders' equity            $690,877     $596,720      $647,349     $598,654
                                                               ================================================


            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                                  Three Months               Six Months
                                                                                 Ended June 30,            Ended June 30,
                                                                               1996         1995         1996          1995
                                                                             ------------------------------------------------
                                                                                        (dollars in thousands)
Interest income:
   Loans, including fees:
     Taxable                                                                 $ 10,250      $ 8,860      $20,070       $17,008
     Tax-exempt                                                                   -             23          -              46
   Federal funds sold                                                             206          -            310            36
   Deposits in financial institutions                                             130           18          150            23
   Investment securities:
     Taxable                                                                    2,057        2,432        4,266         4,939
     Tax-exempt                                                                   284          291          566           579
                                                                               ----------------------------------------------
        Total interest income                                                  12,927       11,624       25,362        22,631

Interest expense:
   Demand and savings deposits                                                  2,005        1,095        3,873         2,558
   Certificates and other time deposits                                         1,899        1,938        3,740         3,318
   Federal funds purchased and repurchase agreements                               96          497          225           766
   Debentures and notes payable                                                    91          160          221           328
                                                                               ----------------------------------------------
        Total interest expense                                                   4,091       3,690        8,059         6,970

        NET INTEREST INCOME                                                      8,836       7,934       17,303        15,661

           Provision for credit losses                                             520         231        1,033           517
                                                                               ----------------------------------------------
        NET INTEREST INCOME AFTER PROVISION                                      8,316       7,703       16,270        15,144

Noninterest income:
   Customer service fees                                                         1,217       1,263        2,526         2,494
   Other                                                                           632         648        1,253         1,194
                                                                               ----------------------------------------------
        Total noninterest income                                                 1,849       1,911        3,779         3,688

Noninterest expenses:
   Salaries and employee benefits                                                4,067       3,802        8,023         7,374
   Net occupancy expense                                                           558         512        1,097         1,099
   Losses (gains) and carrying costs of real estate
      acquired by foreclosure                                                       56          30          102             2
   FDIC assessment                                                                 -           281            1           569
   Equipment expense                                                               360         544          681         1,077
   Legal and professional fees                                                     132          47          235           197
   Data processing                                                                 208         155          456           370
   Telephone                                                                       186         117          332           248
   Supplies                                                                        136         176          252           362
   Other                                                                           848         860        1,700         1,560
                                                                               ----------------------------------------------
        Total noninterest expenses                                               6,551       6,524       12,879        12,858
        EARNINGS BEFORE INCOME TAXES                                             3,614       3,090        7,170         5,974
           Provision for income taxes                                            1,083         972        2,236         1,872
                                                                               ----------------------------------------------
        NET EARNINGS                                                           $ 2,531     $ 2,118      $ 4,934       $ 4,102
                                                                               ==============================================


            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                               Six Months
                                                                                                             Ended June 30,
                                                                                                          1996            1995
                                                                                                        -----------------------
                                                                                                         (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                                                          $ 4,934        $ 4,102
   Adjustments to reconcile net earnings to net cash provided by operating activities:
          Amortization and accretion of premiums and discounts on investment securities, net                 125            213
          Provision for credit losses                                                                      1,033            517
          (Gain) loss on sale of premises and equipment                                                       (6)           -
          (Gain) loss on sale of real estate acquired by foreclosure                                          (3)           (42)
          Depreciation and amortization                                                                    1,192          1,174
          Writedown of real estate acquired by foreclosure                                                    34            120
          Increase in accrued interest receivable and other assets                                         1,000            210
          Decrease in accrued interest payable and other liabilities                                      (1,981)        (2,115)
                                                                                                        -----------------------
              Total adjustments                                                                            1,394             77
                                                                                                        -----------------------
              Net cash provided by operating activities                                                    6,328          4,179

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity and paydowns of held-to-maturity investment securities                          14,857          8,266
   Purchase of held-to-maturity investment securities                                                        -             (774)
   Proceeds from maturity and paydowns of available-for-sale investment securities                           -           10,692
   Purchase of available-for-sale investment securities                                                     (621)           (85)
   Net increase in loans                                                                                 (56,462)       (29,978)
   Proceeds from sale of real estate acquired by foreclosure                                                 418            155
   Capital additions to real estate acquired by foreclosure                                                  (23)           -
   Net (increase) decrease in interest-bearing deposits in financial institutions                           (105)           143
   Proceeds from sale of premises and equipment                                                               20            -
   Purchase of premises and equipment                                                                     (4,372)        (1,877)
              Net cash used in investing activities                                                      ----------------------
                                                                                                         (46,288)       (13,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                                                            50,507        (25,055)
   Net (decrease) increase in repurchase agreements/funds purchased                                       (8,394)        20,038
   Repayments of notes payable                                                                              (800)          (800)
   Proceeds from issuance of common stock                                                                    532            166
   Dividends paid                                                                                         (1,108)          (836)
   Repayment of senior debentures                                                                           (200)          (250)
                                                                                                         ----------------------
              Net cash provided by (used in) financing activities                                         40,537         (6,737)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                         577        (16,016)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                                   $65,075        $59,772
                                                                                                         ----------------------
   End of period                                                                                         $65,652        $43,756
                                                                                                         ======================



            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

(1)  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc. (the "Company"), for the year ended December 31, 1995.

(2)  Earnings per Share

Earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. Dilutive common stock options have been included in the calculations. The weighted average shares used in the calculation of fully diluted earnings per share for the quarter ended June 30, 1996, are as follows:



                                                       Three Months           Six Months          Six Months
                                                           Ended                 Ended              Ended
                                                          June 30,              June 30,           June 30,
                                                            1996                  1996               1995
                                                       ------------           ----------          ----------
Common shares (See below)                                 7,922,234            7,902,332           7,832,400
Common share equivalents (See below)                        241,176              247,423             150,870
                                                         ----------           ----------          ----------
                                                          8,163,410            8,149,755           7,983,270
                                                         ==========           ==========          ==========
Net earnings                                             $2,531,820           $4,934,355          $4,102,639
Earnings per share (See below)                           $     0.31           $     0.61          $     0.51


    Note: Common shares, common share equivalents, and earnings per share for 1995 have been adjusted to reflect a three-for-two stock split effective February 14, 1996. See discussion item (3) below for additional information regarding the stock split.

(3)  Capital Stock

Common Stock

The Company plans to pay quarterly dividends at the annual rate of $0.28 per share during 1996. Dividends of $0.07 per share for the first and second quarters were paid February 14, 1996, and May 10, 1996. The third quarter dividend, also $0.07 per share, was declared July 15, 1996, and paid on August 8, 1996, to shareholders of record July 29, 1996.

As of June 30, 1996, an additional 509,148 shares of common stock were issuable (without regard to vesting restrictions) upon exercise of the Company's outstanding employee stock options under the 1994 Stock Incentive Plan and the 1984 Stock Option Plan, and pursuant to outstanding subscriptions under the Company's 1994 Employee Stock Purchase Plan.

The Company's Non-Employee Director Compensation Plan provides, subject to an annual possibility of modification by the Company, that payment of outside directors will be effected by issuance of shares of the Company's stock in lieu of cash fees. Accordingly, in April 1996 the Company issued 11,250 shares as payment in full of outside director fees for director and committee services during the period April 1996 through March 1997, inclusive. The Company expects to continue a policy of such payments during future periods.

Preferred Stock

The Company's Board of Directors has approved issuance of three series of the Company's Convertible Preferred Stock. Each of the three series is to be issued in conjunction with the opening of one of three new offices of Sterling Bank (see "Significant Developments" on page 8 of this Form 10-Q). The convertibility ratio of the Convertible Preferred Stock to Common Stock will depend upon the performance of the new office in reaching certain defined deposit goals. The shares will be offered pursuant to Private Placement Memoranda to qualified investors who are bona fide Texas residents approved by the executive officer of the respective new banking offices, and who are either residents or businesspersons in the neighboring community. The intent of the Company is to create a common interest between management of the new offices and members of the neighboring community, and to promote acceptance of the new banking office by its nearby businesses. Accordingly, 49,500 shares of Series A stock were sold to 29 investors in the Company's new Cypress office during a subscription period that ended October 20, 1995. The subscription period for Series B shares, related to the Company's new Upper Kirby office, began May 1, 1996, and will terminate September 15, 1996. No more than 150,000 shares of Series B Convertible Preferred Stock will be issued; and none will be issued prior to the termination date of the offering. Similarly, Series C shares will be offered for sale to potential investors in the new Cypress Station office which is scheduled to open in late 1996 or early 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENTS

Sterling Bank Begins Mortgage Company Relationship

Pending regulatory approval, the Company's banking subsidiary, Sterling Bank (the "Bank"), has announced its plan to acquire a minority interest in Charter Mortgage Company, an originator of single family residential mortgage loans headquartered in Houston. As part of the transaction, Charter Mortgage Company has changed its name to Sterling Capital Mortgage Company ("SCMC") effective July 22, 1996. SCMC has offices in most large Texas housing markets, including Houston, Dallas-Fort Worth, Austin and El Paso, as well as an office in Phoenix, Arizona.

Beginning in June, the Bank entered into a Temporary Mortgage Loan Purchasing Program with SCMC. Under the program, the Bank provides SCMC the funds needed to close the single family residential loans it originates, provided such loans have been pre-sold to qualified investors. Upon receipt of permanent funding from the investors, the Bank will receive interest income for each mortgage loan for the period it is temporarily owned by the Bank based upon the mortgage rate of each such loan, in addition to repayment of principal.

Three New Offices Under Development

The Bank continues its planned expansion of banking services in the greater Houston market. The first of three new community banking offices, the Cypress office, opened in September 1995 near the intersection of Jones and Grant Roads in the northwest part of the greater Houston area. A second new banking office opened August 12, 1996, at the intersection of Westheimer Road and Kirby Drive in the Upper Kirby district of Houston. The Bank intends to open a third new office in the Cypress Station area of north Houston near the intersection of Interstate Highway 45 and FM 1960 by late 1996 or early 1997. The Bank has hired two employees, including an executive officer for the location, and has purchased a site, with construction expected to begin in August.

Convertible Preferred Stock Series B Offered

On July 17, 1995, the Company's Board of Directors authorized issuance of three new series of Convertible Preferred Stock (designated as Series A, Series B, and Series C) to be offered to persons the Company believes will be beneficial to the development and support of the three new banking offices discussed above. In conjunction with the opening of the new Upper Kirby office expected in July, the Series B shares were offered in a Confidential Private Placement Memorandum to qualified investors beginning May 1, 1996. The offering is scheduled to terminate September 15, 1996. Additional information regarding the offering and the new offices is discussed under Preferred Stock in Footnote 3 to the Company's unaudited financial statements in Part I and in Item 2 of
Part II of this Form 10-Q.

FINANCIAL CONDITION

Investments in Subsidiaries

Sterling Bank, which operates 12 community banking offices in the greater Houston area, and which intends to add a 13th banking office during late 1996 or early 1997, constitutes the Company's only subsidiary.

Total Assets

The total consolidated assets of the Company as of June 30, 1996, were $690.9 million, as compared to $596.7 million on the same date in 1995, an increase of $94.2 million or 15.8%.

Federal Funds Sold and Federal Funds Purchased

The Bank had federal funds sold as of June 30, 1996, in the amount of $10.0 million. On the same date in 1995, the Bank had no federal funds sold. The Bank had no federal funds purchased at June 30, 1996, as compared $19.0 million at June 30, 1995. The net federal funds position shifted by $29.0 million between June 30, 1995 and 1996, primarily a result of the increase in deposits realized over this time period.

Loans

As of June 30, 1996, loans (excluding student and residential mortgage loans held for resale in the amounts of $34.4 million in 1996 and $6.9 million in
1995) were $414.0 million, as compared to $351.6 million on the same date in 1995, an increase of $62.4 million or 17.7% due primarily to continued strong loan demand. When compared to total loans of $384.8 million on December 31, 1995, the June 30, 1996, loan balance represents a year-to-date $29.2 million increase in internal loan production, net of payoffs, an annualized percentage increase of 15.3%. At June 30, 1996, loans as a percentage of assets and deposits were 59.9% and 66.2%, respectively. The following table summarizes the Bank's loan portfolio by type of loan as of June 30, 1996 (in thousands):

                                                June 30, 1996        Percent
                                                   Balance           of Total
                                                -------------        --------
Commercial, financial and industrial               155,899            37.66%
Real estate - commercial                           107,352            25.93%
Real estate - residential mortgage                  45,009            10.87%
Real estate - construction                          37,417             9.04%
Installment and other                               71,643            17.30%
    Less unearned discount                          (3,305)          (0.80)%
                                                   -------           -------
        Total loans                                414,015           100.00%
                                                   =======           =======

Investment Securities

The Bank's investment portfolio as of June 30, 1996, totaled $153.2 million, as compared to $176.2 million on the same date in 1995. The decrease of $23.0 million or 13.1% is a result of the Bank's reinvestment of cash provided by its investment securities to other uses. Funds provided by the reduction in investment securities were used primarily to fund the Bank's strong loan growth. As required by generally accepted accounting principles, the Bank has designated its total securities portfolio into (a) Held-to-maturity and (b) Available-for-sale. As of June 30, 1996, the "Held-to-maturity" ("HTM") portfolio totaled $148.7 million and included substantially all of the investment securities maintained by the Bank for investment purposes. The Available-for-sale ("AFS") portfolio totaled $4.5 million and consisted of the Bank's portfolio of investment assets which were held for reasons other than solely for investment, such as the Bank's stock in the regional Federal Home Loan Bank (the "FHLB"). Due to the nature of the securities classified as AFS, there was no net unrealized gain or loss in the AFS portfolio as of June 30, 1996. The Bank tracks but does not record market changes on its HTM portfolio. At June 30, 1996, the market value of the HTM portfolio was $146.1 million.

The Company analyzes its interest rate risk position by use of a simulation model. As of June 30, 1996, the simulation model indicates that, in the event of a 200 basis point increase in underlying market interest rates, the Company's net interest income would increase 3.90%. Correspondingly, in the event of a 200 basis point decrease in market interest rates, the Company's net interest income would decrease by 4.64%. The results of this "rate stress test", which assumes a parallel shift in the yield curve, indicate that the present mix of earning assets and paying liabilities constitutes an Asset/Liability portfolio with reasonable protection from income shocks caused by changes in interest rates. The simulation model also provides a detailed GAP analysis, which the

Company uses as a secondary source in analyzing its Asset/Liability mix. The GAP measurement of Rate Sensitive Assets (RSA) to Rate Sensitive Liabilities
(RSL) indicates a positive GAP of 1.0410 through the first year and a positive
1.0752 through three years cumulative.

Allowance for Credit Losses

Following is a summary of the changes in the allowance for credit losses for the six months ended June 30, 1996, and the relationship of the allowance account to total loans at June 30, 1996, and December 31,1995 (in thousands):




Allowance for credit losses, December 31, 1995              $5,907
Chargeoffs                                                    (859)
Recoveries                                                     253
Provision for credit losses                                  1,033
                                                            ------
Allowance for credit losses, June 30, 1996                  $6,334
                                                            ======




                                                 June 30,          December 31,
                                                   1996                1995
                                                 --------          ------------
Loans outstanding at period-end                  $414,015            $384,777
Allowance for credit losses                      $  6,334            $  5,907
Allowance as a percent of period-end loans           1.53%               1.54%

In order to determine the adequacy of the allowance for credit losses, management considers the risk classification and delinquency status of loans and other factors. Management also establishes specific allowances for credits which management believes require allowances greater than those allocated according to their risk classification. An unallocated allowance is also established based on the Bank's historical chargeoff experience over the last ten years. The Bank may reduce the provision for credit losses where appropriate to adjust for significant recoveries. The Bank will continue to monitor the adequacy of the allowance for credit losses to determine the appropriate accrual for the Bank's bad debt expense.

Risk Elements

Nonperforming, past due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Thirteen properties make up the $2,028,000 of real estate acquired by foreclosure ("ORE") at June 30, 1996, the largest of which is carried at $683,000 and consists of one commercial property in North Houston. This property actually was not foreclosed upon, but rather is a tract of unimproved land previously acquired by the Bank for future expansion. Because the Bank recently opted to acquire a second, more preferable, tract nearby, the first tract has been recategorized as ORE and is being marketed for sale. No loss is anticipated. The Bank carries all properties at the lower of the book value of the loan at foreclosure or the current fair market appraised values, less estimated closing costs.

The Bank defines potential problem loans as those loans not classified as nonperforming, but where information known by management indicates serious doubt that the borrower may not be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as substandard, doubtful, or loss, excluding all nonperforming loans.

As of June 30, 1996, the Bank has no material foreign outstandings or loan concentrations. The Bank, however, continues to monitor the potential risk of foreign borrowers and concentrations of credit.

The following schedule summarizes consolidated nonperforming loans, nonperforming assets and potential problem loans at year-end 1995 and at June 30, 1996.


                                                            June 30,          December 31,
                                                              1996                1995
                                                            --------          ------------
                                                                  (in thousands)
Nonaccrual loans                                            $ 2,052              $2,858
Restructured loans                                               77                 103
Accruing loans past due 90 days or more                         293                 446
                                                            -------              ------
   Total nonperforming loans                                  2,422               3,407

ORE and other foreclosed assets                               2,131               1,745
                                                            -------              ------
   Total nonperforming assets                               $ 4,553              $5,152
                                                            =======              ======

Total nonperforming loans as a % of gross loans                0.59%               0.89%
Total nonperforming assets as a % of total assets              0.66%               0.80%


Potential problem loans                                     $11,004              $9,101
                                                            =======              ======


remises and Equipment

The Bank's premises and equipment, net of depreciation, as of June 30, 1996, were $17.5 million, as compared to $13.8 million on the same date in 1995, an increase of $3.7 million or 26.8%. This increase is due primarily to renovation and improvements of the Bank's West, Gulf Freeway, and Westheimer banking offices during 1995 and includes upgrades to the electronic technology and telephone systems in all offices to handle increased volume. The Bank also completed the opening of the Cypress Office during the period. Additional increases in premises and equipment are expected during 1996 as the Bank completes facilities for the planned de novo banking offices discussed elsewhere in this Form 10-Q and continues to upgrade its computer and technology resources.

Deposits

Total deposits as of June 30, 1996, were $625.2 million, as compared to $513.3 million on the same date in 1995, an increase of $111.9 million or 21.8%, reflecting strong growth in the Bank's deposit base. When compared to total deposits of $574.7 million on December 31, 1995, the June 30, 1996, amount represents a year-to-date increase of $50.5 million, as the strong deposit growth experienced in the last months of 1995 continued through the first two quarters of 1996.

Noninterest bearing demand deposits at June 30, 1996, were $203.9 million, as compared to $176.2 million at June 30, 1995, an increase of $27.7 million or 15.7%. When compared to noninterest bearing demand deposits of $190.3 million on December 31, 1995, the June 30 amount represents a year-to-date increase of $12.7 million, consistent with the overall growth in deposits. The percentage of noninterest bearing deposits to total deposits as of June 30, 1996, continued strong at 32.6%.

Notes Payable

In December 1993 and March 1994, the Company borrowed $6.6 million and $1.4 million, respectively, pursuant to an $8 million credit facility between the Company and a large regional bank. Proceeds of the borrowings were used in the Company's acquisition and merger of two Houston banks into the Bank. The note will accrue interest at a rate of 7.13% until the third quarter of 1996. Since September 30, 1994, the Company has paid regular quarterly principal payments in the amount of $400,000 (5% of the original principal balance), which will continue for 20 quarters. As of June 30, 1996, the Company had made eight regularly scheduled principal payments totaling $3.2 million, and the balance remaining on the note was $4.8 million.

Senior Debentures

The Company's outstanding senior debentures were fully redeemed as of June 30, 1996, as compared to an existing balance of $600,000 on the same date in 1995.


CAPITAL RESOURCES AND LIQUIDITY

Shareholders' Equity

The following table displays the changes in shareholders' equity from December 31, 1995, to June 30,1996: (in thousands)




Equity, December 31, 1995                                         $49,691
Net earnings                                                        4,934
Sale of common stock                                                  532
Cash dividends paid                                                (1,108)
Net change in net unrealized loss on HTM securities transferred
from AFS                                                               38
                                                                  -------
Equity, June 30, 1996                                             $54,087
                                                                  =======



The Company's risk based capital ratios remain above the levels designated as "Well Capitalized" on June 30, 1996, with Tier-1 Capital, Total Risk-Based Capital, and Leverage Capital Ratios of 11.12%, 12.37%, and 7.85%, respectively.

Liquidity

Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers' withdrawal requirements and shareholders' dividends. The Company has instituted Asset/Liability Management policies, including but not limited to a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The Company has numerous sources of liquidity including a significant portfolio of shorter term assets, marketable investment securities (not to include those presently classified as "Held-to-maturity"), increases in customers' deposits, and access to borrowing arrangements. Available borrowing arrangements maintained by the Bank include informal federal funds lines with other commercial banks, an advancement arrangement with the FHLB, and reverse repurchase lines with other commercial banks and the FHLB.


RESULTS OF OPERATIONS

Net Income

Net income for the six month period ended June 30, 1996, was $4,934,000, as compared to $4,102,000 for the same period in 1995, an increase of $832,000 or 20.3%. The Company attributes the increase to its maintenance of strong net interest margins and to its containment of operating expense increases despite the ongoing growth of the Bank. Thus, primarily as a result of the Bank's strong deposit and loan growth, average earning assets for the six months ending June 30, 1996, were $590.5 million, an increase of $64.7 million or 12.3% over average earning assets of $525.8 million at June 30, 1995. In addition, operating efficiencies realized during the first two quarters of 1996, combined with the reduction of the Federal Deposit Insurance Corporation (the "FDIC") assessment, contributed to the increase in net income.

Net Interest Income

Net interest income for the six month period ended June 30, 1996, was $17.3 million, as compared to $15.6 million for the same period in 1995, an increase of $1.7 million or 10.9%. As discussed above, the Company attributes the growth in net interest income primarily to increases in average earning assets, enhanced by the maintenance of a strong net interest margin. The yield on average earning assets for the six month period ended June 30, 1996, was 8.64%, as compared to 8.68% for the same period in 1995, a decrease of 4 basis points. This decrease is due primarily to an increase in total loan volume coupled with a 23 basis point decrease in loan yield, combined with a change in the investment portfolio mix from longer term investment securities to lower yielding, more liquid federal funds sold and interest bearing deposits. At June 30, 1996, total loans represented 69.9% of total interest earning assets, compared to 65.3% for the same period in 1995. The cost of interest bearing liabilities rose 11 basis points from 3.71% to 3.82% for the same period. The Company's 5.99% net interest margin for the first six months of 1996 represents a decrease of 14 basis points from the 6.13% net interest margin registered during the same period in 1995.

The data used in the analysis of the changes in net interest income is derived from the daily average levels of earning assets and interest-bearing liabilities as well as from the rates earned and paid on such amounts. The rates earned and paid on each major type of asset and liability are shown beside the average balance in the account for the period. The average yields on all interest-earning assets and the average cost of all interest-bearing liabilities also are summarized. The following schedule gives a comparative analysis of the Company's daily average interest-earning accounts and interest-bearing accounts for the six-month periods ended June 30, 1996 and 1995:

                       CONSOLIDATED AVERAGE BALANCE SHEET
                          SCHEDULE NET INTEREST INCOME
                            AND NET INTEREST MARGIN
                                  (UNAUDITED)
                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                                                                          Six Months Ended June 30,
                                                                            (dollars in thousands
                                                                   1996                                1995

                                                      Average               Average       Average                Average
                                                      Balance    Interest  Yield/Rate     Balance    Interest   Yield/Rate
                                                     --------------------------------    ---------------------------------
Interest Earning Assets:
Interest bearing deposits in financial institutions  $  5,941    $   150      5.08%       $    779     $    23      5.95%
Federal funds sold                                     11,500        310      5.42%          1,867          36      3.89%
Investment securities (taxable)                       137,935      4,266      6.22%        156,584       4,939      6.36%
Investment securities (tax-exempt)                     22,341        566      5.09%         23,042         579      5.07%
Loans, net of unearned discount (taxable)             412,807     20,070      9.78%        342,480      17,008     10.01%
Loans, net of unearned discount (tax-exempt)              -          -         -             1,081          46      8.58%
                                                     -----------------------------        ------------------------------
  Total Interest Earning Assets                      $590,524    $25,362      8.64%       $525,833     $22,631      8.68%

Noninterest Earning Assets:
Cash and due from banks                              $ 51,214                             $ 40,317
Premises and equipment, net                            17,168                               13,582
Other assets                                           10,384                               11,000
Allowance for credit losses                            (6,124)                              (6,031)
                                                      -------                            ---------
  Total Noninterest Earning Assets                    $72,642                             $ 58,868

  Total Assets                                       $663,166                             $584,701
                                                      =======                             ========
Interest Bearing Liabilities:
Demand and savings deposits                          $256,325     $3,873      3.04%       $202,363      $2,558      2.55%
Certificates and other time deposits                  153,106      3,740      4.91%        143,908       3,318      4.65%
Other borrowings                                        9,851        225      4.59%         25,032         766      6.17%
Debentures and notes payable                            5,306        221      8.38%          7,725         328      8.56%
                                                     ----------------------------         ------------------------------
  Total Interest Bearing Liabilities                 $424,588     $8,059      3.82%       $379,028      $6,970      3.71%

Noninterest Bearing Liabilities:
Demand deposits                                      $183,331                             $160,867
Other liabilities                                       3,137                                3,088
Shareholders' equity                                   52,110                               41,718
                                                     --------                             --------
  Total Noninterest Bearing Liabilities              $238,578                             $205,673

  Total Liabilities and Shareholders' Equity         $663,166                             $584,701
                                                     ========                             ========
Net Interest Income & Margin                                     $17,303      5.89%                    $15,661      6.01%
                                                                 =================                     =================

Net Interest Income & Margin (tax equivalent)                    $17,599      5.99%                    $15,983      6.13%
                                                                 =================                     =================

Provision for Credit Losses

Provision for credit losses for the first six months of 1996 was $1,033,000, a compared to $517,000 for the same period in 1995, an increase of $516,000 or 99.8%. After net chargeoffs of $606,000 and provisions for the first six months of 1996, the Bank's allowance for credit losses increased by $427,000 from $5,907,000 on December 31, 1995, to $6,334,000 on June 30, 1996. Please
refer to the earlier discussion of Allowances for Credit Losses and Nonperforming Loans for additional insight to management's approach and methodology in estimating the allowance for possible credit losses.

Noninterest Income

Total noninterest income remained relatively unchanged for the six month perio ended June 30, 1996, at $3.8 million, as compared to $3.7 million for the same period in 1995, an increase of $0.1 million or 2.7%.

Noninterest Expense

Noninterest expenses were flat at $12.9 million for the first six months of 1996 as compared to $12.8 for the same period in 1995. Year-to-year improvements in equipment, FDIC assessment, and supplies expenses were offset by higher costs for salaries and other expenses.

Salaries and employee benefits for the six month period ended June 30, 1996, were $8.0 million, as compared to $7.4 million for the same period in 1995, an increase of $600,000 or 8.1%. The increase is due in part to strong net incom growth, which caused corresponding increases in the Company's profit-sharing and incentive plan costs of approximately $137,000 between the 1995 and 1996 periods. An additional portion of the increase is due to an increase in the number of employees, caused primarily by additional staffing of the central operations areas as well as inception of staffing of the new Cypress office, which opened in mid 1995, and the new Upper Kirby and Cypress Station offices. At June 30, 1996, the Company employed 339 full time equivalent employees, as compared to 322 at June 30, 1995. The remaining increase in personnel costs may be attributed to normal merit and cost-of-living pay increases, which averaged less than 3%. The Company's ratio of total assets per full-time equivalent employee as of June 30, 1996, increased to $2,038,000 from $1,853,000 on the same date in 1995.

Net occupancy expenses for the period ended June 30, 1996, were $1.1 million, unchanged from the same period in 1995. Rental reduction at the Westheimer office offset renovation and reconstruction expenses incurre at the Westheimer and Gulf Freeway offices in addition to expenses related to the new Cypress office. Management expects increases in net occupancy expense during the remainder of 1996 as additional expenses are recognized due to the new Upper Kirby and Cypress Station offices and to planned renovation and reconstruction of the Guardian and Champions offices.

The FDIC assessment for the six month period ended June 30, 1996, was $1,000, as compared to $569,000 for the same period in 1995, a decrease of $568,000 or 99.8%. The decrease is due to a reduction, effective in September of 1995, but retroactive to the second quarter of 1995 in the FDIC premium on deposits.
This reduction resulted in a decrease of the Bank's FDIC assessment rate from $0.23 to $.00 per $100 of deposits. Sterling now pays approximately $500 per quarter to the FDIC for membership.

Equipment expense for the six month period ended June 30, 1996, was $681,000, as compared to $1,077,000 for the same period in 1995, a decrease of $396,000 or 36.8%. The decrease is reflective primarily of higher-than-normal expenditures occurring in the first six months of 1995 as the Company merged the four banking offices of two acquired institutions into the Bank. The Company expects that in future periods equipment expenses will rise due to planned purchases relating to opening the new Upper Kirby and Cypress Station Offices and to the renovation work targeted for existing offices as noted above.

Data processing expense for the six month period ended June 30, 1996, was $456,000, as compared to $370,000 for the same period in 1995, an increase of $86,000 or 23.2%. The company expects ongoing increases in its data processing expenses for the remainder of 1996 as it completes local and wide-area network construction, the primary cause of the year-to-date increase over the prior year, and also as it continues implementation of its long-term technology strategy.

All other noninterest expenses, including supplies expense, legal and professional fees, telephone expenses, and costs associated with foreclosed and repossessed assets, for the six month period ended June 30, 1996, were $2.6 million as compared to $2.4 million for the same period in 1995, an increase of $0.2 million or 8.3%. Increases in telephone and other expenses were partly offset by a $110,000 decrease in supplies expense, The decrease in supplies related to higher-than-normal supplies expenditures occurring in the first quarter of 1995 due to the Company's merger of the four banking offices of two acquired institutions into the Bank. The Company expects that in future periods other noninterest expenses will rise due to purchases related to opening the new Upper Kirby and Cypress Station offices and to the renovation and reconstruction of the Guardian and Champions offices, as well as to continued growth in loans and bookkeeping operations.

SUPPLEMENTAL TABLES

                 STERLING BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL HIGHLIGHTS
                                 (UNAUDITED)
             (in thousands except for per share data and ratios)



                                                                   2nd Qtr     1st Qtr     4th Qtr   3rd Qtr   2nd Qtr
                                                                    1996        1996        1995      1995      1995
                                                                ------------------------------------------------------
Common Stock Data (A):
     Earnings per common share: primary                             0.31          0.30       0.30     0.29      0.27
     Earnings per common share: fully diluted                       0.31          0.30       0.30     0.29      0.27
     Dividends paid per common share                                0.07          0.07       0.05     0.05      0.05
     Book value per common share [EOP] (no dilution)                6.68          6.29       6.32     5.96      5.70
     Tangible book value [EOP] (no dilution)                        6.43          6.01       6.05     5.67      5.40
     Market price [EOP]:
      High                                                         15.50         14.00      12.17     12.00     9.00
      Low                                                          13.31         11.25      11.00      8.67     7.83
      Close                                                        14.00         14.00      11.67     11.50     8.83
     Market price capitalization (mktprice x #shrs) [EOP]        111,301       110,642     91,688    90,321   69,183
     Market price / book value [EOP]                             209.58%       222.58%    184.60%   192.95%  154.97%
     Common share dividend                                           554           554        419       419      420
     Dividend payout ratio (DPCS / EPCS)                          22.58%        23.33%     17.78%    18.60%   20.00%
     Dividend yield (DPCS / mktprice) [EOP]                        2.00%         2.00%      1.83%     1.86%    2.42%
     Price / earnings ratio (mktprice / 4 qtrs. earnings)          11.70         12.14      10.57     10.88     8.69
     Common shares [EOP]                                           7,950         7,903      7,859     7,854    7,832
     Common shares: primary (average)                              8,163         8,121      8,086     8,042    7,929
     Common shares: fully diluted (average)                        8,163         8,144      8,086     8,079    7,990
     Preferred shares: [EOP]                                          49            49         49       -        -

Income Statement:
     Interest income                                              12,927        12,435     12,280    11,822   11,624
     Interest expense                                              4,091         3,968      3,850     3,737    3,690
                                                                ------------------------------------------------------
     Net interest income                                           8,836         8,467      8,430     8,086    7,934
     Provision for loan losses                                       520           513        216       186      231
     Noninterest income                                            1,849         1,930      1,935     1,913    1,911
     Noninterest expense                                           6,551         6,328      6,579     6,344    6,524
     Provision for income taxes                                    1,083         1,153      1,146     1,129      972
                                                                ------------------------------------------------------
     Net income                                                    2,531         2,403      2,424     2,340    2,118
                                                                ======================================================

(A) Figures have been restated where appropriate to reflect a 3-for-2 stock split in the form of 50% stock dividend paid in February 1996.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED FINANCIAL HIGHLIGHTS, CONTINUED
                                  (UNAUDITED)
              (in thousands except for per share data and ratios)


                                                                       2nd Qtr    1st Qtr   4th Qtr     3rd Qtr    2nd Qtr
                                                                         1996       1996      1995        1995       1995
                                                                      ------------------------------------------------------
Balance Sheet - End of Period:
     Federal Funds Sold                                                  10,000     10,000     5,000           -          -
     Interest bearing deposits in other financial institutions            1,240      9,192     1,135         139        258
     Investment securities available-for-sale                             4,552      3,994     3,931      58,088     57,769
     Investment securities held-to-maturity                             148,657    155,989   163,581     114,650    118,403
     Loans held for sale                                                 34,419      9,680     7,868       6,848      6,902
     Loans, net of unearned income                                      414,015    404,109   384,777     361,370    351,649
                                                                       ------------------------------------------------------
     Total interest-earning assets                                      612,883    592,964   566,292     541,095    534,981

     Allowance for loan losses                                          (6,334)    (6,256)   (5,907)     (6,187)    (6,236)
     Cash and due from banks                                            55,652     46,684    60,075      49,725     43,756
     Other real estate                                                   2,028      1,833     1,716       1,718      1,369
     Other assets                                                       24,645     24,237    23,007      20,906     20,520
     Goodwill                                                            2,003      2,085     2,166       2,248      2,330
                                                                      ------------------------------------------------------
     Total assets                                                      690,877    661,547   647,349     609,505    596,720

     Noninterest-bearing deposits                                      203,908    184,875   190,333     175,300    176,187
     Interest-bearing deposits                                         421,323    406,402   384,391     356,153    337,093
                                                                      ------------------------------------------------------
     Total deposits                                                    625,231    591,277   574,724     531,453    513,280
     Federal funds purchased and securities sold under
         agreements to repurchase                                        3,689      9,494    12,083      21,231     28,558
     Note payable and senior debentures                                  4,800      5,200     5,800       6,400      7,000
                                                                      ------------------------------------------------------
     Total other interest-bearing liabilities                            8,489     14,694    17,883      27,631     35,558
     Other liabilities                                                   3,070      3,884     5,051       3,618      3,159
     Total shareholders' equity                                         54,087     51,692    49,691      46,803     44,723

Problem Assets & Potential Problem Loans [EOP]
     Nonaccrual loans                                                    2,052      2,159     2,858       2,482      2,673
     Restructured loans                                                     77         90       103         129        139
     Accruing loans past due 90 days or more                               293        698       446         458        675
                                                                      ------------------------------------------------------
     Total nonperforming loans                                           2,422      2,947     3,407       3,069      3,487
     ORE & other repossessed assets                                      2,131      1,899     1,745       1,824      1,397
                                                                      ------------------------------------------------------
     Total nonperforming assets                                          4,553      4,846     5,152       4,893      4,884
     Potential problem loans                                            11,004     10,643     9,101         N/A        N/A
     Nonperforming loans as a % of total loans                           0.59%      0.73%     0.89%       0.85%      0.99%
     Nonperforming assets as a % of total assets                         0.66%      0.73%     0.80%       0.80%      0.82%

Reconciliation of the Allowance for Credit Losses:
     Allowance for credit losses, beginning of period                    6,256      5,907     6,187       6,236      6,047
     Chargeoffs                                                           (582)      (277)     (572)       (294)      (102)
     Recoveries                                                            140        113        76          59         60
     Provision for credit losses                                           520        513       216         186        231
                                                                      ------------------------------------------------------
     Allowance for credit losses, end of period                          6,334      6,256     5,907       6,187      6,236
                                                                      ======================================================
     Reserve for credit losses [EOP]/:
      Total loans                                                         1.53       1.55      1.54        1.71       1.77
      Nonaccrual loans                                                  308.67     289.76    206.68      249.27     233.30
      Nonaccrual and accruing loans past due 90 days                    270.11     218.97    178.78      210.44     186.26

Selected Ratios:
     Overhead ratio                                                     61.31%     60.86%    63.47%      63.45%     66.27%
     Stockholders' equity / total assets [EOP]                           7.83%      7.81%     7.68%       7.68%      7.49%
     Loans / deposits [EOP]                                             66.22%     68.35%    66.95%      68.00%     68.51%
     Loans / assets [EOP]                                               59.93%     61.09%    59.44%      59.29%     58.93%

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED FINANCIAL HIGHLIGHTS, CONTINUED
                                  (UNAUDITED)
              (in thousands except for per share data and ratios)


                                                                         YTD        YTD         YTD       YTD      YTD
                                                                       2nd Qtr    1st Qtr     4th Qtr   3rd Qtr   2nd Qtr
                                                                        1996        1996        1995     1995      1995
                                                                    ------------------------------------------------------
Balance Sheet and Interest Margin [YTD AVG]
     Federal Funds Sold                                                 11,500     7,445       1,857     1,238      1,867
     Interest bearing deposits in other financial institutions           5,941     1,785       2,297     1,527      1,779
     Investment securities (taxable)                                   137,935   141,891     153,005   154,929    156,584
     Investment securities (tax exempt)                                 22,341    22,450      22,930    23,044     23,042
     Loans, net of unearned income (taxable)                           412,807   404,637     356,665   348,815    342,480
     Loans, net of unearned income (tax exempt)                              -         -         795     1,059      1,081
                                                                    ------------------------------------------------------
     Total interest-earning assets                                     590,524   578,208     537,549   530,612    525,833

     Cash and due from banks                                            51,214    49,946      42,575    41,259     40,317
     Bank premises and equipment, net                                   17,168    16,446      14,116    13,871     13,582
     Other assets                                                       10,384    10,436      10,281    10,915     11,000
     Allowance for loan losses                                          (6,124)   (5,986)     (6,080)   (6,059)    (6,031)
                                                                    ------------------------------------------------------
     Total assets                                                      663,166   649,050     598,441   590,598    584,701
                                                                    ======================================================
     Noninterest-bearing deposits                                      183,331   176,967     168,987   164,785    160,867
     Interest-bearing deposits                                         409,431   401,660     351,374   345,239    346,271
                                                                    ------------------------------------------------------
     Total deposits                                                    592,762   578,627     520,361   510,024    507,138
     Federal funds purchased and securities sold under
          agreements to repurchase                                       9,851    10,811      23,518    26,774     25,032
     Note payable and senior debentures                                  5,306     5,532       6,990     7,456      7,725
                                                                    ------------------------------------------------------
     Total interest-bearing liabilities                                424,588   418,003     381,882   379,469    379,028
     Other liabilities                                                   3,137     3,075       2,955     3,277      3,088
     Total shareholders' equity                                         52,110    51,005      44,617    43,067     41,718
                                                                    ------------------------------------------------------
     Total liabilities and shareholders' equity                        663,166   649,050     598,441   590,598    584,701
                                                                    ======================================================
     Yield on interest earning assets                                    8.64%     8.63%       8.69%     8.68%      8.68%
     Yield on interest bearing liabilities                               3.82%     3.81%       3.81%     3.77%      3.71%
     Net interest margin                                                 5.89%     5.87%       5.99%     5.98%      6.01%
     Net interest margin (tax equivalent)                                5.99%     5.98%       6.10%     6.10%      6.13%

Selected Ratios:
     Return on average assets [YTD]                                      1.50%     1.49%       1.48%     1.46%      1.41%
     Return on average stockholders' equity [YTD]                       19.04%    18.95%      19.87%    20.00%     19.83%
     Stockholders' equity / total assets [YTD]                           7.86%     7.86%       7.46%     7.29%      7.13%

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

Convertible Preferred Stock Authorized and Issued

The Convertible Preferred Stock authorized by the Company's Board of Directors and designated as Series A, Series B, and Series C has a liquidation preference over the Company's Common Stock. The stock is subject to certain limitations and restrictions as to sale. The subscription period for Series A shares ended October 20, 1995, with issuance of 49,500 shares to 29 investors. Pursuant to a Confidential Private Placement Memorandum of May 1, 1996, the Company has offered up to 150,000 shares of Series B shares for issue to qualified investors who are bona fide Texas residents. The offering of Series B shares is presently scheduled to end on September 15, 1996, with certificates to be issued on that date or shortly thereafter. Series C shares are expected to be issued beginning in late 1996 or early 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the regularly scheduled annual meeting of shareholders held on April 22, 1996, there were 6,477,805 shares present or represented by proxy, which was equal to 81.965% of all voting shares outstanding. Two votes were taken. Proposal #1 involved the election by security holders of six Class I Directors to the Company's Board of Directors to serve terms until the 1999 annual meeting of shareholders or until their successors have been elected and qualified. In the vote on Proposal #1, all nominees listed in the proxy statement were elected. In Proposal #2, security holders authorized an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock, $1.00 par value, from 10,000,000 to 20,000,000 shares. Further details of the vote, including vote totals, were previously disclosed in the Company's Form 10-Q filed in May 1996 and are incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

   Exhibit 4. Instruments Defining the Rights of Security Holders, including Indentures

     4.1) Articles of Incorporation of Jersey Village Bancshares, Inc., dated September 19, 1980

     4.2)     Amendment to Articles of Incorporation dated April 22, 1996

     4.3)     Amendment to Articles of Incorporation dated March 14, 1985

     4.4)     Amendment to Articles of Incorporation dated August 14, 1992

     4.5) Statement of Resolution Establishing Series A Convertible Preferred Stock

     4.6) Statement of Resolution Establishing Series B Convertible Preferred Stock

   Exhibit 11.  Computation of Earnings Per Share

     Included as Note (2) to Interim Consolidated Financial Statements on page 6 of this Form 10-Q

  Exhibit 27.  Financial Data Schedule

     The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.

b) Reports of Form 8-K No reports on Form 8-K were filed during the period ending June 30, 1996.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                      Sterling Bancshares, Inc.
                      -------------------------
                           (Registrant)



                      By:
                         -----------------------------------------------------
                           Seth A. McMeans
                           (Executive Officer and Principal Financial Officer)

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

    Exhibit 4. Instruments Defining the Rights of Security Holders, including Indentures

    4.1) Articles of Incorporation of Jersey Village Bancshares, Inc., dated September 19, 1980

    4.2)   Amendment to Articles of Incorporation dated April 22, 1996

    4.3)   Amendment to Articles of Incorporation dated March 14, 1985

    4.4)   Amendment to Articles of Incorporation dated August 14, 1992

    4.5)   Statement of Resolution Establishing Series A Convertible Preferred
           Stock

    4.6)   Statement of Resolution Establishing Series B Convertible Preferred
           Stock

    Exhibit 11.  Computation of Earnings Per Share
      Included as Note (2) to Interim Consolidated Financial Statements on page 6 of this Form 10-Q

    Exhibit 27.  Financial Data Schedule
      The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange
      Commission.
