Form 10-Q
period 1996-09-30
STERLING BANCSHARES INC
filed 1996-11-14
CIK 891098

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                 ------------

                                  FORM 10 - Q

                                 ------------



     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 1996

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number: 0-20750


                           STERLING BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


        Texas                                           74-2175590
------------------------                         ------------------------
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

                         Yes X       No
                            ---        ---



The number of shares outstanding of each class of the registrant's capital stock as of September 30, 1996:


    Class of Stock                                         Shares Outstanding
-----------------------------                              ------------------
Common Stock, Par Value $1.00                                  7,956,951

                           STERLING BANCSHARES, INC.

                              INDEX TO FORM 10-Q
--------------------------------------------------------------------------------

PART I. - FINANCIAL INFORMATION                                           Page No.
                                                                          -------
Item 1.  Financial Statements

The September 30, 1996 and 1995 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

         Consolidated Balance Sheets at September 30, 1996 and 1995 and at
         December 31, 1995 and 1994.........................................  3

         Consolidated Statements of Earnings for the Nine Months and Year-to-
         Date Ended September 30, 1996 and 1995.............................  4

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995........................................  5

         Notes to Interim Consolidated Financial Statements for the Period
         Ended September 30, 1996...........................................  6


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

         Significant Developments...........................................  8

         Financial Condition................................................  8

         Capital Resources and Liquidity.................................... 12

         Results of Operations.............................................. 12

         Supplemental Tables................................................ 17


PART II. - OTHER INFORMATION

Item 2. - Changes in Securities............................................. 20

Item 4. - Submission of Matters to a Vote of Security Holders............... 20

Item 6. - Exhibits and Reports on Form 8-K.................................. 21

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              September 30,               December 31,
                                                           1996          1995          1995          1994
                                                        ----------    ----------    ---------   ---------
                                                                        (dollars in thousands)
ASSETS
Cash and due from banks                                 $   53,864    $   49,725    $   60,075    $   49,759
Federal funds sold                                          18,000          --           5,000        10,013
Interest bearing deposits in financial institutions         13,785           139         1,135           401
Investment securities:
     Available-for-sale                                      4,110        58,088         3,931        65,883
     Held-to-maturity                                      141,662       114,650       163,581       126,074
                                                        ----------    ----------    ----------    ----------
         Total investment securities                       145,772       172,738       167,512       191,957
Investment in unconsolidated subsidiary                      2,167          --            --            --
Loans:
     Loans held for sale                                    39,388         6,848         7,868         5,311
     Loans held for investment                             428,823       361,370       384,777       323,249
         Total loans                                       468,211       368,218       392,645       328,560
         Allowance for credit losses                        (6,616)       (6,187)       (5,907)       (5,810)
                                                        ----------    ----------    ----------    ----------
         Total loans, net                                  461,595       362,031       386,738       322,750
Real estate acquired by foreclosure and certain other
   real estate                                               2,016         1,718         1,716         1,706
Premises and equipment, net                                 19,255        14,423        14,823        12,941
Goodwill                                                     1,921         2,248         2,166         2,493
Accrued interest receivable and other assets                 8,161         6,483         8,184         6,634
                                                        ----------    ----------    ----------    ----------
         Total assets                                   $  726,536    $  609,505    $  647,349    $  598,654
                                                        ==========    ==========    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
     Noninterest bearing                                $  221,671    $  175,300    $  190,333    $  178,372
     Interest bearing                                      274,818       207,691       237,778       214,887
     Certificates of deposit and other time deposits       161,991       148,462       146,613       145,076
                                                        ----------    ----------    ----------     ---------
         Total deposits                                    658,480       531,453       574,724       538,335
Federal funds purchased and securities sold
   under agreements to repurchase                            2,770        21,231        12,083         8,520
Accrued interest payable and other liabilities               4,508         3,618         5,051         4,126
Notes payable                                                4,400         6,000         5,600         7,200
Senior debentures                                             --             400           200           850
                                                        ----------    ----------    ----------    ----------
         Total liabilities                                 670,158       562,702       597,658       559,031

Shareholders' equity:
Preferred stock, $1 par value, 1 million shares auth.           49          --              49          --
Common stock, $1 par value, 20 million shares auth.          7,957         7,854         7,859         7,818
Capital surplus                                             15,465        14,382        14,985        14,204
Retained earnings                                           33,054        25,002        27,005        19,829
Net unrealized gain (loss) on available- for-sale
  securities                                                  --            (435)         --          (2,228)
Net unrealized gain (loss) on held-to-maturity
   securities transferred from available-for-sale             (147)         --            (207)         --
                                                        -----------    ---------    ----------    ----------
         Total shareholders' equity                         56,378        46,803        49,691        39,623
                                                        ----------    ----------    ----------    ----------
         Total liabilities and shareholders' equity     $  726,536    $  609,505    $  647,349    $  598,654
                                                        ==========    ==========    ==========    ==========

            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                            Three Months            Nine Months
                                                         Ended September 30,    Ended September 30,
                                                           1996       1995        1996       1995
                                                        --------   --------     -------   --------
                                                                      (dollars in thousands)
Interest income:
    Loans, including fees:
      Taxable                                           $ 11,131   $  9,089    $ 31,201   $ 26,097
      Tax-exempt                                              44         17          44         63
    Federal funds sold                                       106       --           416         36
    Deposits in financial institutions                       139         44         289         67
    Investment securities:
      Taxable                                              1,983      2,384       6,249      7,323
      Tax-exempt                                             278        289         844        868
                                                        --------   --------    --------   --------
         Total interest income                            13,681     11,823      39,043     34,454

Interest expense:
    Demand and savings deposits                            2,137      1,359       6,010      3,917
    Certificates and other time deposits                   1,970      1,814       5,710      5,132
    Federal funds purchased and repurchase agreements         42        419         267      1,185
    Debentures and notes payable                              87        145         308        473
                                                        --------   --------    --------   --------
         Total interest expense                            4,236      3,737      12,295     10,707

         NET INTEREST INCOME                               9,445      8,086      26,748     23,747
            Provision for credit losses                      532        186       1,565        703
                                                        --------   --------    --------   --------
         NET INTEREST INCOME AFTER PROVISION               8,913      7,900      25,183     23,044

Noninterest income:
    Customer service fees                                  1,267      1,275       3,793      3,769
    Earnings from unconsolidated subsidiary                  167       --           167       --
    Other                                                    656        638       1,909      1,832
                                                        --------   --------    --------   --------
         Total noninterest income                          2,090      1,913       5,869      5,601

Noninterest expenses:
    Salaries and employee benefits                         4,193      3,903      12,216     11,277
    Net occupancy expense                                    636        511       1,733      1,610
    Losses (gains) and carrying costs of real estate
       acquired by foreclosure                                27         (2)        129       --
    FDIC assessment                                            1        (35)          2        534
    Equipment expense                                        397        633       1,078      1,710
    Legal and professional fees                              128        190         363        395
    Data processing                                          244        101         700        471
    Telephone                                                153        132         485        380
    Supplies                                                 136         90         388        452
    Other                                                    989        821       2,689      2,373
                                                        --------   --------    --------   --------
         Total noninterest expenses                        6,904      6,344      19,783     19,202

         EARNINGS BEFORE INCOME TAXES                      4,099      3,469      11,269      9,443
            Provision for income taxes                     1,308      1,129       3,544      3,001
                                                        --------   --------    --------   --------

         NET EARNINGS                                   $  2,791   $  2,340    $  7,725   $  6,442
                                                        ========   ========    ========   ========

            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                    Nine Months
                                                                                                 Ended September 30,
                                                                                                   1996      1995
                                                                                                --------------------
                                                                                                (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                               $  7,725    $  6,442
     Adjustments to reconcile net earnings to net cash provided by operating activities:
           Amortization and accretion of premiums and discounts on investment securities, net        177         297
           Equity in undistributed earnings of unconsolidated subsidiary                            (167)       --
           Provision for credit losses                                                             1,565         703
           (Gain) loss on sale of premises and equipment                                             (29)       --
           (Gain) loss on sale of real estate acquired by foreclosure                                  1         (91)
           Depreciation and amortization                                                           1,813       1,856
           Writedown of real estate acquired by foreclosure                                           34         146
           Increase in accrued interest receivable and other assets                                   (8)        376
           Decrease in accrued interest payable and other liabilities                               (543)     (1,656)
                                                                                                --------------------
               Total adjustments                                                                   2,843       1,631
                                                                                                --------------------
               Net cash provided by operating activities                                          10,568       8,073

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity and paydowns of held-to-maturity investment securities                21,833      11,942
     Purchase of held-to-maturity investment securities                                             --          (774)
     Proceeds from maturity and paydowns of available-for-sale investment securities                --        13,278
     Purchase of available-for-sale investment securities                                           (179)     (2,808)
     Purchase of investment in unconsolidated subsidiary                                          (2,000)       --
     Net increase in loans                                                                       (76,491)    (40,384)
     Proceeds from sale of real estate acquired by foreclosure                                       417         333
     Capital additions to real estate acquired by foreclosure                                        (12)       --
     Net (increase) decrease in interest-bearing deposits in financial institutions              (12,650)        262
     Proceeds from sale of premises and equipment                                                    130        --
     Purchase of premises and equipment                                                           (6,772)     (3,093)
                                                                                                --------------------
               Net cash used in investing activities                                             (75,724)    (21,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposit accounts                                                  83,756      (6,882)
     Net (decrease) increase in repurchase agreements/funds purchased                             (9,313)     12,711
     Repayments of notes payable                                                                  (1,200)     (1,200)
     Proceeds from issuance of common stock                                                          567         200
     Dividends paid                                                                               (1,665)     (1,255)
     Repayment of senior debentures                                                                 (200)       (450)
                                                                                                --------------------
               Net cash provided by (used in) financing activities                                71,945       3,124

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               6,789     (10,047)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                        $ 65,075    $ 59,772
                                                                                                --------------------
     End of period                                                                              $ 71,864    $ 49,725
                                                                                                --------------------


            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)

(1)  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc. (the "Company"), for the year ended December 31, 1995.

(2)  Earnings per Share

Earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. Dilutive common stock options have been included in the calculations. The weighted average shares used in the calculation of fully diluted earnings per share for the quarter ended September 30, 1996, are as follows:

                                       Three Months   Nine Months    Nine Months
                                           Ended          Ended          Ended
                                       September 30,  September 30,  September 30,
                                           1996           1996           1995
                                       ------------   ------------   ------------
Common shares (See below)                 7,953,620      7,919,552      7,839,047
Common share equivalents (See below)        226,544        250,902        231,483
                                       ============   ============   ============
                                          8,180,164      8,170,454      8,070,530
                                       ============   ============   ============

Net earnings                           $  2,790,692   $  7,725,047   $  6,441,920
Earnings per share (See below)         $       0.34   $       0.95   $       0.80

     Note: Common shares, common share equivalents, and earnings per share for 1995 have been adjusted to reflect a three-for-two stock split effective February 14, 1996. See discussion item (3) below for additional information regarding the stock split.

(3)  Capital Stock

Common Stock

Dividends of $0.07 per share for the first, second, and third quarters were paid February 14, 1996, May 10, 1996, and August 8, 1996. The fourth quarter dividend, also $0.07 per share, was declared October 21, 1996, to be paid on November 11, 1996, to shareholders of record on November 1, 1996.

As of September 30, 1996, an additional 492,615 shares of common stock were issuable (without regard to vesting restrictions) upon exercise of the Company's outstanding employee stock options under the 1994 Stock Incentive Plan and the 1984 Stock Option Plan, and pursuant to outstanding subscriptions under the Company's 1994 Employee Stock Purchase Plan.

The Company's Non-Employee Director Compensation Plan provides that payment of outside directors will be effected by issuance of shares of the Company's stock in lieu of cash fees. Accordingly, in April 1996 the Company issued 11,250 shares as payment in full of outside director fees for director and committee service during the period April 1996 through March 1997, inclusive. The Company expects to continue to pay stock compensation to outside directors during future periods.

Preferred Stock

The Company's Board of Directors has designated four series of Convertible Preferred Stock. Each of the four series has been or will be issued in conjunction with the opening of four new bank offices (see "Significant Developments" on page 8 of this Form 10-Q). The conversion ratio of the Convertible Preferred Stock to Common Stock will depend upon the performance of the new office in reaching certain defined deposit goals. The shares have been or will be offered pursuant to Private Placement Memoranda to qualified investors who are bona fide Texas residents and who the Company believes will be beneficial to the development and support of the new banking office. The intent of the Company is to create a common interest between management of the new offices and members of the neighboring community, and to promote acceptance of the new banking office by nearby businesses. Accordingly, 49,500 shares of Series A Convertible Preferred Stock were sold to 29 investors in connection with the opening of the Company's new Cypress office during a subscription period that ended October 20, 1995. Similarly, 38,880 shares of Series B Convertible Preferred Stock were sold to 22 investors in connection with the opening of the Company's new Upper Kirby office during a subscription period that ended October 1, 1996. On November 15, 1996, the Company intends to issue two separate Private Placement Memoranda offering shares of Series C and Series D Convertible Preferred Stock to investors in connection with the opening of the Company's new Fountainview and Cypress Station offices, respectively. Each of the Series C and Series D offerings will be limited to 150,000 shares and will be scheduled to terminate February 14, 1997, unless extended pursuant to their stated terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENTS

Sterling Bank Begins Mortgage Company Relationship

Upon receipt of regulatory approval in September 1996, the Company's banking subsidiary, Sterling Bank (the "Bank"), acquired a 40% equity and 44% voting interest in Sterling Capital Mortgage Company ("SCMC"), an originator and servicer of single family residential mortgage loans headquartered in Houston. SCMC has offices in most large Texas housing markets, including Houston, Dallas-Fort Worth, Austin and El Paso, as well as an office in Phoenix, Arizona.

The Bank has continued its Temporary Mortgage Loan Purchasing Program with SCMC. Under the program, the Bank funds and purchases single family residential loans originated by SCMC, which loans have been pre-sold to qualified investors. Upon the sale of each loan to secondary market investors, the Bank receives interest income for each mortgage loan for the period it is temporarily owned by the Bank based upon the mortgage rate of each such loan, in addition to repayment of principal. The Bank anticipates no material change in its Temporary Mortgage Loan Purchasing Program.

Four New Banking Offices Opened or Under Development

The Bank has continued its planned expansion of banking services in the greater Houston market, with two new offices having opened in the past year and two more currently under development. The Cypress office, at 13386 Jones Road in the Cypress area of northwest Houston, opened on September 25, 1995, and has completed its first year of operations. The Upper Kirby office, located at the intersection of Westheimer Road and Kirby Drive in the Upper Kirby district of Houston, opened on August 12, 1996. As previously announced, the Bank intends to open a new office in the Cypress Station area of north Houston near the intersection of Interstate 45 and FM 1960. The Cypress Station office is under construction; and completion is expected in late December 1996 or in January 1997. A fourth new office will operate from a location on Fountainview Drive one block north of Westheimer Road, west of Houston's Galleria. The Fountainview office is expected to open in early December 1996.

Convertible Preferred Stock Series A and Series B Offerings Concluded, two new offerings planned

The Company's Board of Directors has designated four series of Convertible Preferred Stock (designated as Series A, B, C, and D) for offer and sale to persons the Company believes will be beneficial to the development and support of the four new banking offices discussed above. In conjunction with the opening of the new Upper Kirby office in August, the Series B shares were offered in a Confidential Private Placement Memorandum to qualified investors beginning May 1, 1996. The offering terminated October 1, 1996, with the issuance of 38,880 Series B shares. Additional information regarding the offerings and the new offices is discussed under Preferred Stock in Footnote 3 to the Company's unaudited financial statements in Part I and in Item 2 of
Part II of this Form 10-Q.

FINANCIAL CONDITION

Investments in Subsidiaries

Sterling Bank, which currently operates 12 community banking offices in the greater Houston area, constitutes the Company's only subsidiary.

Total Assets

The total consolidated assets of the Company as of September 30, 1996, were $726.5 million, as compared to $609.5 million on the same date in 1995, an increase of $117.0 million or 19.2%.

Federal Funds Sold and Federal Funds Purchased

The Bank had federal funds sold as of September 30, 1996, in the amount of $18.0 million. On the same date in 1995, the Bank had no federal funds sold. The Bank had no federal funds purchased at September 30, 1996, as compared to $8.0 million at September 30, 1995. The net federal funds position shifted by $26.0 million between September 30, 1995 and 1996, primarily as a result of the increase in deposits realized over this time period.

Loans

As of September 30, 1996, loans (excluding student and residential mortgage loans held for resale in the amounts of $39.4 million in 1996 and $6.8 million in 1995) were $428.8 million, as compared to $361.4 million on the same date in 1995, an increase of $67.4 million or 18.6% due primarily to continued strong loan demand. When compared to total loans of $384.8 million on December 31, 1995, the September 30, 1996, loan balance represents a year-to-date $44.0 million increase in internal loan production, net of payoffs, or an annualized percentage increase of 15.2%. At September 30, 1996, loans as a percentage of assets and deposits were 59.0% and 65.1%, respectively. The following table summarizes the Bank's loan portfolio by type of loan as of September 30, 1996 (in thousands):

                                          September 30,      Percent
                                              1996             of
                                             Balance          Total
                                            --------         ------
Commercial, financial and industrial         160,884          37.52%
Real estate - commercial                     110,377          25.74%
Real estate - residential mortgage            47,499          11.08%
Real estate - construction                    38,538           8.98%
Installment and other                         74,786          17.44%
     Less unearned discount                   (3,261)         (0.76)%
                                            ========         ======
         Total loans                         428,823         100.00%
                                            ========         ======

Investment Securities

The Bank's investment portfolio as of September 30, 1996, totaled $145.8 million, as compared to $172.7 million on the same date in 1995. The decrease of $26.9 million or 15.6% is a result of the Bank's reinvestment of cash into other uses. Funds provided by the reduction in investment securities were used primarily to fund the Bank's strong loan growth. As required by generally accepted accounting principles, the Bank has designated its total securities portfolio into (a) Held-to-maturity and (b) Available-for-sale. As of September 30, 1996, the "Held-to-maturity" ("HTM") portfolio totaled $141.7 million and included substantially all of the investment securities maintained by the Bank for investment purposes. The Available-for-sale ("AFS") portfolio totaled $4.1 million and consisted of the Bank's portfolio of investment assets which were held for reasons other than solely for investment, such as the Bank's stock in the regional Federal Home Loan Bank (the "FHLB"). Due to the nature of the securities classified as AFS, there was no net unrealized gain or loss in the AFS portfolio as of September 30, 1996. The Bank tracks but does not record market changes on its HTM portfolio. At September 30, 1996, the market value of the HTM portfolio was $139.9 million.

The Company analyzes its interest rate risk position by use of a simulation model. As of September 30, 1996, the simulation model indicates that, in the event of a 200 basis point increase in underlying market interest rates, the Company's net interest income would increase 1.36%. Correspondingly, in the event of a 200 basis point decrease in market interest rates, the Company's net interest income would decrease by 1.46%. The results of this "rate stress test", which assumes a parallel shift in the yield curve, indicate that the present mix of earning assets and interest bearing liabilities should provide reasonable protection from changes in interest rates. The simulation model also provides a detailed GAP analysis, which the Company uses as a secondary source in analyzing its Asset/Liability mix. The GAP measurement of Rate Sensitive

Assets (RSA) to Rate Sensitive Liabilities (RSL) indicates a positive GAP of
1.0686 through the first year and a positive 1.1001 through three years cumulative.

Allowance for Credit Losses

Following is a summary of the changes in the allowance for credit losses for the nine months ended September 30, 1996, and the relationship of the allowance to total loans at September 30, 1996, and December 31,1995 (in thousands):

Allowance for credit losses, December 31, 1995         $ 5,907
Chargeoffs                                              (1,165)
Recoveries                                                 309
Provision for credit losses                              1,565
                                                       -------
Allowance for credit losses, September 30, 1996        $ 6,616
                                                       =======


                                                 September 30,  December 31,
                                                     1996           1995
                                                 ------------   -----------
Loans outstanding at period-end                   $ 428,823      $ 384,777
Allowance for credit losses                       $   6,616      $   5,907
Allowance as a percent of period-end loans             1.54%          1.54%


In order to determine the adequacy of the allowance for credit losses, management considers the risk classification and delinquency status of loans and other factors. Management also establishes specific allowances for credits which management believes require allowances greater than those allocated according to their risk classification. An unallocated allowance is also established based on the Bank's historical chargeoff experience over the last ten years. The Bank may reduce the provision for credit losses where appropriate. The Bank will continue to monitor the adequacy of the allowance for credit losses to determine the appropriate accrual for the Bank's bad debt expense.

Risk Elements

Nonperforming, past due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Thirteen properties make up the $2,016,000 of other real estate owned ("ORE") at September 30, 1996, the largest of which is carried at $683,000 and consists of one commercial property in north Houston. This property is included in ORE although it was not acquired by foreclosure, but is a tract of unimproved land previously acquired by the Bank for future expansion. Because the Bank recently opted to acquire a second, preferable, tract nearby, the first tract has been reclassified as ORE and is being marketed for sale. No loss is anticipated. The Bank carries all properties at the lower of the book value of the loan at foreclosure or the current fair market value, less estimated closing costs.

The Bank defines potential problem loans as those loans not classified as nonperforming, but where information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as substandard, doubtful, or loss, excluding all nonperforming loans. As of September 30, 1996, the Bank has no material foreign outstandings or loan concentrations. The Bank, however, continues to monitor the potential risk of foreign borrowers and concentrations of credit.

The following schedule summarizes consolidated nonperforming loans, nonperforming assets and potential problem loans at year-end 1995 and at September 30, 1996.

                                                       September 30,   December 31,
                                                           1996           1995
                                                         -------         -------
                                                             (in thousands)
Nonaccrual loans                                         $ 2,138         $ 2,858
Restructured loans                                            58             103
Accruing loans past due 90 days or more                      643             446
                                                         -------         -------
    Total nonperforming loans                              2,839           3,407
ORE and other foreclosed assets                            2,202           1,745
                                                         -------         -------
    Total nonperforming assets                           $ 5,041         $ 5,152
                                                         =======         =======

Total nonperforming loans as a % of gross loans             0.66%           0.89%
Total nonperforming assets as a % of total assets           0.69%           0.80%

Potential problem loans                                  $11,432         $ 9,101
                                                         =======         =======


Premises and Equipment

The Bank's premises and equipment, net of depreciation, as of September 30, 1996, were $19.3 million, as compared to $14.4 million on the same date in 1995, an increase of $4.9 million or 34.0%. This increase is due primarily to the purchase of land for the relocation of the Champions office and the new Cypress Station office. The Bank also completed the opening of the Cypress and Upper Kirby offices during 1996. Other additions include the renovation of the Bank's West office during 1995 and upgrades to the electronic technology and telephone systems in all offices to handle increased volume. Additional increases in premises and equipment are expected during the last quarter of 1996 as the Bank completes facilities for the de novo banking offices discussed elsewhere in this Form 10-Q, completes a renovation of the Guardian office and a relocation of the Champions office, and continues to upgrade its computer and technology resources. Additional expenditures are expected during 1997 with the planned replacement of the Bank's core technology system and installation of new teller and document imaging technology.

Deposits

Total deposits as of September 30, 1996, were $658.5 million, as compared to $531.5 million on the same date in 1995, an increase of $127.0 million or 23.9%, reflecting strong growth in the Bank's deposit base. When compared to total deposits of $574.7 million on December 31, 1995, the September 30, 1996, amount represents a year-to-date increase of $83.8 million, as the strong deposit growth experienced in the last months of 1995 continued through the first three quarters of 1996.

Noninterest bearing demand deposits at September 30, 1996, were $221.7 million, as compared to $175.3 million at September 30, 1995, an increase of $46.4 million or 26.5%. When compared to noninterest bearing demand deposits of $190.3 million on December 31, 1995, the September 30 amount represents a year-to-date increase of $31.4 million, consistent with the overall growth in deposits. The percentage of noninterest bearing deposits to total deposits as of September 30, 1996, continued strong at 33.7%.

Notes Payable

In December 1993 and March 1994, the Company borrowed $6.6 million and $1.4 million, respectively, pursuant to an $8 million credit facility between the Company and a large regional bank. Proceeds of the borrowings were used in the Company's acquisition and merger of two Houston banks into the Bank. The note will accrue interest at a rate of 7.6875% until it resets in the first quarter of 1997. Since September 30, 1994, the Company has paid regular quarterly principal payments in the amount of $400,000 (5% of the original principal balance), which will continue through June 30, 1999. As of September 30, 1996, the Company had made nine regularly scheduled principal payments totaling $3.6 million, and the balance remaining on the note was $4.4 million.

Senior Debentures

The Company's outstanding senior debentures were fully redeemed as of September 30, 1996, as compared to an existing balance of $400,000 on the same date in 1995.


CAPITAL RESOURCES AND LIQUIDITY

Shareholders' Equity

The following table displays the changes in shareholders' equity from December 31, 1995, to September 30,1996: (in thousands)

Equity, December 31, 1995                                   $ 49,691
Net earnings                                                   7,725
Sale of common stock                                             567
Cash dividends paid                                           (1,665)
Net change in net unrealized loss on HTM securities
  transferred from AFS                                            60
                                                            --------
Equity, September 30, 1996                                  $ 56,378
                                                            ========


The Company's risk based capital ratios remain above the levels designated as "Well Capitalized" on September 30, 1996, with Tier-1 Capital, Total Risk-Based Capital, and Leverage Capital Ratios of 10.29%, 11.66%, and 8.00%, respectively.

Liquidity

Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers' withdrawal requirements and shareholders' dividends. The Company has instituted Asset/Liability Management policies, including but not limited to a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The Company has numerous sources of liquidity including a significant portfolio of shorter term assets, marketable investment securities (excluding those presently classified as "Held-to-maturity"), increases in customers' deposits, and access to borrowing arrangements. Available borrowing arrangements maintained by the Bank include informal federal funds lines with other commercial banks, an advancement arrangement with the FHLB, and reverse repurchase lines with other commercial banks and the FHLB.


RESULTS OF OPERATIONS

Net Income

Net income for the nine month period ended September 30, 1996, was $7.7 million as compared to $6.4 million for the same period in 1995, an increase of $1.3 million or 20.3%. The Company attributes the increase to its maintenance of a strong net interest margin and to its containment of operating expense increases despite the ongoing growth of the Bank. Thus, primarily as a result of the Bank's strong deposit and loan growth, average earning assets for the nine months ending September 30, 1996, were $603.8 million, an increase of $73.2 million or 13.8% over average earning assets of $530.6 million at September 30, 1995. In addition, operating efficiencies realized during the first three quarters of 1996, combined with the reduction of the Federal Deposit Insurance Corporation (the "FDIC") assessment, contributed to the increase in net income.

Net Interest Income

Net interest income for the nine month period ended September 30, 1996, was $26.7 million, as compared to $23.7 million for the same period in 1995, an increase of $3.0 million or 12.6%. As discussed above, the Company attributes the growth in net interest income primarily to increases in average earning assets, enhanced by the maintenance of a strong net interest margin. The yield on average earning assets for the nine month period ended September 30, 1996, was 8.64%, as compared to 8.68% for the same period in 1995, a decrease of 4 basis points. This decrease is due primarily to an increase in total loan volume coupled with a 27 basis point decrease in loan yield, combined with a change in the investment portfolio mix from longer term investment securities to lower yielding, more liquid federal funds sold and interest bearing deposits. At September 30, 1996, total loans represented 71.1% of total interest earning assets, compared to 65.9% for the same period in 1995. The cost of interest bearing liabilities rose 5 basis points from 3.77% to 3.82% for the same period. The Company's 6.02% net interest margin for the first nine months of 1996 represents a decrease of 8 basis points from the 6.10% net interest margin registered during the same period in 1995.

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

The following schedule gives a comparative analysis of the Company's daily average interest-earning accounts and interest-bearing accounts for the nine-month periods ended September 30, 1996 and 1995:

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED AVERAGE BALANCE SHEET SCHEDULE
                  NET INTEREST INCOME AND NET INTEREST MARGIN
                                  (UNAUDITED)


                                                                                Nine Months Ended September 30,
                                                                                    (dollars in thousands)
                                                                           1996                                 1995

                                                             Average                 Average       Average                Average
                                                             Balance     Interest   Yield/Rate     Balance     Interest  Yield/Rate
                                                           -----------------------------------   ----------------------------------
Interest Earning Assets:
Interest bearing deposits in financial institutions        $   7,473    $     289      5.17%      $   1,527   $      67     5.87%
Federal funds sold                                            10,264          416      5.41%          1,238          36     3.89%
Investment securities (taxable)                              134,567        6,249      6.20%        154,929       7,323     6.32%
Investment securities (tax-exempt)                            22,268          844      5.06%         23,044         868     5.04%
Loans, net of unearned discount (taxable)                    428,520       31,201      9.73%        348,815      26,097    10.00%
Loans, net of unearned discount (tax-exempt)                     750           44      7.84%          1,059          63     7.95%
                                                           ---------    ---------      ----       ---------   ---------     ----
  Total Interest Earning Assets                            $ 603,842    $  39,043      8.64%      $ 530,612   $  34,454     8.68%

Noninterest Earning Assets:
Cash and due from banks                                    $  52,396                              $  41,259
Premises and equipment, net                                   17,581                                 13,871
Other assets                                                  10,668                                 10,915
Allowance for credit losses                                   (6,239)                                (6,059)
                                                           ---------                              ---------
  Total Noninterest Earning Assets                         $  74,406                              $  59,986

  Total Assets                                             $ 678,248                              $ 590,598
                                                           =========                              =========

Interest Bearing Liabilities:
Demand and savings deposits                                $ 261,795    $   6,010      3.07%      $ 200,439   $   3,917     2.61%
Certificates and other time deposits                         155,650        5,710      4.90%        144,800       5,132     4.74%
Other borrowings                                               7,763          267      4.59%         26,774       1,185     5.92%
Debentures and notes payable                                   5,093          308      8.08%          7,456         473     8.48%
                                                           ---------    ---------      ----       ---------   ---------     ----
  Total Interest Bearing Liabilities                       $ 430,301    $  12,295      3.82%      $ 379,469   $  10,707     3.77%

Noninterest Bearing Liabilities:
Demand deposits                                            $ 190,990                              $ 164,785
Other liabilities                                              3,319                                  3,277
Shareholders' equity                                          53,638                                 43,067
                                                           ---------                              ---------
  Total Noninterest Bearing Liabilities                    $ 247,947                              $ 211,129

  Total Liabilities and Shareholders' Equity               $ 678,248                              $ 590,598
                                                           =========                              =========

Net Interest Income & Margin                                            $  26,748      5.92%                  $  23,747     5.98%
                                                                        =========      ====                   =========     ====

Net Interest Income & Margin (tax equivalent)                           $  27,212      6.02%                  $  24,227     6.10%
                                                                        =========      ====                   =========     ====

Provision for Credit Losses

Provision for credit losses for the first nine months of 1996 was $1,565,000, as compared to $703,000 for the same period in 1995, an increase of $862,000 or 122.6%. After net chargeoffs of $856,000 and provisions for the first nine months of 1996, the Bank's allowance for credit losses increased by $709,000 from $5,907,000 on December 31, 1995, to $6,616,000 on September 30, 1996.
Please refer to the earlier discussion of Allowances for Credit Losses and Nonperforming Loans for additional insight to management's approach and methodology in estimating the allowance for possible credit losses.

Noninterest Income

Total noninterest income remained relatively unchanged for the nine month period ended September 30, 1996, at $5.9 million, as compared to $5.6 million for the same period in 1995, an increase of $0.3 million or 5.4%.

Noninterest Expense

Noninterest expenses increased $0.6 million, or 3.1%, to $19.8 million for the first nine months of 1996 as compared to $19.2 for the same period in 1995. Year-to-year improvements in equipment, FDIC assessment, and supplies expenses were offset by higher costs for salaries and other expenses.

Salaries and employee benefits for the nine month period ended September 30, 1996, were $12.2 million, as compared to $11.3 million for the same period in 1995, an increase of $900,000 or 8.0%. The increase is due in part to strong net income growth, which caused corresponding increases in the Company's profit-sharing and incentive plan costs of approximately $400,000 between the 1995 and 1996 periods. An additional portion of the increase is due to an increase in the number of employees, caused primarily by additional staffing of the central operations areas as well as inception of staffing of the new Cypress, Upper Kirby, and Cypress Station offices. At September 30, 1996, the Company employed 349 full time equivalent employees, as compared to 319 at September 30, 1995. The remaining increase in personnel costs may be attributed to normal merit and cost-of-living pay increases, which averaged less than 3%. The Company's ratio of total assets per full-time equivalent employee as of September 30, 1996, increased to $2,082,000 from $1,911,000 on the same date in 1995.

Net occupancy expenses for the period ended September 30, 1996, were $1.7 million, relatively unchanged from $1.6 million for the same period in 1995. Rental reductions at the Westheimer office offset renovation and reconstruction expenses incurred at the Westheimer and Gulf Freeway offices in addition to expenses related to the new Cypress and Upper Kirby offices. Management expects increases in net occupancy expenses during the remainder of 1996 as additional expenses are recognized due to the new Upper Kirby office and renovation of the Guardian office.

The FDIC assessment for the nine month period ended September 30, 1996, was $2,000, as compared to $534,000 for the same period in 1995, a decrease of $532,000 or 99.6%. The decrease is due to a reduction, effective in September of 1995 but retroactive to the second quarter of 1995, in the FDIC premium on deposits. This reduction resulted in a decrease of the Bank's FDIC assessment rate from $0.23 to $.00 per $100 of deposits. Sterling now pays approximately $500 per quarter to the FDIC for membership.

Equipment expense for the nine month period ended September 30, 1996, was $1,078,000, as compared to $1,710,000 for the same period in 1995, a decrease of $632,000 or 37.0%. The decrease is reflective primarily of higher-than-normal expenditures occurring in the first nine months of 1995 as the Company merged the four banking offices of two acquired institutions into the Bank. The Company expects that in future periods equipment expenses will rise due to recent opening of the Upper Kirby office, the renovation of the Guardian office, and construction of new banking offices at Champions and Cypress Station.

Data processing expense for the nine month period ended September 30, 1996, was $700,000, as compared to $471,000 for the same period in 1995, an increase of $229,000 or 48.6%. The increase is due to the completion of the Bank's local and wide-area network during 1996. The Bank expects ongoing increases in its data processing expenses for the remainder of the year as it continues to implement its long-term technology strategy.

Net carrying costs of other real estate were $129,000 at September 30, 1996, as compared to $0 for the same period in 1995. In 1995, carrying costs were offset by gains recognized on sales of other real estate. During 1996, the increase in other real estate combined with a decrease in gains on sale of such properties has resulted in a net increase in costs to carry other real estate.

All other noninterest expenses, including legal and professional fees, supplies, telephone, and other expenses were $3.9 million for the nine month period ended September 30, 1996, as compared to $3.6 million for the same period in 1995, an increase of $300,000 or 8.3%. Increases in telephone and other expenses were partly offset by a $96,000 decrease in legal and professional fees and supplies expense. The decrease in these costs related to higher-than-normal expenditures occurring in the first quarter of 1995 due to the Company's merger of the four banking offices of two acquired institutions into the Bank. The increase in telephone expense of $105,000 is due to new office expansion and upgrade of the Bank's telecommunications equipment. The increase in other expenses is attributed to increases in marketing and business development and general operating costs. The Company expects that in future periods other noninterest expenses will rise due to planned new office expansion and growth in central operations to accommodate the Bank's growing volume.

SUPPLEMENTAL TABLES

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)
              (in thousands except for per share data and ratios)

                                                            3rd Qtr      2nd Qtr    1st Qtr     4th Qtr     3rd Qtr
                                                              1996        1996       1996         1995        1995
                                                           --------------------------------------------------------
Common Stock Data (A):
    Earnings per common share: primary                     $   0.34    $   0.31    $   0.30    $   0.30    $   0.29
    Earnings per common share: fully diluted                   0.34        0.31        0.30        0.30        0.29
    Dividends paid per common share                            0.07        0.07        0.07        0.05        0.05
    Book value per common share [EOP] (no dilution)            7.09        6.80        6.54        6.33        5.96
    Tangible book value [EOP] (no dilution)                    6.84        6.55        6.28        6.05        5.67
    Market price [EOP]:
      High                                                    15.25       15.50       14.00       12.17       12.00
      Low                                                     13.75       13.31       11.25       11.00        8.67
      Close                                                   14.88       14.00       14.00       11.67       11.50
    Market price capitalization (mktprice x #shrs) [EOP]    118,360     111,301     110,642      91,688      90,321
    Market price / book value [EOP]                          209.80%     205.88%     214.07%     184.40%     192.95%
    Common share dividend                                       556         554         554         419         419
    Dividend payout ratio (DPCS / EPCS)                       20.59%      22.58%      23.33%      17.78%      18.60%
    Dividend yield (DPCS / mktprice) [EOP]                     1.88%       2.00%       2.00%       1.83%       1.86%
    Price / earnings ratio (mktprice / 4 qtrs. earnings)      11.90       11.70       12.10       10.54       10.85
    Common shares [EOP]                                       7,957       7,950       7,903       7,859       7,854
    Common shares:  primary (average)                         8,167       8,163       8,121       8,086       8,042
    Common shares:  fully diluted (average)                   8,180       8,163       8,144       8,086       8,079
    Preferred shares: [EOP]                                      49          49          49          49        --

Income Statement:
    Interest income                                        $ 13,681    $ 12,927    $ 12,435    $ 12,280    $ 11,822
    Interest expense                                          4,236       4,091       3,968       3,850       3,737
                                                           --------------------------------------------------------
    Net interest income                                       9,445       8,836       8,467       8,430       8,086
    Provision for loan losses                                   532         520         513         216         186
    Noninterest income                                        2,090       1,849       1,930       1,935       1,913
    Noninterest expense                                       6,904       6,551       6,328       6,579       6,344
    Provision for income taxes                                1,308       1,083       1,153       1,146       1,129
                                                           --------------------------------------------------------
    Net income                                             $  2,791    $  2,531    $  2,403    $  2,424    $  2,340
                                                           ========================================================

    (A) Figures have been restated where appropriate to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid in February 1996.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL HIGHLIGHTS, CONTINUED
                                  (UNAUDITED)
              (in thousands except for per share data and ratios)

                                                                                  3rd Qtr   2nd Qtr    1st Qtr   4th Qtr   3rd Qtr
                                                                                   1996      1996       1996      1995       1995
                                                                                 --------------------------------------------------
Balance Sheet - End of Period:
     Federal Funds Sold                                                           18,000     10,000     10,000     5,000       --
     Interest bearing deposits in other financial institutions                    13,785      1,240      9,192     1,135        139
     Investment securities available-for-sale                                      4,110      4,552      3,994     3,931     58,088
     Investment securities held-to-maturity                                      141,662    148,657    155,989   163,581    114,650
     Investment in unconsolidated subsidiary                                       2,167       --         --        --         --
     Loans held for sale                                                          39,388     34,419      9,680     7,868      6,848
     Loans, net of unearned income                                               428,823    414,015    404,109   384,777    361,370
                                                                                 --------------------------------------------------
     Total interest-earning assets                                               647,935    612,883    592,964   566,292    541,095

     Allowance for loan losses                                                    (6,616)    (6,334)    (6,256)   (5,907)    (6,187)
     Cash and due from banks                                                      53,864     55,652     46,684    60,075     49,725
     Other real estate                                                             2,016      2,028      1,833     1,716      1,718
     Other assets                                                                 27,416     24,645     24,237    23,007     20,906
     Intangible assets                                                             1,921      2,003      2,085     2,166      2,248
                                                                                 --------------------------------------------------
     Total assets                                                                726,536    690,877    661,547   647,349    609,505

     Noninterest-bearing deposits                                                221,671    203,908    184,875   190,333    175,300
     Interest-bearing deposits                                                   436,809    421,323    406,402   384,391    356,153
                                                                                 --------------------------------------------------
     Total deposits                                                              658,480    625,231    591,277   574,724    531,453
     Federal funds purchased and securities sold under
       agreements to repurchase                                                    2,770      3,689      9,494    12,083     21,231
     Note payable and senior debentures                                            4,400      4,800      5,200     5,800      6,400
                                                                                 --------------------------------------------------
     Total other interest-bearing liabilities                                      7,170      8,489     14,694    17,883     27,631
     Other liabilities                                                             4,508      3,070      3,884     5,051      3,618
     Total shareholders' equity                                                   56,378     54,087     51,692    49,691     46,803

Problem Assets & Potential Problem Loans [EOP]
     Nonaccrual loans                                                              2,138      2,052      2,159     2,858      2,482
     Restructured loans                                                               58         77         90       103        129
     Accruing loans past due 90 days or more                                         643        293        698       446        458
                                                                                 --------------------------------------------------
     Total nonperforming loans                                                     2,839      2,422      2,947     3,407      3,069
     ORE & other repossessed assets                                                2,202      2,131      1,899     1,745      1,824
                                                                                 --------------------------------------------------
     Total nonperforming assets                                                    5,041      4,553      4,846     5,152      4,893
     Potential problem loans                                                      11,432     11,004     10,643     9,101        N/A
     Nonperforming loans as a % of total loans                                      0.66%      0.59%      0.73%     0.89%      0.85%
     Nonperforming assets as a % of total assets                                    0.69%      0.66%      0.73%     0.80%      0.80%

Reconciliation of the Allowance for Credit Losses:
     Allowance for credit losses, beginning of period                              6,334      6,256      5,907     6,187      6,236
     Chargeoffs                                                                     (306)      (582)      (277)     (572)      (294)
     Recoveries                                                                       56        140        113        76         59
     Provision for credit losses                                                     532        520        513       216        186
                                                                                 --------------------------------------------------
     Allowance for credit losses, end of period                                    6,616      6,334      6,256     5,907      6,187
                                                                                 ==================================================
     Reserve for credit losses [EOP] /:
       Total loans                                                                  1.54       1.53       1.55      1.54       1.71
       Nonaccrual loans                                                           309.45     308.67     289.76    206.68     249.27
       Nonaccrual and accruing loans past due 90 days                             237.90     270.11     218.97    178.78     210.44

Selected Ratios:
     Overhead ratio                                                                59.82%     61.31%     60.86%    63.47%     63.45%
     Stockholders' equity / total assets [EOP]                                      7.76%      7.83%      7.81%     7.68%      7.68%
     Loans / deposits [EOP]                                                        65.12%     66.22%     68.35%    66.95%     68.00%

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL HIGHLIGHTS, CONTINUED
                                  (UNAUDITED)
              (in thousands except for per share data and ratios)

                                                                                  YTD         YTD        YTD        YTD       YTD
                                                                                3rd Qtr     2nd Qtr    1st Qtr    4th Qtr  3rd Qtr
                                                                                  1996        1996      1996       1995      1995
                                                                                ---------------------------------------------------
Balance Sheet and Interest Margin [YTD AVG]
     Federal Funds Sold                                                           10,264     11,500      7,445      1,857     1,238
     Interest bearing deposits in other financial institutions                     7,473      5,941      1,785      2,297     1,527
     Investment securities (taxable)                                             134,567    137,935    141,891    153,005   154,929
     Investment securities (tax exempt)                                           22,268     22,341     22,450     22,930    23,044
     Loans, net of unearned income (taxable)                                     428,520    412,807    404,637    356,665   348,815
     Loans, net of unearned income (tax exempt)                                      750       --         --          795     1,059
                                                                                ---------------------------------------------------
     Total interest-earning assets                                               603,842    590,524    578,208    537,549   530,612

     Cash and due from banks                                                      52,396     51,214     49,946     42,575    41,259
     Bank premises and equipment, net                                             17,581     17,168     16,446     14,116    13,871
     Other assets                                                                 10,668     10,384     10,436     10,281    10,915
     Allowance for loan losses                                                    (6,239)    (6,124)    (5,986)    (6,080)   (6,059)
                                                                                ---------------------------------------------------
     Total assets                                                                678,248    663,166    649,050    598,441   590,598
                                                                                ===================================================

     Noninterest-bearing deposits                                                190,990    183,331    176,967    168,987   164,785
     Interest-bearing deposits                                                   417,445    409,431    401,660    351,374   345,239
                                                                                ---------------------------------------------------
     Total deposits                                                              608,435    592,762    578,627    520,361   510,024
     Federal funds purchased and securities sold under
       agreements to repurchase                                                    7,763      9,851     10,811     23,518    26,774
     Note payable and senior debentures                                            5,093      5,306      5,532      6,990     7,456
                                                                                ---------------------------------------------------
     Total interest-bearing liabilities                                          430,301    424,588    418,003    381,882   379,469

     Other liabilities                                                             3,319      3,137      3,075      2,955     3,277
     Total shareholders' equity                                                   53,638     52,110     51,005     44,617    43,067
                                                                                ---------------------------------------------------
     Total liabilities and shareholders' equity                                  678,248    663,166    649,050    598,441   590,598
                                                                                ===================================================

     Yield on interest earning assets                                               8.64%      8.64%      8.63%      8.69%     8.68%
     Yield on interest bearing liabilities                                          3.82%      3.82%      3.81%      3.81%     3.77%
     Net interest margin                                                            5.92%      5.89%      5.87%      5.99%     5.98%
     Net interest margin (tax equivalent)                                           6.02%      5.99%      5.98%      6.10%     6.10%

Selected Ratios:
     Return on average assets [YTD]                                                 1.52%      1.50%      1.49%      1.48%     1.46%
     Return on average stockholders' equity [YTD]                                  19.24%     19.04%     18.95%     19.87%    20.00%
     Stockholders' equity / total assets [YTD AVG]                                  7.91%      7.86%      7.86%      7.46%     7.29%

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

Convertible Preferred Stock Authorized and Issued

The Convertible Preferred Stock designated as Series A, Series B, Series C, and Series D has a liquidation preference over the Company's Common Stock. The stock is subject to certain limitations and restrictions as to sale. The subscription period for Series A shares ended October 20, 1995, with issuance of 49,500 shares to 29 investors. Similarly, the subscription period for Series B shares ended October 1, 1996, with issuance of 38,880 shares to 22 investors. The Company intends to distribute two Confidential Private Placement Memoranda on November 15, 1996, offering up to 150,000 Series C shares and up to 150,000 Series D shares to qualified investors who are bona fide Texas residents. The offering of Series C and Series D shares is presently expected to end on February 14, 1997, although either offering will be extendible for a period of up to 60 days. Certificates are expected to be issued on the termination date or shortly thereafter.

Prior to conversion into shares of the Company's Common Stock, the Convertible Preferred Shares will pay no dividend. Convertibility of the Series A, B, C, and D shares is related to the performance of the Cypress, Upper Kirby, Fountainview, and Cypress Station offices, respectively, and in any event the earliest possible conversion date does not occur until two years after the initial office opening date (September 1997 for Series A, August 1998 for Series B, and later dates for the two other offices). The ratios for the conversion of the Preferred Stock into Common Stock are contingent upon the deposit performances of the respective offices, and range from 1:1 (that is, one share of Common for each share of Preferred, the ratio being adjusted to reflect stock splits occurring during the period in which the Preferred Shares are outstanding) if deposit goals (as defined in the Confidential Private Placement Memorandum) are not met, to 1.25:1 (similarly adjusted for any splits or capital changes) if deposit goals are met within two years of opening of the new office. Because of the size and structure of the offering, management does not expect material dilution of the Company's per share earnings regardless of the applicable conversion ratio.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period ending September 30, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

      Exhibit 11.  Computation of Earnings Per Share

        Included as Note (2) to Interim Consolidated Financial Statements on page 6 of this Form 10-Q

      Exhibit 27.  Financial Data Schedule

        The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.

b)    Reports of Form 8-K

      No reports on Form 8-K were filed during the period ending September 30, 1996.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Sterling Bancshares, Inc.
                         -------------------------
                                (Registrant)


                         By: /s/ Seth A. McMeans
                             ---------------------------
                                 Seth A. McMeans
                             (Executive Officer and Principal
                             Financial Officer)

                              INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                     DESCRIPTION
  ------                     -----------

 Exhibit 11.   Computation of Earnings Per Share

                 Included as Note (2) to Interim Consolidated Financial Statements on page 6 of this Form 10-Q

 Exhibit 27.   Financial Data Schedule

                 The required Financial Data Schedule has been included as
                 Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.