Form 10-K405
period 1996-12-31
STERLING BANCSHARES INC
filed 1997-03-26
CIK 891098

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            --------------------

                                   FORM 10-K
(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO
                                            ------------  ---------------

                            --------------------

                         Commission File Number 0-20750

                           STERLING BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                  TEXAS                                    74-2175590
    (State or other jurisdiction of                       (IRS employer
     incorporation or organization)                   identification number)


         15000 NORTHWEST FREEWAY                             77040
             HOUSTON, TEXAS                                (Zip Code)
(Address of principal executive offices)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 466-8300

                             --------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                       NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                 ON WHICH REGISTERED
    -------------------                                 -------------------
           NONE                                                 N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


  TITLE OF EACH CLASS                   SHARES OUTSTANDING AT DECEMBER 31, 1996
  -------------------                   ---------------------------------------
Common Stock, $1 Par Value                              7,966,222

                             --------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes [X]  No [    ]

        Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     [X]

        The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 14, 1997, was $136,042,290 based on the closing sales price of $15.375 on such date.

        As of March 14, 1997, registrant had outstanding 12,001,400 shares of Common Stock, $1.00 par value.

        DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1997 (Part III)

================================================================================

                           Page 1 of 65 Total Pages

PART -- I

ITEM 1 -- BUSINESS

GENERAL

Sterling Bancshares, Inc. (the "Company"), headquartered in Houston, Texas, is a bank holding company that provides commercial and retail banking services through the community banking offices of Sterling Bank, a banking association chartered under the laws of the State of Texas (the "Bank") in Houston, Texas. The Company's principal executive offices are located at 15000 Northwest Freeway, Suite 200, Houston, Texas, 77040 and its telephone number is (713) 466-8300. The Company was incorporated under the laws of the State of Texas in 1980 and became the parent bank holding company of the Bank in 1981. The Bank was chartered in Texas in 1974. The Company completed its initial public offering on October 22, 1992. At December 31, 1996, the Company had total assets of $790.1 million, deposits of $717.4 million and shareholders' equity of $59.4 million.

FINANCIAL SERVICES

The Bank provides a wide range of retail and commercial banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; merchant credit card services; letters of credit; cash management services; and drive-in banking services. In addition, the Bank facilitates sales of brokerage, mutual funds, and insurance products through third-party vendors. The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The primary lending focus of the Bank is on commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300,000 to $30 million. Typically, borrowers' financing requirements are between $100,000 and $500,000. The Bank does not seek loans larger than $2 million per relationship, but will consider larger lending relationships in cases which involve exceptional levels of credit quality. The Bank's credit range allows for greater diversity in the loan portfolio, less competition from large banks, and better pricing opportunities.

SUPERCOMMUNITY BANKING STRATEGY

The Company's business strategy is generally known as a supercommunity bank strategy. Under this strategy, the Company provides a broad line of financial products and services to small and medium-sized businesses and consumers through full service community banking offices. Each banking office has senior management, with significant lending experience, who exercise substantial autonomy over credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The Company believes that its emphasis on local relationship banking, together with a conservative approach to lending and resultant high asset quality, are important factors in the success and growth of the Bank.

The Company and the Bank have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school and religious activities. Each banking office also appoints selected customers to a business development board that assists in introducing prospective customers to the Bank and in developing or improving products and services to meet customer needs. As a result of the development of broad banking relationships with their customers and the convenience and service of the Bank's fourteen full-service banking offices, lending and investing activities are funded almost entirely by core deposits, approximately three-fourths of which are demand and savings deposits.

The Company centralizes functions that are transparent to customers in order to achieve consistency and cost efficiencies in the delivery of products and services by each banking office. The central office of the Company provides services such as data processing, bookkeeping, accounting, loan administration, loan review, compliance, legal management, and internal auditing to all fourteen community banking offices to enhance their ability to compete effectively. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management, and other financial and administrative services. The community banking offices work closely with the Company to develop new products and services needed by their customers and introduce enhancements to existing products and services.

EXPANSION

The Company's growth strategy has been concentrated on increasing its community banking presence in its existing markets, and expanding into new communities within the greater Houston area in response to the expressed needs of those communities. The Company has grown through a combination of internal growth, mergers and acquisitions, and the opening of new community banking offices.

On December 31, 1993, the Company purchased 100% of the stock of Enterprise Bank - Houston ("Enterprise") for $15 million. Throughout 1994 and until January 3, 1995, the Company operated Enterprise as a separate banking subsidiary with three community banking offices and deposits of approximately $120 million. On March 4, 1994, the Company merged with Guardian Bancshares, Inc. ("Guardian"), the parent company of Guardian Bank of Houston, which had deposits of approximately $90 million, in a transaction accounted for as a pooling of interests. After March 4, 1994, the Company operated Guardian as a separate bank subsidiary until it was merged with and into the Bank concomitantly with Enterprise. In 1989 and 1990 the Company merged two other 100%-owned bank subsidiaries, one a de novo bank chartered by the Company in 1984 and the other acquired from the FDIC out of receivership, into the Bank.

During 1996, the Company opened two new community banking offices, the first in the Upper Kirby district of central Houston, and the second in the Galleria area of Houston. The Company opened its fourteenth banking office in the Cypress Station area, north of the city, in January 1997. In addition, the Company will seek to expand by taking advantage of selected acquisition opportunities where available and consistent with its community banking philosophy. To accommodate further growth, the Company continues to upgrade its central office data processing and telecommunication systems and facilities to provide the Company with the technological capacity necessary to meet the needs and expectations of its customers and accommodate further growth in the Company's assets and number of offices.

On March 18, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire First Houston Bancshares, Inc. ("First Houston") and its subsidiary, Houston National Bank, in a stock-for-stock merger. At December 31, 1996, First Houston had total assets of approximately $130 million and total deposits of approximately $120 million. Houston National Bank operates one banking office at 5757 Memorial Drive in central Houston. The Merger Agreement, which is subject to approval of First Houston's shareholders and various banking regulatory authorities, provides that the Company will issue approximately 1.72 million shares of the Company's common stock to the shareholders of First Houston in exchange for all of the shares of stock of First Houston. The final purchase price is subject to certain potential adjustments. The transaction is expected to be accounted for as a pooling of interests. Additional information regarding this transaction is included in
Note X to the Consolidated Financial Statements which appears on page 65 of this Annual Report.

The Company had approximately 372 full time equivalent employees, including 102 officers, as of December 31, 1996.

COMPETITION

The Bank engages in highly competitive activities. Each activity and market served involves competition with other banks, as well as with non-banking financial and non-financial enterprises. The Bank actively competes with other banks in its efforts to obtain deposits and make loans, in the scope and types of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of banking.

In addition to competing with other commercial banks within and outside their primary service area, the Bank competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations and other enterprises. In recent years, competition for funds from securities brokers for money market accounts has also intensified. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds. The Bank also competes with a variety of other institutions in the provision of discount brokerage services.

SUPERVISION AND REGULATION

References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

THE COMPANY

The Company and its second tier holding company, Sterling Bancorporation, Inc., are bank holding companies registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), and are subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("FRB"). Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and policies. In addition, Texas law authorizes the Banking Department of Texas to supervise and regulate a holding company controlling a state bank.

PERMISSIBLE ACTIVITIES

As a bank holding company, the activities of the Company, as well as the activities of companies which are controlled by the Company or in which the Company owns 5% or more of the voting securities, are limited by the BHCA to banking, management and control of banks, furnishing or performing services for its subsidiaries, or any other activity which the FRB determines to be incidental or closely related to banking or managing or controlling banks. In approving acquisitions by the Company of companies engaged in banking-related activities, the FRB considers a number of factors, including the expected benefits to the public, such as greater convenience and increased competition or gains in efficiency, which are weighed against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

SAFETY AND SOUNDNESS STANDARDS

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expanded the FRB's authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, FIRREA increased the amount of civil money penalties which the FRB can assess for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million per day. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

On July 10, 1995, the four federal agencies that regulate banks and savings associations (FDIC, FRB, Office of the Comptroller of the Currency, and the Office of Thrift Supervision) jointly issued guidelines for safe and sound banking operations as required by Section 132 of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). The guidelines, which became effective August 9, 1995, identify the fundamental standards that the four agencies have traditionally used to evaluate operational and managerial controls at insured institutions. An institution's performance will be evaluated against these postulated standards during the regulators' periodic on-site examinations. The regulators believe that well managed institutions generally should not have to modify their operations to comply with the operational and managerial standards in the guidelines since the standards represent a coordination of structure rather than a change in the agencies' policies. Institutions retain the flexibility to develop procedures and to maintain compliance in a manner appropriate to their circumstances.

CAPITAL ADEQUACY REQUIREMENTS

The FRB monitors the capital adequacy of bank holding companies. As discussed below, the Bank is also subject to the capital adequacy requirements of the FDIC and the Banking Department of Texas. The FRB uses a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

The FRB has adopted a system using internationally consistent risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items, which previously were not expressly considered in capital adequacy computations, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. In addition, the guidelines define the capital components. Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with "Tier 2" being limited to 100% of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common stockholders' equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the reserve for credit losses. The guidelines require achievement of a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% is required to be comprised of "Tier 1" capital elements). At December 31, 1996, the Company's ratios of "Tier 1" and "Total" capital-to-risk-weighted assets were approximately 10.27% and 11.44%, respectively.

In addition to the risk-based capital guidelines, the FRB and the FDIC have adopted the use of a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company's "Tier 1" capital divided by its adjusted total assets. The leverage ratio adopted by the federal banking agencies requires a 3.0% "Tier 1" capital to adjusted total assets ratio for institutions with a highest regulatory rating of 1. All other institutions will be expected to maintain a 100 to 200 basis point cushion; that is, these institutions will be expected to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 1996, was 8.03%, significantly exceeding the regulatory minimum.

AUDIT REPORTS

Beginning January 1, 1994, FDICIA requires insured institutions to submit annual audit reports prepared by independent auditors to federal and state regulators. The audit report of the institution's holding company can be used to satisfy this requirement. Auditors must apply procedures agreed to by the FDIC to determine compliance by the institution or holding company with legal requirements designated by the FDIC. The annual audit report shall include financial statements prepared in accordance with generally accepted accounting principles, statements concerning management's responsibility for the financial statements and internal controls designated by the FDIC, and an attestation by the auditor regarding the statements of management. For certain "large" institutions, which has been determined by the FDIC to be those banks with total assets of $500 million or more, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. As of December 31, 1996, the Company functions with an audit committee comprised solely of outside directors who are either certified public accountants or who have extensive banking experience, and, therefore, is in compliance with the requirements of a "large" institution. Commencing in 1996, the Bank qualified as a "large" institution subject to the audit and reporting requirements of FDICIA.

ACQUISITIONS BY BANK HOLDING COMPANIES

FRB Approval. The BHCA requires every bank holding company to obtain the prior approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

Mergers of Banks and Thrifts. FDICIA has eased restrictions on cross-industry mergers. Members of the BIF and the Savings Association Insurance Fund ("SAIF") are generally allowed to merge, assume each other's deposits, and transfer assets in exchange for an assumption of deposit liabilities. A formula applies to treat insurance assessments relating to acquired deposits as if they were still insured through the acquired institution's insurance fund. The transaction must be approved by the appropriate federal banking regulator. In considering such approval, the regulators take into account applicable capital requirements, certain interstate banking restrictions, and other factors.

Interstate Acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Branching Act"), discussed below, has increased the ease and likelihood of interstate acquisitions throughout much of the United States. The FRB, however, will only allow the acquisition by a bank holding company of an interest in any bank located in another state if the statutory laws of the state in which the target bank is located expressly authorize such acquisition. Despite Texas' having opted out of the Riegle-Neal Act, the Texas Banking Code permits, in certain circumstances, out-of-state bank holding companies to acquire certain existing banks and bank holding companies in Texas.

INTERSTATE BANKING

Congress passed legislation in 1994 to remove geographic restrictions on bank expansion. The Interstate Branching Act removes state law barriers to acquisitions in all states and allows multistate banking operations to merge into a single bank with interstate branches. Interstate banking and branching authority will be subject to certain conditions and restrictions, such as capital adequacy, management and CRA compliance. The Interstate Branching Act preempts existing barriers that restrict entry into all states--such as regional compacts and reciprocity agreements--thus creating opportunities for expansion into markets that were previously closed. Under the law, bank holding companies will be able to acquire banks in any state, subject to certain conditions. When the interstate branching provisions of the law become effective, banks acquired pursuant to this authority may subsequently be converted to branches. Interstate branching will be permitted by allowing banks to merge across state lines to form a single institution. Interstate merger transactions can be used to consolidate existing multistate operations or to acquire new branches. A bank will be able to establish a new branch as its initial entry into a state only if the state has authorized de novo branching. In addition, out-of-state banks may merge with a single branch of a bank if the state has authorized such a transaction. The interstate branching provisions will become effective on June 1, 1997, unless a state takes action before that time. A state can pass laws to opt in early or to opt out completely, as long as they act before June 1, 1997. Texas has become the first state to "opt out" of the Interstate Branching Act.

STERLING BANK

The Bank is a Texas-chartered banking association, the deposits of which are insured by the FDIC, and is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Banking Department of Texas. Pursuant to such regulation, the Bank is subject to special restrictions, supervisory requirements, and potential enforcement actions. The FRB also has supervisory authority which directly affects the Bank. The Bank is a member of the Federal Home Loan Bank System.

PERMISSIBLE ACTIVITIES FOR STATE-CHARTERED INSTITUTIONS

The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. FDICIA addresses the issue of whether state banks may exercise greater powers than national banks. FDICIA provides that, effective December 19, 1992, no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the BIF. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

Many of the statutory restrictions limit the participation of such institutions in the securities and insurance product markets. Presently these restrictions do not affect the Bank, since it is not involved in the types of transactions covered by the restrictions.

BRANCHING

Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Commissioner of the Texas Department of Banking (the "Commissioner"). The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community, and consistency with corporate powers. There are no federal limitations on the ability of insured nonmember state banks to branch across state lines; however, such branching would be subject to applicable state law restrictions.

RESTRICTIONS ON SUBSIDIARY BANK DIVIDENDS

Dividends paid by the Bank provided substantially all of the Company's cash flow during 1996 and will continue to do so in the foreseeable future. Under federal law, the Bank may not pay a dividend that results in an "undercapitalized" situation. At December 31, 1996, there was an aggregate of approximately $17.1 million available for the payment of dividends by the Bank to the Company without prior regulatory approval.

EXAMINATIONS

The FDIC periodically examines and evaluates insured banks. Effective December 19, 1992, FDICIA required that on-site examinations were to be conducted every 18 months until December 31, 1993, except that certain less- than-satisfactory institutions would be examined every 12 months. Thereafter, FDIC examinations are conducted every 12 months. FDICIA authorizes the FDIC to assess the institution for its costs of conducting the examinations.

The Commissioner also conducts examinations annually, unless additional examinations are deemed necessary to safeguard the interests of shareholders, depositors and creditors. The Commissioner may accept the results of a federal examination in lieu of conducting an independent examination.

DEPOSIT INSURANCE ASSESSMENTS

The FDIC is required by the Federal Deposit Insurance Act to assess all banks in order to adequately fund the BIF so as to resolve any insured institution that is declared insolvent by its primary regulator. FDICIA required the FDIC to establish a risk-based deposit insurance premium schedule. The risk-based assessment system is used to calculate a depository institution's semi-annual deposit insurance assessment based upon the designated reserve ratio for the deposit insurance fund and the probability and extent to which the deposit insurance fund will incur a loss with respect to this institution. In addition, the FDIC can impose special assessments to cover the cost of borrowings from the U.S. Treasury, the Federal Financing Bank, and BIF member banks.

On September 15, 1992, the FDIC issued a rule revising its assessment regulations from the existing flat-rate system for deposit insurance assessments (or "premiums") to a new, risk-based assessment system. This system became effective for the assessment period beginning January 1, 1993. Under this system, each depository institution will be place in one of nine assessment categories based on certain capital and supervisory measures. Institutions assigned to higher-risk categories -- that is, institutions that pose a greater risk of loss to their respective deposit insurance funds -- pay assessments at higher rates than would institutions that pose a lower risk.
The Bank was assessed a weighted average premium of $0.16 and $0.31 per $100 of deposits for the year ended December 31, 1995 and 1994, respectively.

On August 8, 1995, the FDIC amended its regulations to change the range of deposit insurance assessments charged to members of the BIF from the then-prevailing range of .23% to .31% of deposits, to a range of .04% to .31% of deposits. On November 14, 1995, the FDIC further reduced the deposit insurance assessment for the

BIF-member institutions, such that the range of BIF assessments is currently between 0% and .27% of deposits. BIF-member institutions which qualify for the 0% assessment category will, however, still have to pay the $1,000 minimum semi-annual assessment required by federal statute. The Bank was assessed the minimum amount of $2,000 for the year ended December 31, 1996.

In connection with the new rate schedule, the FDIC established a process for raising or lowering all rates for BIF-insured institutions semi-annually if conditions warrant a change. Under this new system, the FDIC will have the flexibility to adjust the entire BIF assessment rate schedule twice a year without seeking public comment first, bust only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the SAIF and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporations ("FSLIC") in 1987. The amount of FICO debt service to be paid by all BIF-insured institutions is currently estimated to be approximately $320,343,000 per year, or $0.128 per $100 of deposits from 1997 until the year 2000, when the obligation of BIF-insured institutions increase to approximately $598,500,000 or $0.240 per $100 of deposits per year through the year 2019.

EXPANDING ENFORCEMENT AUTHORITY

One of the major additional impacts imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the FRB and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers. Unlike the federal agencies, the Texas authorities generally do not possess enforcement powers parallel to those enumerated above to address violations of the Texas Banking Code.

EFFECT ON ECONOMIC ENVIRONMENT

The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

ITEM 2 -- PROPERTIES

The principal executive offices of the Company and the Bank are located at 15000 Northwest Freeway, Houston, Texas, 77040, in a building owned by the Bank. In addition to its principal office, as of December 31, 1996, the Bank owned four other community banking offices located at 414 West 19th Street at Ashland, 2201 Mangum Road at Dacoma, 4600 Gulf Freeway at Dumble, and 855 F.M. 1960 West at Red Oak. At December 31, 1996, the Bank also leased nine other community banking offices located at 6500 FM 1960 West at Champions Drive, 7060 Hwy. 6 North at FM 529, 10260 Westheimer at Beltway 8, 10301 Katy Freeway at

Benignus, 13111 Westheimer Road at Synott, in the University Center on the University of Houston main campus, 13386 Jones Road at Grant, 2575 Kirby at Westheimer, and 2401 Fountainview at Westheimer. In addition, the Bank owned its loan operations center next to the Mangum office at 2201 Mangum Road at Dacoma. On March 7, 1997, the Bank completed construction of a new facility on a tract of land owned by the Bank at 6333 FM 1960 West at Champions Drive, which will house the Champions office, formerly located at 6500 FM 1960 West. The lease for 6500 FM 1960 West terminates March 31, 1997. On November 19, 1996, the Bank acquired a 1.045 acre tract of land on which it intends to build a new office for relocation of the banking office presently located at 7060 Hwy. 6 North prior to expiration of its lease on July 31, 1997.

ITEM 3 -- LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is presently involved in any material legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1996.

PART -- II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The following table sets forth, per share of the Company's common stock, the high and low stock prices as quoted on the NASDAQ National Market System and the dividends paid thereon for each quarter of the last two fiscal years. As noted below, current and prior year information has been restated to reflect the February 14, 1996, and February 24, 1997, stock splits.

1996                                               High         Low      Dividend
----                                               ----         ---      --------
  First quarter                                   $ 9.33      $ 7.50      $ 0.05
  Second quarter                                   10.33        8.83        0.05
  Third quarter                                    10.17        9.17        0.05
  Fourth quarter                                   12.59        9.33        0.05

1995                                               High         Low      Dividend
----                                               ----         ---      --------
  First quarter                                   $ 6.11      $ 4.99      $ 0.04
  Second quarter                                    6.00        5.22        0.04
  Third quarter                                     8.00        5.78        0.04
  Fourth quarter                                    8.11        7.33        0.04

On January 22, 1996, the Company's directors declared a three-for-two stock split (effected as a 50% stock dividend) to shareholders of record February 2, 1996, with shares distributed February 14, 1996. Concurrently with the 1996 stock split, the Company declared a quarterly $0.07 ($0.047 computed after the 1997 stock split) cash dividend payable on February 14, 1996, to shareholders of record February 2, 1996. The Company paid regular quarterly dividends at the same rate throughout 1996. On January 27, 1997, the Company's directors declared another three-for-two stock split (effected as a 50% stock dividend) to shareholders of record February 10, 1997, with shares distributed February 24, 1997. Concurrently with the 1997 stock split, the Company declared a quarterly $0.055 cash dividend (computed on an "after-split" basis) payable on February 24, 1997, to shareholders of record February 10, 1997. The Company intends to continue to pay a dividend at the rate of $0.055 per share quarterly throughout 1997. The 1996 and 1995 quarterly information disclosed above is reflective of both the 1997 and 1996 stock split and dividend change.

As of March 14, 1997, there were 586 shareholders of record of common stock. The number of beneficial shareholders is unknown to the Company at this time.

The Company's stock trades through the National Market System of the NASDAQ under the symbol SBIB.


DESCRIPTION OF CAPITAL STOCK

AUTHORIZED CAPITAL STOCK

The authorized capital stock of the Company consists of (i) 20,000,000 shares of Common Stock, $1.00 per share par value, of which 7,966,222 , (11,949,333 restated for the 1997 stock split) were issued and outstanding as of December 31, 1996 and (ii) 1,000,000 shares of Preferred Stock, $1.00 per share par value ("Preferred Stock"), issuable in series, of which 49,500 shares of Series A and 38,880 shares of Series B Convertible Preferred Stock were issued and outstanding as of December 31, 1996. As of December 31, 1996, an additional

514,000 (771,000 restated for the 1997 stock split) shares of Common Stock were issuable upon exercise of the Company's outstanding employee stock options and pursuant to outstanding subscriptions under the Company's Employee Stock Purchase Plan.

The following discussion of the terms and provisions of the Company's capital stock is qualified in its entirety by reference to the Company's Articles of Incorporation and bylaws, copies of which are included as exhibits.

Common Stock

All outstanding shares of Common Stock are fully paid and nonassessable. There are no preemptive, conversion, subscription, redemption or repurchase rights associated with shares of Common Stock, except as exist under the 1994 Incentive Stock Option Plan and the 1994 Employee Stock Purchase Plan. Each holder of shares of Common Stock is entitled to one vote for each share held of record as to all matters voted on. Holders of shares of Common Stock are not entitled to cumulative voting rights in the election of directors. Upon the dissolution of the Company, the holders of Common Stock would be entitled to participate ratably in the assets available for distribution after satisfaction of the claims of creditors of the Company and of holders of any series of Preferred Stock having a liquidation preference, to the extent of such preference.

The holders of shares of the Common Stock are entitled to such dividends as the Board of Directors, in its discretion, may declare out of funds legally available therefor. Under the Texas Business Corporation Act, as amended (the "TBCA"), dividends may not be paid if, after the payment, the Company's total assets would be less than the sum of its total debts and stated capital, or if the Company would be unable to pay its debts as they become due in the usual course of its business. There can be no assurances such dividends will continue to be paid in the future. Payment of future dividends will be dependent upon, among other things, the Company's and the Bank's earnings and financial condition, and the general economic and regulatory climate.

Funds for the payment of dividends by the Company are obtained from dividends received from the Bank. Certain restrictions exist regarding the ability of the Bank to pay dividends to the Company. Under federal law, the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized." The regulators of the Bank and the Company may administratively impose stricter limits on the ability of the Bank to pay dividends to the Company.

The Bank is also subject to risk based capital rules which restrict its ability to pay dividends. The risk based capital rules set an explicit schedule for achieving minimum capital levels in relation to risk weighted assets. The Bank has been required to meet a minimum ratio of total capital to risk weighted assets of 8.0%. As of December 31, 1996, the Bank was in compliance with all capital requirements.

Effective March 15, 1997, Harris Trust and Savings Bank has been appointed as the transfer agent and registrar for the Common Stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock, $1.00 par value. As of December 31, 1996, four series of 150,000 shares each have been designated, of which the Company has issued 49,500 shares of Series A and 38,880 of Series B Convertible Preferred Stock. The Company's Preferred Stock (or other securities convertible in whole or in part into Preferred Stock) is available for issuance from time to time for various purposes as determined by the Company's Board of Directors, including, without limitation, making future acquisitions, raising additional equity capital and financings. Subject to certain limits set by its Articles of Incorporation, the Preferred Stock (or such convertible securities) may be issued on such terms and conditions, at such times and in such situations as the Board of Directors, in its discretion, determines to be appropriate, without any further approval or action by the shareholders (unless otherwise required by laws, rules, regulations or agreements applicable to the Company).

ITEM 6 -- SELECTED FINANCIAL DATA

The following table sets forth summary historical data for the Company for the periods indicated. Since Enterprise was acquired on December 31, 1993, but after close of business operations for the year, historical results of operations for 1993 and 1992 do not include Enterprise data. Balance sheet data and related ratios, however, include Enterprise financial information on a consolidated basis for 1993 and subsequent periods. Since the Guardian merger during 1994 was accounted for on the "pooling of interests" method, 1994 and all prior years have been restated to include Guardian balance sheet data and historical results of operations. All per share data amounts have been restated for the 1997 stock splits.

                                                                                Year Ended December 31,
                                                             --------------------------------------------------------
                                                                 1996        1995        1994        1993        1992
                                                             --------------------------------------------------------
SUMMARY OF INCOME:                                                ( In thousands except for per share amounts)
Interest income                                              $ 53,413    $ 46,734    $ 39,735    $ 27,231    $ 26,136
Interest expense                                               16,727      14,557      11,140       7,301       8,699
Net interest income                                            36,686      32,177      28,595      19,930      17,437
Provision for credit losses                                     2,113         919         921         856         808
Noninterest income                                              7,964       7,536       7,135       4,424       3,690
Noninterest expense                                            27,134      25,781      24,458      15,661      13,266
Income before income taxes                                     15,403      13,013      10,351       7,837       7,053
Income taxes                                                    4,749       4,147       3,200       2,474       2,274
Net income                                                     10,654       8,866       7,151       5,363       4,779

PER SHARE DATA:
Net earnings per share (fully diluted)                       $   0.86    $   0.73    $   0.60    $   0.45    $   0.52
Book value per share at period-end                               4.97        4.22        3.38        3.09        3.58
Tangible book value per share at period-end                      4.82        4.03        3.17        2.85        3.48
Weighted average common and common equivalent shares           12,340      12,117      11,883      11,824       9,248

BALANCE SHEET DATA (at period-end):
Total assets                                                 $790,073    $647,349    $598,654    $553,196    $380,435
Loans, net of unearned discount                               497,429     392,645     328,560     291,762     205,356
Allowance for credit losses                                     6,578       5,907       5,810       5,044       3,373
Investment securities                                         152,253     167,512     191,957     192,919     115,135
Deposits                                                      717,413     574,724     538,335     481,677     337,631
Notes payable and senior debentures                             4,000       5,800       8,050      12,900       2,300
Shareholders' equity                                           59,407      49,691      39,623      35,792      33,077

SELECTED PERFORMANCE RATIOS:
Return on average assets                                         1.53%       1.48%       1.26%       1.37%       1.95%
Return on average shareholders' equity                          19.40%      19.87%      18.76%      15.24%      27.77%
Dividend payout ratio                                           21.54%      19.38%      19.85%      23.53%       0.00%
Net interest margin (tax equivalent)                             6.03%       6.10%       5.72%       5.72%       5.78%

ASSET QUALITY RATIOS:
Nonperforming loans to total period-end loans                    0.55%       0.87%       0.80%       1.04%       0.60%
Period-end nonperforming assets to total assets                  0.64%       0.80%       0.72%       1.03%       1.30%
Period-end allowance for credit losses to nonperforming loans  242.56%     173.38%     221.09%     116.05%     271.80%
Period-end allowance for credit losses to total loans            1.32%       1.50%       1.77%       1.73%       1.64%
Net charge-offs to average loans                                 0.33%       0.23%       0.05%       0.34%       0.18%

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits                                70.4%      68.69%      61.22%      61.31%      60.87%
Period-end shareholders' equity to total assets                  7.52%       7.68%       6.62%       6.47%       8.69%
Average shareholders' equity to average assets                   7.89%       7.46%       6.71%       8.99%       6.84%
Period-end Tier 1 capital to risk weighted assets(1)            10.27%      10.82%      10.41%       9.75%      13.13%
Period-end total capital to risk weighted assets(1)             11.44%      12.07%      11.67%      10.99%      14.38%
Period-end Tier 1 leverage ratio (tangible shareholders' equity
     to total average assets)(1)                                 8.03%       7.66%       6.57%       5.96%       8.69%

(1) Calculated in accordance with regulations in effect at December 31, 1996.

QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited results of operations for each quarter of 1996 and 1995 follows:

                                         First     Second      Third     Fourth
                                        Quarter    Quarter    Quarter   Quarter
                                       -----------------------------------------
                                        (In thousands except per share amounts)
1996
   Total interest income               $ 12,435   $ 12,927   $ 13,681   $ 14,370
   Total interest expense                 3,968      4,091      4,236      4,432
   Net interest income                    8,467      8,836      9,445      9,938
   Provision for credit losses              513        520        532        548
   Total noninterest income               1,930      1,849      2,090      2,095
   Total noninterest expense              6,328      6,551      6,904      7,351
   Income tax expense                     1,153      1,083      1,308      1,205
   Net income                             2,403      2,531      2,791      2,929

   Per common share:
      Net income                       $   0.20   $   0.21   $   0.22   $   0.23
      Cash dividends                       0.05       0.05       0.05       0.05
   Stock price range:
      High                             $   9.33   $  10.33   $  10.17   $  12.59
      Low                                  7.50       8.83       9.17       9.33
      Close                                9.33       9.25       9.92      12.59

1995
   Total interest income               $ 11,007   $ 11,624   $ 11,823   $ 12,280
   Total interest expense                 3,280      3,690      3,737      3,850
   Net interest income                    7,727      7,934      8,086      8,430
   Provision for credit losses              286        231        186        216
   Total noninterest income               1,777      1,911      1,913      1,935
   Total noninterest expense              6,334      6,524      6,344      6,579
   Income tax expense                       900        972      1,129      1,146
   Net income                             1,984      2,118      2,340      2,424

   Per common share:
      Net income                       $   0.16   $   0.18   $   0.19   $   0.20
      Cash dividends                       0.04       0.04       0.04       0.04
   Stock price range:
      High                             $   6.11   $   6.00   $   8.00   $   8.11
      Low                                  4.99       5.22       5.78       7.33
      Close                                5.78       5.89       7.67       7.78


Both 1996 and 1995 "per share" data reflect the three-for-two stock splits of February 14, 1996 and February 24, 1997.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company's consolidated balance sheets and statements of earnings. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information incorporated by reference. Since the Guardian merger was accounted for on a "pooling of interests" basis, all prior years have been restated to include Guardian balance sheet data and historical results of operations.

The statements contained in this Annual Report which are not historical statements of fact may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform act of 1995. Any such forward-looking statements involve a number of risks and uncertainties. The actual results of future events could differ materially from those stated in any forward-looking statements made in this Annual Report. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Item 7 and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PERFORMANCE SUMMARY

Net earnings for 1996 were $10.7 million, an increase of $1.8 million, or 20.2% over the $8.9 million recorded for 1995. Net earnings of $8.9 million in 1995 increased $1.7 million, or 23.6% over the $7.2 million recorded for 1994.
These increases were primarily due to increased net interest income.

On a fully diluted weighted average share basis, net earnings for 1996 were $0.86 per share of Common Stock as compared to $0.73 per share for 1995 and $0.60 per share for 1994. All per share amounts have been restated to reflect the three-for-two stock splits effective February 14, 1996, and February 24, 1997.

Two industry measures of the performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net earnings in relation to average total assets and indicates a company's ability to employ its resources profitably. During 1996, the Company's ROA was 1.53%, as compared to 1.48% and 1.26% for 1995 and 1994, respectively.

Return on average equity ("ROE") is determined by dividing annual net earnings by average shareholders' equity and indicates how effectively a company can generate net income on the capital invested by its shareholders. During 1996, the Company's annualized ROE was 19.40% compared to 19.87% and 18.76% for 1995 and 1994, respectively.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income represents the amount by which interest income on interest-earning assets, including investment securities and loans, exceeds interest paid on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

Net interest income for 1996 was $36.7 million, compared to $32.2 million for 1995, an increase of $4.5 million or 14.0%. The improvement in net interest income for 1996 was mainly due to an increase in total interest earning assets, specifically in the loan portfolio. During 1996, the yield on interest earning assets decreased 5 basis points, from 8.69% in 1995 to 8.64% in 1996. Total funding costs remained at 3.81% for both 1995 and 1996. For 1996, the net interest margin (net interest income divided by average total interest earning assets) decreased 6 basis points to 5.93% from 5.99% in 1995.

Net interest income for 1995 was $32.2 million, up $3.6 million or 12.6% from $28.6 million for 1994. The improvement in net interest income for 1995 was mainly due to a relative increase in the amount of loans and other higher-earning assets over investment securities and other lower-earning assets. During 1995, the yield on interest earning assets increased 91 basis points from 7.78% in 1994 to 8.69% in 1995. For 1995 total funding costs increased 78 basis points from 3.03% in 1994 to 3.81% in 1995. The 91 basis point increase in the yield on interest-earning assets between 1994 and 1995 was due primarily to the previously mentioned shift from investment securities into the loan portfolio. The 78 basis point increase in total funding costs over the same period was due primarily to increased borrowing as loan growth exceeded growth in deposits, resulting in the cost of borrowed funds exceeding the cost of deposits. For 1995, the net interest margin (net interest income divided by average total interest-earning assets) increased 39 basis points to 5.99% from 5.60% for 1994.

To provide a more in-depth analysis of net interest income, the following average balance sheets and net interest income analysis detail the contribution of interest-earning assets to overall net interest income and the impact of the cost of funds:

                                                                             Year Ended December 31,
                                                         ----------------------------------------------------------
                                                                      1996                           1995
                                                         ---------------------------    ---------------------------
                                                          Average             Average   Average              Average
                                                          Balance   Interest   Yield    Balance    Interest   Yield
                                                         --------   --------  ------    -------    --------  -------
                                                                              (In thousands)
Interest earning assets:
Interest bearing deposits in financial institutions      $ 10,310   $   540     5.24%   $  2,297   $   133     5.79%
Federal funds sold                                         13,718       732     5.34%      1,857        89     4.79%
Investment securities (taxable)                           131,210     8,158     6.22%    153,005     9,605     6.28%
Investment securities (tax-exempt)                         22,230     1,122     5.05%     22,930     1,152     5.02%
Loans, net of unearned discount (taxable)(1)              439,998    42,781     9.72%    356,665    35,687    10.01%
Loans, net of unearned discount (tax-exempt)                1,036        80     7.72%        795        68     8.55%
                                                         --------   -------     ----    --------   -------     ----
  Total interest earning assets                           618,502   $53,413     8.64%   $537,549   $46,734     8.69%

Noninterest earning assets:
Cash and due from banks                                    54,310                         42,575
Premises and equipment, net                                18,510                         14,116
Other assets                                               11,636                         10,281
Allowance for credit losses                                (6,361)                        (6,080)
                                                         --------                       --------
  Total noninterest earning assets                         78,095                         60,892
                                                         --------                       --------

  Total assets                                           $696,597                       $598,441
                                                         ========                       ========

Interest bearing liabilities:
Demand and savings deposits                              $268,696   $ 8,251     3.07%   $205,952   $ 5,620     2.73%
Certificates and other time deposits                      158,327     7,773     4.91%    145,422     6,988     4.81%
Other borrowings                                            6,948       318     4.58%     23,518     1,362     5.79%
Debentures and notes payable                                4,886       385     7.88%      6,990       587     8.40%
                                                         --------    ------     ----    --------   -------     ----
  Total interest bearing liabilities                      438,857   $16,727     3.81%    381,882    14,557     3.81%

Noninterest bearing liabilities:
Demand deposits                                           199,095                        168,987
Other liabilities                                           3,715                          2,955
                                                         --------                       --------
  Total noninterest bearing liabilities                   202,810                        171,942

Shareholders' equity                                       54,930                         44,617
                                                         --------                       --------
  Total liabilities and shareholders' equity             $696,597                       $598,441
                                                         ========                       ========

Net interest income and margin(2)                                   $36,686     5.93%              $32,177     5.99%
                                                                    =======     ====               =======     ====

Net interest income and margin (tax-equivalent basis)(3)            $37,314     6.03%              $32,805     6.10%
                                                                    =======     ====               =======     ====
                                                        Year Ended December 31,
                                                      ---------------------------
                                                                   1994
                                                      ---------------------------
                                                       Average              Average
                                                       Balance   Interest   Yield
                                                      --------    ------     ----
                                                               (In thousands)
Interest earning assets:
Interest bearing deposits in financial institutions   $  1,051   $    35     3.33%
Federal funds sold                                       4,764       221     4.64%
Investment securities (taxable)                        174,690    10,339     5.92%
Investment securities (tax-exempt)                      22,022     1,106     5.02%
Loans, net of unearned discount (taxable)(1)           307,502    27,965     9.09%
Loans, net of unearned discount (tax-exempt)               833        69     8.28%
                                                      --------   -------     ----
  Total interest earning assets                       $510,862   $39,735     7.78%

Noninterest earning assets:
Cash and due from banks                                 40,351
Premises and equipment, net                             12,220
Other assets                                            10,488
Allowance for credit losses                             (5,720)
                                                      --------
  Total noninterest earning assets                      57,339
                                                      --------

  Total assets                                        $568,201
                                                      ========

Interest bearing liabilities:
Demand and savings deposits                           $207,509   $ 5,082     2.45%
Certificates and other time deposits                   140,269     4,996     3.56%
Other borrowings                                         9,423       366     3.88%
Debentures and notes payable                            10,951       696     6.36%
                                                      --------   -------     ----
  Total interest bearing liabilities                   368,152    11,140     3.03%

Noninterest bearing liabilities:
Demand deposits                                        155,860
Other liabilities                                        6,066
                                                      --------
  Total noninterest bearing liabilities                161,926

Shareholders' equity                                    38,123
                                                      --------
  Total liabilities and shareholders' equity          $568,201
                                                      ========

Net interest income and margin(2)                                $28,595     5.60%
                                                                 =======     ====
Net interest income and margin (tax-equivalent
   basis)(3)                                                     $29,200     5.72%
                                                                 =======     ====



(1) Loan origination fees are considered adjustments to interest income. These fees aggregated $478,000, $498,000, and $739,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2) The net interest margin is equal to net interest income divided by average interest-earning assets.
(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment is made equally to interest income and income tax expense with no effect on after tax income. The tax equivalent adjustment has been computed using a federal income tax rate of 34% and has increased net interest income by $628,000, $628,000, and $605,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The following rate/volume analysis shows the portions of the net change in interest income due to changes in volume or rate. The changes in interest income due to both rate and volume in the rate/volume analysis table have been allocated to volume or rate change in proportion to the absolute amounts of the change in each (in thousands).

-----------------------------------------------------------------------------------------------------------------------
                                                           1996 vs. 1995                      1995 vs. 1994
                                                         Increase (Decrease)                 Increase (Decrease)
                                                          Due to Changes in:                  Due to Changes in:
-----------------------------------------------------------------------------------------------------------------------
                                                     Volume       Rate       Total       Volume      Rate       Total
-----------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Deposits in financial institutions                  $    464    $    (57)   $    407    $     41    $     57   $     98
Federal funds sold                                       568          75         643        (135)          3       (132)
Investment securities (taxable)                       (1,368)        (79)     (1,447)     (1,283)        549       (734)
Investment securities (tax-exempt)                       (35)          5         (30)         46        --           46
Loans, net of unearned discount (taxable)              8,338      (1,244)      7,094       4,471       3,251      7,722
Loans, net of unearned discount (tax-exempt)              21          (9)         12          (3)          2         (1)

Total Interest Income                                  7,988      (1,309)      6,679       3,137       3,862      6,999

-----------------------------------------------------------------------------------------------------------------------

Interest bearing liabilities:
Demand and savings deposits                         $  1,712    $    919    $  2,631    $    (38)   $    576   $    538
Certificates and other time deposits                     620         165         785         184       1,808      1,992
Other borrowings                                        (960)        (84)     (1,044)        547         449        996
Debentures and notes payable                            (177)        (25)       (202)       (252)        143       (109)

Total Interest Expense                                 1,196         974       2,170         441       2,976      3,417

Net Interest Income                                 $  6,792    $ (2,283)   $  4,509    $  2,696    $    886   $  3,582

-----------------------------------------------------------------------------------------------------------------------


NONINTEREST INCOME

For 1996, noninterest income totaled $7.9 million, an increase of $400,000 or 5.3% over $7.5 million in 1995. The increase is primarily due to $316,000 in earnings recognized in 1996 from Sterling Capital Mortgage Company ("SCMC"), an originator and servicer of single family residential mortgage loans in which the Bank owns a forty percent interest that was acquired in 1996. The remaining increase is attributed to volume growth in deposit accounts. Noninterest income of $7.5 million for the year ended December 31, 1995, increased $400,000 or 5.6% over 1994, primarily due to increases in various customer service fees, increased deposit account transaction volume, and an increase in the number of retail customers.

For the years 1996, 1995, and 1994, the Company's ratio of noninterest income to total income (net interest income plus noninterest income) was 17.84%, 18.98%, and 20.0%, respectively.

NONINTEREST EXPENSES

For 1996, noninterest expenses totaled $27.1 million, an increase of $1.3 million or 5.0% over $25.8 million in 1995. Salaries and employee benefits including profit sharing provision for 1996 totaled $16.6 million, an increase of $1.5 million or 9.9% over $15.1 million for 1995 due primarily to an increase in the number of full time equivalent employees, salary increases of approximately 3%, and an increase in the profit sharing provision of $268,000. The Bank increased its number of full-time equivalent personnel by 50 or 16% during the year, from 322 at year end 1995 to 372 at year end 1996. Staffing of the new Cypress Station, Upper Kirby, and Fountainview offices accounted for the majority of the staff increases, while the Central Office added staff necessary to handle the additional volume growth of the Bank. Depreciation and amortization expenses of $2.5 million decreased $0.2 million or 7.4% over $2.7 million for 1995 due to the fact that a significant portion of the computer and data processing equipment reached the end of its depreciable life. The majority of this equipment was either upgraded or replaced throughout 1996. Net occupancy expenses of $1.5 million increased $0.1 million or 7.1% from $1.4 million for 1995 due to additional lease expense resulting from the opening of the Upper Kirby and Fountainview offices. Real estate acquired by foreclosure (Other Real Estate or "ORE") resulted in a net loss of $155,000 during 1996, as compared to a net gain of $107,000 during 1995. The $262,000 increase in ORE expense over 1995 was due primarily to the fact that the Company recognized net gains of $297,000 on the sale of various ORE properties. These gains more than offset any writedowns and carrying costs in 1995. During 1996, the Company sold several properties, but only $1,000 in net gain was recognized on these sales. FDIC assessments for 1996 totaled $2,000, a decrease of $580,000 or 99.7% over $582,000 for 1995. The reduction is due to a change in the FDIC assessment rate from $0.23 and $0.04 per $100 of deposits for the first and second half of 1995, respectively, as compared to $500 per quarter for 1996. Data processing expense of $537,000 decreased by $191,000 or 26.2% from $728,000 for 1995 due primarily to further efficiencies gained as a result of the consolidation of the central data processing in 1995. Postage and delivery charges of $751,000 increased $49,000 or 7.0% from $702,000 in 1995 due to overall growth in the Bank's customer base. Professional fees of $490,000 decreased $32,000 or 6.1% from $522,000 in 1995 due to consulting fees incurred as a result of the merger of the three banks. Other operating expenses of $2.7 million increased $400,000 or 17.4% as compared to $2.3 million during 1995. This increase was primarily attributable to an increase in expenditures for marketing and advertising.

For 1995, noninterest expenses totaled $25.8 million, an increase of $1.3 million or 5.3% over $24.5 million in 1994. Salaries and employee benefits including profit sharing provision for 1995 totaled $15.1 million, an increase of $2.2 million or 17.1% over $12.9 million for 1994 due primarily to an increase in the number of full time equivalent employees, salary increases of approximately 4%, and an increase in the profit sharing provision of $296,000. The Bank increased its number of full-time equivalent personnel by 24 or 8% during the year, from 298 at year end 1994 to 322 at year end 1995. Staff increases at the loan operations center required to accommodate loan growth were augmented by new employees hired for the new Cypress and Cypress Station offices and by increases in the technology and information systems full-time equivalent personnel due to the Company's decision to complete its data network. Depreciation and amortization expenses of $2.7 million increased $0.5 million or 22.7% over $2.2 million for 1994 due primarily to substantial capital improvements of banking offices and to data processing equipment acquisitions required by the centralization of back office functions of the Bank. Net occupancy expenses of $1.4 million decreased $0.2 million or 12.5% from $1.6 million for 1994 due primarily to favorable lease negotiations resulting in lower rental expenses at some of the Bank's leased banking offices. ORE resulted in a net gain of $107,000 during 1995, as compared to $144,000 during 1994. FDIC assessments for 1995 totaled $582,000, a decrease of $518,000 or 47.1% over $1.1 million for 1994 due to the reduction in the FDIC assessment rate from $0.23 to $0.04 per $100 of deposits as of June 1, 1995. Data processing expense of $.7 million decreased by $400,000 or 36.4% from $1.1 million for 1994 due primarily to the consolidation of the central data processing in 1995. Supplies expense of $595,000 increased $115,000 or 24.0% from $480,000 in 1994 due to additional printing costs associated with supplying the former Enterprise and Guardian offices with the Bank's forms, stationery, and marketing materials, as well as to continued strong growth in loans and bookkeeping operations. Professional fees of $522,000 decreased $410,000 or 44.0% from $932,000 in 1994 due to various consulting and legal fees paid in 1994 associated with the merger of the three banks. Other operating expenses of $2.3 million decreased $500,000 or 17.9% as compared to $2.8 million during 1994. Approximately $189,000 of the decrease in other operating expenses relates to savings in service charges due to the consolidation of due from bank accounts resulting from the merger of Enterprise and Guardian with and into the Bank. The remaining decrease was primarily attributable to cost efficiencies associated with consolidation of the three banks.

Management continually monitors overhead expenses. A key measure used to monitor the Company's progress in controlling overhead expenses is the overhead ratio. The overhead ratio is the Company's noninterest expenses, divided by the sum of net interest income and noninterest income, exclusive of gains or losses on the sale of investment securities. This ratio was 60.8%, 64.9%, and 66.9% for 1996, 1995, and 1994, respectively.

INCOME TAXES

The Company provided $4.7 million for federal income taxes for 1996, $4.1 million for 1995, and $3.2 million for 1994. The effective tax rates for 1996, 1995, and 1994 were 30.8%, 31.9%, and 30.9%, respectively.

IMPACT OF INFLATION

The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, investments, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities.

LOAN PORTFOLIO

At December 31, 1996, loans, excluding mortgage and student loans held for resale in the amounts of $40.7 million in 1996 and $7.9 million in 1995, were $456.7 million, an increase of $71.9 million or 18.7% over loans at December 31, 1995 of $384.8 million, as loan demand remained strong. During 1995, loans increased $61.6 million, or 19.1%, from $323.2 million at December 31, 1994, to $384.8 million at December 31, 1995. During 1994, loans increased $34.9 million, or 12.1%, from $288.5 million at December 31, 1993 to $323.2 million. During 1993, loans increased $83.1 million, or 40.5%, from $205.4 million at December 31, 1992, to $288.5 million. $66.8 million of this increase was due to the acquisition of Enterprise on December 31, 1993, and the remainder of the increase reflected steady loan demand.

At December 31, 1996, total loans were 69.3% of deposits and 63.0% of total assets. At December 31, 1995, total loans were 68.3% of deposits and 60.7% of total assets.

The following table summarizes the loan portfolio of the Bank by type of loan as of December 31, 1996, 1995, 1994, 1993, and 1992, excluding student loans held for sale (in thousands):

                                              1996                     1995                   1994
                                        --------------------------------------------------------------
                                         Amount      %           Amount       %         Amount      %
                                        --------------------------------------------------------------
Commercial, financial and industrial:
  US addressees                         $178,145    39.0%      $139,964    36.4%      $118,253    36.6%
  Non-US addressees                        1,353     0.3%         3,108     0.8%           957     0.3%
Real estate mortgage:
  Commercial                             112,903    24.7%       104,686    27.2%        93,483    28.9%
  Residential                             49,136    10.8%        44,059    11.5%        40,439    12.5%
Real estate construction                  40,486     8.9%        31,497     8.2%        20,884     6.5%
Consumer                                  74,675    16.4%        61,463    16.0%        49,233    15.2%
                                        --------------------------------------------------------------
                                        $456,698   100.0%      $384,777   100.0%      $323,249   100.0%
                                        ==============================================================

                                                       1993                   1992
                                              -----------------------------------------
                                               Amount       %          Amount       %
                                              -----------------------------------------
Commercial, financial and industrial:
  US addressees                               $118,119     40.9%      $ 79,919     38.9%
  Non-US addressees                              3,038      1.1%         2,316      1.1%
Real estate mortgage:
  Commercial                                    68,362     23.7%        58,061     28.3%
  Residential                                   58,464     20.3%        36,491     17.8%
Real estate construction                        14,120      4.9%        12,673      6.2%
Consumer                                        26,357      9.1%        15,896      7.7%
                                              -----------------------------------------
                                              $288,460    100.0%      $205,356    100.0%
                                              =========================================

The primary lending focus of the Bank has been on commercial loans and owner-occupied real estate loans to local businesses. Although the Bank's legal lending limit was $8,375,000, at December 31, 1996, the Bank has not maintained exposure greater than $4.0 million on any relationship.

The Bank makes commercial loans primarily to small and medium-sized businesses and to professionals. The Bank offers a variety of commercial loan products including revolving lines of credit, letters of credit, working capital loans, and loans to finance accounts receivable, inventory and equipment. Typically, the Bank's commercial loans have floating rates of interest, are for varying terms (generally not exceeding three years), are personally guaranteed by the borrower's owner and are secured by accounts receivable, inventory and/or other business assets. In addition to the commercial loans secured solely by non-real estate business assets, the Bank makes commercial loans which are secured by owner-occupied real estate, as well as other business assets. At December 31, 1996, the Bank had $73.7 million in owner-occupied commercial real estate loans.

In addition to commercial loans secured by real estate, the Bank makes residential and, to a lesser extent, commercial mortgage loans to finance the purchase of real property, generally real estate on which structures have already been completed. The Bank's residential mortgage loans are secured by first liens on the underlying real property, have fixed interest rates, and generally amortize over a 15-year period with balloon payments due at the end of three years. Upon the expiration of each three-year period, the Bank may, but is not obligated to, renew the loan at the then current market rate for an additional three-year period. These loans are limited generally to 80% of the property value.

The Bank's commercial mortgage loans are secured by first liens on real estate, typically have floating interest rates, and amortize over a 15-year period with balloon payments due at the end of three years. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, and a review of the financial condition of the borrower.

The Bank makes loans to finance the construction of residential and, to a limited extent, nonresidential properties, such as churches. Construction loans generally are secured by first liens on real estate and have floating interest rates. The Bank conducts periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Bank's construction lending activities.

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other relationships with the Bank. In addition, the Bank began issuing consumer credit cards through the Visa and MasterCard systems during 1995. These cards are primarily issued to customers who have other relationships with the Bank and who are subjected to examination of creditworthiness prior to approval. As of December 31, 1996, and 1995, the Bank had outstanding credit card balances of $2.1 million and $1.2 million, respectively.

The strong 1996 loan demand created by the Bank's markets is an indicator of the health in the Houston economy. The University of Houston's Center for Public Policy projects an annual employment growth rate of 3% for the next five years, a significant portion of which is expected to occur in the manufacturing, trade, and services sectors. The Bank operates in a strong economic market, and expects the underlying strength in the Houston area, at least during the near term, to outperform the national economy. The Bank recognizes, however, that the effect of national and international economic factors may temper the optimistic local forecast and, therefore, the Bank imposes safeguards in its lending practices. The Bank seeks to compete effectively in its chosen markets by consistent application of its business strategy. [See further discussion of "Supercommunity Bank Strategy" at page 2 and "Competition" at page 3.]

The maturity ranges of the loan portfolio and the amount of loans with predetermined interest rates and floating rates in each maturity range as of December 31, 1996, are summarized in the following table (in thousands):

                                                                       Due After
                                             Due in One   One Through  Due After
                                            Year or Less  Five Years   Five Years     Total
                                             -------------------------------------------------
Commercial, financial, and industrial:
   US addressees                             $   85,176   $   87,057   $    5,912   $  178,145
   Non-US addressees                              1,078          275         --          1,353
Real estate mortgage and construction            48,336      138,733       15,456      202,525
Consumer                                         21,445       52,143        1,087       74,675

                                             =================================================
Total                                        $  156,035   $  278,208   $   22,455   $  456,698
                                             =================================================

Loans with a predetermined interest rate     $   68,698   $  174,953   $   10,259   $  253,910
Loans with a floating interest rate              87,337      103,255       12,196      202,788
                                             =================================================
                                             $  156,035   $  278,208   $   22,455   $  456,698
                                             =================================================

As of December 31, 1996, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly-leveraged transactions.

RISK ELEMENTS

Nonperforming, past due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. The Bank on an ongoing basis receives updated appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible writedowns, appropriate additions to the allowance for credit losses in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."

The Bank records all ORE at the lower of the outstanding loan balance or the current fair market value, less estimated closing costs at the time of foreclosure. Annually, the Bank generally obtains fair value appraisals on all properties with a carrying value of $250,000 or more. Adjustments are made to reflect declines in value subsequent to acquisition.

The Bank defines potential problem loans as those loans not classified as nonperforming, but where information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and classifies potential problem loans as those loans graded as substandard, doubtful, or loss, excluding all nonperforming loans.

The Bank had no material foreign outstandings or loan concentrations for the years ended December 31, 1992, through 1996. The Bank, however, continues to monitor the potential risk of foreign borrowers and concentrations of credit.

The following table presents information regarding non-performing loans and assets as of December 31, 1992 through 1996 (in thousands):

                                                   1996        1995        1994        1993        1992
                                                --------------------------------------------------------
Nonaccrual loans (1)                            $  2,438    $  2,858    $  2,073    $  1,903    $    587
Restructured loans                                    45         103         142         144        --
Accruing loans past due 90 days or more              229         446         413         975         654
                                                --------------------------------------------------------
Total nonperforming loans                          2,712       3,407       2,628       3,022       1,241
Real estate acquired by foreclosure                2,035       1,716       1,706       2,676       3,720
Other repossessed assets                             342          29        --          --          --
                                                ========================================================
Total nonperforming assets                      $  5,089    $  5,152    $  4,334    $  5,698    $  4,961
                                                ========================================================

Nonperforming loans to total loans                  0.55%       0.87%       0.80%       1.04%       0.60%
Nonperforming assets to total assets                0.64%       0.80%       0.72%       1.03%       1.30%

Potential problem loans                         $ 12,738    $ 12,496         N/A         N/A         N/A
                                                ========================================================

(1)    Interest income of approximately $199,000, $113,000, $110,000, $29,000, and $44,000 would have been recorded in each of 1996 through 1992, respectively, on nonperforming and restructured loans if the loans had been current in accordance with their original terms.


ALLOWANCE FOR CREDIT LOSSES

The Bank has several procedures in place to assist in maintaining the overall quality of its loan portfolios. The Bank has established underwriting guidelines to be followed by its offices. The Bank also monitors its delinquency levels for any negative or adverse trends and particularly monitors credits which have total exposure of $50,000 or more. However, there can be no assurance that the Bank's loan portfolios will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Based on an evaluation of the loan portfolios, management presents a quarterly review of the allowance for credit losses to the Bank's Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the industry diversification of the Bank's commercial loan portfolio and the effect of changes in the local real estate market on collateral values. The Bank also considers the results of recent regulatory examinations. The Bank continues to monitor the effects of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of non-performing loans and related collateral security. The Bank monitors the loan portfolio through its internal loan review department and obtains an annual loan review by independent consultants. Charge-offs occur when loans are deemed to be uncollectible.

The Bank follows a loan review program to evaluate the credit risk in the commercial loan portfolio for substantially all commercial loans and real estate loans. Through the loan review process, the Bank maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolios and the adequacy of the allowance for credit losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt.

Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as "loss" are those loans which are in the process of being charged off.

At December 31, 1996, substandard loans totaled $13.4 million, of which $3.0 million were loans designated as delinquent or nonaccrual; and doubtful loans totaled $594,000 of which $322,000 were designated as delinquent or nonaccrual. At December 31, 1995, substandard loans totaled $11.6 million, of which $4.9 million were loans designated as delinquent or nonaccrual; and doubtful loans totaled $846,000 of which $399,000 were designated as delinquent or nonaccrual.

In addition to the internally classified loan list and delinquency list of loans, the Bank maintains a separate "watch list" which further aids the Bank in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Bank reviews these loans to assist in assessing the adequacy of the allowance for credit losses. As of December 31, 1996 and 1995, none of the watch list loans were designated as delinquent and there were none on nonaccrual. Approximately 99.5% and 99.7% of the loans on the watch list are current and paying in accordance with loan terms as of December 31, 1996 and 1995, respectively. As of December 31, 1996, watch list loans totaled $13.6 million as compared to $11.8 million at December 31, 1995.

In order to determine the adequacy of the allowance for credit losses, management considers the risk classification or delinquency status of loans and other factors. Management also establishes specific allowances for credits which management believes require reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on the Bank's historical charge-off experience. The Bank currently charges against its operations a provision for credit losses equal to the greater of 0.50% of total loans, determined on an annualized basis, or the amount necessary to maintain the allowance for credit losses at an adequate level determined according to the foregoing methodology.

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data (in thousands):

                                                                             Year Ended December 31,
                                                    -----------------------------------------------------------------
                                                         1996          1995          1994          1993          1992
                                                    -----------------------------------------------------------------
Average loans outstanding                           $ 441,034     $ 357,460     $ 308,335     $ 202,624     $ 182,627
                                                    =================================================================
Loans outstanding at period end                     $ 497,429     $ 392,645     $ 328,560     $ 291,762     $ 205,356
                                                    =================================================================

Allowance for credit losses at January 1            $   5,907     $   5,810     $   5,044     $   3,373     $   2,899

Charge-offs:
     Commercial, financial, and industrial             (1,208)         (953)         (689)         (488)         (486)
     Real estate, mortgage and construction               (14)          (16)         (109)         (191)         (233)
     Installment                                         (634)         (203)         (176)         (135)         (158)
                                                    -----------------------------------------------------------------
          Total charge-offs                            (1,856)       (1,172)         (974)         (814)         (877)
Recoveries:
     Commercial, financial, and industrial                268           180           496            50           153
     Real estate, mortgage and construction                27             8           287            26           289
     Installment                                          119           162            36            16           101
                                                    -----------------------------------------------------------------
          Total recoveries                                414           350           819            92           543

Net charge-offs                                        (1,442)         (822)         (155)         (722)         (334)
Provision for credit losses                             2,113           919           921           856           808
Enterprise allowance at purchase date                    --            --            --           1,537          --
                                                    -----------------------------------------------------------------
Allowance for credit losses at December 31          $   6,578     $   5,907     $   5,810     $   5,044     $   3,373
                                                    =================================================================

Ratios:
     Allowance to average loans                          1.49%         1.65%         1.88%         2.37%         1.85%
     Allowance to period end loans                       1.32%         1.50%         1.77%         1.73%         1.64%
     Net charge-offs to average loans                    0.33%         0.23%         0.05%         0.34%         0.18%
     Allowance to period-end nonperforming assets      129.26%       125.52%       148.18%       106.80%        78.31%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

The following table describes the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                     Year ended December 31,
                                                          (In thousands)
                           ------------------------------------------------------------------------------------------------------
                                        1996                                    1995                          1994
                           ------------------------------------------------------------------------------------------------------
Balance of allowance                                     % of                                   % of
for credit losses                                      Loans to                                Loans to
applicable to:                            % of          Total                      % of         Total                  % of
                            Amount      Allowance       Loans       Amount       Allowance      Loans      Amount     Allowance
                           ------------------------------------------------------------------------------------------------------
Commercial, financial
     and industrial        $   2,109           32%          64%   $   1,385           23%          51%    $   1,843        32%
Real estate mortgage             282            4%          11%       1,066           18%          43%          997        17%
Real estate construction         203            3%           9%        --              0%           0%          121         2%
Installment                      480            7%          16%         230            4%           6%           60         1%
Unallocated                    3,504           53%         N/A        3,226           55%         N/A         2,789        48%

                           ======================================================================================================
                           $   6,578          100%         100%   $   5,907          100%         100%    $   5,810       100%
                           ======================================================================================================

                           -------------------------------------------------------------------------------------
                              1994                           1993                                    1992
                           -------------------------------------------------------------------------------------
Balance of allowance            % of                                 % of                                   % of
for credit losses             Loans to                             Loans to                               Loans to
applicable to:                 Total                   % of          Total                    % of         Total
                               Loans       Amount    Allowance      Loans      Amount       Allowance      Loans
                           -------------------------------------------------------------------------------------
Commercial, financial
     and industrial               38%   $   1,152        23%          37%   $     758           22%          33%
Real estate mortgage              41%         634        13%          44%         166            5%          46%
Real estate construction           6%         121         2%           6%        --              0%           6%
Installment                       15%         164         3%          13%         230            7%          12%
Unallocated                      N/A        2,973        59%         N/A        2,219           66%         N/A

                           =====================================================================================
                                 100%   $   5,044       100%         100%   $   3,373          100%          97%
                           =====================================================================================

INVESTMENT SECURITIES

The following table summarizes the book value of investment securities held by the Bank as of the dates shown. See Note D to the Company's consolidated financial statements for information relating to fair values and details of held-to-maturity and available-for-sale investment securities.

                                                              Year ended December 31,
                                                                   (In thousands)
                                        --------------------------------------------------------------------
                                             1996           %        1995           %        1994           %
                                         --------------------------------------------------------------------
U.S. Treasury & U.S. government
   agency securities                     $ 66,621        43.8%   $ 72,064        43.0%   $ 91,051        47.4%
States and political subdivisions          22,227        14.6%     22,732        13.6%     23,041        12.0%
Mortgage-backed securities                 59,225        38.9%     68,760        41.0%     76,778        40.0%
Other securities                            4,180         2.7%      3,956         2.4%      1,087         0.6%
                                         ====================================================================
                                         $152,253       100.0%   $167,512       100.0%   $191,957       100.0%
                                         ====================================================================

At December 31, 1996, investment securities of $152.3 million had decreased $15.2 million from $167.5 million at December 31, 1995, as the Bank continued to use proceeds from repayments and maturities of investment securities to fund the Bank's temporary mortgage purchase program and growing loan portfolio. At December 31, 1995, investment securities of $167.5 million had decreased $24.5 million from $192.0 million at December 31, 1994, as proceeds from repayments and maturities of investment securities were used to fund the Bank's growing loan portfolio. At December 31, 1996, investment securities represented 21.2% of total deposits and 19.3% of total assets. The portfolio investment mix at December 31, 1996, remained relatively unchanged when compared to December 31, 1995.

During 1996, the Bank made $17.3 million in purchases of U.S. agency and mortgage-backed securities. In addition, the Bank reinvested $240,000 in dividends from its stock in the Federal Home Loan Bank. During 1995, the Bank purchased $754,000 in local municipal obligations. In 1994, the Bank invested deposits in excess of those required to fund loans, as well as a portion of the proceeds of maturing U.S. Treasury securities, in various fixed and floating rate agency issued mortgage-backed securities. Such investment in mortgage-backed securities was undertaken after an analysis of the Company's asset/liability and interest rate sensitivity positions and liquidity requirements, and was designed to take advantage of higher-yielding investment products without subjecting the Company to undue exposure to future interest rate increases. In making these investments, the duration of the entire investment portfolio has been kept within four years. The Company has concluded that its balance sheet is properly structured and consistent with achieving a reliable and steady stream of investment income.

The yield on the Bank's investment portfolio at December 31, 1996, was 6.6% and the weighted average life of the portfolio was approximately 3.74 years. The yield on the Bank's investment portfolio at December 31, 1995, was 6.6% and the weighted average life of the portfolio was approximately 5.01 years. The yield on the investment portfolio for 1994 was 6.1% and the weighted average life of the investment portfolio was approximately 4.41 years.

The maturity distribution and weighted average yield of the Bank's investment portfolio as of December 31, 1996, are summarized in the following table. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment.

                                                                                 December 31, 1996
                                                                                  (In thousands)
                                     --------------------------------------------------------------------------------------------
                                          Due less                                                      Due Greater
                                         Than 1-Year          Due 1-5 Years        Due 5-10 Years       Than Years        Total
                                     --------------------------------------------------------------------------------------------
                                      Amount     Yield      Amount     Yield     Amount      Yield     Amount   Yield
                                     --------------------------------------------------------------------------------------------
U.S. Treasury and
    U.S. government
    agency securities                $  8,995     5.75%   $ 43,869     6.04%   $ 13,757     6.26%   $      -        -    $ 66,621
State and political
     subdivisions                         392     5.13%      7,910     5.07%     12,225     4.98%      1,700     5.46%     22,227
Mortgage-backed
     securities                         4,664     5.77%     28,853     6.45%     14,109     6.84%     11,599     7.89%     59,225
Other securities                            -                   10                    -                4,170        -       4,180
                                     --------------------------------------------------------------------------------------------
                                     $ 14,051     5.74%   $ 80,642     5.49%   $ 40,091     6.08%   $ 17,469     5.77%   $152,253
                                     ========             ========             ========             ========             ========

At December 31, 1996, 19.58% of the mortgage-backed securities held by the Bank have remaining maturities of more than 10 years. However, unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Due to the significance of monthly principal and interest payments and anticipated principal prepayments, the weighted average life of the mortgage-backed securities portfolio was estimated to be 3.5 years at December 31, 1996. If interest rates rise, prepayments may decrease and if interest rates fall, prepayments may increase. Approximately $19.5 million of the Bank's mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

DEPOSITS

The Bank's lending and investing activities are funded almost entirely by core deposits, approximately three-fourths of which are demand and savings deposits. Average noninterest-bearing deposits for 1996 were $199.1 million as compared to $169.0 million for 1995, an increase of $30.0 million or 17.8% over 1995. Deposits grew due to a combination of same location growth and as the result of the opening of two new locations in 1996. Approximately 31.8% of average 1996 deposits were noninterest bearing. Noninterest bearing deposits increased from $155.9 million or 32.5% of average total deposits for 1994 to $169.0 million or 30.9% of average total deposits for 1995. The Bank does not accept brokered deposits.

The Bank's average total deposits for 1996 were $626.1 million, or $105.7 million and 20.3% over average total deposits during 1995 which were $520.4 million, and increased $16.8 million, or 3.3% from average total deposits of $503.6 million during 1994. The Bank's total deposits at December 31, 1996, were $717.4 million, up $142.7 million or 24.8% over total deposits of $574.7 million at year-end 1995. Deposit growth was concentrated primarily in core deposits, consisting of all deposits other than retail and public fund certificates of deposit in excess of $100,000.

The average balances and weighted average rates paid on deposits for each of the years ended December 31, 1996, 1995, and 1994 are presented below (in thousands):

                                               --------------------------------------------------------------------
                                                      1996                   1995                  1994
                                               --------------------------------------------------------------------
                                               Average    Average     Average    Average     Average    Average
                                               Balance     Rate       Balance     Rate       Balance      Rate
                                               --------------------------------------------------------------------
Noninterest-bearing demand deposits            $ 199,095     --      $ 168,987     --      $ 155,860     --
Interest-bearing demand and savings deposits     268,696     3.07%     205,952     2.73%     207,509     2.45%
Time deposits                                    158,327     4.91%     145,422     4.81%     140,269     3.56%
                                               ---------             ---------             ---------
Total deposits                                 $ 626,118     2.56%   $ 520,361     2.42%   $ 503,638     1.94%
                                               =========             =========             =========

The Bank's time deposits of $100,000 or more have consistently shown a pattern of renewal similar to that for deposits of less than $100,000. The remaining maturity on certificates of deposit of $100,000 or more is presented below at December 31, 1996, 1995 and 1994 (in thousands).

                                 ---------------------------------
               Maturity            1996         1995        1994
                                 ---------   ---------   ---------
3 months or less                 $  33,733   $  21,708   $  25,237
3 to 6 months                       11,581      11,453      10,646
6 to 12 months                      14,074      10,095       9,156
Over 12 months                       9,145       8,759       7,832
                                 ---------   ---------   ---------
                                 $  68,533   $  52,015   $  52,871
                                 =========   =========   =========


BORROWINGS

Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Occasionally, the Bank obtains additional funds from the Federal Home Loan Bank and correspondent banks. For much of 1995, as the Bank's loan growth exceeded growth in its deposit base, the Bank borrowed pursuant to such arrangements. In September 1995, the Bank introduced a new money market account providing a yield generally aligned with, and 25 basis points below, the 13 week U.S. Treasury bill. The new deposit product was well received by the market and provided substantial new funding to the Bank, enabling the Bank to repay all borrowed funds before the end of the year.

Effective December 31, 1993, the Company borrowed $6.6 million from a regional bank to fund part of the Enterprise acquisition. On March 4, 1994, the Company borrowed an additional $1.4 million pursuant to the same facility to fund part of the redemption payment due to holders of Guardian Bancshares, Inc., preferred stock. Pursuant to the terms of the agreement, interest only was due March 31, and June 30, 1994. Effective September 30, 1994, and quarterly thereafter until paid in full, principal of $400,000 plus interest will be due. The Company has paid ten quarterly principal amounts of $400,000 each, and current outstanding indebtedness under this facility has been reduced to $4.0 million at December 31, 1996.

At December 31, 1995, the Company had $200,000 in outstanding senior debentures. On February 26, 1996, the total amount of senior debentures matured and paid in full. The Company has no other outstanding borrowings at December 31, 1996.

INTEREST RATE SENSITIVITY AND LIQUIDITY

The Company's Funds Management Policy provides management with the necessary guidelines for effective funds management, and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company's objectives are generally to maintain a relatively balanced position between interest rate sensitive assets and interest rate sensitive liabilities with minor adjustments for rising or declining interest rate environments.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect adversely net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely.

When analyzing its GAP position, the Company emphasizes the next twelve month period. The following table shows the interest rate sensitivity GAPs for five different time periods and the cumulative interest rate sensitivity GAPs for the same periods as of December 31, 1996:

                                        -------------------------------------------------------------------------------
                                          0-90         90-180        180-365         1-5           Over
                                          Days          Days           Days         Years        5 Years        Total
                                        -------------------------------------------------------------------------------
                                                      (In thousands, except for data expressed in percents)
Interest earning assets:
Federal funds sold                      $  30,000     $    --       $    --       $    --       $    --       $  30,000
Interest bearing deposits in other
  financial institutions                       22          --            --            --            --              22
Investment securities                      22,406           101        18,710        50,533        60,503       152,253
Loans                                     260,591        14,324        26,611       185,876        10,027       497,429
                                        -------------------------------------------------------------------------------
   Total interest earning assets        $ 313,019     $  14,425     $  45,321     $ 236,409     $  70,530     $ 679,704

Interest bearing liabilities:
Demand and savings deposits             $ 546,815     $    --       $    --       $    --       $    --       $ 546,815
Certificates of deposit and
   other time deposits                     67,928        37,655        39,745        25,270          --         170,598
Other borrowings                            3,751          --            --            --            --           3,751
Notes payable                               4,000          --            --            --            --           4,000
                                        -------------------------------------------------------------------------------
   Total interest bearing liabilities   $ 622,494     $  37,655     $  39,745     $  25,270     $    --       $ 725,164

Period GAP                              $(309,475)    $ (23,230)    $   5,576     $ 211,139     $  70,530     $ (45,460)

Cumulative GAP                          $(309,475)    $(332,705)    $(327,129)    $(115,990)    $ (45,460)

Period GAP to total assets                 (39.17)%       (2.94)%        0.71%        26.72%         8.93%

Cumulative GAP to total assets             (39.17)%      (42.11)%      (41.40)%      (14.68)%       (5.75)%

Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not re-price proportionally as interest rates change. Consequently, the Company's management has begun to utilize an interest rate risk simulation model to increase its ability to monitor and forecast the effect of various interest rate environments on earnings and its net capital position. Based on the Company's December 31, 1996, interest rate sensitivity position, the Company estimates that a 100 basis point change in interest rates would have an impact of less than five percent on its net interest income over a twelve month period.

LIQUIDITY

Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. During the past four and one-half years, the Company's liquidity needs have primarily been met by growth in core deposits, as previously discussed. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. Generally, the cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have created an adequate liquidity position.

CAPITAL RESOURCES

At December 31, 1996, shareholders' equity totaled $59.4 million or 7.5% of total assets, as compared to $49.7 million and 7.7% of total assets for the year ended 1995, and $39.6 million or 6.6% of total assets at December 31, 1994.

Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks will be evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the reserves for credit losses.

Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted assets. The risk-based capital and leverage ratio requirements replaced the primary capital and total capital guidelines used previously. See Note U to the Company's consolidated financial statements for further discussion of the Company's and the Bank's regulatory capital requirements. The follow table shows the Company's capital ratios for the periods presented and the minimum regulatory requirements:


                                         December 31,                  Minimum
                                 -----------------------------        Regulatory
                                   1996       1995       1994        Requirements
                                 -----------------------------       -------------
Risk based capital ratios:
     Tier 1                       10.27%     10.82%      10.41%          4.00%
     Total Capital                11.44%     12.07%      11.67%          8.00%
Leverage Ratio                     8.03%      7.66%       6.57%          3.00%

Under the FDIC's finalized regulations, the Company and the Bank are well capitalized.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page 33 and the Consolidated Financial Statements which begin on page 35 of this Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 1996.

PART - III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "ELECTION OF DIRECTORS" of the Company's Proxy Statement dated March 21, 1997, relating to the 1997 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

The information set forth under the caption "EXECUTIVE COMPENSATION" of the Company's Proxy Statement dated March 21, 1997, relating to the 1997 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Company by its directors and executive officers set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Company's Proxy Statement dated March 21, 1997, relating to the 1997 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "CERTAIN TRANSACTIONS" of the Company's Proxy Statement dated March 21, 1997, relating to the 1997 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

PART  -- IV

ITEM 14  -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c)  Exhibits

2.1 Merger Agreement dated as of October 21, 1993, between Sterling Bancshares, Inc., and Guardian Bancshares, Inc. [Incorporated by reference to exhibit 2(a) of the Company's Registration Statement on Form S-4, effective February 10, 1994 (Registration No. 33-71660)]

2.2 Amendment No. 1 dated as of January 26, 1994, to the Merger Agreement dated as of October 21, 1993, between Sterling Bancshares, Inc., and Guardian Bancshares, Inc. [Incorporated by reference to exhibit 2(b) of the Company's Registration Statement on Form S-4, effective February 10, 1994 (Registration No. 33-71660)]

2.3 Stock Purchase Agreement dated as of September 10, 1993, among Sterling Bancshares, Inc., Sterling Bancorporation, Inc., Enterprise Bank-- Houston, and the Shareholder Representatives of Enterprise Bank--Houston, Inc. [Incorporated by reference to exhibit 2(c) of the Company's Registration Statement on Form S-4, effective February 10, 1994 (Registration No. 33-71660)]

3.1 Articles of Incorporation of the Registrant and all amendments thereto [Incorporated by reference to Exhibits 4.1 to 4.6 of the Company's Report on Form 10-Q for the quarter ended June 30, 1996]

3.2   Restated By-Laws of the Registrant [Incorporated by reference to Exhibit
      4.2 of the Company's Registration Statement on Form S-8, effective November 25, 1996 (File No. 333-16719)]

10.1* 1994 Incentive Stock Option Plan of the Registrant [Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.2 1994 Employee Stock Purchase Plan of the Registrant [Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.3* 1984 Incentive Stock Option Plan of the Registrant [Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476)]

10.4 Loan Agreement dated November 24, 1993, between Sterling Bancshares, Inc., Sterling Bancorporation, Inc., and First Interstate Bank of Texas, N.A [Incorporated by reference to exhibit 10(j) of the Company's Registration Statement on Form S-4, effective February 10, 1994 (Registration No. 33-71660)]

10.5* Settlement and Release Agreement dated October 2, 1995, between Sterling
      Bancshares, Inc., and C. Frank Kurtin

10.6* Consulting Contract dated October 2, 1995, between Sterling Bancshares,
      Inc., and C. Frank Kurtin

10.7* 1995 Non-Employee Director Stock Compensation Plan [Incorporated by reference to Exhibit 5.1 of the Company's Registration Statement on Form S-8, effective November 25, 1996 (File No. 333-16719)]

21 Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 of the Company's Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476)]

*   Management Compensation Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           STERLING BANCSHARES, INC.

                                           by  /s/ George Martinez
                                              ---------------------------------
DATE:  March 18, 1997                      George Martinez,
                                           Chairman and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 18th day of March, 1996.


SIGNATURE                         TITLE                       SIGNATURE                         TITLE
---------                         -----                       ---------                         -----
 /s/ George Martinez              Chairman and Director        /s/ James Kearney                Director
------------------------------                                ------------------------------
George Martinez                                               James Kearney


 /s/ Mark T. Giles                President and Director       /s/ C. Frank Kurtin              Director
------------------------------                                ------------------------------
Mark T. Giles                                                 C. Frank Kurtin


 /s/ C. P. Bryan, Jr.             Executive Vice President     /s/ Russell Orr                  Director
------------------------------    and Director                ------------------------------
C. P. Bryan, Jr.                                              Russell Orr


 /s/ John H. Buck                 Director                    /s/ Wayne Owen                    Director
------------------------------                                ------------------------------
John H. Buck                                                  Wayne Owen


/s/ George D. Francklow, Jr.      Director                    /s/ Christian A. Rasch            Director
------------------------------                                ------------------------------
George D. Francklow, Jr.                                      Christian A. Rasch


/s/ Walter P. Gibbs, Jr.          Director                    /s/ Steven F. Retzloff            Director
------------------------------                                ------------------------------
Walter P. Gibbs, Jr.                                          Steven F. Retzloff


/s/ Bruce J. Harper               Director                    /s/ Raimundo Riojas               Director
------------------------------                                ------------------------------
Bruce J. Harper                                               Raimundo Riojas


/s/ Glenn H. Johnson              Director                    /s/ Cuba Wadlington, Jr.          Director
------------------------------                                ------------------------------
Glenn H. Johnson                                              Cuba Wadlington, Jr.

STERLING BANCSHARES, INC.


TABLE OF CONTENTS

-------------------------------------------------------------
                                                         PAGE
                                                         ----

INDEPENDENT AUDITORS' REPORT                              34

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets                                         35

   Statements of Income                                   36

   Statements of Shareholders' Equity                     38

   Statements of Cash Flows                               40

   Notes to Consolidated Financial Statements             42

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
    Sterling Bancshares, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Sterling Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Houston, Texas
March 7, 1997 (except for Note X as to which the date is March 18, 1997)

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS,
DECEMBER 31, 1996 AND 1995
(In thousands)

---------------------------------------------------------------------------------------------------------
ASSETS                                                                                1996          1995
Cash and due from banks (Note C)                                                   $  78,442    $  60,075
Federal funds sold                                                                    30,000        5,000
                                                                                   ---------    ---------
                Total cash and cash equivalents                                      108,442       65,075

Interest-bearing deposits in financial institutions                                       22        1,135
Available-for-sale investment securities, at fair value (amortized cost of
 $4,170 and $3,931 at December 31, 1996 and 1995, respectively) (Note D)               4,170        3,931
Held-to-maturity investment securities, at cost (fair value of $147,665 and
  $164,111 at December 31, 1996 and 1995, respectively) (Note D)                     148,083      163,581
Equity in unconsolidated subsidiary                                                    2,316         --
Loans held for sale                                                                   40,731        7,868

Loans (Notes E and F)                                                                456,698      384,777
Allowance for credit losses (Note G)                                                  (6,578)      (5,907)
                                                                                   ---------    ---------
                Loans, net                                                           450,120      378,870

Accrued interest receivable                                                            4,725        4,449
Real estate acquired by foreclosure                                                    2,035        1,716
Premises and equipment, net (Note H)                                                  23,100       14,823
Goodwill, net of accumulated amortization of $2,310 and $1,983 at December 31,
 1996 and 1995, respectively                                                           1,839        2,166
Other assets                                                                           4,490        3,735
                                                                                   ---------    ---------
TOTAL ASSETS                                                                       $ 790,073    $ 647,349
                                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Demand deposits:
      Noninterest-bearing                                                          $ 245,571    $ 190,333

      Interest-bearing                                                               301,244      237,778
   Certificates of deposit and other time deposits (Note I)                          170,598      146,613
                                                                                   ---------    ---------
                Total deposits                                                       717,413      574,724

   Securities sold under agreements to repurchase (Note J)                             3,751       12,083
   Accrued interest payable and other liabilities                                      5,502        5,051
   Notes payable (Note K)                                                              4,000        5,600
   Senior debentures (Note L)                                                           --            200
                                                                                   ---------    ---------
                Total liabilities                                                    730,666      597,658

COMMITMENTS AND CONTINGENCIES (Notes Q and T)

SHAREHOLDERS' EQUITY (Notes O, P, R and U):
   Preferred stock, $1 par value; 1,000,000 shares authorized, 88,380 and 49,500
      issued and outstanding at December 31, 1996 and 1995, respectively                  88           49
   Common stock, $1 par value; 20,000,000 and 10,000,000 shares authorized,
      7,966,000 and 7,859,000 issued and outstanding at December 31, 1996 and
      1995, respectively                                                               7,966        7,859
   Capital surplus                                                                    16,058       14,985
   Retained earnings                                                                  35,426       27,005
   Net unrealized losses on held-to-maturity investment securities transferred from available-for-sale, net of tax of $67 and $107 at December 31, 1996
      and 1995, respectively                                                            (131)        (207)
                                                                                   ---------    ---------
                Total shareholders' equity                                            59,407       49,691
                                                                                   ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 790,073    $ 647,349
                                                                                   =========    =========


See notes to consolidated financial statements

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands except per share amounts)

-----------------------------------------------------------------------------------
                                                         1996      1995      1994

INTEREST INCOME:
   Loans, including fees                                $42,861   $35,755   $28,034
   Investment securities:
      Taxable                                             8,158     9,605    10,339
      Nontaxable                                          1,122     1,152     1,106
   Federal funds sold and
      securities purchased under agreements to resell       732        89       221
   Deposits in financial institutions                       540       133        35
                                                        -------   -------   -------

               Total interest income                     53,413    46,734    39,735
                                                        -------   -------   -------

INTEREST EXPENSE:
   Demand and savings deposits                            8,251     5,620     5,082
   Certificates and other time deposits                   7,773     6,988     4,996
   Federal funds purchased and
     securities sold under agreements to repurchase         318     1,362       366
   Notes payable                                            384       525       586
   Senior debentures                                          1        62       110
                                                        -------   -------   -------

                Total interest expense                   16,727    14,557    11,140
                                                        -------   -------   -------

NET INTEREST INCOME                                      36,686    32,177    28,595
                                                        -------   -------   -------

PROVISION FOR CREDIT LOSSES (Note G)                      2,113       919       921
                                                        -------   -------   -------

NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                            34,573    31,258    27,674
                                                        -------   -------   -------

NONINTEREST INCOME:
   Customer service fees                                  5,141     5,128     4,768
   Earnings of unconsolidated subsidiary                    316      --        --
   Other                                                  2,507     2,408     2,367
                                                        -------   -------   -------

                Total noninterest income                  7,964     7,536     7,135
                                                        -------   -------   -------

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1995 AND 1994
(IN THOUSANDS)

------------------------------------------------------------------------------------------------------------

                                                                                1996       1995        1994

NONINTEREST EXPENSE:
   Salaries and employee benefits (Note N)                                   $ 16,606   $ 15,140    $ 12,872
   Depreciation and amortization                                                2,520      2,734       2,169
   Net occupancy expense                                                        1,516      1,398       1,578
   (gains) losses and carrying costs of real estate acquired by foreclosure        155       (107)       (144)
   FDIC assessment                                                                  2        582       1,100
   Data processing                                                                537        728       1,135
   Postage and delivery charges                                                   751        702         657
   Equipment expense                                                              649        694         596
   Supplies                                                                       573        595         480
   Telephone and communication                                                    629        486         301
   Professional fees                                                              490        522         932
   Other                                                                        2,706      2,307       2,782
                                                                             --------   --------    --------
          Total noninterest expenses                                           27,134     25,781      24,458
                                                                             --------   --------    --------
INCOME BEFORE INCOME TAXES                                                     15,403     13,013      10,351

PROVISION FOR INCOME TAXES (Note M)                                             4,479      4,147       3,200
                                                                             --------   --------    --------

NET INCOME                                                                   $ 10,654   $  8,866    $  7,151
                                                                             ========   ========    ========
PRIMARY EARNINGS PER SHARE (Note P)                                          $   0.87   $   0.74    $   0.60
                                                                             ========   ========    ========
FULLY DILUTED EARNINGS PER SHARE (Note P)                                    $   0.86   $   0.73    $   0.60
                                                                             ========   ========    ========

See notes to consolidated financial statements

STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands except share amounts)
--------------------------------------------------------------------------------

                                                                         Preferred Stock         Common Stock
                                                                      ----------------------  -------------------  Capital  Retained
                                                                         Shares     Amount      Shares    Amount   Surplus  Earnings
BALANCE AT JANUARY 1, 1994                                                   -      $    -      7,716      $7,716  $14,030  $14,046
   Unrealized gain on available-for-sale securities upon adoption of
      SFAS No. 115                                                           -           -          -           -        -        -
   Sale of common stock, at an average price of $2.15 per share,             -           -        102         102      174      (57)
   Cash dividends paid, at $0.18 per share,                                  -           -          -           -        -   (1,311)
   Net change in unrealized loss on available-for-sale securities            -           -          -           -        -        -
   Net income                                                                                                            -    7,151
                                                                         -----      ------      -----      ------  -------  -------
BALANCE AT DECEMBER 31, 1994                                                 -           -      7,818       7,818   14,204   19,829
   Sale of common stock, at an average price of $5.12 per share              -           -         41          41      185      (16)
   Sale of preferred stock, at an average price of  $13.16 per share        49          49          -           -      596        -
   Cash dividends paid, at $.21 per share                                    -           -          -           -        -   (1,674)
   Unrealized loss on held-to-maturity investment securities
      transferred from available-for-sale                                    -           -          -           -        -        -
   Net change in unrealized loss on available-for-sale investment
      securities                                                             -           -          -           -        -        -
   Net income                                                                -           -          -           -        -    8,866
                                                                         -----       -----      -----      ------  -------  -------
BALANCE AT DECEMBER 31, 1995                                                49          49      7,859       7,859   14,985   27,005
   Sale of common stock, at an average price of $5.92 per share              -           -        107         107      537      (11)
   Sale of preferred stock, at an average price of  $14.79 per share        39          39          -           -      536        -
   Cash dividends paid, at $.28 per share                                    -           -          -           -        -   (2,222)
   Amortization of unrealized loss on held-to-maturity investment
      securities transferred from available-for-sale                         -           -          -           -        -        -
   Net income                                                                -           -          -           -        -   10,654
                                                                         -----      ------     ------      ------  -------  -------
BALANCE AT DECEMBER 31, 1996                                                88      $   88      7,966      $7,966  $16,058  $35,426
                                                                         =====      ======     ======      ======  =======  =======

                                                                                                Net Unrealized
                                                                            Net Unrealized      Gain (Loss) on
                                                                           Gain (Loss) on      Held-to-Maturity
                                                                          Available-for-Sale  Investment Securities
                                                                              Investment        Transferred from           Total
                                                                              Securities,      Available-for-Sale      Shareholders'
                                                                             Net of Taxes         Net of Taxes             Equity
BALANCE AT JANUARY 1, 1994                                                   $       -            $       -            $35,792
   Unrealized gain on available-for-sale securities upon adoption of
      SFAS No. 115                                                               1,107                    -              1,107
   Sale of common stock, at an average price of $2.15 per share                      -                    -                219
   Cash dividends paid, at $0.18 per share                                           -                    -             (1,311)
   Net change in unrealized loss on available-for-sale securities               (3,335)                   -             (3,335)
   Net income                                                                        -                    -              7,151
                                                                             ---------             --------            -------
BALANCE AT DECEMBER 31, 1994                                                    (2,228)                   -             39,623
   Sale of common stock, at an average price of $5.12 per share                      -                    -                210
   Sale of preferred stock, at an average price of  $13.16 per share                 -                    -                645
   Cash dividends paid, at $.21 per share                                            -                    -             (1,674)
   Unrealized loss on held-to-maturity investment securities
      transferred from available-for-sale                                          207                 (207)                 -
   Net change in unrealized loss on available-for-sale investment
      securities                                                                 2,021                    -              2,021
   Net income                                                                        -                    -              8,866
                                                                             ---------             --------            -------
BALANCE AT DECEMBER 31, 1995                                                         -                 (207)            49,691
   Sale of common stock, at an average price of $5.92 per share                      -                    -                633
   Sale of preferred stock, at an average price of  $14.79 per share                 -                    -                575
   Cash dividends paid, at $.28 per share                                            -                    -             (2,222)
   Amortization of unrealized loss on held-to-maturity investment
      securities transferred from available-for-sale                                 -                   76                 76
   Net income                                                                        -                    -             10,654
                                                                             ---------             --------            -------
BALANCE AT DECEMBER 31, 1996                                                 $       -             $   (131)           $59,407
                                                                             =========             ========            =======

 See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1995 AND 1994
(IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------
                                                                                     1996         1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  10,654    $   8,866    $   7,151
   Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization and accretion of premiums and discounts on investment
         securities, net                                                                210          374        1,040
      Provision for credit losses                                                     2,113          919          921
      Equity in undistributed earnings from unconsolidated subsidiary                  (316)        --           --
      (Gain) loss on sale of premises and equipment                                     (30)          (2)          24
      Gain on sale of real estate acquired by foreclosure                                (1)        (297)        (196)
      Depreciation and amortization                                                   2,520        2,734        2,169
      Write-down of real estate acquired by foreclosure                                  37          146          336
      Mortgage loans originated for sale                                           (281,869)        --           --
      Proceeds from sale of mortgage loans originated for sale                      250,432         --           --
      Increase in accrued interest receivable and other assets                       (1,071)      (1,443)      (1,480)
      Increase (decrease) in accrued interest payable and other liabilities             451         (223)       1,308
                                                                                  ---------    ---------    ---------
                Total adjustments                                                   (27,524)       2,208        4,122
                                                                                  ---------    ---------    ---------

                Net cash (used in) provided by operating activities                 (16,870)      11,074       11,273
                                                                                  ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal paydowns of held-to-maturity
      investment securities                                                          32,663       16,112       18,198
   Purchases of held-to-maturity investment securities                              (17,259)        (754)     (28,223)
   Proceeds from maturities and principal paydowns of available-for-sale
      investment securities                                                            --         14,644       18,130
   Purchases of available-for-sale investment securities                               (239)      (2,869)     (11,559)
   Purchase of investment in unconsolidated subsidiary                               (2,000)        --           --
   Net increase in loans                                                            (74,878)     (65,195)     (36,629)
   Proceeds from sale of real estate acquired by foreclosure                            418          438          474
   Capital improvements to real estate acquired by foreclosure                          (12)          (9)        --
   Net (increase) decrease in interest-bearing deposits in financial
   institutions                                                                       1,113         (734)       5,691
   Proceeds from sale of premises and equipment                                          54          121           32
   Cash paydowns on foreclosed loans                                                   --           --             32
   Purchase of premises and equipment                                               (11,166)      (4,408)      (3,018)
                                                                                  ---------    ---------    ---------
                Net cash used in investing activities                               (71,306)     (42,654)     (36,872)
                                                                                  ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                                 142,689       36,389       56,658
   Net increase (decrease) in repurchase agreements and federal funds purchased      (8,332)       3,563        6,690
   Proceeds from notes payable                                                         --           --          1,400
   Repayments of notes payable                                                       (1,600)      (1,600)      (5,800)
   Payments made to Enterprise Bank shareholders                                       --           --        (15,000)
   Payments made to Guardian Bank Preferred shareholders                               --           --         (2,031)
   Proceeds from issuance of common stock                                               633          210          219
   Proceeds from issuance of preferred stock                                            575          645         --
   Repayment of senior debentures                                                      (200)        (650)        (450)
   Payments of cash dividends                                                        (2,222)      (1,674)      (1,311)
                                                                                  ---------    ---------    ---------
                Net cash provided by financing activities                           131,543       36,883       40,375
                                                                                  ---------    ---------    ---------

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands)

--------------------------------------------------------------------------

                                               1996       1995       1994

NET INCREASE IN CASH AND CASH EQUIVALENTS   $ 43,367   $  5,303   $ 14,776

CASH AND CASH EQUIVALENTS:
   Beginning of period                        65,075     59,772     44,996
                                            --------   --------   --------

   End of period                            $108,442   $ 65,075   $ 59,772
                                            ========   ========   ========

SUPPLEMENTAL INFORMATION:
   Income taxes paid                        $  4,970   $  5,505   $  2,789
                                            ========   ========   ========

   Interest paid                            $ 16,561   $ 14,104   $ 11,393
                                            ========   ========   ========

NONCASH FINANCING ACTIVITIES:

   On January 22, 1996, the Board of Directors declared a three-for-two stock split of the Company's common stock to be distributed on February 14, 1996. This three-for-two stock split resulted in the distribution of one additional share for every two shares of common stock already issued. The par value of the common stock remained at $1 per share. In connection with this split, the outstanding common stock was increased by 2,631,000 shares.

   On January 25, 1995, the Board of Directors declared a three-for-two stock split of the Company's common stock to be distributed on February 10, 1995. This three-for-two stock split resulted in the distribution of one additional share for every two shares of common stock already issued. The par value of the common stock remained at $1 per share. In connection with this split, the outstanding common stock was increased by 1,740,000 shares.

   On December 31, 1993, the Company acquired all capital stock outstanding of Enterprise Bank - Houston for $15 million. The acquisition price was recorded as a payable to former shareholders at December 31, 1993.

   All share information in the consolidated financial statements has been adjusted for the effect of the stock splits.

NONCASH INVESTING ACTIVITIES:

   The Company acquired certain real estate through foreclosure of collateral on loans totaling approximately $972,000, $1,078,000 and $433,000 during the three years ended December 31, 1996, 1995 and 1994, respectively.

   During the years ended December 31, 1996, 1995 and 1994, the Company made loans to facilitate the sale of real estate in the amounts of approximately $198,000, $790,000 and $757,000, respectively.

   During 1996, the Company transferred a parcel of land valued at $671,000 to other real estate. The land was originally purchased for further expansion, but an alternative site was purchased and developed.

   During December 1995, the Company transferred securities classified as available-for-sale, with a cost basis of $53,507,000 and a fair value of $53,193,000, to held to maturity.

   The Company transferred securities classified as held to maturity, with a cost basis of approximately $75,789,000, to available for sale on January 1, 1994, in connection with the adoption of SFAS No. 115.

See notes to consolidated financial statements.                    (Concluded)

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

A.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

      NATURE OF OPERATIONS - Sterling Bancshares, Inc., ("Bancshares"), is a bank holding company headquartered in Houston, Texas that provides retail and commercial banking services through Sterling Bank (the "Bank"), its Texas-chartered bank subsidiary. The Bank provides a broad line of financial products and services to small to medium-sized businesses and consumers through its fourteen community banking offices in Harris County.

      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES - The accounting and reporting policies of Bancshares conform to generally accepted accounting principles and the prevailing practices within the banking industry. A summary of significant accounting policies follows:

      BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Bancshares and its wholly owned subsidiaries, Sterling Bancorporation, Inc. ("Bancorp") and the Bank, hereafter collectively referred to as the "Company." All material intercompany transactions have been eliminated in consolidation.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      INVESTMENT SECURITIES - Investment securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets as long-term investments until their estimated maturities. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law or statutory or regulatory requirements), securities may be sold or transferred to another portfolio.

      Investment securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported net of tax, as a separate component of shareholders' equity until realized. Securities within the available for sale portfolio may be used as part of the Company's asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors.

      Premiums and discounts are amortized and accreted to operations using the level-yield method of accounting, adjusted for prepayments as applicable. The specific identification method of accounting is used to compute gains or losses on the sales of these assets.

      EQUITY IN UNCONSOLIDATED SUBSIDIARY - In September 1996, the Bank acquired a 40% equity and 44% voting interest in Sterling Capital Mortgage Company, ("SCMC"), an originator and servicer of single family residential mortgage loans headquartered in Houston, Texas. The Bank accounts for its investment under the equity method of accounting. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the Bank's share of earnings or losses after the date of acquisition. Dividends received reduce the basis of the investment.

      LOANS HELD FOR SALE - Loans originated and intended for sale in the secondary market are carried at the lower of cost or market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. There were no net unrealized losses charged to income during the years ended December 31, 1996, 1995 and 1994.

      LOANS - Loans are stated at the principal amount outstanding, net of unearned discount. Unearned discount relates principally to consumer installment loans. The related interest income for installment loans is recognized principally by the "sum of the months' digits" method, which records interest in proportion to the declining outstanding balances of the loans. This method approximates the interest method. For other loans, such income is recognized using the simple interest method.

      Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS No. 114 applies only to impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that the allowance for credit losses related to impaired loans be determined based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to the adoption of SFAS No. 114, the Company's methodology for determining the adequacy of the allowance for credit losses did not incorporate the concept of the time value of money and the expected future interest cash flow.

      As permitted by SFAS No. 118, interest revenue received on impaired loans continues to be either applied against principal or realized as interest revenue, according to management's judgment as to the collectibility of principal.

      NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH LENDING ACTIVITIES - Loan origination and commitment fees are recognized at the time of funding and are considered adjustments to interest income. These fees aggregated approximately $478,000, $498,000 and $739,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Related direct costs are not separately allocated to loans but are charged to noninterest expense in the period incurred. The net effect of not recognizing such fees and related costs over the life of the related loan is not considered to be material to the financial statements.

      NONACCRUAL, PAST-DUE AND RESTRUCTURED LOANS - Included in this loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate below the current market rate or a deferral of interest or principal payments.

      When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued during the current year prior to the judgment of noncollectibility is charged to operations. Interest accrued during prior periods is charged to the allowance for credit losses. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as a recovery of lost interest.

      Restructured loans are those loans for which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

      ALLOWANCE FOR CREDIT LOSSES - The allowance for credit losses is a valuation allowance available for losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery.

      Throughout the year, management estimates the likely level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses.

      Management's judgment as to the level of losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amounts ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company's control.

      It should be understood that estimates of credit losses involve an exercise of judgment. While it is reasonably possible that in the near term the Company may sustain losses which are substantial relative to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb estimated losses that exist in the current loan portfolio.

      PREMISES AND EQUIPMENT - Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized straight-line over the periods of the leases or the estimated useful lives, whichever is shorter.

      AMORTIZATION OF GOODWILL - Goodwill is amortized using the straight-line method over a period of 10 to 25 years. Management periodically performs an evaluation of whether any impairment of goodwill has occurred; if any such impairment is identified, a writedown of the goodwill is recorded. There were no such writedowns recorded during 1996, 1995 or 1994.

      REAL ESTATE ACQUIRED BY FORECLOSURE - The Bank records real estate acquired by foreclosure at the lesser of the outstanding loan amount or fair value, less estimated costs to sell, at the time of foreclosure. Adjustments are made to reflect declines in value subsequent to acquisition, if any, below the recorded amounts. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Real estate and other property acquired in lieu of loan balances are included in the accompanying consolidated balance sheets. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expenses.

      FEDERAL INCOME TAXES - The Company files a consolidated federal income tax return. The Bank computes federal income taxes as if it filed a separate return and remits to, or is reimbursed by Bancshares based on the portion of taxes currently due or refundable.

      Deferred income taxes are accounted for by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in enacted tax laws or rates.

      Realization of net deferred tax assets is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

      STOCK OPTION PLAN - Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosure for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

      PROFIT SHARING PLAN - The Company has a profit sharing plan which covers all full-time employees who meet specific minimum eligibility requirements. Contributions are accrued and funded currently.

      STATEMENTS OF CASH FLOWS - For purposes of the statements of cash flows, cash and cash equivalents are defined as cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

      EARNINGS PER COMMON SHARE - Earnings per common share are calculated by dividing net income by the weighted average number of common shares and common stock equivalents. Stock options are regarded as common stock equivalents and are therefore considered in earnings per share calculations if dilutive. Common stock equivalents are computed using the treasury stock method.

      RECLASSIFICATIONS - Certain reclassifications have been made to prior years' amounts to conform them to current year presentation. All reclassifications have been applied consistently for the periods presented.

B.    ACQUISITIONS

      On March 4, 1994, the Company acquired Guardian Bancshares, Inc. ("Guardian") in exchange for 1,653,491 shares (adjusted for the 1995 and 1996 three-for-two stock split) of the Company's common stock for Guardian's outstanding common stock and approximately $2 million for Guardian's $1.85 cumulative preferred stock representing the aggregate liquidation preference of the preferred stock plus all accrued but unpaid dividends. This acquisition has been accounted for as a pooling of interests, and previously issued financial statements have been restated. There were no material adjustments to the net assets of Guardian as a result of adopting the same accounting practices as Sterling Bancshares, Inc., and its subsidiaries. The effect of the pooling of interests on previously reported operations is as follows (in thousands, except for per share amounts):

                                                                     DECEMBER 31, 1993
                                                      ----------------------------------------
                                                      ORIGINALLY
                                                       REPORTED       COMBINATION    RESTATED
Interest income                                         $20,522        $ 6,709        $27,231
Interest expense                                          5,490          1,811          7,301
                                                        -------        -------        -------

Net interest income                                      15,032          4,898         19,930

Provision for credit losses                                 788             68            856
                                                        -------        -------        -------

Net interest income after provision for credit losses    14,244          4,830         19,074

Noninterest income                                        3,315          1,109          4,424
Noninterest expense                                      11,443          4,218         15,661
                                                        -------        -------        -------

Net income before income taxes                            6,116          1,721          7,837

Provision for income taxes                                1,961            513          2,474
                                                        -------        -------        -------

Net income                                              $ 4,155        $ 1,208        $ 5,363
                                                        =======        =======        =======

Income per common share                                 $  1.00                       $  1.02
                                                        =======                       =======

Average common and common equivalent
   shares outstanding                                     4,152                         5,255
                                                        =======                       =======


C.    CASH AND DUE FROM BANKS

      The Bank is required by the Board of Governors of the Federal Reserve System (the "FBR") to maintain average reserve balances. "Cash and due from banks" in the consolidated balance sheets includes amounts so restricted of approximately $22,352,000 at December 31, 1996, and $14,774,000 at December 31, 1995.

D.    INVESTMENT SECURITIES

      The amortized cost and fair value of debt securities are as follows (in thousands):

                                                 DECEMBER 31, 1996
                               ------------------------------------------------------
                                            GROSS      GROSS
                               AMORTIZED  UNREALIZED  UNREALIZED  FAIR      CARRYING
                                 COST       GAINS      LOSSES     VALUE      VALUE
                               --------   --------   --------    --------   --------
AVAILABLE FOR SALE
Federal Home Loan Bank
   stock and other             $  4,170   $   --     $   --      $  4,170   $  4,170
                               --------   --------   --------    --------   --------
Total                          $  4,170   $   --     $   --      $  4,170   $  4,170
                               ========   ========   ========    ========   ========

HELD TO MATURITY
U.S. Treasury securities
   and obligations of U.S.
   government agencies         $ 66,621   $    156   $   (742)   $ 66,035   $ 66,621
Obligations of states and
   political subdivisions        22,227        221       (141)     22,307     22,227
Mortgage-backed securities
 and collateralized mortgage
 obligations                     59,225        516       (427)     59,314     59,225
Other debt securities                10       --           (1)          9         10
                               --------   --------   --------    --------   --------
Total                          $148,083   $    893   $ (1,311)   $147,665   $148,083
                               ========   ========   ========    ========   ========

                                                   DECEMBER 31, 1995
                               -------------------------------------------------------
                                            GROSS      GROSS
                               AMORTIZED  UNREALIZED  UNREALIZED   FAIR     CARRYING
                                 COST       GAINS      LOSSES      VALUE      VALUE
                               --------   --------   --------    --------   --------
AVAILABLE FOR SALE
Federal Home Loan Bank
   stock and other             $  3,931   $   --     $   --      $  3,931   $  3,931
                               --------   -------    -------     --------   --------
Total                          $  3,931   $   --     $   --      $  3,931   $  3,931
                               ========   =======    =======     ========   ========

HELD TO MATURITY
U.S. Treasury securities
   and obligations of U.S.
   government agencies         $ 72,064   $    451   $   (530)   $ 71,985   $ 72,064
Obligations of states and
   political subdivisions        22,732        316       (168)     22,880     22,732
Mortgage-backed securities
 and collateralized mortgage
 obligations                     68,760        581       (119)     69,222     68,760
Other debt securities                25       --           (1)         24         25
                               --------   --------   --------    --------   --------
Total                          $163,581   $  1,348   $   (818)   $164,111   $163,581
                               ========   ========   ========    ========   ========

      The amortized cost and fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All amounts are shown in thousands.

                                           HELD TO MATURITY     AVAILABLE FOR SALE
                                         -------------------   -------------------
                                         AMORTIZED    FAIR      AMORTIZED    FAIR
                                           COST       VALUE       COST       VALUE
Due in one year or less                  $ 14,051   $ 14,074   $   --     $   --
Due after one year through five years      80,642     80,075       --         --
Due after five years through ten years     40,091     39,889       --         --
Due after ten years                        13,299     13,628      4,170      4,170
                                         --------   --------   --------   --------
Total                                    $148,083   $147,665   $  4,170   $  4,170
                                         ========   ========   ========   ========



      In November 1995, the Financial Accounting Standards Board, ("FASB"), issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Implementation Guide"). Concurrent with the initial adoption of the Implementation Guide, but no later than December 31, 1995, the Company was permitted to reassess the appropriateness of the classifications of all securities held at that time. Under the Implementation Guide, reclassifications from the held to maturity category resulting from this one-time reassessment do not call into question the intent to hold other securities to maturity in the future. Upon adoption of the Implementation Guide, the Bank reclassified no securities from its held to maturity portfolio to its available for sale portfolio, but did reclassify $53,507,000 in securities from its available for sale portfolio to its held to maturity portfolio. The remaining net unrealized losses of $314,000 will be amortized and accreted over the remaining maturities of these securities, using the specific identification method in accordance with SFAS No. 115.

      There were no sales of held-to-maturity or available-for-sale investment securities during 1996, 1995 or 1994.

      Included in the held-to-maturity and available-for-sale investment securities at December 31, 1996 and 1995, are $40,054,000 and $47,271,000
      of mortgage-backed securities and $19,171,000 and $21,867,000 of collateralized mortgage obligations, respectively, having stated maturities after the year 1997. The expected maturities on these securities are between 1 and 18 years, based on estimated prepayments of the underlying mortgages.

      The Company does not own any investment securities of any one issuer of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 1996 or 1995.

      Investment securities with carrying values of $66,316,000 and $83,182,000 and fair values of $65,808,000 and $81,927,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and securities sold under repurchase agreements and for other purposes required or permitted by law.

E.    LOANS

      The loan portfolio consists of various types of loans made principally to borrowers located in Harris County, Texas, and is classified by major type as follows (in thousands):

                                           DECEMBER 31,
                                       ----------------------
                                          1996         1995

Commercial, financial and industrial   $ 178,145    $ 139,964
Real estate - commercial                 112,903      104,686
Real estate - mortgage                    49,136       44,059
Real estate - construction                40,486       31,497
Installment                               78,034       64,080
Foreign                                    1,353        3,108
Less unearned discount                    (3,359)      (2,617)
                                       ---------    ---------
Total                                  $ 456,698    $ 384,777
                                       =========    =========



      As discussed in Note A, the Company adopted SFAS No. 114 and 118 effective January 1, 1995. Adoption of these statements had no impact on the Company's financial statements including the level of the allowance for credit losses. Instead, it resulted merely in a reallocation of the existing allowance for credit loses.

      The recorded investment in impaired loans under SFAS No. 114 is approximately $12,738,000 and $12,496,000, at December 31, 1996 and 1995,
      respectively. Under SFAS No. 114, such impaired loans required an allowance for credit losses of approximately $2,083,000 and $2,427,000 for the same periods.

      The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995, was $13,346,000 and $10,226,000. The Company
      recognized interest income on these impaired loans of $1,112,000 in 1996 and $1,127,000 in 1995.

      Loan maturities and rate sensitivity of the loan portfolio are as follows (in thousands):

                                        DECEMBER 31,
                                   -------------------
            MATURITY                  1996       1995

Within one year                    $156,035   $133,425
After one through five years        278,208    232,738
After five years                     22,455     18,614
                                   --------   --------
Total                              $456,698   $384,777
                                   ========   ========
Loans at fixed interest rates      $253,910   $189,906
Loans at variable interest rates    202,788    194,871
                                   --------   --------
Total                              $456,698   $384,777
                                   ========   ========

      As of December 31, 1996 and 1995, loans outstanding to directors, officers and their affiliates were approximately $6,688,000 and $7,366,000, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

      An analysis of activity with respect to these related-party loans is as follows (in thousands):

                                              YEAR ENDED
                                              DECEMBER 31,
                                           ------------------
                                              1996       1995

Beginning balance                          $ 7,366    $ 6,719
New loans and reclassified related loans     7,913      9,078
Repayments                                  (8,591)    (8,431)
                                           -------    -------
Ending balance                             $ 6,688    $ 7,366
                                           =======    =======


F.    NONACCRUAL, PAST-DUE AND RESTRUCTURED LOANS

      The following table presents information relating to nonaccrual, past-due and restructured loans (in thousands):

                                                      DECEMBER 31,
                                                    ---------------
                                                      1996     1995

Nonaccrual loans                                    $2,438   $2,858
90 days or more past-due loans, not on nonaccrual      229      446
Restructured loans                                      45      103
                                                    ------   ------
TOTAL                                               $2,712   $3,407
                                                    ======   ======

      With respect to the above nonperforming loans, the following table presents interest income actually earned and additional interest income that would have been earned under the original terms of the loans (in thousands):

                           YEAR ENDED
                          DECEMBER 31,
                      ------------------
                      1996   1995   1994

Nonaccrual loans:
   Income earned      $  5   $ 15   $ 33
   Forgone income      125     69     52
Restructured loans:
   Income earned       --      12     16
   Forgone income       74     44     58

G.    ALLOWANCE FOR CREDIT LOSSES

      An analysis of activity in the allowance for credit losses is as follows (in thousands):

                                                  YEAR ENDED
                                                  DECEMBER 31,
                                        -----------------------------
                                           1996       1995       1994

Balance at beginning of period          $ 5,907    $ 5,810    $ 5,044
   Additions:
      Provision charged to operations     2,113        919        921
   Deductions:
      Loans charged off                   1,856      1,172        974
      Loan recoveries                      (414)      (350)      (819)
                                        -------    -------    -------
         Net charge-offs                  1,442        822        155
                                        -------    -------    -------
Balance at end of year                  $ 6,578    $ 5,907    $ 5,810
                                        =======    =======    =======



H.    PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows (in thousands):


                                                     DECEMBER 31,
                                                 --------------------
                                                     1996        1995

Land                                             $  4,599    $  2,633
Buildings and improvements                         18,861      15,309
Furniture, fixtures and equipment                  12,854       9,498
Less accumulated depreciation and amortization    (13,214)    (12,617)
                                                 --------    --------
Premises and equipment, net                      $ 23,100    $ 14,823
                                                 ========    ========



I.    DEPOSITS

      Included in certificates of deposit and other time deposits are certificates of deposit in amounts of $100,000 or more. The remaining maturities of these certificates are summarized as follows (in thousands):

                                 DECEMBER 31,
                              -----------------
                                1996      1995

Three months or less          $33,733   $21,708
Four through six months        11,581    11,453
Seven through twelve months    14,074    10,095
Thereafter                      9,145     8,759
                              -------   -------
Total                         $68,533   $52,015
                              =======   =======


      Interest expense for certificates of deposit in excess of $100,000 was approximately $2,959,000, $2,600,000, and $1,759,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

      The Bank has no brokered deposits and there are no major concentrations of deposits.

J.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                   1996          1995
                                               -----------   -----------

Average balance during the year                $ 7,068,000   $19,413,000
Average interest rate during the year                 4.31%         4.92%
Maximum month-end balance during the year      $12,687,000   $39,999,000
Average interest rate at the end of the year          4.22%         4.62%


K.    NOTES PAYABLE

      In connection with the acquisition of Enterprise Bank ("Enterprise") in 1993 and the merger with Guardian Bancshares, Inc. ("Guardian") in 1994, the Company entered into a loan agreement with a bank (the "lending bank") which committed $6,600,000 for the funding of the acquisition of Enterprise and $1,400,000 for the merger with Guardian. The loan is payable in quarterly installments of approximately $400,000 commencing on September 30, 1994, with the remaining principal balance of approximately $800,000 due on July 31, 1999. The Company may, at its discretion, prepay the loan at any time.

      Provided that an event of default has not occurred, the loan bears interest at the lesser of the maximum rate allowable by law or, at the discretion of the Company, the lending bank's prime rate or LIBOR plus 200 basis points. At December 31, 1996, the loan was in the LIBOR rate mode and the interest rate was 7.69%.

      Aggregate maturities of notes payable in each of the next three year are as follows: 1997 - $1,600,000; 1998 - $1,600,000; and 1999 - $800,000.
      There are no further maturities after 1999.

      The loan agreement requires, among other provisions, that the Company cause the Bank to (i) maintain a minimum return on average assets ("ROA") of 0.8%, (ii) maintain a ratio of Tier I capital to total assets of at least 5%, (iii) keep its ratio of classified assets to capital at 75% or less, (iv) maintain a minimum cash flow coverage of 1.25%, (v) not incur any additional debt without the prior approval of the lending bank, and
      (vi) pay dividends to the Company's shareholders not to exceed $0.15 per quarter. The Company was in compliance with the terms of the loan at December 31, 1996 and 1995.

L.    SENIOR DEBENTURES

      In February 1991, the Company issued and sold $2,850,000 in aggregate principal amount of interest-bearing debentures (the "debentures") in denominations of $50,000 bearing interest at rates ranging from 8.6% to 10.5%, depending on the maturity date. A portion of the proceeds of the sale of the debentures was used to repay the Company's outstanding indebtedness to a bank in the principal amount of $1,626,000. All remaining debentures matured during the year ended December 31, 1996.

M.    INCOME TAXES

      The components of the provision for federal income tax expense follow (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                    1996      1995       1994

Current                                         $  5,582     $ 4,329    $ 3,690
Deferred and decrease in valuation allowance        (833)       (182)      (490)
                                                --------     -------    -------
Total                                           $  4,749     $ 4,147    $ 3,200
                                                ========     =======    =======



      The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on operations as follows (in thousands):

                                            YEAR ENDED DECEMBER 31,
                                        -----------------------------
                                           1996       1995       1994

Taxes calculated at statutory rate      $ 5,391    $ 4,554    $ 3,519
Increase(decrease) resulting from:
    Tax-exempt interest income             (421)      (415)      (422)
    Goodwill amortization                   114        114        113
    Adjustment to valuation allowance      (261)      --         --
    Other, net                              (74)      (106)       (10)
                                        -------    -------    -------
Federal income tax expense              $ 4,749    $ 4,147    $ 3,200
                                        =======    =======    =======



      Deferred income taxes and benefits are provided for differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Significant deferred tax assets and liabilities at December 31, 1996 and 1995, were as follows (in thousands):

                                                                             DECEMBER 31,
                                                                         ------------------
                                                                            1996       1995
Deferred tax assets:
   Unrealized depreciation on available-for-sale investment securities   $    67    $   107
   Depreciable assets                                                        206       --
   Other real estate acquired by foreclosure                                 197        395
   Allowance for credit losses                                             1,817      1,231
   Net operating loss carryforward                                           271        301
   Deferred compensation bonus                                               182         78
   Other                                                                     187        122
                                                                         -------    -------
Total deferred tax assets                                                  2,927      2,234
Deferred tax liabilities:
   Earnings from unconsolidated subsidiary                                  (111)      --
   Depreciable assets and other                                              (84)       (34)
                                                                         -------    -------
Total deferred tax liabilities                                              (195)       (34)
Net deferred tax asset before valuation allowance                          2,732      2,200
Valuation allowance                                                          399        660
                                                                         -------    -------
Net deferred tax asset                                                   $ 2,333    $ 1,540
                                                                         =======    =======

N.    PROFIT SHARING PLAN

      The Company's profit sharing plan includes all full-time employees who meet specified length-of-service requirements. Contributions to the plan are made at the discretion of the Board of Directors but must equal a minimum of 10% of the Company's pretax income. Employee contributions are optional. Profit sharing contributions are accrued and funded currently. Total profit sharing expense for the years ended December 31, 1996, 1995 and 1994 were approximately $1,711,000, $1,443,000, and $1,147,000, respectively.

O.    SHAREHOLDERS' EQUITY

      On January 27, 1997, the Board of Directors declared a three-for-two stock split of the Company's common stock to be distributed on February 24, 1997, to shareholders of record on February 10, 1997. This three-for-two stock split resulted in the distribution of one additional share for every two shares of common stock already issued. The par value of the common stock will remain at $1 per share.

      On July 17, 1995, the Company's Board of Directors authorized the issuance of up to 150,000 shares of convertible preferred stock in each of three series designated as Series A, Series B, and Series C. The Series A shares were offered and sold pursuant to a Confidential Private Placement Memorandum in conjunction with the opening of the new Cypress office of Sterling Bank. The period for subscription of Series A shares terminated October 20, 1995, resulting in the issuance of 49,500 shares of preferred stock, which are convertible into a maximum of 139,219 shares of the Company's common stock, adjusted for the 1996 and 1997 three-for-two stock split. The conversion ratio is dependent upon the Cypress office meeting certain performance goals.

      In conjunction with the opening of the Upper Kirby office in August 1996, the Series B shares were offered to qualified investors and sold pursuant to a Confidential Private Placement Memorandum. The offering terminated October 1, 1996, resulting in the issuance of 38,880 shares of preferred stock, which are convertible into a maximum of 72,900 shares of the Company's common stock, adjusted for the February 24, 1997, three-for-two stock split. The conversion ratio is dependent the new Upper Kirby office meeting certain performance goals.

      In conjunction with the opening of the Fountainview office in December 1996, the Series C shares are being offered at this time to qualified investors pursuant to a Confidential Private Placement Memorandum. The offering of Series C shares will terminate on April 15, 1997. Assuming all of the Series C shares are sold, a maximum of 187,500 shares of common stock would be issuable upon conversion of such Series C shares. There are no assurances, however, that all of the Series C shares will be sold.

      On October 21, 1996, the Company's Board of Directors designated an additional series of convertible preferred stock, Series D, and authorized the issuance of up to 150,000 shares of Series D shares. In conjunction with the opening of the Cypress Station office in January 1997, the Series D shares are being offered at this time to qualified investors pursuant to a Confidential Private Placement Memorandum. The offering of Series D shares will terminate on May 5, 1997. Assuming all of the Series D shares are sold, a maximum of 187,500 shares of common stock would be issuable upon conversion of such Series D shares. There are no assurances, however, that all of the Series D shares will be sold.

      Options have been granted to key employees at stock prices determined by the Compensation Committee of the Board of Directors which approximate the fair market value of the common stock at the date of grant and generally vest ratably over a four-year period. Options granted under the plan must be exercised not later than ten years from the date of grant.

      A summary of changes in outstanding options, as restated for the 1996 stock split, is as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------
                                               1996                    1995                 1994
                                          -------------------------------------------------------------
                                                   WEIGHTED              WEIGHTED              WEIGHTED
                                                    AVERAGE               AVERAGE               AVERAGE
                                          SHARES    EXERCISE    SHARES    EXERCISE   SHARES    EXERCISE
                                           (000)    PRICE       (000)      PRICE      (000)      PRICE
                                          -------------------------------------------------------------
Shares under option, beginning of period   523      $  6.58      228       $ 3.99      339      $ 2.29
Changes during the period:
   Granted                                  98        13.93      365         8.09       --          --
   Canceled/expired                         32         8.27       47         7.41       18        5.33
   Exercised                                84         4.37       23         3.20       93        2.13
                                           ---      -------      ---       ------      ---      ------
Shares under option, end of period         505      $  8.26      523       $ 6.58      228      $ 3.99
                                           ===      =======      ===       ======      ===      ======

Shares exercisable, end of period          187                   173                   165
                                           ===                   ===                   ===

Shares reserved for future
    granting of options                    321                   419                   788
                                           ===                   ===                   ===

Weighted-average fair value of options
    granted during the year                         $13.93                 $ 8.09               $  0.00
                                                    ======                 ======               =======

Range of exercise prices of options
    granted during the year                $11.92-$16.00           $7.78 - $11.33             N/A



      During April 1994, the Company adopted the "1994 Stock Incentive Plan (the "Stock Plan"). The Stock Plan provides for a maximum of 788,000 shares of the Company's common stock to be issued with 732,000 shares reserved for options and 56,000 shares to be reserved for issuance as performance shares. No options or performance shares may be granted after April 2004. The options are to be issued at the fair market value at the date of grant, and, accordingly, such options are noncompensatory. Compensation expense will be recognized for performance shares issued. During 1996 and 1995, 300 and 3,750 performance shares were awarded under the Stock Plan, respectively.

      During October 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the "Purchase Plan"), which is a compensatory benefit plan, to replace the stock purchase plan implemented during 1990. All employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months are eligible to participate in the Purchase Plan. The Purchase Plan provides for an aggregate of 300,000 shares of the Company's common stock to be issued under the Plan with no more than 30,000 shares available during any annual offering. The purchase price for shares available under the Purchase Plan is equal to the fair market value on the date of the offering. During 1996 and 1995, 11,575 and 3,900 shares, respectively, were purchased and 4,152 and 6,491 shares, respectively, were subscribed for through payroll deduction for a maximum of two years. Shares are issued upon full payment.

      At December 31, 1996, the Company has one stock-based compensation plan, which is described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                     -----------------------------------------------------------
                                                1996                           1995
                                     As reported     Pro forma        As reported     Pro forma
                                     -----------------------------------------------------------
Net income                           $   10,654       $ 10,602        $   8,866      $   8,828
Primary earnings per share           $     0.87       $   0.87        $    0.74      $    0.73
Fully diluted earnings per share           0.86           0.86             0.73           0.73


      The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                          1996      1995
                        -------   -------
Expected life (years)      6.00     6.00
Interest rate              7.08%    7.08%
Volatility                22.69%   22.69%
Dividend yield             2.00%    2.00%


      No options were granted during the year ended December 31, 1994. Pro forma net income reflects only those options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1994 is not considered.

P.    INCOME PER COMMON SHARE

      Income per common share was computed based on following (in thousands, except per share data):

                                                        YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1996    1995      1994

Consolidated net income                               $10,654  $ 8,866   $ 7,151
                                                      =======  =======   =======

Average common shares outstanding                      11,894   11,766    11,682

Average common shares and common stock equivalents     12,251   12,031    11,877

Average common shares and common stock equivalents,
   assuming full dilution                              12,340   12,117    11,883

Primary earnings per share                             $ 0.87   $ 0.74   $  0.60
                                                       ======   ======   =======

Fully diluted earnings per share                       $ 0.86   $ 0.73   $  0.60
                                                       ======   ======   =======



      Common share equivalents include options granted to the Company's employees (see Note O) and have been adjusted for stock splits, including the split effected on February 24, 1997 (see Note O).

Q.    COMMITMENTS AND CONTINGENCIES

      LEASES - A summary as of December 31, 1996, of noncancelable future operating lease commitments follows (in thousands):


1997                                     $  768
1998                                        716
1999                                        698
2000                                        631
2001                                        644
Thereafter                                2,733
                                         ------
Total                                    $6,190
                                         ======


      It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property or equipment.

      Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $319,000, $266,000 and $432,000 for the years ended December 31, 1996,
      1995 and 1994, respectively. Rents received on noncancelable sublease agreements approximately $636,000, $657,000 and $623,000, respectively, for these years.

      LITIGATION - The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements.

R.    DIVIDEND RESTRICTIONS

      Dividends paid by the Bank and the Company are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $17,109,000 and $21,464,000 available for payment of dividends at December 31, 1996, by the Bank and the Company, respectively. Dividends paid by the Bank to Bancorp, and by Bancorp to Bancshares, for the years ended December 31, 1996, 1995 and 1994 were $4,200,000, $3,540,000, and $3,421,000, respectively. The
      Company paid cash dividends to its shareholders totaling $2,222,000, $1,674,000, and $1,311,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

S.    INTEREST RATE RISK

      The Bank is principally engaged in providing short-term commercial loans with interest rates that fluctuate with various market indices and long-term, fixed-rate real estate loans. These loans are primarily funded through short-term demand deposits and longer-term certificates of deposit with variable and fixed rates. The real estate mortgage loans are more sensitive to interest rate risk than the commercial loans because of their fixed rates and maturity characteristics.

T.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

      The Bank is a party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of these instruments. The Bank uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

      The following is a summary of the various financial instruments entered into by the Bank (in thousands):

                                                    DECEMBER 31,
                                                --------------------
                                                  1996        1995

Financial instruments whose
   contract amount represents credit risk:
   Commitments to extend credit                   $74,095   $60,890
   Standby letters of credit                        6,546     4,614


     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

      The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer.

      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk to the Bank in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

U.    REGULATORY MATTERS

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on the Company's and the Bank's financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amount and the Bank's classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators about the components, risk weightings, and other factors.

      To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 1996 and 1995, that the Company and the Bank met all capital adequacy requirements to which they are subject.

      As of December 31, 1996, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

      The following is a summary of the Company's and the Bank's capital ratios for the periods presented (in thousands):

                                                                                              TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                      FOR CAPITAL          PROMPT CORRECTIVE
                                                ACTUAL             ADEQUACY PURPOSES       ACTION PROVISIONS
                                           -----------------------------------------------------------------
                                           AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT      RATIO
CONSOLIDATED:
As of December 31, 1996:
Total Capital (to Risk Weighted Assets)    $64,278      11.44%    $44,936     8.0%          N/A       N/A
Tier I Capital (to Risk Weighted Assets)    57,700      10.27%     22,468     4.0%          N/A       N/A
Tier I Capital (to Average Assets)          57,700       8.03%     21,561     3.0%          N/A       N/A

As of December 31, 1995:
Total Capital (to Risk Weighted Assets)    $53,247      12.07%    $35,296     8.0%          N/A       N/A
Tier I Capital (to Risk Weighted Assets)    47,732      10.82%     17,648     4.0%          N/A       N/A
Tier I Capital (to Average Assets)          47,732       7.66%     18,690     3.0%          N/A       N/A

BANK ONLY:
As of December 31, 1996:
Total Capital (to Risk Weighted Assets)    $66,441      11.84%    $44,893     8.0%       $56,116     10.0%
Tier I Capital (to Risk Weighted Assets)    59,863      10.67%     22,442     4.0%        33,662      6.0%
Tier I Capital (to Average Assets)          59,863       8.57%     20,956     3.0%        34,926      5.0%

As of December 31, 1995:
Total Capital (to Risk Weighted Assets)    $58,157      13.20%    $35,247     8.0%       $44,058     10.0%
Tier I Capital (to Risk Weighted Assets)    52,651      11.95%     17,624     4.0%        26,436      6.0%
Tier I Capital (to Average Assets)          52,651       8.81%     17,931     3.0%        29,884      5.0%


V.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL STATEMENTS

      Fair values were estimated by management as of December 31, 1996 and 1995, and required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

      The following methods and assumptions were used to estimate the fair value of cash and of financial instruments for which it is practicable to estimate that value:

      CASH AND SHORT-TERM INVESTMENTS - For short-term investments, the carrying amount is a reasonable estimate of fair value.

      INVESTMENT SECURITIES - For securities held as investment, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

      LOANS HELD FOR SALE - For loans held for sale, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar loans.

      LOAN RECEIVABLES - For certain homogeneous categories of loans (such as some residential mortgages and other consumer loans), fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The carrying value of variable rate loans approximates fair value because these loans reprice frequently to current market rates. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      DEPOSIT LIABILITIES - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - The carrying amounts approximate fair value because these borrowings reprice at market rates generally within four days.

      LONG-TERM DEBT - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

      COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES WRITTEN - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                DECEMBER 31,              DECEMBER 31,
                                         --------------------------------------------------
                                                    1996                      1995
                                         -----------------------   ------------------------
                                         CARRYING     ESTIMATED      CARRYING    ESTIMATED
                                          AMOUNT      FAIR VALUE      AMOUNT     FAIR VALUE

Financial assets:
   Cash and cash equivalents             $ 108,442    $ 108,442    $  65,075    $  65,075
   Interest-bearing deposits in
      financial institutions                    22           22        1,135        1,135
   Available-for-sale investment
      securities                             4,170        4,170        3,931        3,931
   Held-to-maturity investment
      securities                           148,083      147,665      163,581      164,111
   Loans held for sale                      40,731       40,731        7,868        7,868
   Loans                                   456,698      457,990      384,777      385,266
   Less allowance for credit losses         (6,578)      (6,578)      (5,907)      (5,907)
                                         ---------    ---------    ---------    ---------
Total                                    $ 751,568    $ 752,442    $ 620,460    $ 621,479
                                         =========    =========    =========    =========

Financial liabilities:
   Deposits                              $ 717,413    $ 705,878    $ 574,724    $ 557,581
   Securities sold under agreements to
      repurchase                             3,751        3,751       12,083       12,083
   Notes payable and senior debentures       4,000        3,999        5,800        5,808
                                         ---------    ---------    ---------    ---------
Total                                    $ 725,164    $ 713,628    $ 592,607    $ 575,472
                                         =========    =========    =========    =========

Off-balance-sheet instruments:
   Commitments to extend credit                           ( - )                     ( - )
   Standby letters of credit                              ( - )                     ( - )

W.    PARENT-ONLY FINANCIAL STATEMENTS


STERLING BANCSHARES, INC.
(Parent Company Only)

BALANCE SHEETS,
DECEMBER 31, 1996 AND 1995
(In thousands)

-------------------------------------------------------------------------
                                                        DECEMBER 31,
                                                    ---------------------
ASSETS                                                  1996        1995
Cash                                                $  1,734    $    487
Accrued interest receivable and other assets             131         398
Goodwill, net                                            666         694
Investment in subsidiaries                            60,905      53,916
                                                    --------    --------
TOTAL                                               $ 63,436    $ 55,495
                                                    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Accrued interest payable and other liabilities   $     29    $      4
   Notes payable                                       4,000       5,600
   Senior debentures                                    --           200
                                                    --------    --------
                Total liabilities                      4,029       5,804
                                                    --------    --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock                                        88          49
   Common stock                                        7,965       7,859
   Capital surplus                                    16,059      14,985
   Retained earnings                                  35,426      27,005
   Unrealized loss on subsidiaries' investment
      securities transferred, net of taxes              (131)       (207)
                                                    --------    --------

                Total shareholders' equity            59,407      49,691
                                                    --------    --------
TOTAL                                               $ 63,436    $ 55,495
                                                    ========    ========

STERLING BANCSHARES, INC.
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands)

--------------------------------------------------------------------

                                            YEAR ENDED DECEMBER 31,
                                          --------------------------
                                           1996      1995      1994

REVENUES:
   Dividends received from subsidiaries   $ 4,200   $3,540   $3,421

   Interest income                              1        1        7
                                          -------   ------   ------
                Total revenues              4,201    3,541    3,428
                                          -------   ------   ------

EXPENSES:
   Interest expense:
      Notes payable                           384      525      486
      Senior debentures                         1       62      110
   Goodwill amortization                       28       27       27
   General and administrative                 271      225      244
                                          -------   ------   ------
                Total expenses                684      839      867
                                          -------   ------   ------
INCOME BEFORE EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES AND INCOME
   TAXES                                    3,517    2,702    2,561

EQUITY IN UNDISTRIBUTED EARNINGS
   OF SUBSIDIARIES                          6,913    5,893    4,303
                                          -------   ------   ------
INCOME BEFORE BENEFIT FOR INCOME TAXES     10,430    8,595    6,864

BENEFIT FOR INCOME TAXES                      224      271      287
                                          -------   ------   ------
NET INCOME                                $10,654   $8,866   $7,151
                                          =======   ======   ======

STERLING BANCSHARES, INC.
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands)

-------------------------------------------------------------------------------------------

                                                               YEAR ENDED DECEMBER 31,
                                                             ------------------------------

                                                             1996       1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 10,654    $ 8,866     $ 7,151
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization of goodwill                                    28         27          27
      Equity in undistributed earnings of subsidiary          (6,913)    (5,893)     (4,303)
      Change in operating assets:
         Accrued interest receivable and other assets            267       (337)         75
         Accrued interest payable and other liabilities           25        (48)       (735)
                                                             -------     ------     -------
                Net cash provided by operating activities      4,061      2,615       2,215
                                                             -------     ------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                   --         --         1,400
   Repayments of notes payable                                (1,600)    (1,600)       (800)
   Proceeds from issuance of common stock                        633        210         219
   Proceeds from issuance of preferred stock                     575        645        --
   Payments of cash dividends                                 (2,222)    (1,674)     (1,311)
   Repayment of senior debentures                               (200)      (650)       (450)
   Payments made to Enterprise Bank shareholders                --         --       (15,000)
   Payments made to Guardian Bancshares preferred
      shareholders                                              --         --        (2,031)
                                                             -------     ------     -------
                Net cash used in investing activities         (2,814)    (3,069)    (17,973)
                                                             -------     ------     -------
NET INCREASE (DECREASE) IN CASH                                1,247       (454)    (15,758)

CASH, BEGINNING OF PERIOD                                        487        941      16,699
                                                             --------    -------    -------
CASH, END OF PERIOD                                          $  1,734    $   487    $   941
                                                             ========    =======    =======



                                     ******

X.    SUBSEQUENT EVENT

      On March 18, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with First Houston Bancshares, Inc. ("First Houston"). The terms of the Agreement provide that each share of First Houston's $1.00 par value common stock will be canceled and converted into the right to receive a fractional share of the Company's common stock. It is estimated that approximately 1,720,000 shares of the Company's common stock will be issued to the shareholders of First Houston. The shares of First Houston's $40 preferred stock will be converted into common stock and are included in the share exchange amount referenced above. This Agreement is subject to approval by the shareholders of First Houston and applicable banking regulatory authorities. The merger is expected to be accounted for as a pooling of interests. Pro forma total assets and shareholders' equity on a combined basis are approximately $922.3 million and $67.0 million, respectively, at December 31, 1996. Pro forma combined operating data for 1996, as if the acquisition had been consummated on December 31, 1996, are as follows (in thousands except per share data):

                                                            1996
                                                          -------
Interest income                                           $62,171
Interest expense                                           19,807
                                                          -------
Net interest income                                        42,364

Provision for credit losses                                 2,343
                                                          -------

Net interest income after provision for credit losses      40,021

Noninterest income                                          8,598
Noninterest expense                                        32,354
                                                          -------
Income before income taxes                                 16,265

Provision for income taxes                                  5,112
                                                          -------
Net income                                                $11,153
                                                          =======

Net income per common share                               $  0.80
                                                          =======

Average common and common equivalent shares outstanding    13,971


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
------       -----------
2.1         Merger Agreement dated as of October 21, 1993, between Sterling Bancshares, Inc., and Guardian Bancshares,
            Inc. [Incorporated by reference to exhibit 2(a) of the Company's Registration Statement on Form S-4,
            effective February 10, 1994 (Registration No. 33-71660)]

2.2         Amendment No. 1 dated as of January 26, 1994, to the Merger Agreement dated as of October 21, 1993, between
            Sterling Bancshares, Inc., and Guardian Bancshares, Inc. [Incorporated by reference to exhibit 2(b) of the
            Company's Registration Statement on Form S-4, effective February 10, 1994 (Registration No. 33-71660)]

2.3         Stock Purchase Agreement dated as of September 10, 1993, among Sterling Bancshares, Inc., Sterling
            Bancorporation, Inc., Enterprise Bank--Houston, and the Shareholder Representatives of Enterprise Bank--
            Houston, Inc. [Incorporated by reference to exhibit 2(c) of the Company's Registration Statement on Form S-
            4, effective February 10, 1994 (Registration No. 33-71660)]

3.1         Articles of Incorporation of the Registrant and all amendments thereto [Incorporated by reference to
            Exhibits 4.1 to 4.6 of the Company's Report on Form 10-Q for the quarter ended June 30, 1996]

3.2         Restated By-Laws of the Registrant [Incorporated by reference to Exhibit 4.2 of the Company's Registration
            Statement on Form S-8, effective November 25, 1996 (File No. 333-16719)]

10.1*       1994 Incentive Stock Option Plan of the Registrant [Incorporated by reference to Exhibit 10.1 of the
            Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.2        1994 Employee Stock Purchase Plan of the Registrant [Incorporated by reference to Exhibit 10.2 of the
            Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.3*       1984 Incentive Stock Option Plan of the Registrant [Incorporated by reference to Exhibit 10.1 of the
            Company's Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476)]

10.4        Loan Agreement dated November 24, 1993, between Sterling Bancshares, Inc., Sterling Bancorporation, Inc.,
            and First Interstate Bank of Texas, N.A [Incorporated by reference to exhibit 10(j) of the Company's
            Registration Statement on Form S-4, effective February 10, 1994 (Registration No. 33-71660)]

10.5*       Settlement and Release Agreement dated October 2, 1995, between Sterling Bancshares, Inc., and C. Frank
            Kurtin [Incorporated by reference to Exhibit 10.5 of the Company's annual report on Form 10-K for the year ended December 31, 1995]

10.6*       Consulting Contract dated October 2, 1995, between Sterling Bancshares, Inc., and C. Frank Kurtin
            [Incorporated by reference to Exhibit 10.6 of the Company's annual report on Form 10-K for the year ended
            December 31, 1995]

10.7*       1995 Non-Employee Director Stock Compensation Plan [Incorporated by reference to Exhibit 5.1 of the
            Company's Registration Statement on Form S-8, effective November 25, 1996 (File No. 333-16719)]

21          Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 of the Company's Registration
            Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476)]

27          Financial Data Schedule [The required Financial Data Schedule has been included as Exhibit 27 of the
            Form 10-K filed electronically with the Securities and Exchange Commission]

*Management Compensation Agreement