Form 10-Q
period 1997-03-31
STERLING BANCSHARES INC
filed 1997-05-08
CIK 891098

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  _________

                                  FORM 10-Q
                                  _________


   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 1997

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number:  0-20750


                           STERLING BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


        Texas                                                74-2175590
-------------------------                              ------------------------
(State of Incorporation)                               (IRS Employer ID Number)

                       15000 Northwest Freeway, Suite 200
                             Houston, Texas  77040
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

                             Yes  X        No
                                ----         ----

The number of shares outstanding of each class of the registrant's capital stock as of March 31, 1997:


          Class of Stock                                     Shares Outstanding
------------------------------------                         ------------------
   Common Stock, Par Value $1.00                                 12,004,400

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

The March 31, 1997 and 1996 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

                 Consolidated Balance Sheets at March 31, 1997 and 1996 and at December 31,
                 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

                 Consolidated Statements of Earnings for the Three Months and Year-to-Date
                 Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .    4

                 Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

                 Notes to Interim Consolidated Financial Statements for the Period Ended March 31,
                 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Significant Developments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

                 Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

                 Capital Resources and Liquidity  . . . . . . . . . . . . . . . . . . . . . . . . .   10

                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11


PART II. - OTHER INFORMATION

Item 2. - Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 4. - Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .   14

Item 6. - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             March 31,            December 31,
                                                                          1997       1996       1996       1995
                                                                        ------------------------------------------
                                                                                      (In thousands)
ASSETS
Cash and due from banks                                                  $55,636    $46,684    $78,442    $60,075
Federal funds sold                                                        30,000     10,000     30,000      5,000
Interest bearing deposits in financial institutions                       25,427      9,192         22      1,135
Investment securities:
     Available-for-sale                                                    4,231      3,994      4,170      3,931
     Held-to-maturity                                                    168,573    155,989    148,083    163,581
                                                                        ------------------------------------------
         Total investment securities                                     172,804    159,983    152,253    167,512
Investment in unconsolidated subsidiary                                    2,266          -      2,316          -
Loans:
     Loans held for sale                                                  29,795      9,680     40,731      7,868
     Loans held for investment                                           481,632    404,109    456,698    384,777
                                                                        ------------------------------------------
         Total loans                                                     511,427    413,789    497,429    392,645
         Allowance for credit losses                                      (7,001)    (6,256)    (6,578)    (5,907)
                                                                        ------------------------------------------
         Total loans, net                                                504,426    407,533    490,851    386,738
Real estate acquired by foreclosure and certain other
   real estate                                                             1,667      1,833      2,035      1,716
Premises and equipment, net                                               25,023     17,417     23,100     14,823
Goodwill                                                                   1,758      2,085      1,839      2,166
Accrued interest receivable and other assets                               9,187      6,820      9,215      8,184
                                                                        ------------------------------------------
         Total assets                                                   $828,194   $661,547   $790,073   $647,349
                                                                        ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
     Noninterest bearing                                                $241,881   $184,875   $245,571   $190,333
     Interest bearing                                                    325,704    253,548    301,244    237,778
     Certificates of deposit and other time deposits                     182,839    152,854    170,598    146,613
                                                                        ------------------------------------------
         Total deposits                                                  750,424    591,277    717,413    574,724
Federal funds purchased and securities sold
   under agreements to repurchase                                          7,822      9,494      3,751     12,083
Accrued interest payable and other liabilities                             4,864      3,884      5,502      5,051
Notes payable                                                              3,600      5,200      4,000      5,600
Senior debentures                                                              -          -          -        200
                                                                        ------------------------------------------
         Total liabilities                                               766,710    609,855    730,666    597,658

Shareholders' equity:
Preferred stock, $1 par value, 1 million shares auth.                         88         49         88         49
Common stock, $1 par value, 20 million shares auth.                       12,004     11,856     11,949     11,790
Capital surplus                                                           16,243     15,087     16,058     14,985
Retained earnings                                                         33,269     24,889     31,443     23,074
Net unrealized gain (loss) on held-to-maturity
   securities transferred from available-for-sale                           (120)      (189)      (131)      (207)
                                                                        ------------------------------------------
         Total shareholders' equity                                       61,484     51,692     59,407     49,691
                                                                        ------------------------------------------
         Total liabilities and shareholders' equity                     $828,194   $661,547   $790,073   $647,349
                                                                        ==========================================


            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                                  Three Months
                                                                                 Ended March 31,
                                                                                1997        1996
                                                                              --------------------
                                                                                 (In thousands)

Interest income:
 Loans, including fees                                                        $11,973      $9,820
 Federal funds sold                                                               289         104
 Deposits in financial institutions                                               126          20
 Investment securities:
  Taxable                                                                       2,334       2,209
  Tax-exempt                                                                      283         282
                                                                              --------------------
   Total interest income                                                       15,005      12,435

Interest expense:
 Demand and savings deposits                                                    2,383       1,868
 Certificates and other time deposits                                           2,116       1,841
 Federal funds purchased and repurchase agreements                                 61         129
 Debentures and notes payable                                                      93         130
                                                                              --------------------
   Total interest expense                                                       4,653       3,968

   NET INTEREST INCOME                                                         10,352       8,467

      Provision for credit losses                                                 612         513
                                                                              --------------------
   NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                        9,740       7,954

Noninterest income:
 Customer service fees                                                          1,332       1,309
 Other                                                                            627         616
                                                                              --------------------
   Total noninterest income                                                     1,959       1,925

Noninterest expenses:
 Salaries and employee benefits                                                 4,710       3,956
 Net occupancy expense                                                            690         539
 Losses and carrying costs of real estate acquired by foreclosure                   2          46
 Losses (gains) on sale of premises and equipment                                 151          (5)
 Equipment expense                                                                472         321
 Legal and professional fees                                                      100         103
 Technology                                                                       419         248
 Telephone                                                                        164         146
 Supplies                                                                         133         116
 Other                                                                          1,120         853
                                                                              --------------------
   Total noninterest expenses                                                   7,961       6,323

   EARNINGS BEFORE INCOME TAXES                                                 3,738       3,556
      Provision for income taxes                                                1,233       1,153
                                                                              --------------------
   NET EARNINGS                                                                $2,505      $2,403
                                                                              ====================

            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                 1997        1996
                                                                                              ---------------------
                                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                                $  2,505     $ 2,403
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Amortization and accretion of premiums and discounts on investment securities, net            20          56
      Provision for credit losses                                                                  612         513
      (Gain) loss on sale of premises and equipment                                                118          (5)
      Loss on sale of real estate acquired by foreclosure and repossessed assets                     2           4
      Depreciation and amortization                                                                742         595
      Mortgage loans originated for sale                                                       (87,888)         -
      Proceeds from sale of mortgage loans originated for sale                                  98,824          -
      (Decrease) increase in accrued interest receivable and other assets                          (16)      1,354
      Decrease in accrued interest payable and other liabilities                                  (638)     (1,166)
                                                                                              ---------------------
          Total adjustments                                                                     11,776       1,351
                                                                                              ---------------------
          Net cash provided by operating activities                                             14,281       3,754

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity and paydowns of held-to-maturity investment securities                  5,166       7,563
  Purchase of held-to-maturity investment securities                                           (25,660)         -
  Purchase of available-for-sale investment securities                                             (61)        (63)
  Redemption of preferred stock of unconsolidated subsidiary                                        50          -
  Net increase in loans                                                                        (25,123)    (21,665)
  Proceeds from sale of real estate acquired by foreclosure                                        405         247
  Capital additions to real estate acquired by foreclosure                                          -          (11)
  Net increase in interest-bearing deposits in financial institutions                          (25,405)     (8,057)
  Proceeds from sale of premises and equipment                                                     195          12
  Purchase of premises and equipment                                                            (2,897)     (3,115)
                                                                                              ---------------------
          Net cash used in investing activities                                                (73,330)    (25,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                              33,011      16,553
  Net increase (decrease) in repurchase agreements/funds purchased                               4,071      (2,589)
  Repayments of notes payable                                                                     (400)       (400)
  Proceeds from issuance of common stock                                                           223         134
  Dividends paid                                                                                  (662)       (554)
  Repayment of senior debentures                                                                    -         (200)
                                                                                              ---------------------
          Net cash provided by financing activities                                             36,243      12,944

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (22,806)     (8,391)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                         $108,442    $ 65,075
                                                                                              ---------------------
  End of period                                                                               $ 85,636    $ 56,684
                                                                                              =====================

            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

(1)  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc. (the "Company"), for the year ended December 31, 1996.

(2)  Income Per Common Share

Income per common share was computed based on the following (in thousands, except per share amounts):

                                                March 31,      March 31,
                                                  1997           1996
                                                --------       --------
Common shares                                     12,004         11,824
Common share equivalents                             478            392
                                                --------       --------
                                                  12,482         12,216
                                                ========       ========

Net earnings                                    $  2,505       $  2,403
Earnings per share                              $   0.20       $   0.20

         Note: Common shares, common share equivalents, and earnings per share for 1996 have been adjusted to reflect a three-for-two stock split effective February 24, 1997. See discussion item (3) below for additional information regarding the stock split.

(3)  Capital Stock

Common Stock

On January 27, 1997, the Company's directors declared a three-for-two stock split to shareholders of record February 10, 1997, with shares distributed February 24, 1997. Concurrently, the Company paid first quarter cash dividends of $0.055 per share. The second quarter dividend, also $0.055 per share, was declared April 22, 1997, to be paid on May 12, 1997, to shareholders of record on May 1, 1997.

As of March 31, 1997, an additional 766,258 shares of common stock were issuable (without regard to vesting restrictions) upon exercise of the Company's outstanding employee stock options under the 1994 Stock Incentive Plan and the 1984 Stock Option Plan, and pursuant to outstanding subscriptions under the Company's 1994 Employee Stock Purchase Plan.

The Company's Non-Employee Director Compensation Plan provides that payment of outside directors will be effected by issuance of shares of the Company's stock in lieu of cash fees. Accordingly, in April 1997 the Company issued 20,582 shares as payment in full of outside director fees for director and committee service during the period April 1997 through March 1998, inclusive. The Company expects to continue to pay stock compensation to outside directors during future periods.

Preferred Stock

The Company's Board of Directors has designated four series of Convertible Preferred Stock. Each of the four series has been or will be issued in conjunction with the opening of bank offices (see "Significant Developments" on page 7 of this Form 10-Q). The conversion ratio of the Convertible Preferred Stock to Common Stock will depend upon the performance of the new office in reaching certain defined deposit goals. In conjunction with the opening of the Fountainview and Cypress Station offices, the Series C and D shares were offered and sold to qualified investors pursuant to Confidential Private Placement Memoranda. The offerings terminated on April 15, 1997, and May 5, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENTS

Expansion

During 1996, the Company opened two new community banking offices, the first during August in the Upper Kirby district of central Houston, and the second during December in the Galleria area of Houston. The company opened its fourteenth banking office in the Cypress Station area, north of the city, in January 1997.

On March 18, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire First Houston Bancshares, Inc. ("First Houston") and its subsidiary, Houston National Bank, in a stock-for-stock merger. At March 31, 1997, First Houston had total assets of approximately $130 million and total deposits of approximately $120 million. The Merger Agreement, which is subject to approval of First Houston's shareholders and various banking regulatory authorities, provides that the Company will issue approximately 1.72 million shares of the Company's common stock to the shareholders of First Houston in exchange for all of the issued and outstanding shares of stock of First Houston. The final purchase price is subject to certain closing adjustments. The transaction is expected to be accounted for as a pooling of interests.

FINANCIAL CONDITION

Investments in Subsidiaries

Sterling Bank, which currently operates 14 community banking offices in the greater Houston area, is the Company's only banking subsidiary.

Total Assets

The total consolidated assets of the Company as of March 31, 1997, were $828.2 million, as compared to $661.5 million on the same date in 1996, an increase of $166.7 million or 25.2%.

Federal Funds Sold and Federal Funds Purchased

The Bank had federal funds sold of $30.0 million at March 31, 1997, as compared to $10.0 million on the same date in 1996. The increase of $20.0 million is primarily as a result of the increase in deposits realized over this time period.

Loans Held for Sale

As of March 31, 1997, loans held for sale were $29.8 million; as compared to $9.7 million in 1996, an increase of $20.1 million. Loans held for sale included student loans and temporary residential mortgage loans.

The increase is attributed to a new mortgage purchase program initiated in June 1996 with Sterling Capital Mortgage Company, an unconsolidated subsidiary of the Bank.

Loans Held For Investment

As of March 31, 1997, loans held for investment were $481.6 million, as compared to $404.1 million on the same date in 1996, an increase of $77.5 million or 19.2% due primarily to continued strong loan demand. When compared to $456.7 million on December 31, 1996, the March 31, 1997 loan balance represents a year-to-date $24.9 million increase in internal loan production, net of payoffs, or an annualized percentage increase of 22.1%. At March 31, 1997, loans as a percentage of assets and deposits were 58.2% and 64.2%, respectively.

The following table summarizes the Bank's loan portfolio by type of loan as of March 31, 1997 (in thousands):

                                                 March 31, 1997      Percent
                                                    Balance          of Total
                                                ---------------     ---------
Commercial, financial and industrial            $      195,328        40.56%
Real estate - commercial                               118,357        24.57%
Real estate - residential mortgage                      49,958        10.37%
Real estate - construction                              43,719         9.08%
Installment and other                                   76,921        15.97%
   Less unearned discount                               (2,651)       (0.55)%
                                                ---------------     ---------
       Total loans                              $      481,632       100.00%
                                                ===============     =========

Investment Securities

The Bank's investment portfolio as of March 31, 1997, totaled $172.8 million, as compared to $160.0 million on the same date in 1996. The increase of $12.8 million or 8.0% is a result of the Bank's reinvestment of excess liquidity in U.S. Agency and mortgage-backed securities. The Bank has designated its total securities portfolio into (a) Held-to-maturity ("HTM") and (b) Available-for-sale ("AFS"). As of March 31, 1997, the HTM portfolio totaled $168.6 million and included substantially all of the investment securities maintained by the Bank for investment purposes. The AFS portfolio totaled $4.2 million and consisted of the Bank's portfolio of investment assets which were held for reasons other than solely for investment, such as the Bank's stock in the regional Federal Home Loan Bank (the "FHLB"). Due to the nature of the securities classified as AFS, there was no net unrealized gain or loss in the AFS portfolio as of March 31, 1997. The Bank tracks but does not record market changes on its HTM portfolio. At March 31, 1997, the market value of the HTM portfolio was $166.9 million.

The Company analyzes its interest rate risk position by use of a simulation model. As of March 31, 1997, the simulation model indicates that, in the event of a 200 basis point increase in underlying market interest rates, the Company's net interest income would increase 6.47%. Correspondingly, in the event of a 200 basis point decrease in market interest rates, the Company's net interest income would decrease by 7.99%. The results of this "rate stress test," which assumes a parallel shift in the yield curve, indicate that the present mix of earning assets and interest bearing liabilities should provide reasonable protection from changes in interest rates. The simulation model also provides a detailed GAP analysis, which the Company uses as a secondary source in analyzing its Asset/Liability mix. The GAP measurement of Rate Sensitive Assets (RSA) to Rate Sensitive Liabilities (RSL) indicates a positive GAP of 1.05 through the first year and a positive 1.07 through three years cumulative.

Allowance for Credit Losses

Following is a summary of the changes in the allowance for credit losses for the three months ended March 31, 1997, and the relationship of the allowance to total loans at March 31, 1997, and December 31,1996 (in thousands):

Allowance for credit losses, December 31, 1996                     $   6,578
Chargeoffs                                                              (250)
Recoveries                                                                61
Provision for credit losses                                              612
                                                                   ----------
Allowance for credit losses, March 31, 1997                        $   7,001
                                                                   ==========

                                                     March 31,     December 31,
                                                       1997           1996
                                                   -----------     ------------
Loans held for investment outstanding at
 period-end                                        $   481,632     $   456,698
Allowance for credit losses                        $     7,001     $     6,578
Allowance as a percent of period-end loans                1.45%           1.44%

In order to determine the adequacy of the allowance for credit losses, management considers the risk classification and delinquency status of loans and other factors. Management also establishes specific allowances for credits which management believes require allowances greater than those allocated according to their risk classification. An unallocated allowance is also established based on the Bank's historical charge-off experience over the last ten years. The Bank may reduce the provision for credit losses where appropriate. The Bank will continue to monitor the adequacy of the allowance for credit losses to determine the appropriate accrual for the Bank's bad debt expense.

Risk Elements

Non-performing, past due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Eleven properties make up the $1.7 million of other real estate owned ("ORE") at March 31, 1997, the largest of which is carried at $647,000 and consists of one commercial property in north Houston. This property is included in ORE although it was not acquired by foreclosure, but is a tract of unimproved land previously acquired by the Bank for future expansion. No loss is anticipated. The Bank carries all properties at the lower of the book value of the loan at foreclosure or the current fair market value, less estimated closing costs.

The Bank defines potential problem loans as those loans not classified as non-performing, but where information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as substandard, doubtful, or loss, excluding all non-performing loans. As of March 31, 1997, the Bank has no material foreign outstandings or loan concentrations. The Bank, however, continues to monitor the potential risk of foreign borrowers and concentrations of credit.

The following schedule summarizes consolidated non-performing loans, non-performing assets and potential problem loans at year-end 1996 and at March 31, 1997.

                                                       March 31,    December 31,
                                                         1997          1996
                                                      ----------    ------------
                                                            (In thousands)
Nonaccrual loans                                      $    1,933    $     2,438
Restructured loans                                            44             45
Accruing loans past due 90 days or more                      487            229
                                                      ----------    ------------
  Total nonperforming loans                                2,464          2,712
ORE and other foreclosed assets                            2,115          2,377
                                                      ----------    ------------
  Total nonperforming assets                          $    4,579    $     5,089
                                                      ==========    ============

Total nonperforming loans as a % of gross loans             0.51%          0.59%
Total nonperforming assets as a % of total assets           0.55%          0.64%

Potential problem loans                               $   17,323    $    12,738
                                                      ==========    ============


Premises and Equipment

The Bank's premises and equipment, net of depreciation, as of March 31, 1997, were $25.0 million, as compared to $17.4 million on the same date in 1996, an increase of $7.6 million or 43.7%. This increase is due primarily to the opening of three banking offices since August of 1996. The Bank also completed the relocation of the Champions office in March 1997, and has purchased a parcel of land for the relocation of the Highway 6 office upon expiration of its current lease. In addition, the Bank has continued to upgrade its technology and telecommunications equipment to keep pace with the Bank's volume growth and to position itself for future growth. Additional purchases are expected during 1997, including the planned replacement of the Bank's core processing system and installation of new teller technology.

Deposits

Total deposits as of March 31, 1997, were $750.4 million, as compared to $591.3 million on the same date in 1996, an increase of $159.1 million or 26.9%, resulting from growth in same location deposits, combined with the additional deposits of the new banking offices. When compared to total deposits of $717.4 million on December 31, 1996, the amount at March 31, 1997, represents a year-to-date increase of $33.0 million, as the strong deposit growth experienced in 1996 continued through the first quarter of 1997.

Non-interest bearing demand deposits at March 31, 1997, were $241.9 million, as compared to $184.9 million at March 31, 1996, an increase of $57.0 million or 30.8%. When compared to non-interest bearing demand deposits of $245.6 million on December 31, 1996, the March 31, 1997, amount represents a year-to-date decrease of $3.7 million. The percentage of non-interest bearing deposits to total deposits as of March 31, 1997, was 32.2%.

Notes Payable

The note accrues interest at a LIBOR-based rate of 7.6875%. Since September 30, 1994, the Company has paid regular quarterly principal payments in the amount of $400,000 (5% of the original principal balance), which will continue through June 30, 1999. As of March 31, 1997, the Company had made eleven regularly scheduled principal payments totaling $4.4 million, and the balance remaining on the note was $3.6 million.


CAPITAL RESOURCES AND LIQUIDITY

Shareholders' Equity

The following table displays the changes in shareholders' equity from December 31, 1996, to March 31,1997: (in thousands)

       Equity, December 31, 1996                                      $ 59,407
       Net earnings                                                      2,505
       Sale of common stock                                                223
       Cash dividends paid                                                (662)
       Net change in net unrealized loss on HTM securities
        transferred from AFS                                                11
                                                                      ---------
       Equity, March 31, 1997                                         $ 61,484
                                                                      =========


The Company's risk based capital ratios remain above the levels designated as "Well Capitalized" on March 31, 1997, with Tier-1 Capital, Total Risk-Based Capital, and Leverage Capital Ratios of 9.97%, 11.37%, and 7.39%, respectively.

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

RESULTS OF OPERATIONS

Net Income

Net income for the three month period ended March 31, 1997, was $2.5 million as compared to $2.4 million for the same period in 1996, an increase of $100,000 or 4.2%. For the three months ended March 31, 1997, net income was impacted by a $130,000 loss recognized on the sale of a motor bank facility and approximately $690,000 in additional expenses incurred as a result of the opening of the three new banking offices since August 1996.

Net Interest Income

Net interest income for the three month period ended March 31, 1997, was $10.4 million, as compared to $8.5 million for the same period in 1996, an increase of $1.9 million or 22.4%. The growth in net interest income is attributable primarily to increases in average earning assets, enhanced by the maintenance of a strong net interest margin. Average earning assets for March 31, 1997, were $697.6 million, up $119.4 million, or 20.7% from $578.2 million for the same period in 1996. The yield on average earning assets for the three month period ended March 31, 1997, was 8.72%, as compared to 8.63% for the same period in 1996, an increase of 9 basis points. This increase is due primarily to an increase in the yield on investment securities as the Bank reinvested $25.7 million of excess liquidity in higher yielding U.S. Agency and mortgage-backed securities. In addition, the Bank maintained a strong yield on loans, while increasing the average balance by $92 million. At March 31, 1997, total loans represented 71.2% of total interest earning assets, compared to 70.0% for the same period in 1996. The cost of interest bearing liabilities fell 5 basis points from 3.76% to 3.81% for the same period. The Company's 6.11% net interest margin for the first three months of 1997 represents a increase of 13 basis points from the 5.98% net interest margin registered during the same period in 1996.

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

The following schedule gives a comparative analysis of the Company's daily average interest-earning accounts and interest-bearing accounts for the three-month periods ended March 31, 1997 and 1996:

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED AVERAGE BALANCE SHEET SCHEDULE
                  NET INTEREST INCOME AND NET INTEREST MARGIN
                                  (UNAUDITED)


                                                                         Three Months Ended March 31,
                                                                           (Dollars in thousands)
                                                                       1997                            1996

                                                         Average               Average     Average             Average
                                                         Balance   Interest  Yield/Rate    Balance  Interest  Yield/Rate
                                                        --------------------------------  ------------------------------
Interest Earning Assets:
Interest bearing deposits in financial institutions     $  10,448  $    126      4.89%    $  1,785  $    20       4.49%
Federal funds sold                                         21,722       289      5.40%       7,445      104       5.60%
Investment securities (taxable)                           146,709     2,334      6.45%     141,891    2,209       6.24%
Investment securities (tax-exempt)                         22,105       283      5.19%      22,450      282       5.04%
Loans, net of unearned discount (taxable)                 495,739    11,956      9.78%     404,637    9,820       9.73%
Loans, net of unearned discount (tax-exempt)                  919        17      7.50%          -        -        0.00%
                                                        --------------------------------  ------------------------------
  Total Interest Earning Assets                           697,642    15,005      8.72%     578,208   12,435       8.63%

Noninterest Earning Assets:
Cash and due from banks                                    64,890                           49,946
Premises and equipment, net                                24,092                           16,446
Other assets                                               15,323                           10,436
Allowance for credit losses                                (6,712)                          (5,986)
                                                        ---------                         --------
  Total Noninterest Earning Assets                         97,593                           70,842

  Total Assets                                          $ 795,235                         $649,050
                                                        =========                         ========

Interest Bearing Liabilities:
Demand and savings deposits                             $ 318,450     2,383      3.03%    $252,806    1,868       2.96%
Certificates and other time deposits                      173,351     2,116      4.95%     148,854    1,841       4.96%
Other borrowings                                            5,614        61      4.41%      10,811      129       4.79%
Debentures and notes payable                                3,867        93      9.75%       5,532      130       9.43%
                                                        --------------------------------  ------------------------------
  Total Interest Bearing Liabilities                      501,282     4,653      3.76%     418,003    3,968       3.81%

Noninterest Bearing Liabilities:
Demand deposits                                           228,081                          176,967
Other liabilities                                           4,734                            3,075
Shareholders' equity                                       61,138                           51,005
  Total Noninterest Bearing Liabilities                   293,953                          231,047
                                                        ---------                         --------
  Total Liabilities and Shareholders' Equity            $ 795,235                         $649,050
                                                        =========                         ========

Net Interest Income & Margin                                         10,352      6.02%                8,467       5.87%
                                                                   ===================              ===================

Net Interest Income & Margin (tax equivalent)                      $ 10,508      6.11%              $ 8,619       5.98%
                                                                   ===================              ===================

Provision for Credit Losses

The provision for credit losses for the first three months of 1997 was $612,000, as compared to $513,000 for the same period in 1996, an increase of $99,000 or 19.3%. After net charge-offs of $189,000 and provisions for the first three months of 1997, the Bank's allowance for credit losses increased by $423,000 from $6,578,000 on December 31, 1996, to $7,001,000 on March 31, 1997. Please
refer to the earlier discussion of Allowances for Credit Losses and Non-performing Loans for additional insight to management's approach and methodology in estimating the allowance for credit losses.

Non-interest Income

Total non-interest income increased slightly for the three month period ended March 31, 1997, to $1.96 million, as compared to $1.93 million for the same period in 1996, an increase of $30,000 or 1.6%.

Non-interest Expense

Non-interest expenses increased $1.64 million, or 25.9%, to $7.96 million for the first three months of 1997 as compared to $6.32 million for the same period in 1996. The increase is due to the additional expenses incurred by the startup of three new banking offices in the last year, and additional expenditures on technology and marketing. The following schedule summarizes the expenses included in non-interest expense associated with these new initiatives (in thousands):

                                                            March 31, 1997
                                                               Expense
                                                            --------------
New initiatives:
  Three new banking offices                                 $          690
  Technology                                                           197
  Marketing                                                             64
                                                            --------------
       Total expenses for new initiatives                   $          951
                                                            ==============

Salaries and employee benefits for the three month period ended March 31, 1997, were $ 4.7 million, as compared to $ 4.0 million for the same period in 1996, an increase of $700,000 or 17.5%. The increase is due to an increase in the number of employees, caused primarily by additional staffing of the central operations areas as well as the new Upper Kirby, Fountainview, and Cypress Station offices. At March 31, 1997, the Company employed 392 full time equivalent employees, as compared to 326 at March 31, 1996. The remaining increase in personnel costs may be attributed to normal merit and cost-of-living pay increases, which averaged less than 3%. The Company's ratio of total assets per full-time equivalent employee as of March 31, 1997, increased to $2,113,000 from $2,029,000 on the same date in 1996.

Net occupancy expense and equipment expense for the quarter ended March 31, 1997 both increased by $151,000 over the prior period amounts. These increases are attributed to the opening of the three new offices and the renovation of the Mangum office. In conjunction with this renovation, the office sold its former remote motor facility, which resulted in a loss of $130,000. Going forward, this loss will be offset by the efficiencies resulting from combining a new motor bank facility with the existing lobby facility.

Technology expense for the three month period ended March 31, 1997, was $419,000, as compared to $248,000 for the same period in 1996, an increase of $171,000 or 69.0%. The increase is due to the installation of the Bank's local and wide-area network during the third quarter of 1996. The Bank expects ongoing increases in its technology expenses for the remainder of the year as it continues to implement its long-term technology strategy. All other non-interest expenses were $1.5 million for the three month period ended March 31, 1997, as compared to $1.2 million for the same period in 1996, an increase of $300,000, or 25.0%. Legal and professional fees, supplies, and telephone expenses increased a combined $33,000. The remaining $267,000 pertained to other non-interest expenses, such as franchise taxes, Federal Reserve Bank check processing charges, and implementation of a new marketing initiative.

PART II.         OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

At the regularly scheduled annual meeting of shareholders held on April 21, 1997, an amendment to the Company's articles of incorporation was approved by the requisite vote authorizing an increase in the number of authorized shares of Common Stock, $1.00 par value per share, from 20 million to 30 million shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period ending March 31, 1997.

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

b)  Reports on Form 8-K

    Relating to the proposed acquisition of First Houston Bancshares, Inc., Inc., a Form 8-K was filed on April 3, 1997, as amended by the Form 8-K/A filed on April 7, 1997.

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

                                             Sterling Bancshares, Inc.
                                             -------------------------
                                                   (Registrant)



                                             By: /s/ George Martinez
                                                 --------------------------

                                                George Martinez
                                                (Chief Executive Officer and
                                                Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
  No.                             Description
-----                             -----------
  11                      Computation of Earnings Per Share
                          Included as Note (2) to Interim Consolidated
                          Financial Statements on page 6 of this Form 10-Q

  27                      Financial Data Schedule
                          The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange
                          Commission.