Form 10-Q/A
period 1997-03-31
STERLING BANCSHARES INC
filed 1997-05-23
CIK 891098

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  ------------

                                 FORM 10 - Q/A

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

                                    Yes [X]      No [ ]


The number of shares outstanding of each class of the registrant's capital stock as of March 31, 1997:


       Class of Stock                                      Shares Outstanding
-----------------------------                              ------------------
Common Stock, Par Value $1.00                                  12,004,400

PART I.  FINANCIAL INFORMATION

On March 18, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire First Houston Bancshares, Inc. ("First Houston") and its subsidiary, Houston National Bank, in a stock-for-stock merger (the "Merger"). The Merger Agreement, which is subject to approval of First Houston's shareholders and various banking regulatory authorities, provides that the Company will issue approximately 1.72 million shares of the Company's common stock to the stockholders of First Houston in exchange for all of the issued and outstanding shares of First Houston. The final purchase price is subject to certain closing adjustments. The transaction is expected to be accounted for as a pooling of interests and is expected to close in the third quarter of 1997.

The pro forma consolidated financial statements of the Company and First Houston are presented as if the Merger had occurred on January 1, 1995, after giving effect to the pro forma adjustments described in the notes to the pro forma consolidated financial statements included elsewhere in this Form 10-QA.

ITEM I.  PRO FORMA FINANCIAL STATEMENTS


                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                FIRST HOUSTON BANCSHARES, INC. AND SUBSIDIARIES
                     PRO FORMA CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                           March 31,       December 31,
                                                              1997            1996
                                                          ------------    ------------
                                                                 (In thousands)
ASSETS
Cash and due from banks                                   $     59,031    $     85,291
Federal funds sold                                              35,362          40,563
Interest bearing deposits in financial institutions             25,427              22
Investment securities:
     Available-for-sale                                         58,251          57,382
     Held-to-maturity                                          168,573         148,083
                                                          ------------    ------------
         Total investment securities                           226,824         205,465
Investment in unconsolidated subsidiary                          2,266           2,316
Loans:
     Loans held for sale                                        30,000          40,969
     Loans held for investment                                 542,752         513,356
                                                          ------------    ------------
         Total loans                                           572,752         554,325
         Allowance for credit losses                            (7,565)         (7,053)
                                                          ------------    ------------
         Total loans, net                                      565,187         547,272
Real estate acquired by foreclosure and certain other
   real estate                                                   1,704           2,072
Premises and equipment, net                                     27,869          25,873
Goodwill                                                         1,758           1,839
Accrued interest receivable and other assets                    11,124          11,617
                                                          ------------    ------------
         Total assets                                     $    956,552    $    922,330
                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                  $    869,318    $    840,344
Securities sold under agreements to repurchase                   7,822           3,751
Accrued interest payable and other liabilities                   6,459           7,231
Notes payable                                                    3,600           4,000
                                                          ------------    ------------
         Total liabilities                                     887,199         855,326

Shareholders' equity:
Preferred stock, $1 par value, 1 million shares auth                88              88
Common stock, $1 par value, 20 million shares auth. (1)         13,728          13,673
Capital surplus                                                 23,655          23,470
Retained earnings                                               32,157          29,998
Net unrealized gain (loss) on held-to-maturity
   securities transferred from available-for-sale                 (275)           (225)
                                                          ------------    ------------
         Total shareholders' equity                             69,353          67,004
                                                          ------------    ------------
         Total liabilities and shareholders' equity       $    956,552    $    922,330
                                                          ============    ============

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
                FIRST HOUSTON BANCSHARES, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                               Three Months           Years Ended
                                              Ended March 31,         December 31,
                                              1997       1996       1996       1995
                                            --------   --------   --------   --------
                                                         (In thousands)
Interest income                             $ 17,369   $ 14,467   $ 62,171   $ 54,268
Interest expense                               5,448      4,674     19,807     17,271
                                            --------   --------   --------   --------
    Net interest income                       11,921      9,793     42,364     36,997

Provision for credit losses                      692        561      2,343      1,149
                                            --------   --------   --------   --------
    Net interest income after provision       11,229      9,232     40,021     35,848

Non-interest income                            2,110      2,085      8,598      8,068
Non-interest expense                           9,097      7,331     32,354     29,829
                                            --------   --------   --------   --------
Income before income taxes                     4,242      3,986     16,265     14,087

Provision for income taxes                     1,404      1,282      5,112      4,404
                                            --------   --------   --------   --------
    Net income                              $  2,838   $  2,704   $ 11,153   $  9,683
                                            ========   ========   ========   ========

    Net income per shares (fully diluted)   $   0.20   $   0.19   $   0.79   $   0.70

Weighted average common and common
    equivalent shares (2)                     14,077     13,940     14,064     13,841


(1) Common stock has been adjusted for the conversion and elimination of 21,375 shares of $40.00 par value preferred stock and the elimination of 2,098,000 shares of common stock of First Houston, and the issuance of 1,724,000 shares of the Company's common stock . The excess par value of the retired shares over the issued shares has been adjusted to capital surplus.

(2) Per share data for all periods and dates have been adjusted retroactively to give effect to the 1.72 million shares to be issued in conjunction with the merger with First Houston, and a three-for-two stock split in the form of a stock dividend to common shareholders distributed on February 24, 1997.


ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

NONE.