Form 10-Q
period 1997-06-30
STERLING BANCSHARES INC
filed 1997-08-14
CIK 891098

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  ------------

                                  FORM 10 - Q

                                  ------------



  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 1997

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

                         Yes [X]              No [ ]


The number of shares outstanding of each class of the registrant's capital stock as of June 30, 1997:


       Class of Stock                                      Shares Outstanding
-----------------------------                              ------------------
Common Stock, Par Value $1.00                                 12,040,942

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                June 30,                 December 31,
                                                                           1997         1996         1996         1995
                                                                         ---------    ---------    ---------    ---------
                                                                                             (Unaudited)
ASSETS
Cash and due from banks                                                  $  89,113    $  55,652    $  78,442    $  60,075
Federal funds sold                                                            --         10,000       30,000        5,000
Interest bearing deposits in financial institutions                             42        1,240           22        1,135
Investment securities:
     Available-for-sale                                                      4,327        4,552        4,170        3,931
     Held-to-maturity                                                      211,381      148,657      148,083      163,581
                                                                         ---------    ---------    ---------    ---------
         Total investment securities                                       215,708      153,209      152,253      167,512
Equity in unconsolidated subsidiary                                          2,296         --          2,316         --
Loans:
     Loans held for sale                                                    46,377       34,419       40,731        7,868
     Loans held for investment                                             536,430      414,015      456,698      384,777
                                                                         ---------    ---------    ---------    ---------
         Total loans                                                       582,807      448,434      497,429      392,645
         Allowance for credit losses                                        (6,960)      (6,334)      (6,578)      (5,907)
                                                                         ---------    ---------    ---------    ---------
         Total loans, net                                                  575,847      442,100      490,851      386,738
Real estate acquired by foreclosure and certain other real estate            1,733        2,028        2,035        1,716
Premises and equipment, net                                                 26,158       17,481       23,100       14,823
Goodwill                                                                     1,677        2,003        1,839        2,166
Accrued interest receivable and other assets                                11,655        7,164        9,215        8,184
                                                                         =========    =========    =========    =========
         Total assets                                                    $ 924,229    $ 690,877    $ 790,073    $ 647,349
                                                                         =========    =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
     Noninterest-bearing                                                 $ 268,407    $ 203,908    $ 245,571    $ 190,333
     Interest-bearing                                                      336,712      262,785      301,244      237,778
Certificates of deposit and other time deposits                            187,661      158,538      170,598      146,613
                                                                         ---------    ---------    ---------    ---------
         Total deposits                                                    792,780      625,231      717,413      574,724
Federal funds purchased and securities sold under
   agreements to repurchase                                                 33,790        3,689        3,751       12,083
Accrued interest payable and other liabilities                               3,537        3,070        5,502        5,051
Notes payable and senior debentures                                           --          4,800        4,000        5,800
                                                                         ---------    ---------    ---------    ---------
         Total liabilities                                                 830,107      636,790      730,666      597,658

Company-obligated manditorily redeemable trust preferred securites
   of subsidiary trust                                                      28,750         --           --           --

Shareholders' equity:
Preferred stock, $1 par value, 1 million shares authorized                     177           49           88           49
Common stock, $1 par value, 30 million shares authorized                    12,039       11,928       11,949       11,790
Capital surplus                                                             17,719       15,436       16,058       14,985
Retained earnings                                                           35,549       26,843       31,443       23,074
Net unrealized losses on held-to-maturity
   securities transferred from available-for-sale, net of tax                 (112)        (169)        (131)        (207)
                                                                         ---------    ---------    ---------    ---------
         Total shareholders' equity                                         65,372       54,087       59,407       49,691
                                                                         =========    =========    =========    =========
         Total liabilities and shareholders' equity                      $ 924,229    $ 690,877    $ 790,073    $ 647,349
                                                                         =========    =========    =========    =========


            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousands)

                                                                            Three Months           Six Months
                                                                           Ended June 30,          Ended June 30,
                                                                         1997        1996        1997       1996
                                                                       --------    --------    --------   --------
                                                                                        (Unaudited)
Interest income:
    Loans, including fees:                                             $ 13,304    $ 10,250    $ 25,277   $ 20,070
    Federal funds sold                                                      374         206         663        310
    Deposits in financial institutions                                      371         130         497        150
    Investment securities:
      Taxable                                                             2,430       2,057       4,764      4,266
      Tax-exempt                                                            271         284         554        566
                                                                       --------    --------    --------   --------
         Total interest income                                           16,750      12,927      31,755     25,362

Interest expense:
    Demand and savings deposits                                           2,683       2,005       5,066      3,873
    Certificates and other time deposits                                  2,338       1,899       4,454      3,740
    Federal funds purchased and repurchase agreements                       107          96         168        225
    Senior debentures and notes payable                                      54          91         147        221
                                                                       --------    --------    --------   --------
         Total interest expense                                           5,182       4,091       9,835      8,059
         NET INTEREST INCOME                                             11,568       8,836      21,920     17,303

            Provision for credit losses                                     598         520       1,210      1,033
                                                                       --------    --------    --------   --------
         NET INTEREST INCOME AFTER PROVISION                             10,970       8,316      20,710     16,270

Noninterest income:
    Customer service fees                                                 1,450       1,217       2,782      2,526
    Earnings of unconsolidated subsidiary                                    55        --            55       --
    Other                                                                   693         624       1,320      1,240
                                                                       --------    --------    --------   --------
         Total noninterest income                                         2,198       1,841       4,157      3,766

Noninterest expenses:
    Salaries and employee benefits                                        5,027       4,067       9,737      8,023
    Net occupancy expense                                                   689         558       1,379      1,097
    Equipment expense                                                       407         360         879        681
    Losses (gains) on sale of premises and equipment                        (34)         (8)        117        (13)
    Losses and carrying costs of real estate acquired by foreclosure         46          56          48        102
    Data processing                                                         430         208         849        456
    Telephone                                                               234         186         398        332
    Supplies                                                                135         136         268        252
    Legal and professional fees                                             143         132         243        235
    Minority interest expense                                               178        --           178       --
    Other                                                                 1,520         848       2,640      1,701
                                                                       --------    --------    --------   --------
         Total noninterest expenses                                       8,775       6,543      16,736     12,866

         EARNINGS BEFORE INCOME TAXES                                     4,393       3,614       8,131      7,170
            Provision for income taxes                                    1,451       1,083       2,684      2,236
                                                                       ========    ========    ========   ========
         NET EARNINGS                                                  $  2,942    $  2,531    $  5,447   $  4,934
                                                                       ========    ========    ========   ========



            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                  Six Months
                                                                                                 Ended June 30,
                                                                                               1997         1996
                                                                                             ---------    ---------
                                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                            $   5,447    $   4,934
     Adjustments to reconcile net earnings to net cash provided by operating activities
        Amortization and accretion of premiums and discounts on investment securities, net          64          125
        Equity in undistributed earnings of unconsolidated subsidiary                              (30)        --
        Provision for credit losses                                                              1,210        1,033
        Loss (gain) on sale of premises and equipment                                              115           (6)
        Writedown of real estate acquired by foreclosure                                             5           34
        Loss on sale of real estate acquired by foreclosure and repossessed assets                 (37)          (3)
        Depreciation and amortization                                                            1,585        1,192
        Mortgage loans originated for sale                                                    (207,636)        --
        Proceeds from sale of mortgage loans originated for sale                               201,990
        (Decrease) increase in accrued interest receivable and other assets                     (2,449)       1,000
        Decrease in accrued interest payable and other liabilities                              (1,965)      (1,981)
                                                                                             ---------    ---------
           Total adjustments                                                                    (7,148)       1,394
                                                                                             ---------    ---------
           Net cash (used in ) provided by operating activities                                 (1,701)       6,328

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity and paydowns of held-to-maturity investment securities              12,081       14,857
     Purchases of held-to-maturity investment securities                                       (75,415)        --
     Purchases of available-for-sale investment securities                                        (157)        (621)
     Redemption of preferred stock of unconsolidated subsidiary                                     50         --
     Net increase in loans                                                                     (80,631)     (56,462)
     Proceeds from sale of real estate acquired by foreclosure                                     405          418
     Capital additions to real estate acquired by foreclosure                                     --            (23)
     Net increase in interest-bearing deposits in financial institutions                           (20)        (105)
     Proceeds from sale of premises and equipment                                                  195           20
     Purchase of premises and equipment                                                         (4,791)      (4,372)
                                                                                             ---------    ---------
           Net cash used in investing activities                                              (148,283)     (46,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposit accounts                                                           75,367       50,507
     Net increase (decrease) in repurchase agreements/funds purchased                           30,039       (8,394)
     Repayments of notes payable                                                                (4,000)        (800)
     Proceeds from issuance of common stock                                                        597          532
     Proceeds from issuance of preferred stock                                                   1,226         --
     Dividends paid                                                                             (1,324)      (1,108)
     Proceeds on sale of trust preferred securities                                             28,750         --
     Repayment of senior debentures                                                               --           (200)
                                                                                             ---------    ---------
           Net cash provided by financing activities                                           130,655       40,537

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (19,329)         577

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                     $ 108,442    $  65,075
                                                                                             ---------    ---------
     End of period                                                                           $  89,113    $  65,652
                                                                                             =========    =========





            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

(1)  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc. (the "Company"), for the year ended December 31, 1996.

(2)  Earnings Per Common Share

Earnings per common share was computed based on the following (in thousands, except per share amounts):

                                   Three Months  Six Months   Six Months
                                      Ended        Ended         Ended
                                     June 30,     June 30,      June 30,
                                       1997         1997         1996
                                    ----------   ----------   ----------
         Common shares                  12,021       12,002       11,748
         Common share equivalents          498          510          227
                                    ----------   ----------   ----------
                                        12,519       12,512       11,975
                                    ==========   ==========   ==========

         Net earnings               $    2,942   $    5,447   $    4,934
         Earnings per share         $     0.24   $     0.44   $     0.41

         Note: Common shares, common share equivalents, and earnings per share for 1996 have been adjusted to reflect a three-for-two stock split effective February 24, 1997. See note (3) below for additional information regarding the stock split.

(3)  Capital Stock

Common Stock

On January 27, 1997, the Company's directors declared a three-for-two stock split to shareholders of record February 10, 1997, with shares distributed February 24, 1997. Concurrently, the Company paid first quarter cash dividends of $0.055 per share. The second quarter dividend, also $0.055 per share, was declared April 22, 1997, and paid on May 12, 1997, to shareholders of record on May 1, 1997.

As of June 30, 1997, an additional 791,242 shares of common stock were issuable (without regard to vesting restrictions) upon exercise of the Company's outstanding employee stock options under the 1994 Stock Incentive Plan and the 1984 Stock Option Plan, and pursuant to outstanding subscriptions under the Company's 1994 Employee Stock Purchase Plan.

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

Preferred Stock

The Company's Board of Directors has designated four series of Convertible Preferred Stock. Each of the four series has been issued in conjunction with the opening of four new bank offices (see "Significant Developments" below on this Form 10-Q). The conversion ratio of the Convertible Preferred Stock to Common Stock will depend upon the performance of the new office in reaching certain defined deposit goals. In conjunction with the opening of the Fountainview and Cypress Station offices, the Series C and D shares were offered and sold to qualified investors pursuant to Confidential Private Placement Memoranda.

(4)  Issuance of Trust Preferred Securities

In June 1997, the Company formed Sterling Bancshares Capital Trust I, a trust formed under the laws of the State of Delaware, (the "Trust"). The Company is the owner of all of the beneficial interest represented by common securities of the Trust, and Bankers Trust Company is the Property Trustee. The Trust exists for the exclusive purposes of issuing the Trust Preferred Securities (the "Trust Securities") and investing the proceeds thereof in the 9.28% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures"), issued by the Company, and certain other limited activities. The Junior Subordinated Debentures are scheduled to mature on June 6, 2027, which date may be shortened to a date not earlier than June 6, 2002, if certain conditions are met. The Trust Securities were offered to the public on June 6, 1997, under a prospectus dated June 4, 1997, and are traded on the Nasdaq under the symbol SBIBP.

(5)  Recent Accounting Standards

In February 1997, SFAS No. 128, "Earnings per Share" was issued. This statement established standards for computing and presenting EPS. It replaces the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the basic EPS computation to the diluted EPS computation. This statement is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods; earlier application is not permitted and all prior period EPS data must be restated. The implementation of SFAS No. 128 should have no material effect on the Company's reported EPS.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. This statement requires that all components of comprehensive income and total comprehensive income be reported on one of the following (1) the statement of operations, (2) the statement of stockholders' equity or (3) a new separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. This statement does not change the current accounting treatment for components of comprehensive income and thus the implementation of SFAS No. 130 will have no material impact on the Company's Consolidated Financial Statements.

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued. This statement requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to shareholders. It also requires public companies to report certain information about their products and service, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Implementation of SFAS No. 131 should have no material effect on the Company's Consolidated Financial Statements.

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

On March 18, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire First Houston Bancshares, Inc. ("First Houston") and its subsidiary, Houston National Bank, in a stock-for-stock merger. At June 30, 1997, First Houston had total assets of approximately $137 million and total deposits of approximately $126 million. The Merger Agreement, which is subject to approval of First Houston's shareholders and various banking regulatory authorities, provides that the Company will issue approximately 1.72 million shares of the Company's common stock to the shareholders of First Houston in exchange for all of the issued and outstanding shares of stock of First Houston. The final purchase price is subject to certain closing adjustments. The transaction is expected to be accounted for as a pooling of interests and is expected to close by September 1997.


FINANCIAL CONDITION

Investments in Subsidiaries

Sterling Bank, which currently operates 14 community banking offices in the greater Houston area, is the Company's only banking subsidiary. In September 1996, the Company purchased a 40% equity and 44 % voting interest in Sterling Capital Mortgage Company ("SCMC"), an originator and servicer of single family residential mortgage loans headquartered in Houston, Texas. As discussed previously, the Company owns a 100% beneficial interest in Sterling Bancshares Capital Trust I.

Total Assets

The total consolidated assets of the Company as of June 30, 1997, were $924.2 million, as compared to $690.9 million on the same date in 1996, an increase of $233.3 million or 33.8%.

Federal Funds Sold and Federal Funds Purchased

The Bank had short-term borrowings of $23.0 million at June 30, 1997, consisting of $13.0 million in federal funds purchased and $10.0 million in short-term fixed rate borrowings with the Federal Home Loan Bank (the "FHLB"). Comparatively, the Bank had $10.0 million in federal funds sold on the same date in 1996.

Loans Held for Investment

As of June 30, 1997, loans held for investment were $536.4 million, as compared to $414.0 million on the same date in 1996, an increase of $122.4 million or 29.6% due primarily to continued strong loan demand. When compared to total loans of $456.7 million on December 31, 1996, the June 30, 1997, loan balance represents a year-to-date $79.7 million increase in internal loan production, net of payoffs, or an annualized percentage increase of 35.2%. At June 30, 1997, loans as a percentage of assets and deposits were 58.0% and 67.7%, respectively.

The following table summarizes the Bank's loan portfolio by type of loan as of June 30, 1997 (in thousands):

                                                     June 30, 1997  Percent
                                                       Balance      of Total
                                                      ---------    ---------
               Commercial, financial and industrial   $ 223,492        41.66%
               Real estate - commercial                 134,076        24.99%
               Real estate - residential mortgage        55,640        10.37%
               Real estate - construction                46,750         8.72%
               Installment and other                     78,502        14.63%
                    Less unearned discount               (2,030)       (0.38)%
                                                      ---------    ---------
                        Total loans                   $ 536,430       100.00%
                                                      =========    =========

Investment Securities

The Bank's investment portfolio as of June 30, 1997, totaled $215.7 million, as compared to $153.2 million on the same date in 1996. The increase of $62.5 million or 40.8% is a result of the Bank's reinvestment of excess liquidity in U.S. Agency and mortgage-backed securities. The Bank has designated its total securities portfolio into (a) Held-to-maturity ("HTM") and (b) Available-for-sale ("AFS"). As of June 30, 1997, the HTM portfolio totaled $211.4 million and included substantially all of the investment securities maintained by the Bank for investment purposes. The AFS portfolio totaled $4.3 million and consisted of the Bank's portfolio of investment assets which were held for reasons other than solely for investment, such as the Bank's stock in the regional FHLB. Due to the nature of the securities classified as AFS, there was no net unrealized gain or loss in the AFS portfolio as of June 30, 1997. The Bank tracks but does not record market changes on its HTM portfolio. At June 30, 1997, the market value of the HTM portfolio was $211.1 million.

The Company analyzes its interest rate risk position by use of a simulation model. As of June 30, 1997, the simulation model indicates that, in the event of a 200 basis point increase in underlying market interest rates, the Company's net interest income would increase 1.97%. Correspondingly, in the event of a 200 basis point decrease in market interest rates, the Company's net interest income would decrease by 3.18%. The results of this "rate stress test," which assumes a parallel shift in the yield curve, indicate that the present mix of earning assets and interest-bearing liabilities should provide reasonable protection from changes in interest rates. The simulation model also provides a detailed GAP analysis, which the Company uses as a secondary source in analyzing its Asset/Liability mix. The GAP measurement of Rate Sensitive Assets (RSA) to Rate Sensitive Liabilities (RSL) indicates a positive GAP of
 .9064 through the first year and a positive .9379 through three years cumulative.

Allowance for Credit Losses

Following is a summary of the changes in the allowance for credit losses for the six months ended June 30, 1997, and the relationship of the allowance to total loans at June 30, 1997, and December 31, 1996 (in thousands):


          Allowance for credit losses, December 31, 1996      $ 6,578
          Chargeoffs                                             (956)
          Recoveries                                              128
          Provision for credit losses                           1,210
                                                              -------
          Allowance for credit losses, March 31, 1997         $ 6,960
                                                              =======


                                                       June 30,   December 31,
                                                         1997        1996
                                                       --------    --------
          Loans held for investment at period-end      $536,430    $456,698
          Allowance for credit losses                  $  6,960    $  6,578
          Allowance as a percent of period-end loans       1.30%       1.44%

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

Risk Elements

Non-performing, past due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Twelve properties make up the $1,733,000 of other real estate owned ("ORE") at June 30, 1997, the largest of which is carried at $647,000 and consists of one commercial property in north Houston. This property is included in ORE although it was not acquired by foreclosure, but is a tract of unimproved land previously acquired by the Bank for future expansion. No loss is anticipated. The Bank carries all properties at the lower of the book value of the loan at foreclosure or the current fair market value, less estimated closing costs.

The Bank defines potential problem loans as those loans not classified as non-performing, but where information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as substandard, doubtful, or loss, excluding all non-performing loans. As of June 30, 1997, the Bank has no material foreign loans outstanding or loan concentrations. The Bank, however, continues to monitor the potential risk of foreign borrowers and concentrations of credit.

The following schedule summarizes consolidated non-performing loans, non-performing assets and potential problem loans at year-end 1996 and at June 30, 1997.

                                                              June 30, December 31,
                                                                1997      1996
                                                              -------    -------
                                                               (In thousands)
          Nonaccrual loans                                    $ 2,487    $ 2,438
          Restructured loans                                       44         45
          Accruing loans past due 90 days or more                 431        229
                                                              -------    -------
              Total nonperforming loans                         2,962      2,712
          ORE and other foreclosed assets                       2,051      2,377
                                                              -------    -------
              Total nonperforming assets                      $ 5,013    $ 5,089
                                                              =======    =======

          Total nonperforming loans as a % of gross loans        0.55%      0.59%
          Total nonperforming assets as a % of total assets      0.54%      0.64%

          Potential problem loans                             $13,014    $12,738
                                                              =======    =======

Premises and Equipment

The Bank's premises and equipment, net of depreciation, as of June 30, 1997, were $26.2 million, as compared to $17.5 million on the same date in 1996, an increase of $8.7 million or 49.7%. This increase is due primarily to the opening of three banking offices since August of 1996. The Bank also completed the relocation of the Champions office in March 1997, and has purchased a parcel of land for the relocation of the Highway 6 office upon expiration of its current lease. In addition, the Bank completed the installation of its new core processing system and has continued to upgrade its technology and telecommunications equipment to keep pace with the Bank's volume growth and to position itself for future growth. Additional purchases are expected during 1997, including the installation of new teller technology.

Deposits

Total deposits as of June 30, 1997, were $792.8 million, as compared to $625.2 million on the same date in 1996, an increase of $167.6 million or 26.8%, resulting from growth in same location deposits, combined with the additional deposits of the new banking offices. When compared to total deposits of $717.4 million on December 31, 1996, the amount at June 30, 1997, represents a year-to-date increase of $75.4 million, as the strong deposit growth experienced in 1996 continued through the first and second quarters of 1997.

Non-interest bearing demand deposits at June 30, 1997, were $268.4 million, as compared to $203.9 million at June 30, 1996, an increase of $64.5 million or 31.6%. When compared to non-interest bearing demand deposits of $245.6 million on December 31, 1996, the June 30, 1997, amount represents a year-to-date decrease of $22.8 million. The percentage of non-interest bearing deposits to total deposits as of June 30, 1997, continued strong at 33.9%.

Notes Payable

In June of 1997, the Bank repaid the remaining note payable of $3.6 million with proceeds from the sale of its Trust Preferred Stock. During the first six months of 1997, the note accrued interest at a LIBOR-based rate of 7.6875%.


CAPITAL RESOURCES AND LIQUIDITY

Shareholders' Equity

The following table displays the changes in shareholders' equity from December 31, 1996, to June 30,1997: (in thousands)

          Equity, December 31, 1996                                 $   59,407
            Net earnings                                                 5,447
            Sale of preferred stock                                      1,226
            Sale of common stock                                           597
            Cash dividends paid                                         (1,324)
            Net change in net unrealized losses on HTM securities
                transferred from AFS                                        19
                                                                    ----------
          Equity, March 31, 1997                                    $   65,372
                                                                    ==========

The Company's risk based capital ratios remain above the levels designated as "Well Capitalized" on June 30, 1997, with Tier-1 Capital, Total Risk-Based Capital, and Leverage Capital Ratios of 14.26%, 15.33%, and 10.79%, respectively.

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

RESULTS OF OPERATIONS

Net Income

Net income for the six month period ended June 30, 1997, was $5.4 million as compared to $4.9 million for the same period in 1996, an increase of approximately $500,000 or 10.2%. For the six months ended June 30, 1997, net income was impacted by a $130,000 loss recognized on the sale of a motor bank facility and approximately $690,000 in additional expenses incurred as a result of the opening of the three new banking offices since August 1996.

Net Interest Income

Net interest income for the six month period ended June 30, 1997, was $21.7 million, as compared to $17.3 million for the same period in 1996, an increase of $4.4 million or 25.4%. The growth in net interest income is attributable primarily to increases in average earning assets, enhanced by the maintenance of a strong net interest margin. Average earning assets for June 30, 1997, were $729.8 million, up $139.3 million, or 23.6% from $590.5 million for the same period in 1996. The yield on average earning assets for the six month period ended June 30, 1997, was 8.77%, as compared to 8.64% for the same period in 1996, an increase of 13 basis points. This increase is due primarily to an increase in the yield on investment securities as the Bank reinvested its excess liquidity in higher yielding U.S. Agency and mortgage-backed securities. In addition, the Bank increased its yield on loans by 11 basis points, while also increasing the average balance by $102.6 million. At June 30, 1997, total loans represented 70.6% of total interest earning assets, compared to 69.9% for the same period in 1996. The cost of interest bearing liabilities rose 5 basis points from 3.82% to 3.87% for the same period. The Company's 6.09% net interest margin for the first six months of 1997 represents a increase of 10 basis points from the 5.99% net interest margin registered during the same period in 1996.

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

The following schedule gives a comparative analysis of the Company's daily average interest-earning accounts and interest-bearing accounts for the three-month periods ended June 30, 1997 and 1996:


                  CONSOLIDATED AVERAGE BALANCE SHEET SCHEDULE
                  NET INTEREST INCOME AND NET INTEREST MARGIN


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  (DOLLARS IN THOUSANDS)
                                                                      1997                                    1996

                                                         AVERAGE                    AVERAGE       AVERAGE                 AVERAGE
                                                         BALANCE      INTEREST     YIELD/RATE     BALANCE     INTEREST   YIELD/RATE
                                                        ---------    ---------     ---------    ---------    ---------   ---------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial institutions     $  18,719    $     497          5.35%   $   5,941    $     150        5.08%
Federal funds sold                                         24,867          663          5.38%      11,500          310        5.42%
Investment securities (taxable)                           148,735        4,764          6.46%     137,935        4,266        6.22%
Investment securities (tax-exempt)                         22,027          554          5.07%      22,341          566        5.09%
Loans, net of unearned discount (taxable)                 514,547       25,243          9.89%     412,807       20,070        9.78%
Loans, net of unearned discount (tax-exempt)                  902           34          7.60%        --           --
                                                        ---------    ---------     ---------    ---------    ---------   ---------
  Total Interest Earning Assets                         $ 729,797    $  31,755          8.77%   $ 590,524    $  25,362        8.64%

Noninterest Earning Assets:
Cash and due from banks                                 $  64,290                               $  51,214
Premises and equipment, net                                24,860                                  17,168
Other assets                                               15,452                                  10,384
Allowance for credit losses                                (6,841)                                 (6,124)
                                                        ---------                               ---------
  Total Noninterest Earning Assets                      $  97,761                               $  72,642

  TOTAL ASSETS                                          $ 827,558                               $ 663,166
                                                        =========                               =========


INTEREST BEARING LIABILITIES:
Demand and savings deposits                             $ 329,056    $   5,066          3.10%   $ 256,325    $   3,873        3.04%
Certificates and other time deposits                      177,921        4,454          5.05%     153,106        3,740        4.91%
Other borrowings                                            7,490          168          4.52%       9,851          225        4.59%
Debentures and notes payable                                7,901          325          8.29%       5,306          221        8.38%
                                                        ---------    ---------     ---------    ---------    ---------   ---------
  Total Interest Bearing Liabilities                    $ 522,368    $  10,013          3.87%   $ 424,588    $   8,059        3.82%

Noninterest Bearing Liabilities:
Demand deposits                                         $ 238,357                               $ 183,331
Other liabilities                                           4,365                                   3,137
Shareholders' equity                                       62,468                                  52,110
                                                        ---------                               ---------
  Total Noninterest Bearing Liabilities                 $ 305,190                               $ 238,578

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 827,558                               $ 663,166
                                                        =========                               =========


NET INTEREST INCOME & MARGIN                                         $  21,742          6.01%                $  17,303        5.89%
                                                                     =========     =========                 =========   =========

NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)                        $  22,049          6.09%                $  17,599        5.99%
                                                                     =========     =========                 =========   =========

Provision for Credit Losses

The provision for credit losses for the first six months of 1997 was $1.2 million, as compared to $1.0 million for the same period in 1996, an increase of $200,000 or 20.0%. After net charge-offs of $828,000 and provisions for the first six months of 1997, the Bank's allowance for credit losses increased by $382,000 from $6,578,000 on December 31, 1996, to $6,960,000 on June 30, 1997.
Please refer to the earlier discussion of Allowances for Credit Losses and Non-performing Loans for additional insight to management's approach and methodology in estimating the allowance for credit losses.

Non-interest Income

Total non-interest income increased slightly for the six month period ended June 30, 1997, at $4.2 million, as compared to $3.8 million for the same period in 1996, an increase of $400,000 or 10.5%. The increase is due primarily to growth in the Bank's deposit base, resulting in increased fee income.

Non-interest Expense

Non-interest expenses increased $3.7 million, or 28.7%, to $16.6 million for the first six months of 1997 as compared to $12.9 million for the same period in 1996. The increase is due to the additional expenses incurred by the startup of three new banking offices in the last year, and additional expenditures on technology and marketing. The following schedule summarizes the expenses, including salaries, associated with these new initiatives (in thousands):

                                                               June 30, 1997
                                                                  Expense
                                                               -------------
          New initiatives:
              Three new banking offices                           $ 1,711
              Technology                                              458
              Marketing                                               188
                                                                  -------
                   Total expenses for new initiatives             $ 2,337
                                                                  =======

Salaries and employee benefits for the six month period ended June 30, 1997, were $9.7 million, as compared to $8.0 million for the same period in 1996, an increase of $1.7 million or 21.3%. The increase is due to an increase in the number of employees, caused primarily by additional staffing of the central operations areas as well as the new Upper Kirby, Fountainview, and Cypress Station offices. At June 30, 1997, the Company employed 400 full time equivalent employees, as compared to 339 at June 30, 1996. The remaining increase in personnel costs may be attributed to normal merit and cost-of-living pay increases, which averaged less than 3%. The Company's ratio of total assets per full-time equivalent employee as of June 30, 1997, increased to $2,311,000 from $2,038,000 on the same date in 1996.

For the six months ended June 30, 1997, net occupancy expense and equipment expense, including net gain or loss on sale of premises and equipment, increased by a combined $610,000 over the prior period amounts. These increases are attributed to the opening of the three new offices and the renovation of the Mangum office. In conjunction with this renovation, the office sold its former remote motor bank facility, which resulted in a loss of $130,000. Going forward, this loss will be offset by the efficiencies resulting from combining a new motor bank facility with the existing lobby facility.

Technology expense for the six month period ended June 30, 1997, was $849,000, as compared to $456,000 for the same period in 1996, an increase of $393,000 or 86.2%. The increase is due to the installation of the Bank's local and wide-area network during the third quarter of 1996 and the new core processing system in the second quarter of 1997. The Bank expects ongoing increases in its technology expenses for the remainder of the year as it continues to implement its long-term technology strategy.

Other non-interest expense was $2.6 million for the six month period ended June 30, 1997, as compared to $1.7 million for the same period in 1996, an increase of $900,000 or 52.9%. The increase in other expenses is due primarily to the increases in franchise taxes, Federal Reserve Bank check processing charges, and marketing expenses associated with the implementation of a new marketing initiative.


PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

At the regularly scheduled annual meeting of shareholders held on April 21, 1997, an amendment to the Company's articles of incorporation was approved by the requisite vote authorizing an increase in the number of authorized shares of Common Stock, $1.00 par value per shares from 20 million to 30 million shares.

On April 15, 1997, in conjunction with the opening of the Fountainview office, 38,500 of the Series C shares were issued to qualified investors pursuant to Confidential Private Placement Memoranda. On May 5, 1997, 50,233 of the Series D shares were issued to qualified investors pursuant to Confidential Private Placement Memoranda in conjunction with the opening of the Cypress Station office. The Series C and D shares were sold at a price of $13.23 and $14.26 per share, respectively.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period ending June 30, 1997.


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

b)    Reports of Form 8-K
       Relating to the proposed acquisition of First Houston Bancshares, Inc. a Form 8-K was filed on April 3, 1997, as amended by the Form 8-K/A filed on April 7, 1997, and Form 8-K/A filed on July 28, 1997.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Sterling Bancshares, Inc.
                           -------------------------
                                  (Registrant)



                           By: /s/ George Martinez
                               --------------------------------------
                               George Martinez
                               (Chief Executive Officer and Principal
                               Financial Officer)