Form 10-Q
period 1997-09-30
STERLING BANCSHARES INC
filed 1997-11-14
CIK 891098

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                  ------------

                                  FORM  10 - Q

                                  ------------


         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 1997

         [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number: 0-20750


                           STERLING BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


            Texas                                        74-2175590
    -------------------------                  ---------------------------------
    (State of Incorporation)                       (IRS Employer ID Number)

                       15000 Northwest Freeway, Suite 200
                             Houston, Texas  77040
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

                             Yes  [X]     No  [ ]

The number of shares outstanding of each class of the registrant's capital stock as of September 30, 1997:


          Class of Stock                                   Shares Outstanding
------------------------------------                       ------------------
Common Stock, Par Value $1.00                                  13,743,308

PART 1.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                  STERLING BLANDISHERS, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  September 30,
                                                                               1997             1996
                                                                           ----------------------------
                                                                                   (Unaudited)
 ASSETS
 Cash and due from banks                                                   $   69,630          $ 57,951
 Federal funds sold                                                            16,384            27,593
 Interest bearing deposits in financial institutions                              488            13,785
 Investment securities:
    Available-for-sale                                                         81,432            57,179
    Held-to-maturity                                                          202,199           141,662
                                                                           ----------------------------
      Total investment securities                                             283,631           198,841
 Equity in unconsolidated subsidiary                                            2,365             2,167
 Loans:
    Loans held for sale                                                        50,371            39,388
    Loans held for investment                                                 618,595           483,350
      Total loans                                                          ----------------------------
      Allowance for credit losses                                             668,966           522,738
                                                                               (7,363)           (7,127)
      Total loans, net                                                     ----------------------------
 Real estate acquired by foreclosure and certain other real estate            661,603           515,611
 Premises and equipment, net                                                    1,254             2,016
 Goodwill                                                                      29,269            22,058
 Accrued interest receivable and other assets                                   1,598             1,921
                                                                               15,011             9,925
      Total assets                                                         ----------------------------
                                                                            1,081,233           851,868
                                                                           ============================

 LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  306,534          $246,957
 Demand deposits:                                                             430,925           346,737
                                                                              217,033           181,452
    Interest-bearing                                                       ----------------------------
 Certificates of deposit and other time deposits                              954,492           775,146
      Total deposits
 Federal funds purchased and securities sold under                             14,585             2,770
  agreements to repurchase                                                      6,384             5,133
 Accrued interest payable and other liabilities                                     -             4,400
 Notes payable and senior debentures                                       ----------------------------
      Total liabilities                                                       975,461           787,449

 Company-obligated mandatorily redeemable trust preferred securities
  of subsidiary trust                                                          28,750                 -

 Shareholders' equity:
 Preferred stock, $1 par value, 1 million shares authorized                       177                49
 Common stock, $1 par value, 30 million shares authorized                      13,743            13,622
 Capital surplus                                                               25,805            22,909
 Retained earnings                                                             37,488            28,234
 Net unrealized losses available-for-sale securities, net of tax                 (191)             (395)
      Total shareholders' equity                                           ----------------------------
      Total liabilities and shareholders' equity                               77,022            64,419
                                                                           ----------------------------
                                                                           $1,081,233          $851,868
                                                                           ============================

            See Notes to Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousands)



                                                   Three Months                  Nine Months
                                                Ended September 30,            Ended September 30,
                                                1997          1996            1997            1996
                                              ---------------------         -----------------------
                                                                  (Unaudited)
 Interest income:
   Loans, including fees:                     $16,059       $12,584         $44,595         $35,189
   Federal funds sold                             116           289           1,261             879
   Deposits in financial institutions             368           146             549             298
   Investment securities:
      Taxable                                   4,100         2,667          10,318           8,157
      Tax-exempt                                  275           278             829             844
                                              -----------------------------------------------------
         Total interest income                 20,918        15,964          57,552          45,367



 Interest expense:
   Demand and savings deposits                  3,532         2,707           9,782           7,534
   Certificates and other time deposits         2,674         2,211           7,611           6,434
   Federal funds purchased and repurchase
     agreements                                   448            42             621             267
   Senior debentures and notes payable             --            87             147             308
                                              -----------------------------------------------------
        Total interest expense                  6,654          5,047         18,161          14,543



        NET INTEREST INCOME                    14,264        10,917          39,391          30,824
        Provision for credit losses               695           587           2,095           1,718
                                              -----------------------------------------------------
        NET INTEREST INCOME AFTER PROVISION    13,569        10,330          37,296          29,106


 Noninterest income:
   Customer service fees                        1,680         1,377           4,697           4,104
   Earnings of unconsolidated subsidiary          144           167             199             167
   Other                                          898           683           2,280           2,033
                                              -----------------------------------------------------
        Total noninterest income                2,722         2,227           7,176           6,304



Noninterest expenses:
   Salaries and employee benefits               5,657         4,655          16,319          13,627
   Net occupancy expense                          863           691           2,352           1,890
   Equipment expense                              513           505           1,543           1,359
   Losses and carrying costs of real estate
     acquired by foreclosure                      153            27             201             129
   Data processing                                565           277           1,584             803
   Telephone                                      221           168             647             521
   Supplies                                       327           164             649             476
   Legal and professional fees                    689           365           1,187             951
   Minority interest expense                      674             -             852               -
   Other                                        1,544         1,158           4,907           3,158
                                              -----------------------------------------------------
        Total noninterest expenses             11,206         8,010          30,241          22,914



EARNINGS BEFORE INCOME TAXES                    5,085         4,547          14,231          12,496
  Provision for income taxes                    1,675         1,448           4,703           3,918
                                              -----------------------------------------------------
NET EARNINGS                                  $ 3,410       $ 3,099         $ 9,528         $ 8,578
                                              =====================================================




See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                      Nine Months
                                                                                                  Ended September 30,
                                                                                                  1997            1996
                                                                                               -------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                                 $  9,528         $  8,578
    Adjustments to reconcile net earnings to net cash provided by operating activities
        Amortization and accretion of premiums and discounts on investment securities, net             99              340
        Equity in undistributed earnings of unconsolidated subsidiary                                (199)            (167)
        Gain on sale of available-for-sale investment securities                                        -            1,718
        Provision for credit losses                                                                 2,095              (42)
        Loss (gain) on sale of premises and equipment                                                 115              (29)
        Writedown of real estate acquired by foreclosure                                                6               34
        Loss on sale of real estate acquired by foreclosure and repossessed assets                     49                1
        Depreciation and amortization                                                               2,413            2,007
        Mortgage loans originated for sale                                                       (355,661)         (78,858)
        Proceeds from sale of mortgage loans originated for sale                                  346,188           47,552
        (Decrease) increase in accrued interest receivable and other assets                        (3,491)             651
        Decrease in accrued interest payable and other liabilities                                   (847)            (552)
                                                                                                --------------------------
         Total adjustments                                                                         (9,233)         (27,345)
                                                                                                --------------------------
          Net cash (used in ) provided by operating activities                                        295          (18,767)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturity and paydowns of "held-to-maturity'' investment securities               21,247           21,833
    Purchases of held-to-maturity investment securities                                           (75,415)               -
    Proceeds from sales of available-for-sale investment securities                                     _           13,303
    Proceeds from maturity & paydowns of "available for sale" investment securities                19,257           16,800
    Purchases of available-for-sale investment securities                                         (43,223)         (34,958)
    Purchase of investment in unconsolidated subsidiary                                                 -           (2,000)
    Redemption of preferred stock of unconsolidated subsidiary                                        150                -
    Net increase in loans                                                                        (106,704)         (52,427)
    Proceeds from sale of real estate acquired by foreclosure                                         514              417
    Capital additions to real estate acquired by foreclosure                                            -              (12)
    Net increase in interest-bearing deposits in financial institutions                              (466)         (12.555)
    Proceeds from sale of premises and equipment                                                      195              131
    Purchase of premises and equipment                                                             (5,878)          (5,893)
                                                                                                --------------------------
         Net cash used in investing activities                                                   (190,323)         (55,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                              114,148           88,032
    Net increase (decrease) in repurchase agreements/funds purchased                               10,834           (9,313)
    Repayments of notes payable                                                                    (4,000)          (1,200)
    Proceeds from issuance of common stock                                                          1,252              573
    Proceeds from issuance of preferred stock                                                       1,226                -
    Dividends paid                                                                                 (2,022)          (1,909)
    Proceeds on sale of trust preferred securities                                                 28,750                -
    Repayment of senior debentures                                                                      -             (200)
                                                                                                --------------------------
            Net cash provided by financing activities                                             150,188           75,973

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (39,840)           1,845

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                          $ 125,854         $ 83,699
                                                                                                --------------------------
   End of period                                                                                $  86,014         $ 85,544
                                                                                                --------------------------

            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

(1)  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc. (the "Company"), for the year ended December 31, 1996. On September 30, 1997, the Company acquired First Houston Bancshares, Inc. ("First Houston") and its subsidiary Houston National Bank in a stock-for-stock merger. The transaction was accounted for as a pooling of interests. All prior year information has been restated to reflect the merger.

(2)  Earnings Per Common Share

Earnings per common share was computed based on the following (in thousands, except per share amounts):

                                Three Months            Nine Months             Nine Months
                                   Ended                   Ended                   Ended
                                September 30,           September 30,           September 30,
                                    1997                    1997                    1996
                                -------------           -------------           -------------
        Common shares                  13,732                  13,703                  13,616
        Common share equivalents          787                     729                     451
                                -------------           -------------           -------------
                                       14,519                  14,432                  14,067
                                =============           =============           =============

        Net earnings            $       3,410           $       9,528           $       8,578
        Earnings per share      $        0.23           $        0.66           $        0.61

         Note: Common shares, common share equivalents, and earnings per share for 1996 have been adjusted to reflect the merger of First Houston and a three-for-two stock split effective February 24, 1997. See note (3) below for additional information regarding the stock split.

(3)  Capital Stock

Common Stock

The Company paid first and second quarter cash dividends of $0.055 per share. On July 21, 1997, the Company's board of directors declared a third quarter dividend of $0.055 per share. This dividend was paid on August 11, 1997, to share holders of record on August 1, 1997.

As of September 30, 1997, an additional 881,251 shares of common stock were issuable, subject to vesting restrictions, upon exercise of the Company's outstanding employee stock options under the 1994 Stock Incentive Plan and the 1984 Stock Option Plan, and pursuant to outstanding subscriptions under the Company's 1994 Employee Stock Purchase Plan.

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

Preferred Stock

The Company's Board of Directors has designated four series of Convertible Preferred Stock. Each of the four series has been issued in conjunction with the opening of four new bank offices (see "Significant Developments" below on this Form 10-Q). The conversion ratio of the Convertible Preferred Stock to Common Stock will depend upon the performance of the new offices in reaching certain defined deposit goals.

(4)  Recent Accounting Standards

In February 1997, SFAS No. 128, "Earnings per Share" ("EPS") was issued. This statement established standards for computing and presenting EPS. It replaces the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the basic EPS computation to the diluted EPS computation. This statement is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods; earlier application is not permitted and all prior period EPS data must be restated. The implementation of SFAS No. 128 should have no material effect on the Company's reported EPS.

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

On September 30, 1997, the Company completed its acquisition of First Houston in a stock-for-stock merger. At September 30, 1997, First Houston had total assets of approximately $135 million and total deposits of approximately $125 million. In conjunction with the merger the Company issued approximately 1.686 million shares of the Company's common stock to the shareholders of First Houston in exchange for all of the issued and outstanding shares of stock of First Houston. On October 27, 1997, First Houston was dissolved and the Company merged Houston National Bank into Sterling Bank, creating the Bank's fifteenth banking office.

FINANCIAL CONDITION

Investments in Subsidiaries

Sterling Bank, which currently operates 14 community banking offices in the greater Houston area, is a wholly-owned banking subsidiary. At September 30, 1997, the Company also owned 100% of First Houston and its only subsidiary Houston National Bank. In September 1996, the Company purchased a 40% equity and 44 % voting interest in Sterling Capital Mortgage Company ("SCMC"), an originator and servicer of single family residential mortgage loans headquartered in Houston, Texas. The Company also owns a 100% beneficial interest in Sterling Bancshares Capital Trust I.

Total Assets

The total consolidated assets of the Company as of September 30, 1997, were $1.08 billion, as compared to $851.87 million on the same date in 1996, an increase of $228.13 million or 26.8%.

Federal Funds Sold and Federal Funds Purchased

The Bank had federal funds sold of $16.4 million at September 30, 1997. Comparatively, the Bank had $27.6 million in federal funds sold on the same date in 1996, a decrease of $11.2 million or 40.6%.

Loans Held for Investment

As of September 30, 1997, loans held for investment were $618.6 million, as compared to $483.4 million on the same date in 1996, an increase of $135.2 million or 28.0% due primarily to continued strong loan demand. When compared to loans held for investment of $513.4 million on December 31, 1996, the September 30, 1997, loan balance represents a year-to-date $105.2 million increase in internal loan production, net of payoffs, or an annualized percentage increase of 27.4%. At September 30, 1997, loans held for investment as a percentage of assets and deposits were 57.2% and 64.8%, respectively.

The following table summarizes the Bank's loan portfolio by type of loan as of September 30, 1997 (in thousands):

                                                September 30,
                                                    1997                Percent
                                                   Balance              of Total
                                                -------------         ------------
        Commercial, financial and industrial    $     234,040         $     37.83%
        Real estate - commercial                      175,402               28.35%
        Real estate - residential mortgage             80,435               13.00%
        Real estate - construction                     49,833                8.06%
        Installment and other                          80,727               13.05%
          Less unearned discount                       (1,842)             (0.30)%
                                                -------------         -----------
            Total Loans                         $     618,595              100.00%
                                                =============         ===========

Investment Securities

The Bank's investment portfolio as of September 30, 1997, totaled $283.6 million, as compared to $198.8 million on the same date in 1996. The increase of $84.8 million or 42.7% is a result of the Bank's reinvestment of excess liquidity in U.S. Agency and mortgage-backed securities. The Bank has designated its total securities portfolio into (a) Held-to-maturity ("HTM") and (b) Available-for-sale ("AFS"). As of September 30, 1997, the HTM portfolio totaled $202.2 million. The AFS portfolio totaled $81.4 million and consisted of U.S Treasury and Agency securities owned by First Houston and the Bank's portfolio of investment assets which were held for reasons other than solely for investment, such as the Bank's stock in the regional FHLB. The Bank tracks but does not record market changes on its HTM portfolio. At September 30, 1997, the market value of the HTM portfolio was $284.9 million.

Allowance for Credit Losses

Following is a summary of the changes in the allowance for credit losses for the nine months ended September 30, 1997, and the relationship of the allowance to total loans at September 30, 1997, and December 31, 1996 (in thousands):

        Allowance for credit losses, December 31, 1996          $ 7,053
        Chargeoffs                                               (2,010)
        Recoveries                                                  225
        Provision for credit losses                               2,095
                                                                -------
        Allowance for credit losses, September 30, 1997         $ 7,363
                                                                =======

                                                        September 30,           December 31,
                                                            1997                   1996
                                                        -------------           ------------
        Loans held for investment at period end         $     618,595           $    513,356
        Allowance for credit losses                     $       7,363           $      7,053
        Allowance as a percent of period-end loans              1.19%                  1.37%

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

Risk Elements

Non-performing, past due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Nine properties make up the $1,254,000 of other real estate owned ("ORE") at September 30, 1997, the largest of which is carried at $647,000 and consists of one commercial property in north Houston. This property is included in ORE although it was not acquired by foreclosure, but is a tract of unimproved land previously acquired by the Bank for future expansion. No loss is anticipated. The Bank carries all properties at the lower of the book value of the loan at foreclosure or the current fair market value, less estimated closing costs.

The Bank defines potential problem loans as those loans not classified as non-performing, but where information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as substandard, doubtful, or loss, excluding all non-performing loans. As of September 30, 1997, the Bank has no material foreign loans outstanding or loan concentrations. The Bank, however, continues to monitor the potential risk of foreign borrowers and concentrations of credit.

The following schedule summarizes consolidated non-performing loans, non-performing assets and potential problem loans at year-end 1996 and at September 30, 1997.

                                              September 30,    December 31,
                                                  1997             1996
                                              -------------    ------------
      Nonaccrual loans                        $       3,190    $       2,438
      Restructured loans                                 44               45
      Accruing loans past due 90 days or more           437              229
                                              -------------     ------------
          Total nonperforming loans                   3,671            2,712
      ORE and other foreclosed assets                 1,604            2,377
                                              -------------     ------------
          Total nonperforming assets          $       5,275     $      5,089
                                              =============     ============

      Total nonperforming loans as a
         % of gross loans                              0.59%            0.59%
      Total nonperforming loans as a
         % of total assets                             0.49%            0.64%

      Potential problem loans                 $      14,850     $     12,738
                                              =============     ============


Premises and Equipment

The Bank's premises and equipment, net of depreciation, as of September 30, 1997, were $29.3 million, as compared to $22.1 million on the same date in 1996, an increase of $7.2 million or 32.6%. This increase is due to the opening of two banking offices since December of 1996, and the relocation of the Champions office in March 1997, and the Highway 6 office in September 1997. In addition, the Bank completed the installation of its new core processing system and teller technology and has continued to upgrade its technology and telecommunications equipment to keep pace with the Bank's volume growth and to position itself for future growth.

Deposits

Total deposits as of September 30, 1997, were $954.5 million, as compared to $775.1 million on the same date in 1996, an increase of $179.4 million or 23.1%, resulting from growth in same location deposits, combined with the additional deposits of the new banking offices. When compared to total deposits of $855.3 million on December 31, 1996, the amount at September 30, 1997, represents a year-to-date increase of $99.2 million, as the strong deposit growth experienced in 1996 continued through the three quarters of 1997.

Non-interest bearing demand deposits at September 30, 1997, were $306.5 million, as compared to $247.0 million at September 30, 1996, an increase of $59.5 million or 24.1%. The percentage of non-interest bearing deposits to total deposits as of September 30, 1997, continued strong at 32.1%.

Notes Payable

In June of 1997, the Bank repaid the remaining note payable of $3.6 million with proceeds from the sale of its Trust Preferred Stock. During the first nine months of 1997, the note accrued interest at a LIBOR-based rate of 7.6875%.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' Equity

The following table displays the changes in shareholders' equity from December 31, 1996, to September 30,1997: (in thousands)

        Equity, December 31, 1996                               $ 67,004
          Net earnings                                             9,528
          Sale of preferred stock                                  1,226
          Sale of common stock                                     1,217
          Cash dividends paid                                     (1,987)
          Net change in net unrealized losses on AFS securities       34
                                                                --------
        Equity, September 30, 1997                              $ 77,022
                                                                ========

The Company's risk based capital ratios remain above the levels designated as "Well Capitalized" on September 30, 1997, with Tier-1 Capital, Total Risk-Based Capital, and Leverage Capital Ratios of 15.42%, 13.44%, and 13.18%, respectively.

Liquidity

Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers' withdrawal requirements and shareholders' dividends. The Company has instituted Asset/Liability Management policies, including but not limited to a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The Company has numerous sources of liquidity including a significant portfolio of shorter term assets, marketable investment securities (excluding those presently classified as "Held-to-maturity"), increases in customers' deposits, and access to borrowing arrangements. Available borrowing arrangements maintained by the Bank include informal federal funds lines with other commercial banks, an advancement arrangement with the Federal Home Loan Bank ("FHLB"), and reverse repurchase lines with other commercial banks and the FHLB.

RESULTS OF OPERATIONS

Net Income

Net income for the nine month period ended September 30, 1997, was $9.5 million as compared to $8.6 million for the same period in 1996, an increase of approximately $900,000 or 10.5%. For the nine months ended September 30, 1997, net income was impacted by a acquisition and mergers costs of approximately $550,000, net of tax and approximately $690,000 in additional expenses incurred as a result of the opening of the three new banking offices since August 1996.

Net Interest Income

Net interest income for the nine month period ended September 30, 1997, was $39.4 million, as compared to $30.8 million for the same period in 1996, an increase of $8.6 million or 27.9%. The growth in net interest income is attributable primarily to increases in average earning assets, enhanced by the maintenance of a strong net interest margin. Average earning assets for September 30, 1997, were $892.8 million, up $178.4 million, or 25.0% from $714.4 million for the same period in 1996. The yield on average earning assets for the nine month period ended September 30, 1997, was 8.62%, as compared to 8.48% for the same period in 1996, an increase of 14 basis points. This increase is due primarily to an increase in the yield on investment securities as the Bank reinvested its excess liquidity in higher yielding U.S. Agency and mortgage-backed securities. In addition, the Bank increased its yield on loans by 8 basis points, while also increasing the average balance by $123.9 million. At September 30, 1997, total loans represented 67.6% of total interest earning assets, compared to 67.1% for the same period in 1996. The cost of interest bearing liabilities rose 17 basis points from 3.92% to 3.75% for the same period. The Company's 5.84% net interest margin for the first nine months of 1997 remained flat from the 5.85% net interest margin registered during the same period in 1996.

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

The following schedule gives a comparative analysis of the Company's daily average interest-earning accounts and interest-bearing accounts for the three-month periods ended September 30, 1997 and 1996:

                 CONSOLIDATED AVERAGE BALANCE SHEET SCHEDULE
                 NET INTEREST INCOME AND NET INTEREST MARGIN

                                                                            Nine Months Ended September 30,
                                                                                 (Dollars in thousands)
                                                                      1997                                   1996

                                                        Average                   Average        Average                Average
                                                        Balance     Interest     Yield/Rate      Balance    Interest   Yield/Rate
                                                        -----------------------------------      --------------------------------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial institutions     $ 13,577    $   549         5.41%        $   7,531   $   298      5.29%
Federal funds sold                                        31,019      1,261         5.44%           21,750       879      5.40%
Investment securities (taxable)                          223,115     10,318         6.18%          183,715     8,157      5.93%
Investment securities (tax-exempt)                        21,960        829         5.05%           22,268       844      5.06%
Loans, net of unearned discount (taxable)                602,261     44,544         9.89%          478,381    35,145      9.81%
Loans, net of unearned discount (tax-exempt)                 891         51         7.65%              750   $    44      7.84%
                                                        ---------------------------------        ------------------------------
 Total Interest Earning Assets                          $892,823     $57,552        8.62%        $ 714,395   $45,367      8.48%

Noninterest Earning Assets:
Cash and due from banks                                 $ 67,361                                 $  56,310
Premises and equipment, net                               28,189                                    20,346
Other assets                                              18,658                                    14,296
Allowance for credit losses                               (7,384)                                   (6,786)
                                                        --------                                 ---------
 Total Noninterest Earning Assets                       $106,824                                 $  84,166

TOTAL ASSETS                                            $999,647                                 $ 798,561
                                                        ========                                 =========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                             $417,671    $  9,782        3.13%        $ 330,715   $ 7,534      3.04%
Certificates and other time deposits                     199,936       7,611        5.09%          174,781     6,434      4.92%
Other borrowing                                           16,670         767        6.15%            7,763       267      4.59%
Debentures and notes payable                              14,927         852        7.63%            5,093       308      8.08%
                                                        ---------------------------------        ------------------------------
 Total Interest Bearing Liabilities                     $649,204      19,012        3.92%        $ 518,352    14,543      3.75%

Noninterest Bearing Liabilities:
Demand deposits                                         $271,631                                 $ 214,264
Other liabilities                                          6,411                                     4,526
Shareholders' equity                                      72,400                                    61,419
                                                        --------                                 ---------
 Total Noninterest Bearing Liabilities                  $350,442                                 $ 280,209

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $999,646                                 $ 798,561
                                                        ========                                 =========

NET INTEREST INCOME & MARGIN                                        $ 38,540        5.77%                    $ 30,824     5.76%
                                                                    =====================                    ==================

NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)                       $ 38,999        5.84%                    $ 31,287     5.85%
                                                                    =====================                    ==================

Provision for Credit Losses

The provision for credit losses for the first nine months of 1997 was $2.1 million, as compared to $1.7 million for the same period in 1996, an increase of $400,000 or 23.5%. After net charge-offs of $1.8 million and provisions for the first nine months of 1997, the Bank's allowance for credit losses increased by $310,000 from $7,053,000 on December 31, 1996, to $7,363,000 on September
30, 1997. Please refer to the earlier discussion of Allowances for Credit Losses and Non-performing Loans for additional insight to management's approach and methodology in estimating the allowance for credit losses.

Non-interest Income

Total non-interest income increased for the nine month period ended September 30, 1997, at $7.2 million, as compared to $6.3 million for the same period in 1996, an increase of $900,000 or 14.3%. The increase is due primarily to growth in the Bank's deposit base, resulting in increased fee income.

Non-interest Expense

Non-interest expenses increased $7.3 million, or 31.9%, to $30.2 million for the first nine months of 1997 as compared to $22.9 million for the same period in 1996. The increase is due to the additional expenses incurred by the startup of three new banking offices in the last year, the costs associated with the merger of First Houston, and the implementation of a new marketing strategy. The following schedule summarizes the expenses, including salaries, associated with these new initiatives (in thousands):

                                       September 30, 1997
                                            Expense
                                            -------
        New initiatives:
          Three new banking offices         $ 1,925
          Technology                            460
          Marketing                             190
          Merger of First Houston               826
                                            -------
             Total expenses for new
                initiatives                 $ 3,401
                                            =======



Salaries and employee benefits for the nine month period ended September 30, 1997, were $16.3 million, as compared to $13.6 million for the same period in 1996, an increase of $2.7 million or 19.9%. The increase is due to an increase in the number of employees, caused primarily by additional staffing of the central operations areas as well as the new Upper Kirby, Fountainview, and Cypress Station offices. In addition, the Company also paid severance to those employees not retained after the merger of First Houston. The remaining increase in personnel costs may be attributed to normal merit and cost-of-living pay increases, which averaged less than 3%.

For the nine months ended September 30, 1997, net occupancy expense and equipment expense, including net gain or loss on sale of premises and equipment, increased by a combined $646,000 over the prior period amounts. These increases are attributed to the opening of the three new offices and the renovation of the Mangum office. In conjunction with this renovation, the office sold its former remote motor bank facility, which resulted in a loss of $130,000. Going forward, this loss will be offset by the efficiencies resulting from combining a new motor bank facility with the existing lobby facility.

Technology expense for the nine month period ended September 30, 1997, was $1.6 million as compared to $800,000 for the same period in 1996, an increase of $800,000 or 100.0%. The increase is due to the installation of the Bank's local and wide-area network during the third quarter of 1996 and the new core processing system in the second quarter of 1997. In addition, the Company incurred expenses associated with the merger of First Houston. The Bank expects ongoing increases in its technology expenses for the remainder of the year as it continues to implement its long-term technology strategy.

Other non-interest expense was $4.9 million for the nine month period ended September 30, 1997, as compared to $3.2 million for the same period in 1996, an increase of $1.7 million or 53.1%. The increase in other expenses is due primarily to the costs associated with the merger of First Houston. In addition the Bank experience increases in franchise taxes, Federal Reserve Bank check processing charges, and marketing expenses associated with the implementation of a new marketing initiative.


PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

There were no changes in securities during the period ending September 30, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period ending September 30, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

    Exhibit 11.  Computation of Earnings Per Share
    ----------------------------------------------
      Included as Note (2) to Interim Consolidated Financial Statements on page 5 of this Form 10-Q

    Exhibit 27.  Financial Data Schedule
    ------------------------------------
      The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.


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

                   Sterling Bancshares, Inc.
                   -------------------------
                         (Registrant)



                   By: /s/ George Martinez
                       --------------------------
                       George Martinez
                       (Chief Executive Officer and Principal Financial Officer)

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
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