Form 10-Q/A
period 1997-09-30
STERLING BANCSHARES INC
filed 1997-12-03
CIK 891098

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


                         Commission File Number: 0-20750


                            STERLING BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


             Texas                           74-2175590
      ----------------------           ----------------------
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

                                    Yes   X          No
                                         ----             ----


The number of shares outstanding of each class of the registrant's capital stock as of September 30, 1997:


          Class of Stock                            Shares Outstanding
  -----------------------------                     ------------------
  Common Stock, Par Value $1.00                         13,743,308

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           September 30,           December 31,
                                                                       1997             1996          1996
                                                                    ------------------------------------------
                                                                              (Unaudited)

ASSETS
Cash and due from banks                                              $    69,630    $    57,951    $    85,291
Federal funds sold                                                        16,384         27,593         40,563
Interest bearing deposits in financial institutions                          488         13,785             22
                                                                     -----------    -----------    -----------
         Total cash and cash equivalents                                  86,502         99,329        125,876

Investment securities:
     Available-for-sale                                                   81,432         57,179         57,382
     Held-to-maturity                                                    202,199        141,662        148,083
                                                                     -----------    -----------    -----------
         Total investment securities                                     283,631        198,841        205,465
Equity in unconsolidated subsidiary                                        2,365          2,167          2,316
Loans:
     Loans held for sale                                                  50,371         39,388         40,969
     Loans held for investment                                           618,595        483,350        513,356
                                                                     -----------    -----------    -----------
         Total loans                                                     668,966        522,738        554,325
         Allowance for credit losses                                      (7,363)        (7,127)        (7,053)
                                                                     -----------    -----------    -----------
         Total loans, net                                                661,603        515,611        547,272
Real estate acquired by foreclosure and certain other real estate          1,254          2,016          2,072
Premises and equipment, net                                               29,269         22,058         25,873
Goodwill                                                                   1,598          1,921          1,839
Accrued interest receivable and other assets                              15,011          9,925         11,617
                                                                     -----------    -----------    -----------
         Total assets                                                $ 1,081,233    $   851,868    $   922,330
                                                                     ===========    ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
     Noninterest-bearing                                             $   306,534    $   246,957    $   272,583
     Interest-bearing                                                    430,925        346,737        380,141
Certificates of deposit and other time deposits                          217,033        181,452        187,620
                                                                     -----------    -----------    -----------
         Total deposits                                                  954,492        775,146        840,344
Federal funds purchased and securities sold under
   agreements to repurchase                                               14,585          2,770          3,751
Accrued interest payable and other liabilities                             6,384          5,133          7,231
Notes payable and senior debentures                                         --            4,400          4,000
                                                                     -----------    -----------    -----------
         Total liabilities                                               975,461        787,449        855,326

Company-obligated mandatorily redeemable trust preferred securites
   of subsidiary trust                                                    28,750           --             --

Shareholders' equity:

   Preferred stock, $1 par value, 1 million shares authorized                177             49             88
   Common stock, $1 par value, 30 million shares authorized               13,743         13,622         13,635
   Capital surplus                                                        25,805         22,909         23,508
   Retained earnings                                                      37,488         28,234         29,998
   Net unrealized losses available-for-sale securities, net of tax          (191)          (395)          (225)
                                                                     -----------    -----------    -----------
         Total shareholders' equity                                       77,022         64,419         67,004
                                                                     -----------    -----------    -----------
         Total liabilities and shareholders' equity                  $ 1,081,233    $   851,868    $   922,330
                                                                     ===========    ===========    ===========

            See Notes to Interim Consolidated Financial Statements

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousands)


                                                                           Three Months                 Nine Months
                                                                        Ended September 30,          Ended September 30,
                                                                         1997         1996            1997          1996
                                                                      -----------------------       ----------------------
                                                                                          (Unaudited)

Interest income:
    Loans, including fees                                              $ 16,059     $ 12,584        $ 44,595      $ 35,189
    Federal funds sold                                                      116          289           1,261           879
    Deposits in financial institutions                                      368          146             549           298
    Investment securities:
      Taxable                                                             4,100        2,667          10,318         8,157
      Tax-exempt                                                            275          278             829           844
                                                                       --------     --------        --------      --------
         Total interest income                                           20,918       15,964          57,552        45,367

Interest expense:
    Demand and savings deposits                                           3,532        2,707           9,782         7,534
    Certificates and other time deposits                                  2,674        2,211           7,611         6,434
    Federal funds purchased and repurchase agreements                       448           42             621           267
    Senior debentures and notes payable                                       -           87             147           308
                                                                       --------     --------        --------      --------
         Total interest expense                                           6,654        5,047          18,161        14,543


         NET INTEREST INCOME                                             14,264       10,917          39,391        30,824

            Provision for credit losses                                     695          587           2,095         1,718
                                                                       --------     --------        --------      --------
         NET INTEREST INCOME AFTER PROVISION                             13,569       10,330          37,296        29,106

Noninterest income:
    Customer service fees                                                 1,680        1,377           4,697         4,104
    Earnings of unconsolidated subsidiary                                   144          167             199           167
    Other                                                                   898          683           2,280         2,033
                                                                       --------     --------        --------      --------
         Total noninterest income                                         2,722        2,227           7,176         6,304

Noninterest expenses:
    Salaries and employee benefits                                        5,657        4,655          16,319        13,627
    Net occupancy expense                                                   863          691           2,352         1,890
    Equipment expense                                                       513          505           1,543         1,359
    Losses and carrying costs of real estate acquired by foreclosure        153           27             201           129
    Data processing                                                         565          277           1,584           803
    Telephone                                                               221          168             647           521
    Supplies                                                                327          164             649           476
    Legal and professional fees                                             689          365           1,187           951
    Minority interest expense                                               674            -             852             -
    Other                                                                 1,544        1,158           4,907         3,158
                                                                       --------     --------        --------      --------
         Total noninterest expenses                                      11,206        8,010          30,241        22,914

         EARNINGS BEFORE INCOME TAXES                                     5,085        4,547          14,231        12,496
            Provision for income taxes                                    1,675        1,448           4,703         3,918
                                                                       --------     --------        --------      --------
         NET EARNINGS                                                  $  3,410     $  3,099        $  9,528      $  8,578
                                                                       ========     ========        ========      ========

         Primary earnings per share                                    $   0.24     $   0.22        $   0.66      $   0.61
                                                                       ========     ========        ========      ========

         Fully diluted earnings  per share                             $   0.23     $   0.22        $   0.66      $   0.61
                                                                       ========     ========        ========      ========

           See Notes to Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                   Nine Months
                                                                                               Ended September 30,
                                                                                               1997           1996
                                                                                             ----------------------
                                                                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                            $   9,528    $   8,578
     Adjustments to reconcile net earnings to net cash provided by operating activities
        Amortization and accretion of premiums and discounts on investment securities, net          99          340
        Equity in undistributed earnings of unconsolidated subsidiary                             (199)        (167)
        Provision for credit losses                                                              2,095        1,718
        Gain on sale of available-for-sale investment securities                                  --            (42)
        Loss (gain) on sale of premises and equipment                                              115          (29)
        Writedown of real estate acquired by foreclosure                                             6           34
        Loss on sale of real estate acquired by foreclosure and repossessed assets                  49            1
        Depreciation and amortization                                                            2,413        2,007
        Mortgage loans originated for sale                                                    (355,661)     (78,858)
        Proceeds from sale of mortgage loans originated for sale                               346,188       47,552
        (Decrease) increase in accrued interest receivable and other assets                     (3,491)         651
        Decrease in accrued interest payable and other liabilities                                (847)        (552)
                                                                                             ---------    ---------
           Total adjustments                                                                    (9,233)     (27,345)
                                                                                             ---------    ---------
           Net cash (used in ) provided by operating activities                                    295      (18,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity and paydowns of held-to-maturity investment securities              21,247       21,833
     Purchases of held-to-maturity investment securities                                       (75,415)        --
     Proceeds from sales of available-for-sale investment securities                              --         13,303
     Proceeds from maturity and paydowns of available-for-sale investment securities            19,257       16,800
     Purchases of available-for-sale investment securities                                     (43,223)     (34,958)
     Purchase of investment in unconsolidated subsidiary                                          --         (2,000)
     Redemption of preferred stock of unconsolidated subsidiary                                    150         --
     Net increase in loans                                                                    (106,704)     (52,427)
     Proceeds from sale of real estate acquired by foreclosure                                     514          417
     Capital additions to real estate acquired by foreclosure                                     --            (12)
     Proceeds from sale of premises and equipment                                                  195          131
     Purchase of premises and equipment                                                         (5,878)      (5,893)
                                                                                             ---------    ---------
           Net cash used in investing activities                                              (189,857)     (42,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposit accounts                                                          114,148       88,022
     Net increase (decrease) in repurchase agreements/funds purchased                           10,834       (9,313)
     Repayments of notes payable                                                                (4,000)      (1,200)
     Proceeds from issuance of common stock                                                      1,252          573
     Proceeds from issuance of preferred stock                                                   1,226         --
     Dividends paid                                                                             (2,022)      (1,909)
     Proceeds on sale of trust preferred securities                                             28,750         --
     Repayment of senior debentures                                                               --           (200)
                                                                                             ---------    ---------
               Net cash provided by financing activities                                       150,188       75,973

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (39,374)      14,400

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                     $ 125,876    $  84,929
                                                                                             ---------    ---------
     End of period                                                                           $  86,502    $  99,329
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

On September 30, 1997, the Company acquired First Houston Bancshares, Inc. ("First Houston") in exchange for 1,686,014 shares of the Company's common stock for First Houston's outstanding common and preferred stock. The transaction has been accounted for as a pooling of interests and previously issued financial statements have been restated. There were no material adjustments to the net assets of First Houston as a result of adopting the same accounting practices as Sterling Bancshares, Inc., and its subsidiaries. At September 30, 1997, First Houston had total assets of approximately $135 million and total deposits of approximately $125 million. The effect of the pooling of interest on previously reported operations is as follows:


                                                  Three Months Ended                                   Nine Months Ended
                                                  September 30, 1996                                   September 30, 1996
                                       -------------------------------------------        ---------------------------------------
                                        Originally                                        Originally
                                         Reported       Combination       Restated         Reported       Combination   Restated
                                        ----------      -----------       --------        ----------      -----------   --------

Interest income                          $13,681          $ 7,237          $20,918          $39,043          $ 6,324    $45,367
Interest expense                           4,236            2,418            6,654           12,295            2,248     14,543
                                         -------          -------          -------          -------          -------    -------

   NET INTEREST INCOME                     9,445            4,819           14,264           26,748            4,076     30,824
      Provision for credit losses            532              163              695            1,565              153      1,718
                                         -------          -------          -------          -------          -------    -------

   NET INTEREST INCOME                     8,913            4,656           13,569           25,183            3,923     29,106
      AFTER PROVISION

Noninterest income                         2,090              632            2,722            5,869              435      6,304
Noninterest expense                        6,904            4,302           11,206           19,783            3,131     22,914
                                         -------          -------          -------          -------          -------    -------

   EARNINGS BEFORE                         4,099              986            5,085           11,269            1,227     12,496
       INCOME TAXES
      Provision for income taxes           1,308              367            1,675            3,544              374      3,918
                                         -------          -------          -------          -------          -------    -------

   NET EARNINGS                          $ 2,791          $   619          $ 3,410          $ 7,725          $   853    $ 8,578
                                         =======          =======          =======          =======          =======    =======

   EARNINGS PER SHARE                    $  0.23                           $  0.23          $  0.63                     $  0.61
                                         =======                           =======          =======                     =======

Average common and common
 equivalent shares outstanding            12,270                            14,519           12,255                      14,067
                                         =======                           =======          =======                     =======

(2)  Earnings Per Common Share

Earnings per common share was computed based on the following (in thousands, except per share amounts):



                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                      September 30,
                                                      1997              1996              1997            1996
                                                  -------------    -------------     -------------   --------------
Weighted average:
  Common shares outstanding                         13,732             13,616            13,703          13,565
  Primary common share equivalents                     767                432               668             459
  Additional common share equivalents,
      assuming full dilution                            61                 20                61              29
                                                    ======             ======            ======          ======
                                                    14,560             14,068            14,432          14,053
                                                    ======             ======            ======          ======



         Note: Common shares, common share equivalents, and earnings per share for 1996 have been adjusted to reflect the merger of First Houston and a three-for-two stock split effective February 24, 1997. See note (3) below for additional information regarding the stock split.

(3)  Capital Stock

Common Stock

The Company paid first and second quarter cash dividends of $0.055 per share. On July 21, 1997, the Company's board of directors declared a third quarter dividend of $0.055 per share. This dividend was paid on August 11, 1997, to shareholders of record on August 1, 1997.

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

(4)  Trust Preferred Securities

In June 1997, the Company formed Sterling Bancshares Capital Trust I, a trust formed under the laws of the State of Delaware, (the "Trust"). The Company is the owner of all of the beneficial interest represented by common securities of the Trust, and Bankers Trust Company is the Property Trustee. The Trust exists for the exclusive purposes of issuing the Trust Preferred Securities (the "Trust Securities") and investing the proceeds thereof in the 9.28% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures"), issued by the Company, and certain other limited activities. The net proceeds to the Company from the sale of the Junior Subordinated Debentures of approximately $??.? million have been used to repay its outstanding long-term indebtedness of $3.7 million with the balance being invested in short-term investment securities until needed for other general corporate purposes (which could include the financing of one or more future cash acquisitions by the Company).

(5)  Recent Accounting Standards

SFAS No. 128, "Earnings per Share" ("EPS") establishes standards for computing and presenting EPS. It replaces the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the basic EPS computation to the diluted EPS computation. This statement is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods; earlier application is not permitted and all prior period EPS data must be restated. The implementation of SFAS No. 128 should have no material effect on the Company's reported EPS.

SFAS No. 130, "Reporting Comprehensive Income" requires that all components of comprehensive income and total comprehensive income be reported on one of the following (1) the statement of operations, (2) the statement of stockholders' equity or (3) a new separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. This statement does not change the current accounting treatment for components of comprehensive income and thus the implementation of SFAS No. 130 will have no material impact on the Company's Consolidated Financial Statements.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to shareholders. It also requires public companies to report certain information about their products and service, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Implementation of SFAS No. 131 should have no material effect on the Company's Consolidated Financial Statements.


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

FINANCIAL CONDITION

Investments in Subsidiaries

Sterling Bank, is a wholly-owned banking subsidiary. At September 30, 1997, the Company also owned 100% of First Houston and its only subsidiary Houston National Bank. In September 1996, the Company purchased a 40% equity and 44 % voting interest in Sterling Capital Mortgage Company ("SCMC"), an originator and servicer of single family residential mortgage loans headquartered in Houston, Texas. The Company also owns a 100% beneficial interest in Sterling Bancshares Capital Trust I.

Total Assets

The total consolidated assets of the Company as of September 30, 1997, were $1.08 billion, as compared to $851.87 million on the same date in 1996, an increase of $228.13 million or 26.8%. The growth in total assets was due to a combination of internal growth and the opening of de novo offices.

Federal Funds Sold and Federal Funds Purchased

The Bank had federal funds sold of $16.4 million at September 30, 1997. Comparatively, the Bank had $27.6 million in federal funds sold on the same date in 1996, a decrease of $11.2 million or 40.6%. This decrease was due to the reinvestment of excess liquidity into investment securities during 1997.

Loans Held for Investment

As of September 30, 1997, loans held for investment were $618.6 million, as compared to $483.4 million on the same date in 1996, an increase of $135.2 million or 28.0% due primarily to continued strong loan demand. When compared to loans held for investment of $513.4 million on December 31, 1996, the September 30, 1997 loan balance represents a year-to-date $105.2 million increase in internal loan production, net of payoffs, or an annualized percentage increase of 27.4%. At September 30, 1997, loans held for investment as a percentage of assets and deposits were 57.2% and 64.8%, respectively.

The following table summarizes the Bank's loan portfolio by type of loan as of September 30, 1997 (in thousands):

                                                  September 30,     Percent of
                                                      1997            Total
                                                  -------------     ----------
Commercial, financial and industrial                $   234,040         37.83%
Real estate - commercial                                175,402         28.35%
Real estate - residential mortgage                       80,435         13.00%
Real estate - construction                               49,833          8.06%
Installment and other                                    80,727         13.05%
     Less unearned discount                              (1,842)        (0.30)%
                                                    -----------     ----------
         Total loans held for investment            $   618,595     $  100.00%
                                                    ===========     ==========


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

Allowance for Credit Losses

Following is a summary of the changes in the allowance for credit losses for the nine months ended September 30, 1997, and the relationship of the allowance to total loans at September 30, 1997, and December 31, 1996 (in thousands):

Allowance for credit losses, December 31, 1996                                       $ 7,053
Chargeoffs                                                                            (2,010)
Recoveries                                                                               225
Provision for credit losses                                                            2,095
                                                                                     -------
Allowance for credit losses, September 30, 1997                                      $ 7,363
                                                                                     =======

                                                         September 30,           December 31,
                                                              1997                  1996
                                                         -------------           ------------
Loans held for investment at period-end                  $     618,595           $    513,356
Allowance for credit losses                              $       7,363           $      7,053
Allowance as a percent of period-end loans                        1.19%                  1.37%


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

                                                                September 30,        December 31,
                                                                    1997                 1996
                                                              -----------------    -----------------
                                                                          (In thousands)

Nonaccrual loans                                                        $ 3,190              $ 2,535
Restructured loans                                                           44                   45
Accruing loans past due 90 days or more                                     437                  231
                                                              -----------------    -----------------
    Total nonperforming loans                                             3,671                2,811
ORE and other foreclosed assets                                           1,604                2,454
                                                              -----------------    -----------------
    Total nonperforming assets                                          $ 5,275              $ 5,265
                                                              =================    =================

Total nonperforming loans as a % of gross loans                           0.59%                0.62%
Total nonperforming assets as a % of total assets                         0.49%                0.67%

Potential problem loans                                                $ 14,850             $ 12,738
                                                              =================   ==================



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

Deposits

Total deposits as of September 30, 1997, were $954.5 million, as compared to $775.1 million on the same date in 1996, an increase of $179.4 million or 23.1%, resulting from growth in same location deposits, combined with the additional deposits of the new banking offices. When compared to total deposits of $840.3 million on December 31, 1996, the amount at September 30, 1997, represents a year-to-date increase of $114.2 million, as the strong deposit growth experienced in 1996 continued through the three quarters of 1997.

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


CAPITAL RESOURCES AND LIQUIDITY

Shareholders' Equity

The following table displays the changes in shareholders' equity from December 31, 1996, to September 30,1997: (in thousands)


Equity, December 31, 1996                                          $ 67,004
  Net earnings                                                        9,528
  Sale of preferred stock                                             1,226
  Sale of common stock                                                1,217
  Cash dividends paid                                                (1,987)
  Net change in net unrealized losses on AFS securities                  34
                                                                   ========
Equity, September 30, 1997                                         $ 77,022
                                                                   ========

The Company's risk based capital ratios remain above the levels designated as "Well Capitalized" on September 30, 1997, with Tier-1 Capital, Total Risk-Based Capital, and Leverage Capital Ratios of 13.44%, 15.42%, and 13.18%, respectively.

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

RESULTS OF OPERATIONS

Net Income

Net income for the nine month period ended September 30, 1997, was $9.5 million as compared to $8.6 million for the same period in 1996, an increase of approximately $900,000 or 10.5%. For the nine months ended September 30, 1997, net income was impacted by a special charge for acquisition and mergers costs of approximately $826,000 and approximately $1,925,000 in additional expenses incurred as a result of the opening of the three new banking offices since August 1996.

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

The following schedule gives a comparative analysis of the Company's daily average interest-earning accounts and interest-bearing accounts for the nine-month periods ended September 30, 1997 and 1996:



                   CONSOLIDATED AVERAGE BALANCE SHEET SCHEDULE
                   NET INTEREST INCOME AND NET INTEREST MARGIN

                                                                             Nine Months Ended September 30,
                                                                                 (Dollars in thousands)
                                                                       1997                                   1996

                                                        Average                   Average       Average                  Average
                                                        Balance      Interest    Yield/Rate     Balance     Interest    Yield/Rate
                                                      ---------------------------------------   ----------------------------------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial institutions   $  13,577      $     549          5.41%  $    7,531    $     298      5.29%
Federal funds sold                                       31,019          1,261          5.44%      21,750          879      5.40%
Investment securities (taxable)                         223,115         10,318          6.18%     183,715        8,157      5.93%
Investment securities (tax-exempt)                       21,960            829          5.05%      22,268          844      5.06%
Loans, net of unearned discount (taxable)               602,261         44,544          9.89%     478,381       35,145      9.81%
Loans, net of unearned discount (tax-exempt)                891             51          7.65%         750           44      7.84%
                                                      ---------      ---------          ----   ----------    ---------      ----
  Total Interest Earning Assets                       $ 892,823      $  57,552          8.62%  $  714,395    $  45,367      8.48%

Noninterest Earning Assets:
Cash and due from banks                               $  67,361                                $  56,310
Premises and equipment, net                              28,189                                   20,346
Other assets                                             18,658                                   14,296
Allowance for credit losses                              (7,384)                                  (6,786)
                                                      ---------                                ---------
  Total Noninterest Earning Assets                    $ 106,824                                $  84,166

  TOTAL ASSETS                                        $ 999,647                                $ 798,561
                                                      =========                                =========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                           $ 417,671      $   9,782          3.13%  $ 330,715     $   7,534      3.04%
Certificates and other time deposits                    199,936          7,611          5.09%    174,781         6,434      4.92%
Other borrowings                                         16,670            621          4.98%      7,763           267      4.59%
Debentures and notes payable                              2,079            147          9.45%      5,093           308      8.08%
                                                      ---------      ---------          ----   ---------     ---------      ----
  Total Interest Bearing Liabilities                  $ 636,356      $  18,161          3.82%  $ 518,352     $  14,543      3.75%

Noninterest Bearing Liabilities:
Demand deposits                                       $ 271,632                                $ 214,264
Other liabilities                                         6,411                                    4,526
Trust preferred securities                               12,848
Shareholders' equity                                     72,400                                   61,419
                                                      ---------                                ---------
  Total Noninterest Bearing Liabilities               $ 363,291                                $ 280,209

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 999,647                                $ 798,561
                                                      =========                                =========

NET INTEREST INCOME & MARGIN                                         $  39,391          5.90%                $  30,824      5.76%
                                                                     =========          ====                 =========      ====

NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)                        $  39,851          5.97%                $  31,287      5.85%
                                                                     =========          ====                 =========      ====

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

                                                         September 30, 1997
                                                              Expense
                                                         ------------------
New initiatives:

    Three new banking offices                               $      1,925
    Technology                                                       460
    Marketing                                                        190
    Merger of First Houston                                          826
                                                            ------------
         Total expenses for new initiatives                 $      3,401
                                                            ============

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

                                        Sterling Bancshares, Inc.
                                             (Registrant)



                                        By: /s/ GEORGE MARTINEZ
                                            ------------------------
                                            George Martinez
                                            (Chief Executive Officer
                                            and Principal Financial Officer)

                                EXHIBIT INDEX


                        27 -- Financial Data Schedule