Form 10-K405
period 1997-12-31
STERLING BANCSHARES INC
filed 1998-03-19
CIK 891098

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K
     (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM________TO________

                            ------------------------

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 466-8300
                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
          -------------------                     ---------------------
                 NONE                                      N/A

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    TITLE OF EACH CLASS                  SHARES OUTSTANDING AT DECEMBER 31, 1997
    -------------------                  ---------------------------------------
Common Stock, $1 Par Value                             13,760,320
                            ------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of February 27, 1998, was $251,298,600 based on the closing sales price of $15.00 on such date.

     As of March 1, 1998, registrant had outstanding 20,799,863 shares of Common Stock, $1.00 par value as adjusted to reflect the three-for-two stock split effective February 20, 1998.

     DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998 (Part III)

================================================================================


                            Page 1 of 60 Total Pages

PART -- I

ITEM 1 -- BUSINESS

GENERAL

Sterling Bancshares, Inc. (the "Company"), headquartered in Houston, Texas, is a bank holding company that provides commercial and retail banking services in Houston, Texas through the community banking offices of Sterling Bank, a banking association chartered under the laws of the State of Texas (the "Bank"). The Company's principal executive offices are located at 15000 Northwest Freeway, Houston, Texas, 77040 and its telephone number is (713) 466-8300. The Company was incorporated under the laws of the State of Texas in 1980 and became the parent bank holding company of the Bank in 1981. The Bank was chartered in 1974. The Company completed its initial public offering on October 22, 1992. The Company had approximately 461 full time equivalent employees, including 117 officers, as of December 31, 1997. At December 31, 1997, the Company had total assets of $1.2 billion, deposits of $1.0 billion and shareholders' equity of $80.0 million.

FINANCIAL SERVICES

The Bank provides a wide range of retail and commercial banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; merchant credit card services; letters of credit; cash management services; and drive-in banking services. In addition, the Bank facilitates sales of brokerage, mutual funds, and insurance products through third-party vendors. The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The primary lending focus of the Bank is on commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300,000 to $30 million. Typically, the Bank's customers have financing requirements between $100,000 and $500,000. The Bank does not seek loans of more than $2 million but will consider larger lending relationships which involve exceptional levels of credit quality. The Bank's credit range, while well below its legal lending limit of $12 million, allows for greater diversity in the loan portfolio, less competition from large banks, and better pricing opportunities.

SUPERCOMMUNITY BANKING STRATEGY

The Company's business strategy is generally known as a supercommunity bank strategy. Under this strategy, the Company provides a broad line of financial products and services to small and medium-sized businesses and consumers through full service community banking offices. Each banking office has senior management, with significant lending experience, who exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The Company believes that its emphasis on local relationship banking, together with a conservative approach to lending and resultant high asset quality, are important factors in the success and growth of the Bank.

The Company and the Bank have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school, religious and community development activities. Each banking office also appoints selected customers to a business development board that assists in introducing prospective customers to the Bank and in developing or improving products and services to meet customer needs. As a result of the development of broad banking relationships with customers and the convenience and service of the Bank's sixteen banking offices, lending and investing activities are funded almost entirely by core deposits, approximately three-fourths of which are demand and savings deposits.

The Company centralizes operational and support functions that are transparent to customers in order to achieve consistency and cost efficiencies in the delivery of products and services by each banking office. The central office of the Company provides services such as data processing, bookkeeping, accounting, loan administration, loan review, compliance, legal management, and internal auditing to all sixteen community banking offices to enhance their ability to compete effectively. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management, and other financial and administrative services. The community banking offices work closely with the Company to develop new products and services needed by their customers and introduce enhancements to existing products and services.

EXPANSION

The Company's growth strategy has been concentrated on increasing its community banking presence in its existing markets, and expanding into new communities within the greater Houston area in response to the express needs of those communities. The Company has grown through a combination of internal growth, mergers and acquisitions, and the opening of new community banking offices.

On February 17, 1998, the Company entered into an Agreement and Plan of Consolidation (the "Consolidation Agreement") to acquire Humble National Bank ("Humble National") in a stock-for-stock merger. At December 31, 1997, Humble National had total assets of $54.2 million and total deposits of $49.6 million. Humble National operates a full service banking office at FM 1960 East Bypass and U.S. Highway 59 in the Humble area of northeast Houston, as well as three in-store supermarket locations in Humble, Atascocita and Porter, Texas. The Consolidation Agreement, which is subject to the approval of the Humble National shareholders and various banking regulatory agencies, provides for the issuance of 855,000 shares (after the February 1998 stock split) of the common stock of the Company to the shareholders of Humble National in exchange for all of the issued and outstanding shares of Humble National common stock.

On September 30, 1997, the Company completed the acquisition of First Houston Bancshares, Inc. ("First Houston") and its wholly owned subsidiary bank, Houston National Bank ("Houston National"), in a stock-for-stock merger which has been accounted for as a pooling of interests. The shareholders of First Houston were issued 0.69 shares of common stock of the Company in exchange for each of their shares of First Houston common stock and 6.9 shares of the Company's common stock for each of their shares of First Houston preferred stock, resulting in the issuance of a total of 1,686,014 shares of the Company's common stock. The acquisition of First Houston added $135 million in total assets and $125 million in total deposits to the Company's balance sheet. All previously issued financial statements have been restated to reflect the acquisition of First Houston. On October 27, 1997, Houston National was merged into the Bank adding the Bayou Bend Office at 5757 Memorial Drive as the Bank's fifteenth banking office.

In September 1996, the Bank acquired a 40% equity interest and a 44% voting interest in Sterling Capital Mortgage Company ("SCMC"), a Houston-based originator and servicer of single family residential mortgages. SCMC has loan production offices throughout Texas and in Arizona, Colorado, Florida, Illinois, Nevada, and North Carolina. For the year ended December 31, 1997, SCMC funded approximately $600 million in residential mortgage loans. A substantial portion of SCMC's loan production is generated through joint ventures known as affiliated business arrangements with established home builders, realtor-based organizations, and banking trade associations.

On December 31, 1993, the Company purchased Enterprise Bank - Houston ("Enterprise") for $15 million. Throughout 1994, the Company operated Enterprise as a separate banking subsidiary with three community banking offices. On March 4, 1994, the Company merged with Guardian Bancshares, Inc. ("Guardian"), the parent company of Guardian Bank of Houston, which had deposits of approximately $90 million, in a transaction accounted for as a pooling of interests. The Company operated Guardian as a separate bank subsidiary until it was merged with and into the Bank concomitantly with Enterprise on January 3, 1995.

During 1996, the Company opened two new community banking offices, the first in the Upper Kirby district of central Houston, and the second in the Galleria area of Houston. The Company opened a full service office in the Cypress Station area, north of the city, in January 1997. In January 1998, the Bank opened its sixteenth office on Spencer Highway in Pasadena, Texas. The Company has entered into a lease agreement for another banking office to be located in the Fountains on the Lake shopping center in Fort Bend County at Corporate Drive and U.S. Highway 59. The opening of this new office is subject to receipt of all required regulatory approvals and is expected to occur during the second quarter of 1998.

The Company will continue to seek acquisition and new office opportunities where available and consistent with its community banking philosophy. To accommodate further growth, the Company continues to upgrade its central office data processing and telecommunication systems and facilities to provide the Company with the technological capacity necessary to meet the needs and expectations of its customers and accommodate further growth in the Company's assets and number of offices.

COMPETITION

The Bank engages in highly competitive activities. Each activity and market served involves competition with other banks, as well as with non-banking and non-financial enterprises which offer financial products and services that compete directly with the Bank's product and service offerings. The Bank actively competes with other banks in its efforts to obtain deposits and make loans, in the scope and types of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of banking.

In addition to competing with other commercial banks within and outside their primary service area, the Bank competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations and other enterprises. In recent years, competition for funds from securities brokers for money market accounts has also intensified. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds. The Bank also competes with a variety of other institutions in the provision of brokerage services.

SUPERVISION AND REGULATION_

References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

THE BANK HOLDING COMPANY

The Company and its second tier holding company, Sterling Bancorporation, Inc., are bank holding companies registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), and are subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and policies. In addition, Texas law authorizes the Texas Department of Banking to supervise and regulate a holding company controlling a state bank.

PERMISSIBLE ACTIVITIES

As a bank holding company, the activities of the Company, as well as the activities of entities which are controlled by the Company or of which the Company owns 5% or more of the voting securities, are limited by the BHCA to banking, management and control of banks, furnishing or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be incidental or closely related to banking or managing or controlling banks. In approving acquisitions by the Company of entities engaged in banking-related activities, the Federal Reserve Board considers a number of factors, including the expected benefits to the public, such as greater convenience and increased competition or gains in efficiency, which are weighted against the risks of possible adverse effects, such as an attempt to monopolize the business of banking, undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

NON-BANKING ACTIVITIES

The BHCA sets forth exceptions to its general prohibition against bank holding company ownership of voting shares in any company engaged in non-banking activities. The exceptions include certain activities exempt based upon the type of activity and those determined by the Federal Reserve Board to be closely related to banking or managing or controlling banks. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), signed into law on September 30, 1996, streamlined the non-banking activities application process for bank holding companies which qualified as well-capitalized and well-managed. Under the EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking related activity if they provide 12 days prior notice to the Federal Reserve Board, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding companies and the consideration does not exceed 15% of Tier 1 capital (which is more fully described below).

SAFETY AND SOUNDNESS STANDARDS

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expanded the Federal Reserve Board's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, FIRREA increased the amount of civil money penalties which the Federal Reserve Board can assess for certain activities conducted on a knowing and reckless basis, if those activities cause a substantial loss to a depository institution. The penalties can be as high as $1 million per day. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

On July 10, 1995, the four federal agencies that regulate banks and savings associations (FDIC, Federal Reserve Board, OCC and the Office of Thrift Supervision) jointly issued guidelines for safe and sound banking operations (Interagency Guidelines Establishing Standards for Safety and Soundness) as required by Section 132 of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). The guidelines identify the fundamental standards that the four agencies follow when evaluating the operational and managerial controls at insured institutions. An institution's performance will be evaluated against these standards during the regulators' periodic on-site examinations.

CAPITAL ADEQUACY REQUIREMENTS

The Federal Reserve Board monitors the capital adequacy of bank holding companies. The Bank is subject to the capital adequacy requirements promulgated by the FDIC and the Texas Department of Banking.

The Federal Reserve Board has adopted a system using risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-related" asset base. Certain off balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. In addition, the guidelines define each of the capital components. Total capital is defined as the sum of "core capital elements" ("Tier 1") and "supplemental capital elements" ("Tier 2"), with "Tier 2" being limited to 100% of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common shareholders' equity, perpetual preferred stock, and minority interest in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the reserve for credit losses. The guidelines require achievement of a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% is required to be comprised of "Tier 1" capital elements). At December 31, 1997, the Company's ratios of "Tier 1" and "Total" capital-to-risk-weighted assets were 12.45%, and 13.56%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC have adopted the use of a minimum Tier 1 leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The banking organization's Tier 1 leverage ratio is defined to be a company's "Tier 1" capital divided by its average total consolidated assets. The leverage ratio adopted by the federal banking agencies requires a minimum 3.0% "Tier 1" capital to total assets ratio for institutions with the highest regulatory rating. All other institutions will be expected to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 1997 of 11.05% significantly exceeded the regulatory minimum.

IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES

A bank holding company that fails to meet the applicable risk-based capital standards will be at a disadvantage. For example, Federal Reserve Board policy discourages the payment of dividends by a bank holding company from borrowed funds as well as payments that would adversely affect capital adequacy. Failure to meet the capital guidelines may result in institution of appropriate supervisory or enforcement actions by the Federal Reserve Board. FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels.

AUDIT REPORTS

As of January 1, 1994, FDICIA amended the Federal Deposit Insurance Act to include provisions to strengthen the ability of the banking regulatory system to identify deficiencies in financial management of insured deposit institutions. The regulations promulgated by the FDIC to implement this part of FDICIA require depository institutions with assets of $500 million or more to conform to the new procedures. Commencing in 1996, the Bank qualified as an institution with assets of more than $500 million and became subject to the audit and reporting requirements of FDICIA. FDICIA requires insured institutions to submit annual audit reports prepared by independent auditors to federal and state regulators. The audit report of the institution's holding company can be used to satisfy this requirement. Auditors must apply procedures agreed to by the FDIC to determine compliance by the institution or holding company with legal requirements designated by FDICIA. The annual audit report must include financial statements prepared in accordance with generally accepted accounting principles, statements concerning management's responsibility for the financial statements and internal controls designated by the FDIC, and an attestation by the auditor regarding the statements of management. For certain large institutions, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting solely of outside directors. The Company has an audit committee comprised of outside directors who are certified public accountants and, therefore, is in compliance with the requirements for large institutions.

ACQUISITIONS BY BANK HOLDING COMPANIES

Federal Reserve Board Approval. The BHCA requires a bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more that 5% of the voting shares of such bank. In approving bank acquisitions, the Federal Reserve Board considers the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Attorney General of the United States may, within 30 days after approval of an acquisition by the Federal Reserve Board, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

Mergers of Banks and Thrifts. FDICIA has eased restrictions on cross-industry mergers. Members of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") are generally allowed to merge, assume each other's deposits, and transfer assets in exchange for an assumption of deposit liabilities. A formula applies to treat insurance assessments relating to acquired deposits as if they were still insured through the acquired institutions' insurance fund. The transaction must be approved by the appropriate federal banking regulator. In considering such approval, the regulators take into account applicable capital requirements, certain interstate banking restrictions, and other factors.


COMMUNITY REINVESTMENT ACT

The Community reinvestment Act of 1977 ("CRA") and the regulations promulgated by the FDIC to implement CRA are intended to ensure that banks meet the credit needs of their service area, including low and moderate income communities and individuals, consistent with safe and sound banking practices. In 1995, the bank regulatory agencies adopted final regulations for implementing CRA. These regulations effect extensive changes to the existing procedures for determining compliance with CRA. The CRA regulations also require the banking regulatory authorities to evaluate a bank's record in meeting the needs of its service area when considering applications to establish new offices or consummate any merger or acquisition transaction. Under FIRREA, the federal banking agencies are required to rate each insured institutions performance under CRA and to make such information publicly available. In the case of an acquisition by a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed as part of the processing of the acquisition application. A CRA rating other than `outstanding' or `satisfactory' can substantially delay or block the transaction.

INTERSTATE BANKING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Branching Act") has increased the ease and likelihood of interstate acquisitions throughout much of the United States. The Interstate Branching Act removes state law barriers to acquisitions in all states and allows multi-state banking operations to merge into a single bank with interstate branches. Interstate banking and branching authority will be subject to certain conditions and restrictions, such as capital adequacy, management and Community Reinvestment Act compliance. The Interstate Bank Act preempts existing barriers that restrict entry into all states - such as regional compacts and reciprocity agreements - thus creating opportunities for expansion into markets that were previously closed. Under the law, bank holding companies are now able to acquire banks in any state, subject to certain conditions. Banks acquired pursuant to this authority may subsequently be converted to branches. Interstate branching is permitted by allowing banks to merge across state lines to form a single institution. Interstate merger transactions can be used to consolidate existing multi-state operations or to acquire new branches. A bank may establish a new branch as its initial entry into a state only if the state has authorized de novo branching. In addition, out-of-state banks may merge with a single branch of a bank if the state has authorized such a transaction. The Federal Reserve Board, however, will only allow the acquisition by a bank holding company of an interest in any bank located in another state if the statutory laws of the state in which the target bank is located expressly authorize such acquisitions. The interstate branching provisions became effective on June 1, 1997, unless a state took action before that time. Texas elected to "opt out" of the Interstate Branching Act. Despite Texas' having opted out of the Riegle-Neal Act, the Texas Banking Act permits, in certain circumstances, out-of-state bank holding companies to acquire certain existing banks and bank holding companies in Texas.

STERLING BANK

The Bank is a Texas-chartered banking association, the deposits of which are insured by the FDIC, and is not a member of the Federal Reserve System. Therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking. Pursuant to such regulation, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. The Federal Reserve Board also has supervisory authority which directly affects the Bank. The Bank is a member of the Federal Home Loan Bank and, therefore, is subject to compliance with its requirements.

PERMISSIBLE ACTIVITIES FOR STATE-CHARTERED INSTITUTIONS

The Texas Constitution provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the BIF.

BRANCHING

Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Commissioner of the Texas Department of Banking (the "Commissioner"). The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community, and consistency with corporate powers. There are no federal limitations on the ability of insured non-member state banks to branch across state lines; however, such branching would be subject to applicable state law restrictions.

RESTRICTIONS ON SUBSIDIARY BANKS

Dividends paid by the Bank are the primary source of the Company's cash flow. Although the Bank elected in August 1997 to temporarily suspend the payment of dividends to the Company and to use the proceeds from the issuance of $28.75 million of trust preferred securities by Sterling Bancshares Capital Trust I to meet the Company's current cash flow needs, the Bank is expected to provide substantially all of the Company's cash flow in the foreseeable future. Under federal law, the Bank may not pay a dividend that results in an "undercapitalized" situation. At December 31, 1997, there was an aggregate of approximately $24.2 million available for the payment of dividends by the Bank to the Company without prior regulatory approval.

Other requirements in Texas law affecting the operation of subsidiary banks, include requirements relating to maintenance of reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and limitations relating to investments and other activities.

EXAMINATIONS

The FDIC periodically examines and evaluates insured banks. FDIC examinations are conducted every 12 months. FDICIA authorized the FDIC to assess the institution for its costs of conducting the examinations.

The Commissioner also conducts examinations annually, unless additional examinations are deemed necessary to safeguard the interests of shareholders, depositors and creditors. The Commissioner may accept the results of a federal examination in lieu of conducting an independent examination. However, since the total assets of the Bank exceeded $1 billion at December 31, 1997, the FDIC and the Texas Department of Banking will jointly examine the Bank on an annual basis.

DEPOSIT INSURANCE ASSESSMENTS

The FDIC is required by the Federal Deposit Insurance Act to assess deposit insurance premiums on all banks in order to adequately fund the BIF so as to resolve any insured institution that is declared insolvent by its primary regulator. FDICIA required the FDIC to establish a risk-based deposit insurance premium schedule. The risk-based assessment system is used to calculate a depository institution's semi-annual deposit insurance assessment based upon the designated reserve ratio for the deposit insurance fund and the probability and extent to which the deposit insurance fund will incur a loss with respect to the institution. In addition, the FDIC can impose special assessments to cover the cost of borrowings from the U.S. Treasury, the Federal Financing Bank, and BIF member banks.

Under the current risk-based assessment system, each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. Institutions assigned to higher-risk categories, which are institutions that pose a greater risk of loss to their respective deposit insurance funds, pay assessments at higher rates than institutions that pose a lower risk.

In 1995, the FDIC amended its regulations to change the range of deposit insurance assessments charged to BIF-members from the then-prevailing range of 0.23% to 0.31% of deposits, to a range of 0.04% to 0.31% of deposits. In connection with the new rate schedule, the FDIC established a process for raising or lowering all rates for BIF-insured institutions semi-annually if conditions warrant. Under this new system, the FDIC has the flexibility to adjust the entire BIF assessment rate schedule twice a year without seeking public comment first, but only within a range of five basis points or five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five basis points or five cent range above or below the current schedule can be made by the FDIC only after following full rulemaking procedures.

Utilizing its authority to adjust the assessment rate schedule, the FDIC adjusted the original schedule by reducing the assessment rates four basis points effective January 1, 1996. Therefore, the range of deposit insurance assessment for the BIF-member institutions is currently between 0% and 0.27% of deposits. BIF-member institutions which qualify under the 0% assessment category are, however, required to pay only the $1,000 minimum semi-annual assessment required by federal statute. Since both the Bank and Houston

National qualified for the 0% assessment, each bank was assessed the minimum amount of $2,000 for the year ended December 31, 1997.

EGRPRA contains a comprehensive approach for recapitalizing the SAIF in order to bring it into parity with the BIF and to assure payment of the Financing Corporation's ("FICO") bond obligations. Under EGRPRA, BIF members are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporations ("FSLIC") in 1987. The amount of FICO debt service to be paid by all BIF-insured institutions is estimated at $0.1296 per $100 of deposits from 1997 until the year 2000, when the obligations of BIF-insured institutions increases to $0.240 per $100 of deposits annually through the year 2019.

EXPANDING ENFORCEMENT AUTHORITY

One of the major additional impacts imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

EFFECT ON ECONOMIC ENVIRONMENT

The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

CONSUMER LAWS AND REGULATIONS

In addition to these laws and regulations, banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

YEAR 2000 COMPLIANCE

On May 5, 1997, the Federal Financial Institutions Examination Council ("FFIEC") which is comprised of the four major banking regulatory agencies promulgated guidelines that federally supervised financial institutions are expected to follow to ensure that their information processing systems are Year 2000 compliant. The Year 2000 guidelines delineate specific actions and conversion efforts which financial institutions should address and implement as part of the Year 2000 planning process. The guidelines identify five critical phases which each financial institution must incorporate into its Year 2000 program. The Year 2000 guidelines also address external and operating issues which must be evaluated in the planning process. The federal banking agencies have indicated that they will conduct supervisory reviews of all depository institutions by mid-1998 and follow-up assessments throughout the remainder of 1998 and during 1999 and, if necessary, will schedule comprehensive on-site examinations to evaluate the adequacy of each bank's Year 2000 plans and conversion programs. In furtherance of the supervisory responsibilities of the bank regulatory agencies, the FFIEC issued examination guidelines in December 1997 for evaluating the Year 2000 readiness of all federally supervised financial institutions and data centers. The examination guidelines direct the federal banking regulatory agencies to assess (i) each institution's information, accounting and risk control systems, (ii) the awareness and commitment of both the board of directors and management's to Year 2000 issues,
(iii) the allocation of resources and personnel to Year 2000 planning, (iv) the scope and integrity of the institution's assessment, planning and corrective efforts, (v) the scope and adequacy of testing plans, (vi) the reliance on vendors and third party providers and the testing and validation of their applications and systems, and (vii) the institution's assessment of the impact of Year 2000 risks on bank customers, particularly with respect to credit relationships. If the appropriate regulatory authority determines that the examined institution has not appropriately addressed potential Year 2000 risks and planning considerations, prompt corrective action or other enforcement action may be taken. Both the Federal Reserve Board and the FDIC have conducted on-site reviews of the Company's Year 2000 plan and compliance efforts and, while no formal examination reports are being issued by the banking regulators, they have indicated their satisfaction with the Company's Year 2000 plan and the actions taken to date. Further information regarding the Company's Year 2000 plan and related initiatives is discussed further on page 14 at "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 2 -- PROPERTIES

The principal executive offices of the Company and the Bank, as well as the Company's data processing operations and management information systems, are located at 15000 Northwest Freeway, Houston, Texas, 77040, in a building owned by the Bank. In addition to its principal office, the Bank owns seven other community banking offices located at 414 West 19th Street at Ashland, 2201 Mangum Road at Dacoma, 4600 Gulf Freeway at Dumble, 855 F.M. 1960 West at Red Oak, 6333 FM 1960 West at Champions Drive, 6985 Highway 6 North at FM 529, and 5757 Memorial Drive. As of December 31, 1997, the Bank also leased eight other community banking offices throughout the greater Houston area. The Company has also entered into an agreement to lease a 5,500 square foot banking office, together with a motor bank facility, in the Fountains on the Lake shopping center at Corporate Drive and U.S. Highway 59 in Fort Bend County which is expected to open during the second or third quarter of 1998. In addition, the Bank owns its loan operations center which is located on a tract of land next to the Mangum office that is covered by a ground lease agreement.

ITEM 3 -- LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is presently involved in any material legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1997.

PART -- II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

The following table sets forth, per share of the Company's common stock, the high and low stock prices as quoted on the NASDAQ National Market System and the dividends paid thereon for each quarter of the last two fiscal years. As noted below, current and prior year information has been restated to reflect all stock splits occurring prior to the issuance of this report.

1997                  HIGH          LOW       DIVIDEND
                   ----------   ----------   ----------
  First quarter    $    11.00   $     8.11   $   0.0367
  Second quarter        12.50         9.00       0.0367
  Third quarter         13.67        11.58       0.0367
  Fourth quarter        15.00        12.17       0.0367

1996
  First quarter    $     6.22   $     5.00   $   0.0311
  Second quarter         6.89         5.89       0.0311
  Third quarter          6.78         6.11       0.0311
  Fourth quarter         8.39         6.22       0.0311

On January 27, 1997, the Company's directors declared a three-for-two stock split (effected as a 50% stock dividend) to shareholders of record on February 10, 1997, with shares distributed on February 24, 1997. Concurrently with the 1997 stock split, the Company declared a quarterly $0.0367 cash dividend (computed on an "after-split" basis) payable on February 24, 1997, to shareholders of record on February 10, 1997.

On January 26, 1998, the Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend) of the Company's common stock distributed on February 20, 1998, to shareholders of record on February 6, 1998. Concurrently with the 1998 stock split, the Company declared a quarterly $0.04 cash dividend (computed on an "after-split" basis) payable on February 20, 1998, to shareholders of record on February 6, 1998. The Company intends to continue to pay a dividend at the rate of $0.04 per share quarterly throughout 1998. The 1997 and 1996 quarterly information disclosed above is reflective of both the 1998 and 1997 stock split.

As of March 1, 1998, there were 686 shareholders of record of common stock. The number of beneficial shareholders is unknown to the Company at this time.

The Company's stock trades through the National Market System of the NASDAQ under the symbol SBIB.

DESCRIPTION OF CAPITAL STOCK

AUTHORIZED CAPITAL STOCK

The authorized capital stock of the Company consists of (i) 30,000,000 shares of Common Stock, $1.00 per share par value, of which 13,760,320, (20,640,480 restated for the 1998 stock split) were issued and outstanding as of December 31, 1997 and (ii) 1,000,000 shares of Preferred Stock, $1.00 per share par value

("Preferred Stock"), issuable in series, of which 49,500 shares of Series A, 38,880 shares of Series B, 38,500 shares of Series C and 50,233 shares of Series D Convertible Preferred Stock were issued and outstanding as of December 31, 1997. As of December 31, 1997, an additional 346,547 (519,820 restated for the 1998 stock split) shares of Common Stock were issuable upon exercise of the Company's vested outstanding employee stock options and pursuant to outstanding subscriptions under the Company's Employee Stock Purchase Plan.

The following discussion of the terms and provisions of the Company's capital stock is qualified in its entirety by reference to the Company's Articles of Incorporation and bylaws, copies of which are included as exhibits.

COMMON STOCK

All outstanding shares of Common Stock are fully paid and nonassessable. There are no preemptive, conversion, subscription, redemption or repurchase rights associated with shares of Common Stock, except as exist under the 1994 Incentive Stock Option Plan and the 1994 Employee Stock Purchase Plan. Each holder of shares of Common Stock is entitled to one vote for each share held of record as to all matters requiring a shareholder vote. Holders of shares of Common Stock are not entitled to cumulative voting rights in the election of directors. Upon the dissolution of the Company, the holders of Common Stock would be entitled to participate ratably in the assets available for distribution after satisfaction of the claims of creditors of the Company and of holders of any series of Preferred Stock having a liquidation preference, to the extent of such preference.

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

Funds for the payment of dividends by the Company are obtained primarily from dividends received from the Bank. Certain restrictions exist regarding the ability of the Bank to pay dividends to the Company. Under federal law, the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized." The regulators of the Bank and the Company may administratively impose stricter limits on the ability of the Bank to pay dividends to the Company.

The Bank is also subject to risk based capital rules which restrict its ability to pay dividends. The risk based capital rules set an explicit schedule for achieving minimum capital levels in relation to risk weighted assets. The Bank has been required to meet a minimum ratio of total capital to risk weighted assets of 8.0%. As of December 31, 1997, the Bank was in compliance with all capital requirements.

Effective March 15, 1997, Harris Trust and Savings Bank was appointed as the transfer agent and registrar for the Common Stock.

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

ITEM 6 -- SELECTED FINANCIAL DATA

The following table sets forth summary historical data for the Company for the periods indicated. Since Enterprise was acquired on December 31, 1993, but after close of business operations for the year, historical results of operations for 1993 do not include Enterprise data. Balance sheet data and related ratios, however, include Enterprise financial information on the consolidated basis for 1993 and subsequent periods. Since the Guardian merger during 1994 and the First Houston merger during 1997 were accounted for using the "pooling of interests" method, all data prior to the respective mergers have been restated to include Guardian and First Houston balance sheet data and historical results of operations. All per share data amounts have been restated for the 1998 stock split.

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                              1997         1996
                                                                                          ----------   ----------
                                                                                          (In thousands except for
                                                                                             per share amounts)
SUMMARY OF INCOME:
Interest income                                                                           $   79,268   $   62,171
Interest expense                                                                              24,785       19,807
                                                                                          ----------   ----------
Net interest income                                                                           54,483       42,364
Provision for credit losses                                                                    2,945        2,343
Noninterest income                                                                             9,739        8,598
Noninterest expense                                                                           41,618       32,354
                                                                                          ----------   ----------
Income before income taxes                                                                    19,659       16,265
Income taxes                                                                                   6,576        5,112
                                                                                          ==========   ==========
Net income                                                                                $   13,083   $   11,153
                                                                                          ==========   ==========

PER SHARE DATA:
Basic earnings per share                                                                  $     0.64   $     0.55
Diluted earnings per share                                                                $     0.61   $     0.53
Book value per share at period-end                                                        $     3.88   $     3.30
Tangible book value per share at period-end                                               $     3.80   $     3.21
Shares used in computing basic earnings per share                                             20,573       20,370
Shares used in computing diluted earnings per share                                           21,605       21,222

BALANCE SHEET DATA (at period-end):
Total assets                                                                              $1,182,877   $  922,330
Loans, net of unearned discount                                                              738,111      554,325
Allowance for credit losses                                                                    7,377        7,053
Investment securities                                                                        276,901      205,465
Deposits                                                                                   1,022,220      840,344
Notes payable and senior debentures                                                               --        4,000
Company-obligated manditorily redeemable trust preferred securities of subsidiary trust       28,750           --
Shareholders' equity                                                                          79,984       67,004

SELECTED PERFORMANCE RATIOS:
Return on average assets                                                                        1.27%        1.37%
Return on average shareholders' equity                                                         17.62%       17.74%
Dividend payout ratio                                                                          21.23%       24.30%
Net interest margin (tax equivalent)                                                            5.98%        5.89%

ASSET QUALITY RATIOS:
Nonperforming loans to total period-end loans                                                   0.62%        0.53%
Period-end nonperforming assets to total assets                                                 0.44%        0.58%
Period-end allowance for credit losses to nonperforming loans                                 161.78%      239.25%
Period-end allowance for credit losses to total loans                                           1.00%        1.27%
Net charge-offs to average loans                                                                0.42%        0.36%

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits                                                              68.49%       66.68%
Period-end shareholders' equity to total assets                                                 6.76%        7.26%
Average shareholders' equity to average assets                                                  7.21%        7.70%
Period-end Tier 1 capital to risk weighted assets                                              12.45%       10.50%
Period-end total capital to risk weighted assets                                               13.56%       11.63%
Period-end Tier 1 leverage ratio (tangible shareholders' equity to total average assets)       11.05%        8.02%


                                                                                                 Year Ended December 31,
                                                                                          ------------------------------------
                                                                                             1995         1994         1993
                                                                                          ----------   ----------   ----------
                                                                                       (In thousands except for per share amounts)
SUMMARY OF INCOME:
Interest income                                                                           $   54,268   $   44,475   $   30,705
Interest expense                                                                              17,271       12,444        8,214
                                                                                          ----------   ----------   ----------
Net interest income                                                                           36,997       32,031       22,491
Provision for credit losses                                                                    1,149        1,426        1,051
Noninterest income                                                                             8,068        7,740        5,056
Noninterest expense                                                                           29,829       27,171       18,083
                                                                                          ----------   ----------   ----------
Income before income taxes                                                                    14,087       11,174        8,413
Income taxes                                                                                   4,404        3,472        2,497
                                                                                          ==========   ==========   ==========
Net income                                                                                $    9,683   $    7,702   $    5,916
                                                                                          ==========   ==========   ==========

PER SHARE DATA:
Basic earnings per share                                                                  $     0.48   $     0.40   $     0.31
Diluted earnings per share                                                                $     0.47   $     0.40   $     0.31
Book value per share at period-end                                                        $     2.85   $     2.30   $     2.22
Tangible book value per share at period-end                                               $     2.75   $     2.18   $     2.07
Shares used in computing basic earnings per share                                             20,177       19,110       18,918
Shares used in computing diluted earnings per share                                           20,555       19,286       19,131

BALANCE SHEET DATA (at period-end):
Total assets                                                                              $  767,972   $  672,616   $  610,075
Loans, net of unearned discount                                                              441,375      372,538      325,268
Allowance for credit losses                                                                    6,465        6,317        5,477
Investment securities                                                                        216,376      214,494      201,455
Deposits                                                                                     687,125      607,899      533,701
Notes payable and senior debentures                                                            5,800        8,050       12,900
Company-obligated manditorily redeemable trust preferred securities of subsidiary trust           --           --           --
Shareholders' equity                                                                          57,280       43,909       40,423

SELECTED PERFORMANCE RATIOS:
Return on average assets                                                                        1.38%        1.22%        1.33%
Return on average shareholders' equity                                                         19.03%       18.00%       14.95%
Dividend payout ratio                                                                          22.20%       20.31%       19.39%
Net interest margin (tax equivalent)                                                            5.95%        5.74%        5.73%

ASSET QUALITY RATIOS:
Nonperforming loans to total period-end loans                                                   0.89%        0.73%        1.03%
Period-end nonperforming assets to total assets                                                 0.74%        0.66%        0.99%
Period-end allowance for credit losses to nonperforming loans                                 163.71%      230.80%      163.64%
Period-end allowance for credit losses to total loans                                           1.46%        1.70%        1.68%
Net charge-offs to average loans                                                                0.25%        0.17%        0.42%

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits                                                              65.72%       61.44%       59.44%
Period-end shareholders' equity to total assets                                                 7.46%        6.53%        6.63%
Average shareholders' equity to average assets                                                  7.25%        6.76%        8.88%
Period-end Tier 1 capital to risk weighted assets                                              11.11%       10.60%        9.72%
Period-end total capital to risk weighted assets                                               12.33%       11.92%       11.17%
Period-end Tier 1 leverage ratio (tangible shareholders' equity to total average assets)        7.44%        6.55%        5.98%

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company's consolidated balance sheets and statements of income. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information incorporated by reference. Since the First Houston merger was accounted for using the "pooling of interests" basis, all prior years have been restated to include First Houston balance sheet data and historical results of operations.

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

RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

Net income for 1997 was $13.1 million, an increase of $1.9 million, or 17.0% over the $11.2 million recorded for 1996. Net income of $11.2 million in 1996 increased $1.5 million, or 15.5% over the $9.7 million recorded for 1995. These increases were primarily due to increased net interest income.

Diluted earnings per share for 1997 was $0.61 as compared to $0.53 for 1996 and $0.47 for 1995. All per share amounts have been restated to reflect the stock splits effective through February 20, 1998.

Two industry measures of the performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net earnings in relation to average total assets and indicates a company's ability to employ its resources profitably. During 1997, the Company's ROA was 1.27%, as compared to 1.37% and 1.38% for 1996 and 1995, respectively. Return on average equity ("ROE") is determined by dividing annual net earnings by average shareholders' equity and indicates how effectively a company can generate net income on the capital invested by its shareholders. During 1997, the Company's annualized ROE was 17.62% compared to 17.74% and 19.03% for 1996 and 1995, respectively.

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

Net interest income for 1997 was $54.5 million, compared to $42.4 million for 1996, an increase of $12.1 million or 28.6%. The improvement in net interest income for 1997 was mainly due to an increase in total interest earning assets, specifically in the loan portfolio. During 1997, the yield on interest earning assets increased 9 basis points, from 8.51% in 1996 to 8.60% in 1997. Total funding costs increased by 5 basis points from 3.76% in 1996 to 3.81% in 1997. For 1997, the net interest margin (net interest income divided by average total interest earning assets) increased 11 basis points to 5.91% from 5.80% in 1996. The improvement in net interest margin is due to the increase in average non-interest bearing deposits and issuance of trust preferred securities (as discussed herein).

Net interest income for 1996 was $42.4 million, up $5.4 million or 14.5% from $37.0 million for 1995. During 1996, the yield on interest earning assets decreased 6 basis points from 8.57% in 1995 to 8.51% in 1996. For 1996 and 1995 total funding costs remained constant at 3.76%. For 1996, the net interest margin (net interest income divided by average total interest-earning assets) decreased 4 basis points to 5.80% from 5.84% for 1995.

To provide a more in-depth analysis of net interest income, the following average balance sheets and net interest income analysis detail the contribution of interest-earning assets to overall net interest income and the impact of the cost of funds:

                                                                             YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------
                                                                        1997                                  1996
                                                        -------------------------------------   ----------------------------
                                                          AVERAGE                  AVERAGE        AVERAGE
                                                          BALANCE     INTEREST       YIELD        BALANCE        INTEREST
                                                        -----------  -----------  -----------   ------------   -----------
                                                                                    (In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits in financial institutions     $    18,552  $     1,020         5.50%  $    10,310    $       540
Federal funds sold and securities
   purchased with an agreement to resell                     23,364        1,329         5.69%       25,262          1,352
Investment securities (taxable)                             232,436       14,370         6.18%      180,558         10,831
Investment securities (tax-exempt)                           21,871        1,101         5.03%       22,230          1,122
Loans, net of unearned discount (taxable)(1)                624,894       61,381         9.82%      490,966         48,246
Loans, net of unearned discount (tax-exempt)                    666           67        10.06%        1,036             80
                                                        -----------  -----------  -----------   -----------    -----------
  Total interest earning assets                             921,783       79,268         8.60%      730,362         62,171

NONINTEREST EARNING ASSETS:
Cash and due from banks                                      68,427                                  60,230
Premises and equipment, net                                  28,553                                  21,213
Other assets                                                 18,416                                  12,007
Allowance for credit losses                                  (7,424)                                 (6,878)
                                                        -----------                             -----------
  Total noninterest earning assets                          107,972                                  86,572

                                                        ===========                             ===========
  Total assets                                          $ 1,029,755                             $   816,934
                                                        ===========                             ===========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                             $   425,382  $    13,264         3.12%  $   341,119    $    10,357
Certificates and other time deposits                        205,724       10,521         5.11%      173,956          8,747
Other borrowings                                             17,449          854         4.89%        6,948            318
Notes payable and senior debentures                           1,561          146         9.35%        4,886            385
                                                        -----------  -----------  -----------   -----------    -----------
  Total interest bearing liabilities                        650,116       24,785         3.81%      526,909         19,807

NONINTEREST BEARING LIABILITIES:
Demand deposits                                             282,284                                 222,737
Other liabilities                                             6,276                                   4,406
                                                        -----------                             -----------
  Total noninterest bearing liabilities                     288,560                                 227,143

Trust preferred securities                                   16,810                                      --
Shareholders' equity                                         74,269                                  62,882
                                                        ===========                             ===========
  Total liabilities and shareholders' equity            $ 1,029,755                             $   816,934
                                                        ===========                             ===========

Net interest income and margin(2)                                    $    54,483         5.91%                 $    42,364
                                                                     ===========  ===========                  ===========

Net interest income and margin
  (tax-equivalent basis)(3)                                          $    55,112         5.98%                 $    43,011
                                                                     ===========  ===========                  ===========

                                                                       YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------
                                                           1996                         1995
                                                        -----------    ---------------------------------------
                                                          AVERAGE        AVERAGE                     AVERAGE
                                                           YIELD         BALANCE      INTEREST        YIELD
                                                         ----------    ------------  -----------   -----------
                                                                           (In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits in financial institutions            5.24%   $     2,297   $       133         5.79%
Federal funds sold and securities
   purchased with an agreement to resell                       5.35%         8,282           407         4.91%
Investment securities (taxable)                                6.00%       194,390        11,795         6.07%
Investment securities (tax-exempt)                             5.05%        22,930         1,152         5.02%
Loans, net of unearned discount (taxable)(1)                   9.83%       404,571        40,713        10.06%
Loans, net of unearned discount (tax-exempt)                   7.72%           795            68         8.55%
                                                         ----------    -----------   -----------   ----------
  Total interest earning assets                                8.51%       633,265        54,268         8.57%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                                     46,785
Premises and equipment, net                                                 16,543
Other assets                                                                12,031
Allowance for credit losses                                                 (6,613)
                                                                        ----------
  Total noninterest earning assets                                          68,746

                                                                       ===========
  Total assets                                                         $   702,011
                                                                       ===========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                                    3.04%   $   269,183   $     7,463         2.77%
Certificates and other time deposits                           5.03%       159,067         7,818         4.91%
Other borrowings                                               4.58%        23,518         1,403         5.97%
Notes payable and senior debentures                            7.88%         6,990           587         8.40%
                                                         ----------    -----------   -----------   ----------
  Total interest bearing liabilities                           3.76%       458,758        17,271         3.76%

NONINTEREST BEARING LIABILITIES:
Demand deposits                                                            189,874
Other liabilities                                                            2,486
                                                                       -----------
  Total noninterest bearing liabilities                                    192,360

Trust preferred securities                                                      --
Shareholders' equity                                                        50,893
                                                                       ===========
  Total liabilities and shareholders' equity                           $   702,011
                                                                       ===========

Net interest income and margin(2)                              5.80%                 $    36,997         5.84%
                                                         ==========                  ===========   ==========

Net interest income and margin
  (tax-equivalent basis)(3)                                    5.89%                 $    37,654         5.95%
                                                         ==========                  ===========   ==========

--------------------------------------------------------------------------------
(1) Loan origination fees are considered adjustments to interest income. These fees aggregated $1,154,000, $724,000, and $603,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2) The net interest margin is equal to net interest income divided by average interest-earning assets.
(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment is made equally to interest income and income tax expense with no effect on after tax income. The tax equivalent adjustment has been computed using a federal income tax rate of 34%.

The following rate/volume analysis shows the portions of the net change in interest income due to changes in volume or rate. The changes in interest income due to both rate and volume in the rate/volume analysis table have been allocated to volume or rate change in proportion to the absolute amounts of the change in each (in thousands):

                                                          1997 VS. 1996                               1996 VS. 1995
                                                       INCREASE (DECREASE)                         INCREASE (DECREASE)
                                                        DUE TO CHANGES IN:                          DUE TO CHANGES IN:
                                                 ------------------------------------------------------------------------------
                                                  VOLUME         RATE         TOTAL         VOLUME          RATE         TOTAL
                                                 ---------     --------      --------      ---------     --------      --------
INTEREST EARNING ASSETS:
Deposits in financial institutions               $    432      $     48      $    480      $    464      $    (57)     $    407
Federal funds sold                                   (102)           79           (23)          834           111           945
Investment securities (taxable)                     3,112           427         3,539          (839)         (125)         (964)
Investment securities (tax-exempt)                    (18)           (3)          (21)          (35)            5           (30)
Loans, net of unearned discount (taxable)          13,161           (26)       13,135         8,694        (1,161)        7,533
Loans, net of unearned discount (tax-exempt)          (29)           16           (13)           21            (9)           12

                                                 ========      ========      ========      ========      ========      ========
Total Interest Income                            $ 16,556      $    541      $ 17,097      $  9,139      $ (1,236)     $  7,903
                                                 ========      ========      ========      ========      ========      ========


INTEREST BEARING LIABILITIES:
Demand and savings deposits                      $  2,558      $    349      $  2,907      $  1,994      $    900      $  2,894
Certificates and other time deposits                1,597           177         1,774           732           197           929
Other borrowings                                      481            55           536          (989)          (96)       (1,085)
Notes payable and senior debentures                  (262)           23          (239)         (177)          (25)         (202)

                                                 --------      --------      --------      --------      --------      --------
Total Interest Expense                              4,374           604         4,978         1,560           976         2,536

                                                 ========      ========      ========      ========      ========      ========
Net Interest Income                              $ 12,182      $    (63)     $ 12,119      $  7,579      $ (2,212)     $  5,367
                                                 ========      ========      ========      ========      ========      ========



NONINTEREST INCOME

For 1997, noninterest income totaled $9.7 million, an increase of $1.1 million or 13.3% over $8.6 million in 1996. The increase is primarily attributed to volume growth in deposit accounts. Noninterest income of $8.6 million for the year ended December 31, 1996, increased $530,000 or 6.6% over 1995, primarily due to $316,000 in earnings recognized in 1996 from SCMC, an originator and servicer of single family residential mortgage loans in which the Bank owns a forty percent interest acquired in 1996. Also, compared to 1995 various customer service fees increased due to an increase in deposit account transaction volume, and an increase in the number of retail customers.

For the years 1997, 1996, and 1995, the Company's ratio of noninterest income to total income (net interest income plus noninterest income, excluding the expenses relating to the First Houston acquisition) was 15.16%, 16.87%, and 17.90%, respectively.

NONINTEREST EXPENSE

For 1997, noninterest expenses totaled $41.6 million, an increase of $9.3 million or 28.6% over $32.4 million in 1996. Salaries and employee benefits including profit sharing provision for 1997 totaled $22.1 million, an increase of $2.7 million or 13.9% over $19.4 million for 1996 due primarily to an increase in the number of full time equivalent employees and routine salary increases. The Bank increased its number of full-time equivalent personnel by 52 or 12.7% during the year, from 409 at year end 1996 to 461 at year end 1997. Staffing of the new Cypress Station, Upper Kirby, and Fountainview offices accounted for the majority of the staff increases, while the Central Office added staff necessary to handle the additional volume growth of the Bank. Data processing increased $1.3 million or 100.1% over 1996. The Bank underwent a major core data processing system conversion during 1997 to better position itself for serving its expanding customer base. Also, the acquisition of First Houston required significant data processing expenditures. Finally, there were significant costs relating to preparations to address year 2000 issues. During 1997, the Company issued through a wholly owned subsidiary, $28,750,000 in 9.28% Cumulative Trust Preferred Securities which mature in 2027. See Note L in the consolidated financial statements for further information about these securities. The interest accrued on these securities is classified as minority interest expense. There was no similar expense in 1996. Professional fees increased $696,000 or 91.2% primarily as a result of the First Houston acquisition and the issuance of the Trust Preferred Securities. Other expenses increased by $2.8 million or 67.9%. These expenses related primarily to the opening of three additional banking offices during late 1996 and early 1997 as well the acquisition of First Houston.

For 1996, noninterest expenses totaled $32.4 million, an increase of $2.6 million or 8.7% over $29.8 million in 1995. Salaries and employee benefits including profit sharing provision for 1996 totaled $19.4 million, an increase of $2.2 million or 12.9% over $17.2 million for 1995 due primarily to an increase in the number of full time equivalent employees and routine salary increases. The Bank increased its number of full-time equivalent personnel by 54 or 15.2% during the year, from 355 at year end 1995 to 409 at year end 1996. The FDIC assessment for 1996 totaled $4,000, a decrease of $671,000 or 99.4% over $675,000 in 1995. The reduction is due to a change in the FDIC assessment rate from $0.23 and $0.04 per $100 of deposits for the first and second half of 1995, respectively, as compared to $2,000 per annum for 1996 for both Sterling Bank and Houston National Bank. Other expenses increased $790,000 or 24.2% from 1995. This increase was primarily attributable to an increase in expenditures for marketing and advertising.

Management continually monitors overhead expenses. A key measure used to monitor the Company's progress in controlling overhead expenses is the overhead ratio. The overhead ratio is the Company's noninterest expenses, divided by the sum of net interest income and noninterest income, exclusive of non-recurring expenses related to the First Houston merger.
This ratio was 63.4%, 63.5%, and 66.2% for 1997, 1996, and 1995, respectively.

INCOME TAXES

The Company provided $6.6 million for federal income taxes for 1997, $5.1 million for 1996, and $4.4 million for 1995. The effective tax rates for 1997, 1996, and 1995 were 33.5%, 31.4%, and 31.3%, respectively.

FINANCIAL CONDITION

LOAN PORTFOLIO

At December 31, 1997, loans, excluding mortgage and student loans held for resale in the amounts of $70.2 million in 1997 and $41.0 million in 1996, were $667.9 million, an increase of $154.6 million or 30.1% over loans at December 31, 1996 of $513.4 million, as loan demand remained strong. During 1996, loans increased $80.0 million, or 18.5%, from $433.3 million at December 31, 1995, to $513.4 million at December 31, 1996.

At December 31, 1997, total loans were 72.2% of deposits and 62.4% of total assets. At December 31, 1996, total loans were 66.0% of deposits and 60.1% of total assets.

The following table summarizes the loan portfolio of the Bank by type of loan as of December 31, excluding loans held for sale (in thousands):

                                   1997                 1996                  1995                  1994                1993
                            -----------------    -----------------    -----------------    ------------------   -----------------
                             AMOUNT       %       AMOUNT       %       AMOUNT       %       AMOUNT        %      AMOUNT        %
                            --------    -----    --------    -----    --------    -----    --------    ------   --------    -----
Commercial, financial
   and industrial:
        US addressees       $267,465     40.0%   $197,085     38.4%   $159,589     36.8%   $136,049     37.0%   $133,936     41.6%
        Non-US addressees        771      0.1%      1,353      0.3%      3,108      0.7%        957      0.3%      3,038      0.9%
Real estate mortgage:                                  --                   --                   --                   --
     Commercial              181,367     27.2%    131,044     25.5%    127,184     29.4%    114,241     31.1%     80,852     25.1%
     Residential              81,160     12.2%     61,565     12.0%     44,059     10.2%     40,439     11.0%     58,464     18.2%
Real estate construction      55,505      8.3%     43,484      8.5%     33,154      7.7%     21,798      5.9%     15,563      4.8%
Consumer                      81,650     12.2%     78,825     15.4%     66,199     15.3%     53,743     14.6%     30,113      9.4%
                            ========    =====    ========    =====    ========    =====    ========    =====    ========    =====
                            $667,918    100.0%   $513,356    100.0%   $433,293    100.0%   $367,227    100.0%   $321,966    100.0%
                            ========    =====    ========    =====    ========    =====    ========    =====    ========    =====

The primary focus of the Bank is on commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300,000 to $30 million. Typically, the Bank's customers have financing requirements between $100,000 and $500,000. The primary lending focus of the Bank has been on commercial loans and owner-occupied real estate loans to local businesses. Although the Bank's legal lending limit was $12.0 million, at December 31, 1997, the Bank has not maintained exposure greater than $7.0 million on any relationship.

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

The Bank makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties, such as churches. Construction loans generally are secured by first liens on real estate and have floating interest rates. The Bank conducts periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Bank's construction lending activities.

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other relationships with the Bank. In addition, the Bank began issuing consumer credit cards through the Visa and MasterCard systems during 1995. These cards are primarily issued to customers who have other relationships with the Bank and excellent credit histories. As of December 31, 1997 and 1996, the Bank had outstanding credit card balances of $3.2 million and $2.1 million, respectively.

The strong 1997 loan demand created by the Bank's markets is an indicator of the health in the Houston economy. The University of Houston's Center for Public Policy projects an annual employment growth rate of 3% for the next five years, a significant portion of which is expected to occur in the manufacturing, trade, and services sectors. The Bank operates in a strong economic market, and expects the underlying strength in the Houston area, at least during the near term, to outperform the national economy. The Bank recognizes, however, that the effect of national and international economic factors may temper the optimistic local forecast and, therefore, the Bank imposes safeguards in its lending practices. The Bank seeks to compete effectively in its chosen markets by consistent application of its business strategy. See further discussion of "BUSINESS - Supercommunity Bank Strategy" and "BUSINESS - Competition".

As of December 31, 1997, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly-leveraged transactions.

RISK ELEMENTS

Nonperforming, past due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. The Bank on an ongoing basis receives updated appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for credit losses.

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

The Bank had no material foreign loans outstanding or loan concentrations for the years ended December 31, 1993, through 1997. The Bank, however, continues to monitor the potential risk of foreign borrowers and concentrations of credit.

The following table presents information regarding non-performing loans and assets as of December 31, 1993 through 1997 (in thousands):

                                              1997          1996          1995          1994          1993
                                          ----------    ----------    ----------    ----------    ----------
Nonaccrual loans                          $    4,192    $    2,535    $    3,227    $    2,098    $    2,228
Restructured loans                                --            45           103           142           144
Accruing loans past due 90 days or more          368           368           619           497           975
                                          ----------    ----------    ----------    ----------    ----------
Total nonperforming loans                      4,560         2,948         3,949         2,737         3,347
Real estate acquired by foreclosure              318         2,072         1,716         1,706         2,676
Other repossessed assets                         354           342            29            --            --
                                          ==========    ==========    ==========    ==========    ==========
Total nonperforming assets                $    5,232    $    5,362    $    5,694    $    4,443    $    6,023
                                          ==========    ==========    ==========    ==========    ==========

Nonperforming loans to total loans              0.62%         0.53%         0.89%         0.73%         1.03%
Nonperforming assets to total assets            0.44%         0.58%         0.74%         0.66%         0.99%

Potential problem loans                   $   12,676    $   13,786    $   12,496        N/A           N/A
                                          ==========    ==========    ==========    ==========    ==========

Total loans                               $  738,111    $  554,325    $  441,375    $  372,538    $  325,268
                                          ==========    ==========    ==========    ==========    ==========
Total assets                              $1,182,877    $  922,330    $  767,972    $  672,616    $  610,075
                                          ==========    ==========    ==========    ==========    ==========


ALLOWANCE FOR CREDIT LOSSES

The Bank has several procedures in place to assist in maintaining the overall quality of its loan portfolios. The Bank has established underwriting guidelines to be followed by its bank offices. The Bank also monitors its delinquency levels for any negative or adverse trends and particularly monitors credits which have total exposure of $50,000 or more. However, there can be no assurance that the Bank's loan portfolios will not become subject to increasing pressures from deteriorating borrower creditworthiness due to general economic conditions.

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

At December 31, 1997, substandard loans totaled $16.2 million, of which $3.7 million were loans designated as delinquent or nonaccrual; and doubtful loans totaled $841 thousand of which $190 thousand were designated as delinquent or nonaccrual.

In addition to the internally classified loan list and delinquency list of loans, the Bank maintains a separate "watch list" which further aids the Bank in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Bank reviews these loans to assist in assessing the adequacy of the allowance for credit losses. As of December 31, 1997 and 1996, none of the watch list loans were designated as delinquent and there were none on nonaccrual. Approximately 99% of the loans on the watch list are current and paying in accordance with loan terms as of December 31, 1997. As of December 31, 1997, watch list loans totaled $9.7 million.

In order to determine the adequacy of the allowance for credit losses, management considers the risk classification or delinquency status of loans and other factors. Management also establishes specific allowances for credits which management believes require reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on the Bank's historical charge-off experience. The Bank currently charges against its operations a provision for credit losses equal to an amount necessary to adjust the allowance to a level determined to be adequate to absorb losses.

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                     1997        1996        1995        1994        1993
                                                   --------    --------    --------    --------    --------
Average loans outstanding                          $625,560    $492,002    $405,366    $346,366    $235,482
                                                   ========    ========    ========    ========    ========
Loans outstanding at period end                    $738,111    $554,325    $441,375    $372,538    $325,268
                                                   ========    ========    ========    ========    ========

Allowance for credit losses at January 1           $  7,053    $  6,465    $  6,317    $  5,477    $  3,888

Charge-offs:
     Commercial, financial, and industrial            1,779       1,464       1,117       1,063         704
     Real estate, mortgage and construction              78          91          16         109         191
     Installment                                      1,197         642         225         236         214
                                                   --------    --------    --------    --------    --------
          Total charge-offs                           3,054       2,197       1,358       1,408       1,109
Recoveries:
     Commercial, financial, and industrial              230         285         183         496          55
     Real estate, mortgage and construction              27          31           8         287          29
     Installment                                        176         126         166          39          26
                                                   --------    --------    --------    --------    --------
          Total recoveries                              433         442         357         822         110
                                                   --------    --------    --------    --------    --------
Net charge-offs                                       2,621       1,755       1,001         586         999

Provision for credit losses                           2,945       2,343       1,149       1,426       1,051
Enterprise allowance at purchase date                    --          --          --          --       1,537
                                                   ========    ========    ========    ========    ========
Allowance for credit losses at December 31         $  7,377    $  7,053    $  6,465    $  6,317    $  5,477
                                                   ========    ========    ========    ========    ========

Ratios:
     Allowance to average loans                        1.18%       1.43%       1.59%       1.82%       2.33%
     Allowance to period end loans                     1.00%       1.27%       1.46%       1.70%       1.68%
     Net charge-offs to average loans                  0.42%       0.36%       0.25%       0.17%       0.42%
     Allowance to period-end nonperforming loans     161.78%     239.25%     163.71%     230.80%     163.64%


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

                                                                 YEAR ENDED DECEMBER 31,
                                                                     (IN THOUSANDS)
                             -------------------------------------------------------------------------------------------------
                                      1997              1996               1995                1994                1993
                             ------------------  ------------------  -----------------   -----------------   -----------------
Balance of allowance                     % OF                 % OF              % OF                 % OF               % OF
   for credit losses at end              ALLOW-               ALLOW-            ALLOW-               ALLOW-             ALLOW-
  of period applicable to:    AMOUNT     ANCE     AMOUNT      ANCE    AMOUNT    ANCE      AMOUNT     ANCE     AMOUNT    ANCE
                             --------  --------  --------    ------  --------  -------   --------  -------   --------  -------
Commercial, financial
     and industrial          $1,725        23%   $2,109        30%   $1,385        21%   $1,843        29%   $1,152        21%
Real estate - mortgage          242         3%      282         4%    1,091        17%      997        16%      634        12%
Real estate - construction      266         4%      203         3%       --         0%      121         2%      121         2%
Consumer                        595         8%      480         7%      230         4%       60         1%      164         3%
Unallocated                   4,549        62%    3,979        56%    3,759        58%    3,296        52%    3,406        62%
                             ----------------    ----------------    ----------------    ----------------    ----------------
                             $7,377       100%   $7,053       100%   $6,465       100%   $6,317       100%   $5,477       100%
                             ================    ================    ================    ================    ================

INVESTMENT SECURITIES

The following table summarizes the book value of investment securities held by the Bank as of the dates shown. See Note D to the Company's consolidated financial statements for information relating to fair values and details of held-to-maturity and available-for-sale investment securities.

                                                      YEAR ENDED DECEMBER 31, (IN THOUSANDS)
                                         -----------------------------------------------------------
                                           1997         %       1996         %       1995        %
                                         --------    ------   --------    ------   --------    -----
U.S. Treasury securities and
   obligations of U.S. government
   agencies                              $167,611     60.5%   $119,541     58.2%   $120,624     55.7%
Obligations of states and political
   subdivisions                            21,165      7.6%     22,227     10.8%     22,732     10.5%
Mortgage-backed securities and
   collateralized mortgage obligations     82,841     29.9%     59,517     29.0%     69,064     31.9%
Other securities                            5,284      1.9%      4,180      2.0%      3,956      1.8%
                                         --------    -----    --------    -----    --------    -----
                                         $276,901    100.0%   $205,465    100.0%   $216,376    100.0%
                                         ========    =====    ========    =====    ========    =====


At December 31, 1997, investment securities of $276.9 million had increased $71.4 million from $205.5 million at December 31, 1996, as the Bank invested proceeds from a growing deposit base. At December 31, 1996, investment securities of $205.5 million had decreased $10.9 million from $216.4 million at December 31, 1995, as proceeds from repayments and maturities of investment securities were used to fund the Bank's growing loan portfolio. At December 31, 1997 and 1996, investment securities represented 27.1% and 24.5% of total deposits and 23.4% and 22.3% of total assets, respectively.

The yield on the Bank's investment portfolio at December 31, 1997, was 6.2% and the weighted average life of the portfolio was approximately 4.25 years. The yield on the Bank's investment portfolio at December 31, 1996, was 6.40% and the weighted average life of the portfolio was approximately 3.0 years.

The maturity distribution and weighted average yield of the Bank's debt security portfolio as of December 31, 1997, are summarized in the following table.

                             DUE < 1 YEAR       DUE 1-5 YEARS       DUE 5-10 YEARS      DUE > 10 YEARS    TOTAL
                          ----------------------------------------------------------------------------------------
                           AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD
                          --------    -----   --------    -----   --------    -----   --------    -----
U.S. Treasury
    securities and
    obligations of
    U.S. government
    agencies              $ 56,409    5.35%   $ 72,852    6.35%   $ 35,350    6.57%   $  3,000    8.02%   $167,611
Obligations of
    state and political
    subdivisions             1,013    5.06%      9,323    4.98%      8,661    5.05%      2,168    5.35%     21,165
Mortgage-backed
    securities and
    collateralized
   mortgage obligations      2,400    5.60%      8,167    6.24%     16,416    6.50%     55,858    6.89%     82,841
Other securities                10    5.40%         --    0.00%         --    0.00%         --    0.00%         10
                          ========    ====    ========    ====    ========    ====    ========    ====    ========
                          $ 59,832    5.35%   $ 90,342    6.20%   $ 60,427    6.33%   $ 61,026    6.89%   $271,627
                          ========    ====    ========    ====    ========    ====    ========    ====    ========


DEPOSITS

The Bank's lending and investing activities are funded almost entirely by core deposits, approximately 78.0% of which are demand and savings deposits. Average noninterest-bearing deposits for 1997 were $282.3 million as compared to $222.7 million for 1996, an increase of $59.6 million or 26.7% over 1996. Deposits grew due to a combination of same location growth and the opening of three new locations in 1996 and 1997. Approximately 30.9% of average 1997 deposits were noninterest bearing as compared to 30.2% in 1996. The Bank does not accept brokered deposits.

The Bank's average total deposits for 1997 were $913.4 million, or $175.6 million and 23.8% over average total deposits during 1996 which were $737.8 million, and increased $119.7 million, or 19.4% from average total deposits of $618.1 million during 1995. The Bank's total deposits at December 31, 1997, were $1.0 billion, up $181.9 million or 21.7% over total deposits of $840.3 million at year-end 1996. Deposit growth continues to be concentrated primarily in core deposits, consisting of all deposits other than retail and public fund certificates of deposit in excess of $100,000.

The average balances and weighted average rates paid on deposits for each of the years ended December 31, 1997, 1996, and 1995 are presented below (in thousands):

                                                      1997               1996               1995
                                                ----------------   ----------------   ----------------
                                                AVERAGE  AVERAGE   AVERAGE  AVERAGE   AVERAGE  AVERAGE
                                                BALANCE   RATE     BALANCE   RATE     BALANCE   RATE
                                               --------- -------  --------- -------  --------- -------
Noninterest-bearing demand deposits            $282,284     --    $222,737     --    $189,874     --
Interest-bearing demand and savings deposits    425,382   3.12%    341,119   3.04%    269,183   2.77%
Time deposits                                   205,724   5.11%    173,956   5.03%    159,067   4.91%
                                               --------   ----    --------   ----    --------   ----
Total deposits                                 $913,390   2.60%   $737,812   2.59%   $618,124   2.47%
                                               ========   ====    ========   ====    ========   ====


The Bank's time deposits of $100,000 or more have consistently shown a pattern of renewal similar to that for deposits of less than $100,000. See Note I of the consolidated financial statements for maturities of certificates of deposits of $100,000 or more.

BORROWINGS

Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Occasionally, the Bank obtains additional funds from the Federal Home Loan Bank and correspondent banks. The Bank has an available line of credit with the Federal Home Loan Bank of Dallas which allows the Bank to borrow on a collateralized basis at a fixed rate for a period from one to thirty-five days. At December 31, 1997, the Bank had $25 million borrowed under this line of credit. This line was repaid during the first week of January 1998.

In connection with the acquisition of Enterprise in 1993 and the merger with Guardian in 1994, the Company entered into a loan agreement with a bank (the "lending bank") which committed $6,600,000 for the funding of the acquisition of Enterprise and $1,400,000 for the merger with Guardian. The Company prepaid the loan in full during 1997.

In February 1991, the Company issued and sold $2,850,000 in aggregate principal amount of interest-bearing debentures (the "debentures") in denominations of $50,000 bearing interest at rates ranging from 8.6% to 10.5%, depending on the maturity date. All remaining debentures matured during the year ended December 31, 1996.

In June 1997, the Company formed Sterling Bancshares Capital Trust I, a trust formed under the laws of the State of Delaware (the "Trust"). The Company is the owner of the entire beneficial interest represented by common securities of the Trust. The Trust issued $28,750,000 of 9.28% Trust Preferred Securities and invested the proceeds thereof in the 9.28% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company. The Junior Subordinated Debentures will mature on June 6, 2027, which date may be shortened to a date not earlier than June 6, 2002 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the Junior Subordinated Debentures by the Company. The Junior Subordinated Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

INTEREST RATE SENSITIVITY AND LIQUIDITY

The Company manages its interest rate risk through structuring the balance sheet portfolios to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. This process requires a balance between profitability, liquidity, and interest rate risk.

To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed by Management, the Asset/Liability Management Committee and the Company's Board of Directors on an ongoing basis.

The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity. The interest rate scenarios presented in the table include interest rates at December 31, 1997 and as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at fiscal year end will remain constant over the measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

CHANGE IN INTEREST RATES     1998 NET INTEREST INCOME   MARKET VALUE OF PORTFOLIO EQUITY
------------------------     ------------------------   --------------------------------
          +200                        +6.05%                        -18.26%
          +100                        +3.27%                        - 9.06%
           0                           0.00%                          0.00%
          -100                        -4.43%                         +7.53%
          -200                        -8.72%                        +14.93%


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

The following table sets forth the expected maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities as of December 31, 1997:

                                           0-90          90-365           1-3           3-5         OVER
                                           DAYS           DAYS           YEARS         YEARS       5 YEARS         TOTAL
                                        ----------     ----------     ----------    ----------    ----------    ----------
                                                         (In thousands, except for data expressed in percentages)
INTEREST EARNING ASSETS:
Securities purchased under
  agreements to resell                  $   15,496     $       --     $       --    $       --    $       --    $   15,496
Interest bearing deposits in other
  financial institutions                       409             --             --            --            --           409
Investment securities                       80,781         54,393         38,106        55,976        47,645       276,901
Loans                                      356,756        102,341        118,929       133,506        26,579       738,111
                                        ----------     ----------     ----------    ----------    ----------    ----------
   Total interest earning assets           453,442        156,734        157,035       189,482        74,224     1,030,917

Interest bearing liabilities:
Demand and savings deposits             $  454,388     $       --     $       --    $       --    $       --    $  454,388
Certificates of deposit and
   other time deposits                      85,801         98,934         35,230         5,244            --       225,209
Other borrowings                            44,491             --             --            --            --        44,491
Notes payable                                   --             --             --            --            --            --
                                        ----------     ----------     ----------    ----------    ----------    ----------
   Total interest bearing liabilities      584,680         98,934         35,230         5,244            --       724,088
                                        ----------     ----------     ----------    ----------    ----------    ----------

Period GAP                              ($ 131,238)    $   57,800     $  121,805    $  184,238    $   74,224    $  306,829
                                        ==========     ==========     ==========    ==========    ==========    ==========

Cumulative GAP                          ($ 131,238)    ($  73,438)    $   48,367    $  232,605    $  306,829
                                        ==========     ==========    ==========    ==========    ==========

Period GAP to total assets                  (11.09%)         4.89%        10.30%        15.58%         6.27%
                                        ==========     ==========    ==========    ==========    ==========

Cumulative GAP to total assets              (11.09%)        (6.21%)        4.09%        19.66%        25.94%
                                        ==========     ==========    ==========    ==========    ==========


Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not re-price proportionally as interest rates change. Consequently, the Company's management has begun to utilize an interest rate risk simulation model to increase its ability to monitor and forecast the effect of various interest rate environments on earnings and its net capital position.

Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. In recent years, the Company's liquidity needs have primarily been met by growth in core deposits, as previously discussed. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. Generally, the cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have created an adequate liquidity position.

CAPITAL RESOURCES

At December 31, 1997, shareholders' equity totaled $80.0 million or 6.8% of total assets, as compared to $67.0 million and 7.3% of total assets at December 31, 1996.

Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks will be evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. Tier 1 capital includes common stockholders' equity, minority interest in consolidated subsidiaries, and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the reserves for credit losses.

Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted assets. See Note S to the Company's consolidated financial statements for further discussion of the Company's and the Bank's regulatory capital requirements.

The Bank's capital levels at December 31, 1997 and 1996 qualifies it as "well-capitalized," the highest of five tiers under applicable regulatory definitions.

CONTINGENCIES AND UNCERTAINTIES--YEAR 2000

The Company developed and commenced implementation of a comprehensive plan in April 1997 to ensure that its operational and financial systems will not be adversely affected by Year 2000 software programming errors. Prior to formal adoption of the Year 2000 plan, in October 1995 a three-year technology plan was approved jointly by the boards of directors of the Company and the Bank. The technology plan represented a comprehensive program to reengineer and redesign the Bank's entire information systems, telecommunications and technology infrastructure. Pursuant to this plan, the Company spent more than $3 million during 1996 and 1997 to upgrade its core data processing, network communications, and teller systems. As part of the selection process for new systems and software applications, each system and application upgrade was evaluated for Year 2000 compliance.

Implementation of the Company's Year 2000 Plan is well underway. A Year 2000 project management team has been formed with representation from all functional and operational areas of the Bank. Four full-time employees have been dedicated the project team with the requisite level of experience and knowledge to ensure that all mission critical applications are Year 2000 compliant. The boards of directors of the Company and the Bank are cognizant of the Year 2000 business risk, have formally reviewed and approved the Year 2000 plan, and have committed the necessary resources for successful completion of the project. Senior management is actively involved in the Year 2000 compliance effort and will closely monitor the effort and provide regular status reports to the boards of directors. All employees have been required to attend training programs regarding the Year 2000 issue and the Company's plan.

The Year 2000 project team has conducted a complete inventory of all systems, applications and lines of business to assess and prioritize the potential risks of any Year 2000 errors to the integrity of the Bank's systems and applications, the accuracy of data and critical information, and the operational stability of all management information systems and bank office environments. The software applications that support the Company's systems are provided primarily through third party vendors and service bureaus. All third party providers must certify and, as necessary, demonstrate that their applications, systems and products are presently, or will be by December 31, 1998, Year 2000 compliant. Depending upon the risk priorities identified through the inventory and assessment phase, the Company will test all mission critical applications prior to October 31, 1998, with follow-up testing to be conducted throughout 1999. As part of the testing process, the Company will construct a stand alone network to safely test all networked systems and applications. If any mission critical applications or systems are deemed through the testing and validation phases not to be Year 2000 compliant, all appropriate renovations and upgrades will be made with such upgraded applications and products being retested in early 1999. Since the Company has already incurred the expense of upgrading its core data processing, network communications and teller systems, management does not expect that the costs associated with implementation of the Year 2000 plan, including any required renovations, will have a materially adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 7A - QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Liquidity." The Company's principal market risk exposure is to interest rates.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page 31 and the Consolidated Financial Statements which begin on page 33 of this Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART - III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "ELECTION OF DIRECTORS" of the Company's Proxy Statement dated March 17, 1998, relating to the 1998 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

The information set forth under the caption "EXECUTIVE COMPENSATION" of the Company's Proxy Statement dated March 17, 1998, relating to the 1998 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Company by its directors and executive officers set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Company's Proxy Statement dated March 17, 1998, relating to the 1998 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "CERTAIN TRANSACTIONS" of the Company's Proxy Statement dated March 17, 1998, relating to the 1998 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

PART  -- IV

ITEM 14  -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   List of documents filed as part of this report

             INDEPENDENT AUDITORS' REPORT
             CONSOLIDATED FINANCIAL STATEMENTS:
                 Balance Sheets
                 Statements of Income
                 Statements of Shareholders' Equity
                 Statements of Cash Flows
                 Notes to Consolidated Financial Statements

(a)(2) No financial statement schedules are required to be filed as a part of this report

(b)      Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)      Exhibits

2.1 Merger Agreement dated as of October 21, 1993, between the Company and Guardian Bancshares, Inc. [Incorporated by reference to Exhibit 2(a) of the Company's Registration Statement on Form S-4 (File No. 33-71660)]

2.2 Amendment No. 1 dated as of January 26, 1994, to the Merger Agreement dated as of October 21, 1993, between the Company and Guardian Bancshares, Inc. [Incorporated by reference to Exhibit 2(b) of the Company's Registration Statement on Form S-4 (File No. 33-71660)]

2.3 Stock Purchase Agreement dated as of September 10, 1993, among the Company, Sterling Bancorporation, Inc., Enterprise Bank--Houston, and the Shareholder Representatives of Enterprise Bank--Houston, Inc. [Incorporated by reference to Exhibit 2(c) of the Company's Registration Statement on Form S-4 (File No. 33-71660)]

2.4 Agreement and Plan of Merger dated as of March 18, 1997, by and among the Company, Sterling Bancorporation, Inc. and First Houston Bancshares, Inc. [Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-28153)]

2.5 Agreement and Plan of Consolidation dated as of February 17, 1998, by and between the Company and Humble National Bank [Incorporated by reference to the Company's Current Report on Form 8-K filed on February 27, 1998 (File No. 000-20750)]

3.1 Restated and Amended Articles of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

3.2 Restated By-Laws of the Company [Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8, effective November 25, 1996 (File No. 333-16719)]

4.1 Form of Indenture to be dated as of June 6, 1997 [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

4.2 Form of Junior Subordinated Debenture [Included as an exhibit to the Form of Indenture that is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

4.3 Form of Trust Preferred Securities Guarantee Agreement of the Company [Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

10.1* 1994 Incentive Stock Option Plan of the Company [Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.2 1994 Employee Stock Purchase Plan of the Company [Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.3* 1984 Incentive Stock Option Plan of the Company [Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476)]

10.4* Settlement and Release Agreement dated October 2, 1995, between the Company and C. Frank Kurtin [Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

10.5* Consulting Contract dated October 2, 1995, between Sterling Bancshares, Inc., and C. Frank Kurtin [Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

10.6* 1995 Non-Employee Director Stock Compensation Plan [Incorporated by reference to Exhibit 5.1 of the Company's Registration Statement on Form S-8 (File No. 333-16719)]

21     Subsidiaries of the Company

23.1   Consent of Deloitte & Touche LLP, Independent Auditors

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


                                            STERLING BANCSHARES, INC.

                                            by  /s/ George Martinez
                                            ------------------------------------
DATE:  March 13, 1998                       George Martinez,
                                            Chairman and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 13th day of March, 1998.


SIGNATURE                           TITLE                              SIGNATURE                          TITLE
---------                           -----                              ---------                          -----
 /s/ George Martinez                Chairman and Director              /s/ Glenn H. Johnson               Director
---------------------------                                            ----------------------------
George Martinez                                                        Glenn H. Johnson


 /s/ J. Downey Bridgwater           President and Director             /s/ James J.Kearney                Director
---------------------------                                            ----------------------------
J. Downey Bridgwater                                                   James J. Kearney


 /s/ C. P. Bryan, Jr.               Director                            /s/ Russell Orr                   Director
---------------------------                                            ----------------------------
C. P. Bryan, Jr.                                                       Russell Orr


 /s/ John H. Buck                   Director                           /s/ Christian A. Rasch             Director
---------------------------                                            ----------------------------
John H. Buck                                                           Christian A. Rasch


/s/ John B. Carter, Jr.             Director                           /s/ Steven F. Retzloff             Director
---------------------------                                            ----------------------------
John B. Carter, Jr.                                                    Steven F. Retzloff


/s/.James M. Clepper, Jr.           Director                           /s/ Raimundo Riojas                Director
---------------------------                                            ----------------------------
James M. Clepper, Jr.                                                  Raimundo Riojas


/s/ Walter P. Gibbs, Jr             Director                           /s/ Cuba Wadlington, Jr.           Director
---------------------------                                            ----------------------------
Walter P. Gibbs, Jr                                                    Cuba Wadlington, Jr.


/s/ Bruce J. Harper                 Director
---------------------------
Bruce J. Harper

STERLING BANCSHARES, INC.


TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                     PAGE
                                                                     ----
INDEPENDENT AUDITORS' REPORT                                          32

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets                                                     33

   Statements of Income                                               34

   Statements of Shareholders' Equity                                 35

   Statements of Cash Flows                                           37

   Notes to Consolidated Financial Statements                         38

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
    Sterling Bancshares, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Sterling Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Houston, Texas
March 9, 1998

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

ASSETS                                                                                                   1997           1996
                                                                                                    -----------    -----------
Cash and due from banks (Note C)                                                                    $   110,479    $    85,291
Federal funds sold                                                                                           --         40,563
Interest-bearing deposits in financial institutions                                                         409             22
Securities purchased with an agreement to resell                                                         15,496             --
Available-for-sale investment securities, at fair value (amortized cost of $81,622 and $57,525
    at December 31, 1997 and 1996, respectively) (Note D)                                                81,592         57,382
Held-to-maturity investment securities, at amortized cost (fair value of $197,424 and $147,665 at
    December 31, 1997 and 1996, respectively) (Note D)                                                  195,309        148,083
Investment in Sterling Capital Mortgage Company (Note A)                                                  2,510          2,316
Loans held for sale                                                                                      70,193         40,969

Loans (Notes E and F)                                                                                   667,918        513,356
Allowance for credit losses (Note G)                                                                     (7,377)        (7,053)
                                                                                                    -----------    -----------
    Loans, net                                                                                          660,541        506,303

Accrued interest receivable                                                                               7,638          5,992
Real estate acquired by foreclosure                                                                         318          2,072
Premises and equipment, net (Note H)                                                                     29,468         25,873
Goodwill, net of accumulated amortization of $2,632 and $2,310 at December 31, 1997 and
    1996, respectively                                                                                    1,518          1,839
Other assets                                                                                              7,406          5,625

                                                                                                    -----------    -----------
TOTAL ASSETS                                                                                        $ 1,182,877    $   922,330
                                                                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Demand deposits:
      Noninterest-bearing                                                                           $   342,623    $   272,583
      Interest-bearing                                                                                  454,388        380,141
    Certificates of deposit and other time deposits (Note I)                                            225,209        187,620
                                                                                                    -----------    -----------
      Total deposits                                                                                  1,022,220        840,344
    Securities sold under agreements to repurchase and other borrowed funds (Note J)                     44,491          3,751
    Accrued interest payable and other liabilities                                                        7,432          7,231
    Notes payable (Note K)                                                                                   --          4,000
                                                                                                    -----------    -----------
      Total liabilities                                                                               1,074,143        855,326

COMMITMENTS AND CONTINGENCIES (Notes Q and R)

COMPANY-OBLIGATED MANDITORILY REDEEMABLE TRUST PREFERRED SECURITIES
    OF SUBSIDIARY TRUST (Note L)                                                                         28,750             --

SHAREHOLDERS' EQUITY (Notes N, O and S):
    Convertible Preferred stock, $1 par value; 1,000,000 shares authorized, 177,113 and
      88,380 issued and outstanding at December 31, 1997 and 1996, respectively                             177             88
    Common stock, $1 par value; 30,000,000 and 20,000,000 shares authorized, 13,760,320
      and 13,543,000 issued and outstanding at December 31, 1997 and 1996, respectively                  13,760         13,543
    Capital surplus                                                                                      21,875         19,619
    Retained earnings                                                                                    44,287         33,980
    Net unrealized gains (losses) on available-for-sale investment securities, net of taxes                (115)          (226)
                                                                                                    -----------    -----------
      Total shareholders' equity                                                                         79,984         67,004

                                                                                                    -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                          $ 1,182,877    $   922,330
                                                                                                    ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                    1997       1996       1995
                                                                  --------   --------   --------
Interest income:
   Loans, including fees                                          $ 61,448   $ 48,326   $ 40,781
   Investment securities:
      Taxable                                                       14,370     10,831     11,795
      Nontaxable                                                     1,101      1,122      1,152
   Federal funds sold and securities purchased under agreements
      to resell                                                      1,329      1,352        407
   Deposits in financial institutions                                1,020        540        133
                                                                  --------   --------   --------
      Total interest income                                         79,268     62,171     54,268

Interest expense:
   Demand and savings deposits                                      13,264     10,357      7,463
   Certificates and other time deposits                             10,521      8,747      7,818
   Federal funds purchased and other borrowings                        854        318      1,403
   Notes payable and senior debentures                                 146        385        587
                                                                  --------   --------   --------
      Total interest expense                                        24,785     19,807     17,271
                                                                  --------   --------   --------
Net interest income                                                 54,483     42,364     36,997

Provision for credit losses (Note G)                                 2,945      2,343      1,149
                                                                  --------   --------   --------
Net interest income after provision for credit losses               51,538     40,021     35,848

Noninterest income:
   Customer service fees                                             6,253      5,595      5,529
   Equity in earnings of Sterling Capital Mortgage Company             320        316         --
   Other                                                             3,166      2,687      2,539
                                                                  --------   --------   --------
      Total noninterest income                                       9,739      8,598      8,068

Noninterest expense:
   Salaries and employee benefits (Note N)                          22,082     19,446     17,218
   Occupancy expense                                                 5,250      5,126      5,191
   (Gains) losses and carrying costs of real estate acquired by
      foreclosure                                                      114        155       (107)
   FDIC assessment                                                     118          4        675
   Data processing                                                   2,548      1,268      1,360
   Postage and delivery charges                                        925        837        783
   Supplies                                                            790        697        686
   Professional fees                                                 1,459        763        755
   Minority interest expense (Note L)                                1,519         --         --
   Other                                                             6,813      4,058      3,268
                                                                  --------   --------   --------
      Total noninterest expense                                     41,618     32,354     29,829
                                                                  --------   --------   --------

Income before income taxes                                          19,659     16,265     14,087

Provision for income taxes (Note M)                                  6,576      5,112      4,404
                                                                  --------   --------   --------

Net income                                                        $ 13,083   $ 11,153   $  9,683
                                                                  ========   ========   ========

Earnings per share (Note P):
   Basic                                                          $   0.64   $   0.55   $   0.48
                                                                  ========   ========   ========
   Diluted                                                        $   0.61   $   0.53   $   0.47
                                                                  ========   ========   ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                   COVNVERTIBLE
                                                                  PREFERRED STOCK
                                                               ---------------------
                                                                SHARES       AMOUNT
                                                               --------     --------
BALANCE AT DECEMBER 31, 1994                                         --     $     --
   Issuance of common stock (Note N)
   Sale of preferred stock                                           49           49
   Dividend-in-kind (Note O)
   Cash dividends paid
   Net change in unrealized loss on available-for-sale
      investment securities, net of tax
   Net income
                                                               --------     --------
BALANCE AT DECEMBER 31, 1995                                         49           49
   Issuance of common stock (Note N)
   Sale of preferred stock                                           39           39
   Cash dividends paid
   Net change in unrealized loss on available-for-sale
      investment securities, net of tax
   Net income
                                                               --------     --------
BALANCE AT DECEMBER 31, 1996                                         88           88
   Issuance of common stock (Note N)
   Sale of preferred stock                                           89           89
   Cash dividends paid
   Net change in unrealized loss on available-for-sale
      investment securities, net of tax
   Net income
                                                               --------     --------
BALANCE AT DECEMBER 31, 1997                                        177     $    177
                                                               ========     ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------
                                                                    NET UNREALIZED
                                                                  GAINS (LOSSES) ON
                                                                  AVAILABLE-FOR-SALE
                                                                      INVESTMENT           TOTAL
                                    CAPITAL          RETAINED         SECURITIES        SHAREHOLDERS'
       COMMON STOCK                 SURPLUS          EARNINGS        NET OF TAXES          EQUITY
--------------------------          --------        ----------    ------------------    -------------
 SHARES            AMOUNT
--------          --------

  12,722          $ 12,722          $ 15,142         $ 18,925          $ (2,880)         $ 43,909
     659               659             2,856              (16)                              3,499
                                         596                                                  645
                                                         (894)                               (894)
                                                       (2,150)                             (2,150)

                                                                          2,588             2,588
                                                        9,683                               9,683
--------          --------          --------         --------          --------          --------
  13,381            13,381            18,594           25,548              (292)           57,280
     162               162               489              (11)                                640
                                         536                                                  575
                                                       (2,710)                             (2,710)

                                                                             66                66
                                                       11,153                              11,153
--------          --------          --------         --------          --------          --------
  13,543            13,543            19,619           33,980              (226)           67,004
     217               217             1,119                                                1,336
                                       1,137                                                1,226
                                                       (2,776)                             (2,776)

                                                                            111               111
                                                       13,083                              13,083
--------          --------          --------         --------          --------          --------
  13,760          $ 13,760          $ 21,875         $ 44,287          $   (115)         $ 79,984
========          ========          ========         ========          ========          ========

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(IN THOUSANDS)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                                     1997           1996           1995
                                                                                       ---------      ---------      ---------
   Net income                                                                          $  13,083      $  11,153      $   9,683
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Amortization and accretion of premiums and discounts on investment
      securities, net                                                                        366            478            497
     Provision for credit losses                                                           2,945          2,343          1,149
     Deferred income tax expense                                                             (25)          (552)           (15)
     Equity in undistributed earnings from Sterling Capital Mortgage Company                (194)          (316)            --
     Gain on sale of assets                                                                 (304)          (118)          (298)
     Depreciation and amortization                                                         3,758          2,821          3,087
     Write-down of real estate acquired by foreclosure                                       145             37            146
     Net loans originated or purchased for sale or resale                                (29,224)       (31,437)            --
     Increase in accrued interest receivable and other assets                             (3,427)        (1,793)        (2,523)
     Increase in accrued interest payable and other liabilities                              171          2,660            214
                                                                                       ---------      ---------      ---------
      Net cash (used in) provided by operating activities                                (12,706)       (14,724)        11,940

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal paydowns of held-to-maturity
     investment securities                                                                28,117         32,663         16,112
   Purchases of held-to-maturity investment securities                                   (75,415)       (17,259)          (754)
   Proceeds from sale of available-for-sale investment securities                             --         19,434          5,401
   Proceeds from maturities and principal paydowns of available-for-sale
     investment securities                                                                47,916         30,527         49,841
   Purchases of available-for-sale investment securities                                 (72,254)       (54,745)       (69,059)
   Investment in Sterling Capital Mortgage Company                                            --         (2,000)            --
   Net increase in loans                                                                (157,183)       (83,394)       (70,126)
   Proceeds from sale of real estate acquired by foreclosure                               1,838            418            438
   Net (increase) decrease in interest-bearing deposits in financial institutions           (387)         1,196           (838)
   Proceeds from sale of premises and equipment                                            1,047             81            121
   Purchase of premises and equipment                                                     (8,004)       (11,637)        (5,133)
                                                                                       ---------      ---------      ---------
      Net cash used in investing activities                                             (234,325)       (84,716)       (73,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                                      181,876        153,220         79,226
   Net increase in securities purchased with an agreement to resell                      (15,496)            --             --
   Net increase (decrease) in repurchase agreements and federal funds purchased           40,740         (8,332)         3,563
   Repayments of notes payable and senior debentures                                      (4,000)        (1,800)        (2,250)
   Proceeds from issuance of common and preferred stock                                    2,562          1,215          4,144
   Issuance of company-obligated manditorily redeemable trust preferred securities        28,750             --             --
   Payment of cash under spin off of software service business                                --             --           (649)
   Payments of cash dividends                                                             (2,776)        (2,710)        (2,150)
                                                                                       ---------      ---------      ---------
      Net cash provided by financing activities                                          231,656        141,593         81,884
                                                                                       ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                                     (15,375)        42,153         19,827
Cash and cash equivalents at beginning of year                                           125,854         83,701         63,874
                                                                                       ---------      ---------      ---------
Cash and cash equivalents at end of year                                               $ 110,479      $ 125,854      $  83,701
                                                                                       =========      =========      =========

Supplemental information:
   Income taxes paid                                                                   $   7,319      $   5,105      $   5,584
                                                                                       =========      =========      =========
   Interest paid                                                                       $  24,334      $  19,686      $  16,813
                                                                                       =========      =========      =========
   Noncash investing and financing activities:
     Acquisition of real estate through foreclosure of collateral                      $      --      $   1,009      $   1,078
                                                                                       =========      =========      =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


A.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

      NATURE OF OPERATIONS - Sterling Bancshares, Inc., ("Bancshares"), is a bank holding company headquartered in Houston, Texas that provides retail and commercial banking services through Sterling Bank (the "Bank"), its Texas-chartered bank subsidiary. The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers through its sixteen community banking offices in Harris County.

      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES - The accounting and reporting policies of Bancshares conform to generally accepted accounting principles and the prevailing practices within the banking industry. A summary of significant accounting policies follows:

      BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Bancshares and its wholly owned subsidiaries, Sterling Bancorporation, Inc. ("Bancorp"), Sterling Bancshares Capital Trust I and the Bank, hereafter collectively referred to as the "Company." All material intercompany transactions have been eliminated in consolidation.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

      INVESTMENT SECURITIES - Investment securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets until their estimated maturities. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law or statutory or regulatory requirements), securities may be sold or transferred to another portfolio.

      Investment securities available-for-sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported net of tax, as a separate component of shareholders' equity until realized. Securities within the available-for-sale portfolio may be used as part of the Company's asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

      Premiums and discounts are amortized and accreted to operations using the level-yield method of accounting, adjusted for prepayments as applicable. The specific identification method of accounting is used to compute gains or losses on the sales of these assets.

      INVESTMENT IN STERLING CAPITAL MORTGAGE COMPANY - In September 1996, the Bank acquired a 40% equity and 44% voting interest in Sterling Capital Mortgage Company, ("SCMC"), an originator and servicer of single family residential mortgage loans headquartered in Houston, Texas. The Bank accounts for its investment using the equity method of accounting. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the Bank's share of earnings or losses after the date of acquisition. Dividends received reduce the basis of the investment.

      LOANS HELD FOR SALE - Loans originated and intended for sale in the secondary market are carried at the lower of cost or market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. There were no net unrealized losses charged to income during 1997, 1996 or 1995.

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

      Impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for credit losses related to impaired loans is determined based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

      NONACCRUAL, PAST-DUE AND RESTRUCTURED LOANS - Included in this loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate below the current market rate or a deferral of interest or principal payments.

      When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to evaluate the appropriateness of the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued and uncollected during the current year prior to the judgment of noncollectibility is charged to operations. Interest accrued and uncollected during prior periods is charged to the allowance for credit losses. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as a recovery of lost interest.

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

      Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses.

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

      PREMISES AND EQUIPMENT - Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter.

      AMORTIZATION OF GOODWILL - Goodwill is amortized using the straight-line method over a period of 10 to 25 years. Management periodically performs an evaluation of whether any impairment of goodwill has occurred. If any such impairment is identified, a write-down of the goodwill is recorded. There were no such write-downs recorded during 1997, 1996 or 1995.

      REAL ESTATE ACQUIRED BY FORECLOSURE - The Bank records real estate acquired by foreclosure at fair value less estimated costs to sell. Adjustments are made to reflect declines in value subsequent to acquisition, if any, below the recorded amounts. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Real estate and other property acquired in lieu of loan balances are included in the accompanying consolidated balance sheets. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expenses.

      INCOME TAXES - Bancshares files a consolidated federal income tax return with its subsidiaries. Each computes income taxes as if it filed a separate return and remits to, or is reimbursed by Bancshares based on the portion of taxes currently due or refundable.

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

      STOCK-BASED COMPENSATION - On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation". This statement defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages adoption of that method for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method currently being followed by the Company and make pro forma disclosures of net income and earnings per common share ("EPS") under the fair value-based method of accounting. The Company will continue accounting for stock-based employee compensation plans using the intrinsic value-based method and is disclosing pro forma information as prescribed by SFAS No. 123. See Note N.

      PROFIT SHARING PLAN - The Company has a profit sharing plan which covers substantially all employees. Contributions are accrued and funded currently.

      STATEMENTS OF CASH FLOWS - For purposes of the statements of cash flows, cash and cash equivalents are defined as cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

      EARNINGS PER SHARE - The Company adopted SFAS No. 128, "Earnings per Share" in 1997. All previously reported EPS amounts have been restated. The restated amounts are not materially different from those previously reported.

      Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares issuable upon conversion of preferred stock and issuable upon exercise of outstanding stock options.

      RECLASSIFICATIONS - Certain reclassifications have been made to prior years' amounts to conform them to current year presentation. All reclassifications have been applied consistently for the periods presented.

      RECENT ACCOUNTING STANDARDS - SFAS No. 130, "Reporting Comprehensive Income" requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of income, (2) the statement of stockholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in capital surplus) and distributions to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997. The implementation of SFAS No. 130 should have no material impact on the Company's consolidated financial statements.

      SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to shareholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. Implementation of SFAS No. 131 should have no material effect on the Company's consolidated financial statements.

B.    ACQUISITIONS

      On September 30 , 1997, the Company acquired First Houston Bancshares, Inc. ("First Houston") in exchange for 1,686,014 shares of the Company's common stock for First Houston's outstanding common and preferred stock. The transaction has been accounted for as a pooling of interests and previously issued financial statements have been restated. There were no material adjustments to the net assets of First Houston as a result of adopting the same accounting practices as Sterling Bancshares, Inc. and its subsidiaries. At September 30, 1997, First Houston had total assets of approximately $135 million and total deposits of approximately $125 million. The following table reflects the results of operations of the Company as originally reported and the combined amounts after the pooling of interests:

                                                         YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------
                                                 1996                                 1995
                                  ---------------------------------  ----------------------------------
                                  ORIGINALLY    FIRST                ORIGINALLY      FIRST
                                   REPORTED    REPORTED    RESTATED   REPORTED      HOUSTON    RESTATED
                                  ----------   --------    --------  ----------    ---------   --------
Interest income                    $53,413     $ 8,758     $62,171     $46,734     $ 7,534     $54,268
Interest expense                    16,727       3,080      19,807      14,557       2,714      17,271
                                   -------     -------     -------     -------     -------     -------

Net interest income                 36,686       5,678      42,364      32,177       4,820      36,997

Provision for credit losses          2,113         230       2,343         919         230       1,149
                                   -------     -------     -------     -------     -------     -------

Net interest income after
     provision for loan losses      34,573       5,448      40,021      31,258       4,590      35,848

Noninterest income                   7,964         634       8,598       7,536         532       8,068
Noninterest expense                 27,134       5,220      32,354      25,781       4,048      29,829
                                   -------     -------     -------     -------     -------     -------

Net income before income taxes      15,403         862      16,265      13,013       1,074      14,087

Provision for income taxes           4,749         363       5,112       4,147         257       4,404
                                   -------     -------     -------     -------     -------     -------

Net income                         $10,654     $   499     $11,153     $ 8,866     $   817     $ 9,683
                                   =======     =======     =======     =======     =======     =======


C.    CASH AND DUE FROM BANKS

      The Bank is required by the Board of Governors of the Federal Reserve System (the "FRB") to maintain average reserve balances. "Cash and due from banks" in the consolidated balance sheets includes amounts so restricted of approximately $22,683,000 at December 31, 1997 and $22,876,000 at December 31, 1996.

D.    INVESTMENT SECURITIES

      The amortized cost and fair value of securities are as follows (in thousands):

                                                            DECEMBER 31, 1997
                                             -------------------------------------------------
                                                            GROSS        GROSS
                                             AMORTIZED    UNREALIZED   UNREALIZED
                                               COST         GAINS        LOSSES     FAIR VALUE
                                             ---------    ----------   -----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations
    of U.S. government agencies              $ 50,456     $  1,017     $  1,047     $ 50,426
Mortgage-backed securities                     25,892           79           79       25,892
Federal Home Loan Bank stock and other
    equity securities                           5,274                                  5,274
                                             --------     --------     --------     --------
Total                                        $ 81,622     $  1,096     $  1,126     $ 81,592
                                             ========     ========     ========     ========

Held-to-Maturity
U.S. Treasury securities and obligations
    of U.S. government securities            $117,185     $  1,217     $    258     $118,144
Obligations of states and political
    subdivisions                               21,165          478           46       21,597
Mortgage-backed securities and
    collateralized mortgage obligations        56,949          857          132       57,674
Other debt securities                              10                         1            9
                                             --------     --------     --------     --------
Total                                        $195,309     $  2,552     $    437     $197,424
                                             ========     ========     ========     ========


                                                            DECEMBER 31, 1997
                                             -------------------------------------------------
                                                            GROSS        GROSS
                                             AMORTIZED    UNREALIZED   UNREALIZED
                                               COST         GAINS        LOSSES     FAIR VALUE
                                             ---------    ----------   -----------  ----------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations
    of U.S. government agencies              $ 53,051     $     24     $    155     $ 52,920
Mortgage-backed securities                        304           --           12          292
Federal Home Loan Bank stock and other
    equity securities                           4,170           --           --        4,170
                                             --------     --------     --------     --------
Total                                        $ 57,525     $     24     $    167     $ 57,382
                                             ========     ========     ========     ========

Held-to-Maturity
U.S. Treasury securities and obligations
    of U.S. government agencies              $ 66,621     $    156     $    742     $ 66,035
Obligations of states and political
    subdivisions                               22,227          221          141       22,307
Mortgage-backed securities and
    collateralized mortgage obligations        59,225          516          427       59,314
Other debt securities                              10           --            1            9
                                             --------     --------     --------     --------
Total                                        $148,083     $    893     $  1,311     $147,665
                                             ========     ========     ========     ========

      The amortized cost and fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All amounts are shown in thousands.

                                              HELD-TO-MATURITY        AVAILABLE-FOR-SALE
                                           ----------------------  ------------------------
                                            AMORTIZED     FAIR        AMORTIZED     FAIR
                                              COST        VALUE         COST        VALUE
                                           -----------   --------    -----------   --------
Due in one year or less                     $  8,517     $  8,507     $ 48,954     $ 48,915
Due after one year through five years         80,664       81,303        1,502        1,511
Due after five years through ten years        44,011       44,665
Due after ten years                            5,168        5,275
Mortgage-backed securities and
    collateralized mortgage obligations       56,949       57,674       25,892       25,892
                                            --------     --------     --------     --------
                                            $195,309     $197,424     $ 76,348     $ 76,318
                                            ========     ========     ========     ========


      The Company does not own any investment securities of any one issuer of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 1997 or 1996.

      Investment securities with carrying values of $187,295,000 and $111,540,000 and fair values of $185,714,000 and $110,984,000 at December
      31, 1997 and 1996, respectively, were pledged to secure public deposits and securities sold under repurchase agreements and for other purposes required or permitted by law.

E.    LOANS

      The loan portfolio consists of various types of loans made principally to borrowers located in Harris County, Texas, and is classified by major type as follows (in thousands):

                                               DECEMBER 31,
                                         ------------------------
                                            1997           1996
                                         ---------      ---------
Commercial, financial and industrial     $ 267,465      $ 197,085
Real estate - commercial                   181,367        131,044
Real estate - mortgage                      81,160         61,565
Real estate - construction                  55,505         43,484
Consumer                                    83,120         82,398
Foreign commercial and industrial              771          1,353
Less unearned discount                      (1,470)        (3,573)
                                         ---------      ---------
Total                                    $ 667,918      $ 513,356
                                         =========      =========


      The recorded investment in impaired loans under SFAS No. 114 is approximately $18,939,000 and $14,223,000, at December 31, 1997 and 1996,
      respectively. Under SFAS No. 114, such impaired loans required an allowance for credit losses of approximately $3,412,000 and $2,083,000 respectively.

      The average recorded investment in impaired loans for the years ended December 31, 1997, 1996 and 1995 was $15,744,000, $13,938,000 and
      $10,897,000, respectively. The Company recognized interest income on these impaired loans of $1,808,000 and $1,112,000 and $1,158,000 in 1997, 1996
      and 1995, respectively.

      Loan maturities and rate sensitivity of the loan portfolio, excluding real estate - mortgage, consumer and foreign loans and unearned discount, at December 31, 1997 are as follows (in thousands):

                                                               DUE AFTER
                                                               ONE YEAR
                                            DUE IN ONE       THROUGH FIVE   DUE AFTER
                                           YEAR OR LESS          YEARS      FIVE YEARS        TOTAL
                                           ------------      ------------   ----------       --------
Commercial, financial, and industrial        $130,358        $129,201        $  7,906        $267,465
Real estate - commercial                       30,693         131,048          19,626         181,367
Real estate - construction                     10,092          39,488           5,925          55,505
                                             --------        --------        --------        --------
Total                                        $171,143        $299,737        $ 33,457        $504,337
                                             ========        ========        ========        ========

Loans with a fixed interest rate             $ 37,607        $148,661        $ 12,915        $199,183
Loans with a floating interest rate           133,536         151,076          20,542         305,154
                                             --------        --------        --------        --------
Total                                        $171,143        $299,737        $ 33,457        $504,337
                                             ========        ========        ========        ========


      As of December 31, 1997 and 1996, loans outstanding to directors, officers and their affiliates were approximately $7,340,000 and $6,688,000, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

      An analysis of activity with respect to these related-party loans is as follows (in thousands):

                                                      DECEMBER 31,
                                                -----------------------
                                                  1997            1996
                                                -------         -------
Beginning balance                               $ 6,688         $ 7,366
New loans and reclassified related loans          5,598           7,913
Repayments                                       (4,946)         (8,591)
                                                -------         -------
Ending balance                                  $ 7,340         $ 6,688
                                                =======         =======


F.    NONACCRUAL, PAST-DUE AND RESTRUCTURED LOANS

      The following table presents information relating to nonaccrual, past-due and restructured loans (in thousands):

                                                                    DECEMBER 31,
                                                                --------------------
                                                                 1997          1996
                                                                ------        ------
Nonaccrual loans                                                $4,192        $2,535
Loans 90 days or more past due, not on nonaccrual status           368           368
Restructured loans, performing                                      --            45
                                                                ------        ------
                                                                $4,560        $2,948
                                                                ======        ======

G.    ALLOWANCE FOR CREDIT LOSSES

      An analysis of activity in the allowance for credit losses is as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                              1997          1996          1995
                                            -------       -------       -------
Balance at beginning of period              $ 7,053       $ 6,465       $ 6,317
   Provisions                                 2,945         2,343         1,149
   Loans charged off                          3,054         2,197         1,358
   Loan recoveries                             (433)         (442)         (357)
                                            -------       -------       -------
     Net loans charged off                    2,621         1,755         1,001
                                            -------       -------       -------
Balance at end of year                      $ 7,377       $ 7,053       $ 6,465
                                            =======       =======       =======

H.    PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                             -------------------
                                                               1997        1996
                                                             -------     -------
Land                                                         $ 6,401     $ 5,733
Buildings and improvements                                    20,896      19,973
Furniture, fixtures and equipment                             18,786      14,880
                                                             -------     -------
                                                              46,083      40,586
Less accumulated depreciation and amortization                16,615      14,712
                                                             -------     -------
Total                                                        $29,468     $25,874
                                                             =======     =======

I.    DEPOSITS

      Included in certificates of deposit and other time deposits are certificates of deposit in amounts of $100,000 or more. The remaining maturities of these certificates are summarized as of December 31, 1997 as follows (in thousands):

Three months or less                            $ 47,586
Four through six months                           17,545
Seven through twelve months                       20,140
Thereafter                                        19,750
                                                --------
                                                $105,021
                                                ========

      Interest expense for certificates of deposit in excess of $100,000 was approximately $4,527,000, $3,450,000, and $2,989,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

      The Bank has no brokered deposits and there are no major concentrations of deposits.

J.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

      Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows (dollars in thousands):

                                                          1997          1996
                                                       ----------    ----------
Average balance during the year                        $   12,233    $    7,068
Average interest rate during the year                        4.59%         4.31%
Maximum month-end balance during the year              $   21,742    $   12,687
Average interest rate at the end of the year                 4.80%         4.22%

      The Bank has an available line of credit with the Federal Home Loan Bank of Dallas which allows the Bank to borrow on a collateralized basis at a fixed term for a period generally not exceeding one week. At December 31, 1997, the Bank had $25,000,000, bearing an interest rate of 6.30%, borrowed under this line of credit, with a term of one week.

K.    NOTES PAYABLE

      In connection with the acquisition of Enterprise Bank ("Enterprise") in 1993 and the merger with Guardian Bancshares, Inc. ("Guardian") in 1994, the Company entered into a loan agreement with a bank (the "lending bank") which committed $6,600,000 for the funding of the acquisition of Enterprise and $1,400,000 for the merger with Guardian. The Company prepaid the loan in full during 1997.

      In February 1991, the Company issued and sold $2,850,000 in aggregate principal amount of interest-bearing senior debentures (the "debentures") in denominations of $50,000 bearing interest at rates ranging from 8.6% to 10.5%, depending on the maturity date. All remaining debentures matured during the year ended December 31, 1996.

L.    TRUST PREFERRED SECURITIES

      In June 1997, the Company formed Sterling Bancshares Capital Trust I, a trust formed under the laws of the State of Delaware (the "Trust"). The Company is the owner of the entire beneficial interest represented by common securities of the Trust. The Trust issued $28,750,000 of 9.28% Trust Preferred Securities and invested the proceeds thereof in the 9.28% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company. The Junior Subordinated Debentures will mature on June 6, 2027, which date may be shortened to a date not earlier than June 6, 2002 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the Junior Subordinated Debentures by the Company. The Junior Subordinated Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

M.    INCOME TAXES

      The components of the provision for income tax expense follow (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                       1997             1996             1995
                                      -------          -------          -------
Current                               $ 6,601          $ 5,664          $ 4,419
Deferred                                  (25)            (552)             (15)
                                      -------          -------          -------
   Total                              $ 6,576          $ 5,112          $ 4,404
                                      =======          =======          =======

      The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate on operations as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                 1997        1996        1995
                                                -------     -------     -------
Taxes calculated at statutory rate              $ 6,881     $ 5,693     $ 4,930
Increase (decrease) resulting from:                --          --
   Tax-exempt interest income                      (368)       (421)       (415)
   Goodwill amortization                            103         114         114
   Adjustments to valuation allowance              --          (261)
   Other, net                                       (40)        (13)       (715)
                                                -------     -------     -------
Income tax expense                              $ 6,576     $ 5,112     $ 3,914
                                                =======     =======     =======

Significant deferred tax assets and liabilities at December 31, 1997 and 1996, were as follows (in thousands):

                                                                           DECEMBER 31,
                                                                         ---------------
                                                                          1997     1996
                                                                         ------   ------
Deferred tax assets:
   Unrealized gains/losses on available-for-sale investment securities   $   62   $  116
   Depreciable assets                                                       206      137
   Other real estate acquired by foreclosure                                 50      197
   Allowance for credit losses                                            2,465    1,829
   Net operating loss carryforward                                          241      288
   Deferred compensation                                                    163      463
   Other                                                                    145      234
                                                                         ------   ------
      Total deferred tax assets                                           3,332    3,264
Deferred tax liabilities:
   Earnings from Sterling Capital Mortgage Company                          222      111
   Cash to accrual (for former First Houston Bancshares)                    228      333
   Federal Home Loan Bank stock dividends                                   175       84
                                                                         ------   ------
      Total deferred tax liabilities                                        625      528
                                                                         ------   ------
Net deferred tax assets before valuation allowance                        2,707    2,736
Valuation allowance                                                         399      399
                                                                         ------   ------
Net deferred tax assets                                                  $2,308   $2,337
                                                                         ======   ======

N.    EMPLOYEE BENEFITS

      PROFIT SHARING PLAN - The Company's profit sharing plan includes substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but generally equal up to 10% of the Company's pretax income, subject to maximum contributions to each employee's account under applicable sections of the IRS code. Employee contributions to 401(k) plan accounts are optional. Beginning in 1997, the Company matched 50 percent of the employee's contribution, up to 6 percent of the employee's base pay. Profit sharing contributions are accrued and funded currently. Total profit sharing expense for 1997, 1996 and 1995 was approximately $1,702,000, $1,711,000, and $1,443,000, respectively.

      STOCK-BASED COMPENSATION - During April 1994, the Company adopted the "1994 Stock Incentive Plan (the "Stock Plan"). The Stock Plan provides for a maximum of 1,182,000 shares of the Company's common stock to be issued with 1,098,000 shares reserved for options and 84,000 shares to be reserved for issuance as performance shares. No options or performance shares may be granted after April 2004. The options are to be issued at the fair market value at the date of grant, and, accordingly, such options are noncompensatory. These options have been granted to officers at stock prices determined by the Compensation Committee of the Board of Directors which approximate the fair market value of the common stock at the date of grant and generally vest ratably over a four-year period. Options granted under the plan must be exercised not later than ten years from the date of grant. Compensation expense is recognized for performance shares issued. A total of 950, 1,950 and 5,625 performance shares were awarded under the Stock Plan during 1997, 1996 and 1995, respectively.

      A summary of changes in outstanding options, as restated for the 1997 stock split, is as follows (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------
                                                   1997                     1996                    1995
                                           ----------------------   ----------------------   ----------------------
                                                        WEIGHTED                 WEIGHTED                 WEIGHTED
                                                        AVERAGE                  AVERAGE                  AVERAGE
                                             SHARES     EXERCISE     SHARES      EXERCISE     SHARES      EXERCISE
                                             (000S)      PRICE       (000S)       PRICE       (000S)       PRICE
                                           ---------    ---------   ---------    ---------   ---------    ---------
Shares under option, beginning of period         757    $    5.51         784    $    4.39         342    $    2.66
   Shares granted                                113        15.05         147         9.29         548         5.39
   Shares canceled/expired                       (23)        6.48         (48)        5.51         (71)        4.94
   Shares exercised                              (91)        4.61        (126)        2.91         (35)        2.13
                                           ---------    ---------   ---------    ---------   ---------    ---------
Shares under option, end of period               756    $    7.02         757    $    5.51         784    $    4.39
                                           =========    =========   =========    =========   =========    =========

Shares exercisable, end of period                342                      281                      260
                                           =========                =========                =========

Shares reserved for future granting
   of options, end of period                     369                      482                      629
                                           =========                =========                =========

Weighted average fair value of options
   granted during the year                              $    4.90                $    1.41                $    0.28
                                                        =========                =========                =========

Range of exercise prices of options
   granted during the year                       $13.17-$21.63              $7.95-$10.67               $5.19-$7.55

      If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards, there would have been no material impact on the Company's net income or diluted earnings per share.

      The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               1997         1996         1995
                                              -------      -------      -------
Expected life (years)                            7.38         6.00         6.00
Interest rate                                    5.77%        7.08%        7.08%
Volatility                                      24.69%       22.69%       22.69%
Dividend yield                                   1.17%        2.00%        2.00%

      STOCK PURCHASE PLAN - The Company offers the 1994 Employee Stock Purchase Plan (the "Purchase Plan"), which is a compensatory benefit plan, to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan provides for an aggregate of 450,000 shares of the Company's common stock to be issued under the Plan with no more than 45,000 shares available during any annual offering. The purchase price for shares available under the Purchase Plan is equal to the fair market value on the date of the offering. During 1997 and 1996, 3,627 and 17,363 shares, respectively, were purchased and 17,866 and 6,228 shares, respectively, were subscribed for through payroll deduction for a maximum of two years. Shares are issued upon full payment.

O.    SHAREHOLDERS' EQUITY

      Stock splits - The Board of Directors declared stock splits effected in the form of stock dividends as follows:

             DECLARATION DATE      SPLIT RATIO     DISTRIBUTION DATE
             ----------------      -----------     ------------------
             January 26, 1998        3-for-2       February 20, 1998
             January 27, 1997        3-for-2       February 24, 1997
             January 22, 1996        3-for-2       February 14, 1996
             January 17, 1995        3-for-2       February 10, 1995

      PREFERRED STOCK - The Company's Board of Directors has authorized the issuance of up to 150,000 shares of convertible preferred stock in each of four series designated as Series A, Series B, Series C, and Series D. The Series A shares were offered and sold pursuant to a Confidential Private Placement Memorandum in conjunction with the opening of the new Cypress office of Sterling Bank. The offering terminated October 20, 1995, resulting in the issuance of 49,500 shares of preferred stock, which are convertible into a maximum of 183,769 shares of the Company's common stock after the February 20, 1998 stock split. The conversion ratio is dependent upon the Cypress office meeting certain performance goals.

      In conjunction with the opening of the Upper Kirby office in August 1996, the Series B shares were offered and sold pursuant to a Confidential Private Placement Memorandum. The offering terminated October 1, 1996, resulting in the issuance of 38,880 shares of preferred stock, which are convertible into 109,350 shares of the Company's common stock after the February 20, 1998 stock split. The Upper Kirby office has met the requisite performance goal such that the Series B shares will convert at the maximum ratio on August 12, 1998.

      In conjunction with the opening of the Fountainview office in December 1996, the Series C shares were offered and sold pursuant to a Confidential Private Placement Memorandum. The offering terminated on April 15, 1997, resulting in the issuance of 38,500 shares of preferred stock, which are convertible into a maximum of 72,188 shares of common stock after the February 20, 1998 stock split. The conversion ratio is dependent on the Fountainview office meeting certain deposit growth goals.

      On October 21, 1996, the Company's Board of Directors designated a series of convertible preferred stock, Series D, and authorized the issuance of up to 150,000 shares of Series D shares. In conjunction with the opening of the Cypress Station office in January 1997, the Series D shares were offered and sold pursuant to a Confidential Private Placement Memorandum. The offering terminated on May 5, 1997, resulting in the issuance of 50,233 shares of preferred stock, which are convertible into a maximum of 94,187 shares of common stock after the February 20, 1998 stock split. The conversion ratio is dependent on the Cypress Station office meeting certain deposit growth goals.

      DIVIDEND-IN-KIND - On December 29, 1995, First Houston distributed its computer software service business to its shareholders through a transfer of 239,500 shares of $1 par value common stock, constituting all of the issued and outstanding shares of Altair. No gain or loss was recognized from the distribution, and the book value of Altair of $894,370 was eliminated against retained earnings. The financial position and results of operations of Altair were not material to the consolidated financial statements of the Company.

P.    INCOME PER COMMON SHARE

      Income per common share was computed based on following (in thousands, except per share data):

                                                          1997               1996                1995
                                                   -----------------   -----------------   -----------------
                                                               PER                 PER                 PER
                                                    AMOUNT    SHARE     AMOUNT    SHARE     AMOUNT    SHARE
                                                   --------   ------   --------   ------   --------   ------
Net income                                         $ 13,083            $ 11,153            $  9,683
                                                   ========            ========            ========
Basic:
   Weighted average shares outstanding               20,573   $ 0.64     20,370   $ 0.55     20,177   $ 0.48
                                                              ======              ======              ======
Diluted:
   Add incremental shares for:
      Assumed exercise of outstanding options           713                 668                 351
      Assumed conversion of preferred stock             319                 184                  27
                                                   --------            --------            --------
Total                                                21,605   $ 0.61     21,222   $ 0.53     20,555   $ 0.47
                                                   ========   ======   ========   ======   ========   ======

     All income per common share amounts have been adjusted for stock splits, including the split effected on February 20, 1998 (see Note O). The incremental shares for the assumed exercise of the outstanding options was determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock was determined assuming applicable performance goals had been met.

Q.    COMMITMENTS AND CONTINGENCIES

      LEASES - A summary as of December 31, 1997, of noncancelable future operating lease commitments follows (in thousands):

                      1998                          $ 774
                      1999                            744
                      2000                            627
                      2001                            471
                      2002                            278
                      Thereafter                    1,830
                                                  -------
                      Total                       $ 4,724
                                                  =======

      Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $427,000, $319,000, and $266,000 for the years ended December 31, 1997,
      1996 and 1995, respectively.

      LITIGATION - The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements.

R.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

      The Bank is a party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of these instruments. The Bank uses the same credit policies in making these commitments and conditional obligations as it does for on-balance sheet instruments.

      The following is a summary of the various financial instruments entered into by the Bank (in thousands):

                                                               DECEMBER 31,
                                                          ----------------------
                                                            1997          1996
                                                          --------      --------
Financial instruments whose contract amount
   represents credit risk:
      Commitments to extend credit                        $102,688      $ 83,668
      Standby letters of credit                             10,296         6,634
      Mortgages sold with recourse                         150,652          --

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

S.    REGULATORY MATTERS

      CAPITAL REQUIREMENTS - The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amount and the Bank's classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators.

      To meet the capital adequacy requirements, the Company must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 1997 and 1996, that the Company met all capital adequacy requirements to which they are subject.

      As of December 31, 1997, the most recent notification categorized the Bank as "well capitalized" and there have been no events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

      The following is a summary of the Company's capital ratios for the periods presented (in thousands):

                                                                                              TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                       FOR CAPITAL        PROMPT CORRECTIVE
                                                  ACTUAL            ADEQUACY PURPOSES     ACTION PROVISIONS
                                           --------------------   ---------------------  ---------------------
                                            AMOUNT      RATIO      AMOUNT       RATIO     AMOUNT       RATIO
                                           --------    --------   --------     --------  --------     --------
CONSOLIDATED:
As of December 31, 1997:
Total Capital (to Risk Weighted Assets)    $114,719      13.56    $ 67,681        8.0%
Tier I Capital (to Risk Weighted Assets)    105,282      12.45%     33,826        4.0%
Tier I Capital (to Average Assets)          105,282      11.05%     38,111        4.0%

As of December 31, 1996:
Total Capital (to Risk Weighted Assets)    $ 72,443      11.63    $ 49,832        8.0%
Tier I Capital (to Risk Weighted Assets)     65,390      10.50%     24,910        4.0%
Tier I Capital (to Average Assets)           65,390       8.02%     32,613        4.0%

BANK ONLY:
As of December 31, 1997:
Total Capital (to Risk Weighted Assets)    $ 86,540      10.22    $ 67,742        8.0%   $ 84,677       10.0%
Tier I Capital (to Risk Weighted Assets)     79,153       9.35%     33,862        4.0%     50,793        6.0%
Tier I Capital (to Average Assets)           79,153       8.42%     37,602        4.0%     47,003        5.0%

As of December 31, 1996:
Total Capital (to Risk Weighted Assets)    $ 75,191      12.07    $ 49,837        8.0%   $ 62,296       10.0%
Tier I Capital (to Risk Weighted Assets)     68,138      10.94%     24,913        4.0%     37,370        6.0%
Tier I Capital (to Average Assets)           68,138       7.77%     35,077        4.0%     43,847        5.0%

      DIVIDEND RESTRICTIONS - Dividends paid by the Bank and the Company are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $24,201,000 and $25,931,000 available for payment of dividends at December 31, 1997, by the Bank and the Company, respectively. Dividends paid by the Bank to Bancorp, and by Bancorp to Bancshares, for the years ended December 31, 1997, 1996 and 1995 were $3,150,000, $4,200,000, and $3,540,000, respectively. The Company paid cash dividends to its shareholders totaling $2,776,000, $2,710,000, and $2,150,000 during 1997, 1996 and 1995, respectively.

T.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL STATEMENTS

      Fair values were estimated by management as of December 31, 1997 and 1996, and required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

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

      LOANS HELD FOR SALE - For loans held for sale, fair value equals quoted market prices, if available. If a quoted market price is not available, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      LOAN RECEIVABLES - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      DEPOSIT LIABILITIES - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS - The carrying amounts approximate fair value because these borrowings reprice at market rates generally within four days.

      NOTES PAYABLE - Rates currently available to the Company for debt with similar terms and remaining maturities are used to discount the future cash flows to estimate fair value of existing debt.

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

      The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                              DECEMBER 31,
                                         --------------------------------------------------------
                                                   1997                           1996
                                         --------------------------    --------------------------
                                           CARRYING     ESTIMATED        CARRYING      ESTIMATED
                                            AMOUNT      FAIR VALUE        AMOUNT       FAIR VALUE
                                         -----------    -----------    -----------    -----------
Financial assets:
   Cash and cash equivalents             $   110,479    $   110,479    $   125,853    $   125,853
   Interest-bearing deposits in
      financial institutions                     409            409             22             22
   Available-for-sale investment
      securities                              81,592         81,592         57,382         57,382
   Held-to-maturity investment
      securities                             195,309        197,424        148,083        147,665
   Loans held for sale                        70,193         70,193         40,969         40,969
   Loans                                     667,918        661,208        513,357        514,649
   Less allowance for credit losses           (7,377)        (7,377)        (7,053)        (7,053)
                                         -----------    -----------    -----------    -----------
Total                                    $ 1,118,523    $ 1,113,928    $   878,613    $   879,487
                                         ===========    ===========    ===========    ===========

Financial liabilities:
   Deposits                              $ 1,022,220    $ 1,023,327    $   840,344    $   829,047
   Securities sold under agreements to
      repurchase                              44,491         44,491          3,751          3,751
   Notes payable                                --             --            4,000          3,999
                                         -----------    -----------    -----------    -----------
Total                                    $ 1,066,711    $ 1,067,818    $   848,095    $   836,797
                                         ===========    ===========    ===========    ===========

Off-balance-sheet instruments:
   Commitments to extend credit                             ( - )                         ( - )
   Standby letters of credit                                ( - )                         ( - )

U.    SUBSEQUENT EVENT

      On February 17, 1998, the Company entered into an Agreement and Plan of Consolidation (the "Agreement") with Humble National Bank ("Humble"). The terms of the Agreement provide that each share of Humble's common stock will be canceled and converted to the right to receive a fractional share of the Company's common stock, for a total of 855,000 shares of the Company's common stock. Humble had approximately $54.2 million in assets and $49.6 million in deposits as of December 31, 1997. This Agreement is subject to approval by the shareholders of Humble and applicable banking regulatory authorities.

 V.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts).

                                                 1997                                    1996
                                 -------------------------------------   -------------------------------------
                                 FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                                 QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                 -------   -------   -------   -------   -------   -------   -------   -------
Interest income                  $21,717   $20,918   $19,265   $17,368   $16,805   $15,964   $14,935   $14,467
Interest expense                   6,624     6,654     6,058     5,449     5,264     5,047     4,822     4,674
                                 -------   -------   -------   -------   -------   -------   -------   -------
   Net interest income            15,093    14,264    13,207    11,919    11,541    10,917    10,113     9,793
Provision for credit losses          860       695       708       682       625       587       570       561
                                 -------   -------   -------   -------   -------   -------   -------   -------
Net interest income after
   provision for credit losses    14,233    13,569    12,499    11,237    10,916    10,330     9,543     9,232
Non-interest income                2,563     2,722     2,344     2,110     2,307     2,227     1,978     2,086
Non-interest expense              11,368    11,206     9,950     9,094     9,529     8,010     7,492     7,323
                                 -------   -------   -------   -------   -------   -------   -------   -------
   Income before income taxes      5,428     5,085     4,893     4,253     3,694     4,547     4,029     3,995
Income taxes                       1,873     1,675     1,624     1,404     1,191     1,448     1,188     1,285
                                 -------   -------   -------   -------   -------   -------   -------   -------
   Net income                      3,555     3,410     3,269     2,849     2,503     3,099     2,841     2,710
                                 =======   =======   =======   =======   =======   =======   =======   =======

Earnings per share:
   Basic                         $  0.17   $  0.17   $  0.16   $  0.14   $  0.12   $  0.15   $  0.14   $  0.13
                                 =======   =======   =======   =======   =======   =======   =======   =======
   Diluted                       $  0.16   $  0.16   $  0.15   $  0.13   $  0.12   $  0.15   $  0.13   $  0.13
                                 =======   =======   =======   =======   =======   =======   =======   =======

Shares used in computing
   earnings per share:
   Basic                          20,627    20,601    20,561    20,504    20,435    20,424    20,352    20,265
                                 =======   =======   =======   =======   =======   =======   =======   =======
   Diluted                        21,704    21,692    21,528    21,455    21,302    21,102    21,062    21,020
                                 =======   =======   =======   =======   =======   =======   =======   =======

      Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

      All quarters have been restated to reflect the acquisition of First
      Houston.

      The Company adopted SFAS No. 128 in 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement.

      All per share data reflects the common stock splits through February 20, 1998.

W.    PARENT-ONLY FINANCIAL STATEMENTS

      STERLING BANCSHARES, INC.
      (PARENT COMPANY ONLY)

      BALANCE SHEETS
      DECEMBER 31, 1997 AND 1996
      (IN THOUSANDS)
      --------------------------------------------------------------------------

                                                             DECEMBER 31,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
ASSETS
Cash                                                     $     269    $   1,734
Interest bearing deposits in subsidiary bank                28,249           --
Accrued interest receivable and other assets                 2,554          761
Goodwill, net                                                  638          666
Investment in bank subsidiaries                             79,916       68,411
Investment in trust subsidiary                                 889           --
                                                         ---------    ---------
TOTAL                                                    $ 112,515    $  71,572
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Accrued interest payable and other liabilities        $   2,892    $     568
   Notes payable                                                --        4,000
   Junior subordinated debentures                           29,639           --
                                                         ---------    ---------
                Total liabilities                           32,531        4,568

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock                                             177           88
   Common stock                                             13,760       13,543
   Capital surplus                                          21,875       19,619
   Retained earnings                                        44,287       33,980
   Net unrealized gains (losses) on available-for-sale
         investment securities, net of taxes                  (115)        (226)
                                                         ---------    ---------
                Total shareholders' equity                  79,984       67,004
                                                         ---------    ---------
TOTAL                                                    $ 112,515    $  71,572
                                                         =========    =========

      STERLING BANCSHARES, INC.
      (PARENT COMPANY ONLY)

      STATEMENTS OF INCOME
      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
      (IN THOUSANDS)
      --------------------------------------------------------------------------



                                                       1997      1996      1995
                                                     -------   -------   -------
REVENUES:
   Dividends received from bank subsidiaries         $ 3,150   $ 4,290   $ 3,960
   Interest income                                         1         1         1
                                                     -------   -------   -------
      Total revenues                                   3,151     4,291     3,961

EXPENSES:
   Interest expense:
      Notes payable and senior debentures                146       385       587
      Junior subordinated debentures                   1,519        --        --
   Goodwill amortization                                  28        28        27
   General and administrative                            541       331       275
                                                     -------   -------   -------
      Total expenses                                   2,234       744       889

Income before equity in undistributed
   earnings of subsidiaries and income taxes             917     3,547     3,072

Equity in undistributed earnings of
   subsidiaries                                       11,394     7,398     6,340
                                                     -------   -------   -------

Income before benefit for income taxes                12,311    10,945     9,412

Benefit for income taxes                                 772       208       271
                                                     -------   -------   -------

Net income                                           $13,083   $11,153   $ 9,683
                                                     =======   =======   =======

      STERLING BANCSHARES, INC.
      (PARENT COMPANY ONLY)

      STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
      (IN THOUSANDS)
      --------------------------------------------------------------------------


                                                                            YEAR ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                         1997        1996        1995
                                                                       --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $ 13,083    $ 11,153    $  9,683
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Amortization of goodwill                                              28          28          27
       Equity in undistributed earnings of subsidiary                   (11,394)     (7,398)     (6,340)
       Change in operating assets and liabilities:
          Accrued interest receivable and other assets                   (1,793)        (11)       (643)
          Accrued interest payable and other liabilities                  2,324         459          66
                                                                       --------    --------    --------
                 Net cash provided by operating activities                2,248       4,231       2,793

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital contribution to former Houston National Bank subsidiary          --          --      (2,750)
    Capital contribution to Sterling Bancshares Capital Trust I            (889)         --          --
                                                                       --------    --------    --------
                 Net cash used in investing activities                     (889)         --      (2,750)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable and senior debentures                    (4,000)     (1,800)     (2,250)
    Proceeds from issuance of common stock                                1,336         639       3,499
    Proceeds from issuance of preferred stock                             1,226         575          64
    Proceeds from issuance of junior subordinated debentures             29,639          --          --
    Payments of cash dividends                                           (2,776)     (2,710)     (2,150)
                                                                       --------    --------    --------
                 Net cash provided by (used in) financing activities     25,425      (3,296)       (256)
                                                                       --------    --------    --------
 NET INCREASE (DECREASE) IN CASH                                         26,784         935        (213)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           1,734         799       1,012
                                                                       --------    --------    --------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 28,518    $  1,734    $    799
                                                                       ========    ========    ========

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
2.1       Merger Agreement dated as of October 21, 1993, between the Company and
          Guardian Bancshares, Inc. [Incorporated by reference to Exhibit 2(a)
          of the Company's Registration Statement on Form S-4 (File No.
          33-71660)]

2.2 Amendment No. 1 dated as of January 26, 1994, to the Merger Agreement dated as of October 21, 1993, between the Company and Guardian
          Bancshares, Inc. [Incorporated by reference to Exhibit 2(b) of the Company's Registration Statement on Form S-4 (File No. 33-71660)]

2.3       Stock Purchase Agreement dated as of September 10, 1993, among the
          Company, Sterling Bancorporation, Inc., Enterprise Bank--Houston, and the Shareholder Representatives of Enterprise Bank--Houston, Inc.
          [Incorporated by reference to Exhibit 2(c) of the Company's
          Registration Statement on Form S-4 (File No. 33-71660)]

2.4 Agreement and Plan of Merger dated as of March 18, 1997, by and among the Company, Sterling Bancorporation, Inc. and First Houston
          Bancshares, Inc. [Incorporated by reference to the Company's
          Registration Statement on Form S-4 (File No. 333-28153)]

2.5 Agreement and Plan of Consolidation dated as of February 17, 1998, by and between the Company and Humble National Bank [Incorporated by reference to the Company's Current Report on Form 8-K filed on February 27, 1998 (File No. 000-20750)]

3.1       Restated and Amended Articles of Incorporation of the Company
          [Incorporated by reference to Exhibit 3.1 to the Company's
          Registration Statement on Form S-3 (File No. 333-27185)]

3.2       Restated By-Laws of the Company [Incorporated by reference to Exhibit
          4.2 of the Company's Registration Statement on Form S-8, effective
          November 25, 1996 (File No. 333-16719)]

4.1 Form of Indenture to be dated as of June 6, 1997 [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

4.2 Form of Junior Subordinated Debenture [Included as an exhibit to the Form of Indenture that is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

4.3       Form of Trust Preferred Securities Guarantee Agreement of the Company
          [Incorporated by reference to Exhibit 4.7 to the Company's
          Registration Statement on Form S-3 (File No. 333-27185)]

10.1* 1994 Incentive Stock Option Plan of the Company [Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.2 1994 Employee Stock Purchase Plan of the Company [Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.3* 1984 Incentive Stock Option Plan of the Company [Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476)]

10.4*     Settlement and Release Agreement dated October 2, 1995, between the
          Company and C. Frank Kurtin [Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended
          December 31, 1995]

10.5*     Consulting Contract dated October 2, 1995, between Sterling
          Bancshares, Inc., and C. Frank Kurtin [Incorporated by reference to
          Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

10.6* 1995 Non-Employee Director Stock Compensation Plan [Incorporated by reference to Exhibit 5.1 of the Company's Registration Statement on Form S-8 (File No. 333-16719)]

21        Subsidiaries of the Company

23.1      Consent of Deloitte & Touche LLP, Independent Auditors

27 Financial Data Schedule [The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-K filed electronically with the Securities and Exchange Commission]

*   Management Compensation Agreement