Form 10-Q
period 1998-06-30
STERLING BANCSHARES INC
filed 1998-08-14
CIK 891098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             ---------------------
                                   FORM 10-Q
                             ---------------------
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998

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

     The number of shares outstanding of each class of the registrant's capital stock as of June 30, 1998:

               CLASS OF STOCK                               SHARES OUTSTANDING
               --------------                               ------------------
        Common Stock, Par Value $1.00                           21,809,617

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Cash and due from banks.....................................  $   85,314     $  114,552
Federal funds sold..........................................      27,000          7,500
Interest-bearing deposits in financial institutions.........       5,880            409
Securities purchased with an agreement to resell............      36,529         15,496
Available-for-sale investment securities, at fair value.....      75,924         93,669
Held-to-maturity investment securities, at amortized cost...     165,832        197,970
Investment in Sterling Capital Mortgage Company.............       2,952          2,510
Loans held for sale.........................................     101,865         70,193
Loans.......................................................     748,897        693,460
Allowance for credit losses.................................      (8,609)        (7,629)
                                                              ----------     ----------
  Loans, net................................................     740,288        685,831
Accrued interest receivable.................................       7,686          7,958
Real estate acquired by foreclosure.........................       2,237            515
Premises and equipment, net.................................      31,243         31,013
Goodwill, net...............................................       1,418          1,518
Other assets................................................       7,996          7,915
                                                              ----------     ----------
          TOTAL ASSETS......................................  $1,292,164     $1,237,049
                                                              ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits:
  Noninterest-bearing.......................................  $  403,274     $  359,137
  Interest-bearing..........................................     491,864        475,890
Certificates of deposit and other time deposits.............     256,069        236,756
                                                              ----------     ----------
          Total deposits....................................   1,151,207      1,071,783
Securities sold under agreements to repurchase and other
  borrowed funds............................................      15,956         44,501
Accrued interest payable and other liabilities..............       4,271          8,571
                                                              ----------     ----------
          Total liabilities.................................   1,171,434      1,124,855

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED
  SECURITIES OF SUBSIDIARY TRUST............................      28,750         28,750
Shareholders' equity:
  Convertible preferred stock, $1 par value, 1 million
     shares authorized......................................         177            177
  Common stock, $1 par value, 50 million shares
     authorized.............................................      21,810         21,496
  Capital surplus...........................................      18,055         16,306
  Retained earnings.........................................      51,972         45,523
  Net unrealized gains(losses) on available-for-sale
     investment securities, net of tax......................         (34)           (58)
                                                              ----------     ----------
          Total shareholders' equity........................      91,980         83,444
                                                              ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY........  $1,292,164     $1,237,049
                                                              ==========     ==========

            See Notes to Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                           THREE MONTHS         SIX MONTHS
                                                          ENDED JUNE 30,      ENDED JUNE 30,
                                                         -----------------   -----------------
                                                          1998      1997      1998      1997
                                                         -------   -------   -------   -------
                                                                      (UNAUDITED)
                                                                    (IN THOUSANDS)
Interest income:
  Loans, including fees................................  $19,733   $15,550   $38,002   $29,631
  Federal funds sold...................................      283       504       462       866
  Deposits in financial institutions...................       95       371       241       497
  Securities purchased under agreements to resell......      520        --       871        --
  Investment securities:
     Taxable...........................................    3,495     3,371     7,384     6,639
     Tax-exempt........................................      324       290       558       587
                                                         -------   -------   -------   -------
          Total interest income........................   24,450    20,086    47,518    38,220
Interest expense:
  Demand and savings deposits..........................    3,616     3,419     7,225     6,445
  Certificates and other time deposits.................    3,386     2,735     6,542     5,239
  Securities sold under agreements to repurchase and
     other borrowed funds..............................      221       107       446       172
  Notes payable........................................       --        54        --       147
                                                         -------   -------   -------   -------
          Total interest expense.......................    7,223     6,315    14,213    12,003
                                                         -------   -------   -------   -------
          NET INTEREST INCOME..........................   17,227    13,771    33,305    26,217
          Provision for credit losses..................    1,764       735     2,665     1,454
                                                         -------   -------   -------   -------
          NET INTEREST INCOME AFTER
            PROVISION..................................   15,463    13,036    30,640    24,763
Noninterest income:
  Customer service fees................................    1,849     1,779     3,695     3,447
  Equity in earnings of Sterling Capital Mortgage
     Company...........................................      269        55       462        55
  Other................................................    1,431       777     2,297     1,495
                                                         -------   -------   -------   -------
          Total noninterest income.....................    3,549     2,611     6,454     4,997
Noninterest expense:
  Salaries and employee benefits.......................    6,477     5,734    12,962    11,172
  Occupancy expense....................................    1,604     1,394     2,996     2,805
  Technology...........................................    1,341       594     2,308     1,170
  Supplies.............................................      236       235       504       444
  Professional fees....................................      525       375       895       617
  Minority interest expense............................      667       178     1,334       178
  Other................................................    2,150     2,075     4,252     3,947
                                                         -------   -------   -------   -------
          Total noninterest expense....................   13,000    10,585    25,251    20,333
          NET INCOME BEFORE INCOME TAXES...............    6,012     5,062    11,843     9,427
     Provision for income taxes........................    1,744     1,670     3,723     3,106
                                                         -------   -------   -------   -------
          NET INCOME...................................  $ 4,268   $ 3,392   $ 8,120   $ 6,321
                                                         =======   =======   =======   =======
Earnings per share:
  Basic................................................  $  0.20   $  0.16   $  0.37   $  0.30
                                                         =======   =======   =======   =======
  Diluted..............................................  $  0.19   $  0.15   $  0.36   $  0.28
                                                         =======   =======   =======   =======

            See Notes to Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1998       1997
                                                              --------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  8,120   $   6,321
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Amortization and accretion of premiums and discounts on
      investment securities, net............................       234         173
     Equity in undistributed earnings of Sterling Capital
      Mortgage Company......................................      (442)         20
     Provision for credit losses............................     2,665       1,454
     Loss on disposal of premises and equipment.............        --         115
     Gain on sale of real estate acquired by foreclosure and
      repossessed assets....................................       (76)        (32)
     Depreciation and amortization..........................     2,599       1,854
     Net change in loans held for sale......................   (31,672)     (5,646)
     Increase (decrease) in accrued interest receivable and
      other assets..........................................       291      (2,883)
     Decrease in accrued interest payable and other
      liabilities...........................................    (4,310)     (2,037)
                                                              --------   ---------
          Net cash used in operating activities.............   (22,591)       (661)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in securities purchased under agreements to
     resell.................................................   (21,033)         --
  Proceeds from maturity and paydowns of held-to-maturity
     investment securities..................................    50,060      12,482
  Purchases of held-to-maturity investment securities.......   (10,180)    (75,415)
  Proceeds from maturity and paydowns of available-for-sale
     investment securities..................................    42,433      19,079
  Purchases of available-for-sale investment securities.....   (32,630)    (16,804)
  Net increase in loans.....................................   (59,033)    (91,915)
  Proceeds from sale of real estate acquired by
     foreclosure............................................       265         633
  Net increase in interest-bearing deposits in financial
     institutions...........................................    (5,471)        (20)
  Proceeds from sale of premises and equipment..............        59         196
  Purchase of premises and equipment........................    (2,888)     (5,087)
                                                              --------   ---------
          Net cash used in investing activities.............   (38,418)   (156,851)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts..........................    79,424      80,102
  Net increase (decrease) in repurchase agreements/funds
     purchased..............................................   (28,545)     30,039
  Repayment of notes payable................................        --      (4,000)
  Proceeds from issuance of common stock....................     2,063       1,020
  Proceeds from issuance of preferred stock.................        --       1,226
  Proceeds from issuance of trust preferred securities of
     subsidiary trust.......................................        --      28,750
  Dividends paid............................................    (1,671)     (1,358)
                                                              --------   ---------
          Net cash provided by financing activities.........    51,271     135,779
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (9,738)    (21,733)
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................   122,052     131,348
                                                              --------   ---------
  End of period.............................................  $112,314   $ 109,615
                                                              ========   =========
SUPPLEMENTAL INFORMATION:
  Income taxes paid.........................................  $  4,783   $   6,723
                                                              ========   =========
  Interest paid.............................................  $ 14,110   $  11,718
                                                              ========   =========
  Noncash investing and financing activities:
     Acquisitions of real estate through foreclosure of
      collateral............................................  $  1,911   $      71
                                                              ========   =========

            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

1. BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 1997.

2. ACQUISITION

     On June 30, 1998, the Company acquired Humble National Bank ("Humble") in exchange for 855,000 shares of the Company's common stock. This transaction was accounted for as a pooling of interests and previously issued financial statements have been restated.

     The following table reflects the results of operations of the Company and Humble as separate entities and the combined amounts after the pooling of interests:

                                                        SIX MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------------
                                                   1998                           1997
                                       ----------------------------   ----------------------------
                                       STERLING                       STERLING
                                       (WITHOUT                       (WITHOUT
                                       HUMBLE)    HUMBLE   COMBINED   HUMBLE)    HUMBLE   COMBINED
                                       --------   ------   --------   --------   ------   --------
Interest income......................  $45,623    $1,895   $47,518    $36,634    $1,586   $38,220
Interest expense.....................   13,602       611    14,213     11,507       496    12,003
                                       -------    ------   -------    -------    ------   -------
Net interest income..................   32,021     1,284    33,305     25,127     1,090    26,217
Provision for credit losses..........    2,623        42     2,665      1,400        54     1,454
                                       -------    ------   -------    -------    ------   -------
Net interest income after provision
  for loan losses....................   29,398     1,242    30,640     23,727     1,036    24,763
Noninterest income...................    5,393     1,061     6,454      4,455       542     4,997
Noninterest expense..................   23,591     1,660    25,251     19,036     1,297    20,333
                                       -------    ------   -------    -------    ------   -------
Net income before income taxes.......   11,200       643    11,843      9,146       281     9,427
Provision for income taxes...........    3,534       189     3,723      3,028        78     3,106
                                       -------    ------   -------    -------    ------   -------
Net income...........................  $ 7,666    $  454   $ 8,120    $ 6,118    $  203   $ 6,321
                                       =======    ======   =======    =======    ======   =======

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES

3. EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") was computed based on the following (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------   ---------------------------------
                                                    1998              1997              1998              1997
                                               ---------------   ---------------   ---------------   ---------------
                                                          PER               PER               PER               PER
                                               AMOUNT    SHARE   AMOUNT    SHARE   AMOUNT    SHARE   AMOUNT    SHARE
                                               -------   -----   -------   -----   -------   -----   -------   -----
Net income...................................  $4,268            $3,392            $8,120            $6,321
                                               =======           =======           =======           =======
Basic:
  Weighted average shares outstanding........  21,780    $0.20   21,415    $0.16   21,701    $0.37   21,387    $0.30
                                                         =====             =====             =====             =====
Diluted:
  Add incremental shares for:
    Assumed exercise of outstanding
      options................................     719               685               618               691
    Assumed conversion of preferred stock....     459               282               459               269
                                               -------           -------           -------           -------
        Total................................  22,958    $0.19   22,382    $0.15   22,778    $0.36   22,346    $0.28
                                               =======   =====   =======   =====   =======   =====   =======   =====

     All 1997 amounts have been restated to reflect the acquisition of Humble on June 30, 1998 and a three-for-two stock split on February 20, 1998.

4. RECENT ACCOUNTING STANDARDS

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of operations, (2) the statement of stockholders' equity or (3) a new separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in capital surplus) and distributions to owners (dividends). The Company will report comprehensive income on the statement of stockholders' equity. Comprehensive income for the Company includes net income and the changes in unrealized gains and losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENTS

     Expansion -- On September 30, 1997, First Houston was acquired by the Company in a stock-for-stock merger. On October 27, 1997, Houston National Bank was merged into Sterling Bank, creating the Bank's fifteenth banking office.

     In January 1998 the Company opened its sixteenth banking office on Spencer Highway in Pasadena. In conjunction with the opening of this office, the Company's Board designated 50,000 shares of Series E convertible preferred stock and authorized the offering and sale of such shares to investors who may assist in the business development efforts of the office. These preferred shares will be convertible into a maximum of 62,500 shares of the Company's common stock. The conversion ratio is dependent upon the Spencer Highway office meeting certain performance goals.

     On May 13, 1998, the Company opened its seventeenth banking office in Fort Bend County. In conjunction with the opening of this office, in April 1998, the Company's Board designated two additional series of convertible preferred stock consisting of 30,000 shares of Series F Convertible Preferred Stock and 50,000 shares of Series G Convertible Preferred Stock. The shares of Series F and Series G Convertible Preferred Stock, which are being offered and sold to prospective investors who the Company believes will be helpful in the development of the office, will be convertible into a maximum of 100,000 shares of the Company's common stock.

     On June 30, 1998, Humble was acquired by the Company in a stock-for-stock merger. The Company plans to merge Humble into Sterling Bank before the end of 1998, to create Sterling Bank's eighteenth banking office.

     On July 2, 1998, the Company acquired an additional 40% equity ownership in CMCR Holding Company, the parent company of Sterling Capital Mortgage Company ("SCMC") resulting in a total of 80% equity ownership. This acquisition will be accounted for as a purchase transaction and the results of operations from July 2, 1998 forward will be consolidated into the Company's results of operations.

     On June 12, 1998, the Company entered into an Agreement and Plan of Consolidation (the "Agreement") with Hometown Bancshares, Inc. ("Hometown"), which is a bank holding company owning 100% of Clear Lake National Bank. Under the terms of the Agreement, the merger consideration to be paid to Hometown's shareholders will be determined based upon the average closing sales price of the Company's common stock for a ten day period preceding the closing, provided that the total number of shares of the Company's common stock to be paid to Hometown's shareholders will not be more than 1,375,000 shares or less than 1,150,000 shares. Hometown had approximately $84.7 million in assets and $77.6 million in deposits as of June 30, 1998. This Agreement is subject to approval by the shareholders of Hometown and applicable banking regulatory authorities.

RESULTS OF OPERATIONS

  Six Months Ended June 30, 1998 Compared to Same Period in 1997

     Net Income -- Net income for the six-month period ended June 30, 1998, was $8.1 million as compared to $6.3 million for the same period in 1997, an increase of approximately $1.8 million or 28.5%. This increase was a result of the overall growth in the asset base of the bank.

     Net Interest Income -- Net interest income for the six-month period ended June 30, 1998, was $33.3 million, as compared to $26.2 million for the same period in 1997, an increase of $7.1 million or 27.0%. The growth in net interest income is attributable primarily to increases in average earning assets, enhanced by the maintenance of a strong net interest margin. Average earning assets for the six months ended June 30, 1998, were $1.1 billion, up $232 million, or 26.1% from $890.1 million for the same period in 1997. The yield on average earning assets for the six-month period ended June 30, 1998, was 8.54%, as compared to 8.66% for the same period in 1997. This decrease is due primarily to an increase in mortgage loans held for resale, which have a lower yield than most other loan types. For the first six months of 1998, average total loans represented

72.0% of average total interest earning assets, compared to 67.4% for the same period in 1997. The cost of interest bearing liabilities rose 4 basis points from 3.76% in 1997 to 3.80% in 1998. Even though average rates on earning assets declined and average rates on interest bearing liabilities increased, the Company's 5.98% net interest margin for the first six months of 1998 increased from the 5.94% net interest margin recorded during the same period in 1997. This is the result of growth in average non-interest bearing demand deposits of $81.6 million, or 29.9%, reinvestment of earnings and issuance of stock resulting in an increase of average equity of $13.7 million, or 18.5%, and the issuance of the Trust Preferred Securities of $28.8 million.

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

     The following schedule gives a comparative analysis of the Company's daily average interest-earning accounts and interest-bearing accounts for the six-month periods ended June 30, 1998 and 1997, respectively:

                          CONSOLIDATED YIELD ANALYSIS
                           SIX MONTHS ENDED JUNE 30,

                                                       1998                            1997
                                           -----------------------------   -----------------------------
                                            AVERAGE                         AVERAGE
                                            BALANCE     INTEREST   YIELD    BALANCE     INTEREST   YIELD
                                           ----------   --------   -----   ----------   --------   -----
                                                              (DOLLARS IN THOUSANDS)
Interest Earning Assets:
Interest bearing deposits in financial
  institutions...........................  $    8,428   $   241    5.77%   $   18,719   $   497    5.35%
Federal funds sold.......................      16,892       462    5.52%       32,556       866    5.36%
Securities purchased under agreements to
  resell.................................      24,752       871    7.10%           --        --      --
Investment securities (taxable)..........     238,766     7,384    6.24%      215,661     6,639    6.21%
Investment securities (tax-exempt).......      24,906       558    4.52%       23,447       587    5.05%
Loans (taxable)..........................     807,899    37,972    9.48%      598,787    29,597    9.97%
Loans (tax-exempt).......................         784        30    7.72%          902        34    7.60%
                                           ----------   -------    ----    ----------   -------    ----
          Total Interest Earning
            Assets.......................   1,122,427    47,518    8.54%      890,072    38,220    8.66%
Noninterest Earning Assets:
Cash and due from banks..................      71,295                          71,538
Premises and equipment, net..............      31,117                          29,088
Other assets.............................      19,999                          18,105
Allowance for credit losses..............      (8,131)                         (7,599)
                                           ----------                      ----------
          Total Noninterest Earning
            Assets.......................     114,280                         111,132
                                           ----------                      ----------
          Total Assets...................  $1,236,707                      $1,001,204
                                           ==========                      ==========
Interest Bearing Liabilities:
Demand and savings deposits..............  $  480,601   $ 7,225    3.03%   $  424,194   $ 6,445    3.06%
Certificates and other time deposits.....     253,732     6,542    5.20%      208,271     5,239    5.07%
Other borrowings.........................      19,936       446    4.51%        7,670       172    4.52%
Debentures and notes payable.............          --        --      --         3,006       147    9.86%
                                           ----------   -------    ----    ----------   -------    ----
          Total Interest Bearing
            Liabilities..................     754,269    14,213    3.80%      643,141    12,003    3.76%
Noninterest Bearing Liabilities:
  Demand deposits........................     354,637                         273,071
  Other liabilities......................      11,257                          10,926
Trust preferred securities...............      28,750                              --
Shareholders' equity.....................      87,794                          74,066
                                           ----------                      ----------
                                              482,438                         358,063
                                           ----------                      ----------
          Total Liabilities and
            Shareholders' Equity.........  $1,236,707                      $1,001,204
                                           ==========                      ==========
          Net Interest Income & Margin...               $33,305    5.98%                $26,217    5.94%
                                                        =======    ====                 =======    ====
          Net Interest Income & Margin
            (tax equivalent).............               $33,564    6.03%                $26,495    6.00%
                                                        =======    ====                 =======    ====

     Provision for Credit Losses -- The provision for credit losses for the first six months of 1998 was $2.7 million, as compared to $1.5 million for the same period in 1997, an increase of $1.2 million or 83.3%. This increase in the provision for credit losses is due to an increase in net charge-offs as well as to provide for loan growth. After net charge-offs of $1.7 million and provisions for the first six months of 1998, the

Company's allowance for credit losses increased by $980 thousand from $7.6 million on December 31, 1997, to $8.6 thousand on June 30, 1998. Please refer to the subsequent discussion of Allowances for Credit Losses for additional insight to management's approach and methodology in estimating the allowance for credit losses.

     Non-interest Income -- Total non-interest income for the six-month period ended June 30, 1998 was $6.5 million, as compared to $5.0 million for the same period in 1997, an increase of $1.5 million or 29.2%. The increase is due primarily to growth in the Company's deposit base, resulting in increased fee income. Also, the Company recorded equity earnings of $462 thousand from SCMC during the first half of 1998, compared to $55 thousand for the first half of 1997. Finally, in June of 1998, Humble obtained a condemnation award, net of legal fees, of $478 thousand for damages to real property seized by the Texas Department of Transportation.

     Non-interest Expense -- Non-interest expenses increased $4.9 million, or 24.2%, to $25.3 million for the first six months of 1998 as compared to $20.3 million for the same period in 1997.

     Salaries and employee benefits for the six-month period ended June 30, 1998 were $13.0 million, as compared to $11.2 million for the same period in 1997, an increase of $1.8 million or 16.0%. The increase is due to an increase in the number of employees. Full time equivalent employees increased by 73, from 469 in June 1997 to 542 in June 1998 or 15.6%. The increases in headcount were the result of supporting a larger customer base. The remaining increase in personnel costs is attributable to normal market adjustments and cost-of-living pay increases.

     Technology expense for the six-month period ended June 30, 1998, was $2.3 million as compared to $1.2 million for the same period in 1997, an increase of $1.1 million or 97.3%. The increase is principally due to depreciation expense relating to the new mainframe computer system installed in April 1997 and an enhanced teller platform installed during September 1997. These new systems provide the infrastructure for future expansion. Also, costs associated with the acquisition and conversion of Humble totaling $197 thousand were accrued during the second quarter of 1998.

     Professional fees for the six months ended June 30, 1998, were $895 thousand as compared to $617 thousand for the same period in 1997, an increase of $278 thousand or 45%. The majority of this increase is due to $194 thousand in professional fees relating to the acquisition of Humble.

     Minority interest expense represents the interest expense of the subsidiary trust on the Trust Preferred Securities. These securities were issued during the second quarter of 1997.

     Other non-interest expense was $4.3 million for the six-month period ended June 30, 1998, as compared to $3.9 million for the same period in 1997, an increase of $305 thousand or 7.7%, well below the overall growth rate for the bank as a whole.

     The provision for income taxes as a percent of net income before taxes decreased from 32.9% for the first half of 1997 to 31.4% for the first half of 1998. This decrease is related to a $240 thousand adjustment recorded in the second quarter of 1998 to reduce the valuation allowance for deferred tax assets.

  Three Months Ended June 30, 1998 Compared To Same Period In 1997

     Net Income -- Net income for the three-month period ended June 30, 1998, was $4.3 million as compared to $3.4 million for the same period in 1997, an increase of approximately $876 million or 25.8%. This increase was a result of the overall growth in the asset base of the Company.

     Net Interest Income -- Net interest income for the three-month period ended June 30, 1998, was $17.2 million, as compared to $13.8 million for the same period in 1997, an increase of $3.5 million or 25.1%. The growth in net interest income is attributable primarily to increases in average earning assets, enhanced by the maintenance of a strong net interest margin. Average earning assets for the three months ended June 30, 1998, were $1.2 billion, up $225.2 million, or 24.3% from $926.1 million for the same period in 1997. The yield on average earning assets for the three-month period ended June 30, 1998, was 8.52%, as compared to 8.70% for the same period in 1997. This decrease is due primarily to an increase in mortgage loans held for resale, which have a lower yield than most other loan types. For the first three months of 1998, average total loans represented 72.9% of average total interest earning assets, compared to 67.1% for the same period in 1997. The cost of interest bearing liabilities declined 4 basis points from 3.82% in 1997 to 3.78% in 1998. Even though average rates on earning assets declined, the Company's 6.00% net interest margin for the second quarter of 1998 increased from the 5.96% net interest margin recorded during the same period in 1997. This is the result of growth in average non-interest bearing demand deposits of $85.3 million, or 30.0%, reinvestment of earnings and issuance of stock resulting in an increase of average equity of $14.3 million, or 18.9%, and the issuance of the Trust Preferred Securities of $28.8 million.

     The following schedule gives a comparative analysis of the Company's daily average interest-earning accounts and interest-bearing accounts for the three-month periods ended June 30, 1998 and 1997, respectively:

                          CONSOLIDATED YIELD ANALYSIS
                          THREE MONTHS ENDED JUNE 30,

                                                                     1998                             1997
                                                         -----------------------------   ------------------------------
                                                          AVERAGE                         AVERAGE
                                                          BALANCE     INTEREST   YIELD    BALANCE     INTEREST   YIELD
                                                         ----------   --------   -----   ----------   --------   ------
                                                                             (DOLLARS IN THOUSANDS)
Interest Earning Assets:
Interest bearing deposits in financial institutions....  $    6,622   $    95    5.75%   $   26,899   $   371     5.53%
Federal funds sold.....................................      21,009       283    5.40%       38,086       504     5.31%
Securities purchased under agreements to resell........      29,390       520    7.10%           --        --        --
Investment securities (taxable)........................     228,462     3,495    6.14%      216,738     3,371     6.24%
Investment securities (tax-exempt).....................      27,010       324    4.81%       23,430       290     4.96%
Loans (taxable)........................................     838,029    19,718    9.44%      620,084    15,533    10.05%
Loans (tax-exempt).....................................         767        15    7.84%          885        17     7.70%
                                                         ----------   -------    -----   ----------   -------    ------
        Total Interest Earning Assets..................   1,151,289    24,450    8.52%      926,122    20,086     8.70%
Noninterest Earning Assets:
Cash and due from banks................................      67,088                          70,878
Premises and equipment, net............................      31,170                          29,854
Other assets...........................................      19,146                          18,073
Allowance for credit losses............................      (8,458)                         (7,769)
                                                         ----------                      ----------
        Total Noninterest Earning Assets...............     108,946                         111,036
                                                         ----------                      ----------
        Total Assets...................................  $1,260,235                      $1,037,158
                                                         ==========                      ==========
Interest Bearing Liabilities:
Demand and savings deposits............................  $  485,336   $ 3,616    3.22%   $  435,887   $ 3,419     3.15%
Certificates and other time deposits...................     261,839     3,386    4.58%      214,825     2,735     5.11%
Other borrowings.......................................      19,540       221    4.54%        9,356       107     4.59%
Debentures and notes payable...........................          --        --       --        2,154        54    10.06%
                                                         ----------   -------    -----   ----------   -------    ------
        Total Interest Bearing Liabilities.............     766,715     7,223    3.78%      662,222     6,315     3.82%
Noninterest Bearing Liabilities:
  Demand deposits......................................     369,490                         284,151
  Other liabilities....................................       5,411                          15,220
Trust preferred securities.............................      28,750                              --
Shareholders' equity...................................      89,869                          75,565
                                                         ----------                      ----------
                                                            493,520                         374,936
                                                         ----------                      ----------
        Total Liabilities and Shareholders' Equity.....  $1,260,235                      $1,037,158
                                                         ==========                      ==========
        Net Interest Income & Margin...................               $17,227    6.00%                $13,771     5.96%
                                                                      =======    =====                =======    ======
        Net Interest Income & Margin (tax
          equivalent)..................................               $17,379    6.05%                $13,908     6.02%
                                                                      =======    =====                =======    ======

     Provision for Credit Losses -- The provision for credit losses for the second quarter of 1998 was $1.8 million, as compared to $735 thousand for the same period in 1997, an increase of $1.0 million or 140%. This increase in the provision for credit losses is due to an increase in net charge-offs as well as to provide for loan growth.

     Non-interest Income -- Total non-interest income for the three-month period ended June 30, 1998 was $3.5 million, as compared to $2.6 million for the same period in 1997, an increase of $938 thousand or 35.9%. The increase is due primarily to growth in the Company's deposit base, resulting in increased fee income. Also, the Company recorded equity earnings of $269 thousand from SCMC during the second quarter of 1998, compared to $55 thousand for the second quarter of 1997. Finally, in June of 1998, Humble obtained a condemnation award, net of legal fees, of $478 thousand for damages to real property seized by the Texas Department of Transportation.

     Non-interest Expense -- Non-interest expenses increased $2.4 million, or 22.8%, to $13.0 million for the second quarter of 1998 as compared to $10.6 million for the same period in 1997.

     Salaries and employee benefits for the three-month period ended June 30, 1998 were $6.5 million, as compared to $5.7 million for the same period in 1997, an increase of $743 thousand or 13.0%. The increase is due to an increase in the number of employees. Full time equivalent employees increased by 73, from 469 in June 1997 to 542 in June 1998 or 15.6%. The increases in headcount were the result of supporting a larger customer base.

     Technology expense for the three-month period ended June 30, 1998, was $1.3 million as compared to $594 thousand for the same period in 1997, an increase of $747 million or 126%. The increase is principally due to depreciation expense relating to the new mainframe computer system installed in April 1997 and an enhanced teller platform installed during September 1997. These new systems provide the infrastructure for future expansion. Also, costs associated with the acquisition and conversion of Humble totaling $197 thousand were accrued during the second quarter of 1998.

     Professional fees for the three months ended June 30, 1998, were $525 thousand as compared to $375 thousand for the same period in 1997, an increase of $150 thousand or 40.0%. This increase is due to $194 thousand in professional fees relating to the acquisition of Humble.

     Minority interest expense represents the interest expense of the subsidiary trust on the Trust Preferred Securities. These securities were issued during the second quarter of 1997.

     Other non-interest expense was $2.2 million for the three-month period ended June 30, 1998, as compared to $2.1 million for the same period in 1997, an increase of $75 thousand or 3.6%, well below the overall growth rate for the bank as a whole.

     The provision for income taxes as a percent of net income before taxes decreased from 33.0% for the second quarter of 1997 to 29.0% for the second quarter of 1998. This decrease is related to the $240 thousand adjustment recorded in the second quarter of 1998 to reduce the valuation allowance for deferred tax assets.

FINANCIAL CONDITION

     Investments in Subsidiaries -- Sterling Bank and Humble National Bank are wholly owned banking subsidiaries. In September 1996, the Company purchased a 40% equity interest in Sterling Capital Mortgage Company ("SCMC"), an originator and servicer of single family residential mortgage loans headquartered in Houston, Texas. The Company also owns a 100% beneficial interest in Sterling Bancshares Capital Trust I.

     Total Assets -- The total consolidated assets of the Company as of June 30, 1998 were $1.3 billion, as compared to $1.2 billion as of December 31, 1997, an increase of $55.1 million or 4.5%. The growth in total assets was due to a combination of internal growth and the opening of two de novo offices.

     Federal Funds Sold -- The Company had federal funds sold of $27.0 million at June 30, 1998. Comparatively, the Company had $7.5 million in federal funds sold on December 31, 1997, an increase of

$19.5 million or 260%. The increase was due to maturities and paydowns of investment securities that had not yet been reinvested.

     Securities purchased under agreements to resell -- As of June 30, 1998, securities purchased under agreements to resell totaled $36.5 million as compared to $15.5 million as of December 31, 1997. The securities purchased are SBA or USDA guaranteed loan certificates. The repurchase agreements generally have a term of six months or less.

     Investment Securities -- The Company's investment portfolio as of June 30, 1998, totaled $241.8 million, as compared to $291.6 million on December 31, 1997, a decrease of $49.9 million or 17.1%. The Company has designated its total securities portfolio into held-to-maturity ("HTM") and available-for-sale ("AFS") categories. At June 30, 1998, the fair value of the HTM portfolio was $168.0 million.

     Loans Held for Sale -- Total loans held for sale increased from $70.2 million at December 31, 1997 to $101.9 million at June 30, 1998, an increase of $31.7 million, or 45.1%. Loans held for sale included loans purchased from SCMC of $92.0 million and $61.1 million and student loans of $9.9 million and $9.1 million at June 30, 1998 and December 31, 1997, respectively. Loans purchased from SCMC increased by $30.9 million or 50.6% from December 31, 1997.

     Loans Held for Investment -- As of June 30, 1998, loans held for investment were $748.9 million. When compared to loans held for investment of $693.4 million on December 31, 1997, the June 30, 1998 loan balance represents a year-to-date $55.4 million increase in internal loan production, net of loan reductions, or an increase of 8.0%. At June 30, 1998, loans held for investment as a percentage of assets and deposits were 58.0% and 65.1%, respectively.

     The following table summarizes the Company's held for investment loan portfolio by type of loan as of June 30, 1998 (in thousands):

                                                                          PERCENT OF
                                                                            TOTAL
                                                                          ----------
Commercial, financial and industrial........................  $288,075       38.47%
Real estate -- commercial...................................   205,955       27.50%
Real estate -- residential mortgage.........................    95,084       12.70%
Real estate -- construction.................................    66,554        8.89%
Foreign commercial and industrial...........................     2,776        0.37%
Consumer and other..........................................    91,714       12.25%
  Less unearned discount....................................    (1,261)      (0.17)%
                                                              --------      ------
          Total loans held for investment...................  $748,897      100.00%
                                                              ========      ======

     Allowance for Credit Losses -- Following is a summary of the changes in the allowance for credit losses for the six months ended June 30, 1998, and the relationship of the allowance to total loans at June 30, 1998, and December 31, 1997 (in thousands):

Allowance for credit losses, December 31, 1997..............  $ 7,629
Chargeoffs..................................................   (1,892)
Recoveries..................................................      207
Provision for credit losses.................................    2,665
                                                              -------
Allowance for credit losses, June 30, 1998..................  $ 8,609
                                                              =======

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Loans held for investment at period-end.....................  $748,897      $693,460
Allowance for credit losses.................................  $  8,609      $  7,629
Allowance as a percent of period-end loans..................      1.15%         1.10%

     In order to determine the adequacy of the allowance for credit losses, management considers the risk classification and delinquency status of loans and other factors. Management also establishes specific allowances for credits which management believes require allowances greater than those allocated according to their risk classification. An unallocated allowance is also established based on the Company's historical charge-off experience over the last ten years. The Company will continue to monitor the adequacy of the allowance for credit losses to determine the appropriate accrual for the Company's provision for credit losses.

     Risk Elements -- Non-performing, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Twelve properties make up the $2.2 million of other real estate owned ("ORE") at June 30, 1998. All properties are carried at the current fair market value, less estimated selling and holding costs.

     The Company defines potential problem loans as those loans for which information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as substandard, doubtful, or loss. As of June 30, 1998, the Company has no material foreign loans outstanding or loan concentrations.

     The following table summarizes total non-performing assets and potential problem loans at December 31, 1997 and at June 30, 1998:

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Nonaccrual loans............................................  $ 3,579      $ 4,226
Restructured loans..........................................       46          217
Accruing loans past due 90 days or more.....................      451          368
                                                              -------      -------
          Total nonperforming loans.........................    4,076        4,811
ORE and other foreclosed assets.............................    2,601          869
                                                              -------      -------
          Total nonperforming assets........................  $ 6,677      $ 5,680
                                                              =======      =======
Total nonperforming loans as a % of gross loans.............     0.48%        0.63%
Total nonperforming assets as a % of total assets...........     0.52%        0.46%
Potential problem loans, other than those shown above
  as nonperforming..........................................  $18,402      $12,769

     Premises and Equipment -- The Company's premises and equipment, net of depreciation, as of June 30, 1998, were $31.2 million, as compared to $31.0 million as of December 31, 1997, an increase of $230 thousand or 0.7%.

     Deposits -- Total deposits as of June 30, 1998, were $1.2 billion, as compared to $1.1 billion on December 31, 1997, an increase of $79.4 million, or 7.4%, resulting from growth in same location deposits, combined with the additional deposits of the new banking offices in Pasadena and Fort Bend County. Non-interest bearing demand deposits at June 30, 1998, were $403.3 million, as compared to $359.1 million at December 31, 1997, an increase of $44.1 million or 12.3%. The percentage of non-interest bearing deposits to total deposits as of June 30, 1998 continued to be strong at 35.0%.

CAPITAL RESOURCES AND LIQUIDITY

     Shareholders' Equity -- The following table displays the changes in shareholders' equity from December 31, 1997, to June 30, 1998 (in thousands):

Equity, December 31, 1997..........................................   $83,444
  Comprehensive Income:
     Net income.............................................  8,120
     Net change in net unrealized losses on AFS
      securities............................................     24
                                                              -----
          Total comprehensive income...............................     8,144
  Issuance of common stock.........................................     2,063
  Cash dividends paid..............................................    (1,671)
                                                                      -------
Equity, June 30, 1998..............................................   $91,980
                                                                      =======

     The Company's risk-based capital ratios remain above the levels designated by regulatory agencies under the prompt corrective action framework as "well capitalized" on June 30, 1998, with Tier-1 Capital, Total Risk-Based Capital, and Leverage Capital Ratios of 11.92%, 12.78%, and 9.48%, respectively.

     Liquidity -- Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers' withdrawal requirements and shareholders' dividends. The Company has instituted Asset/Liability Management policies, including but not limited to a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The Company has numerous sources of liquidity including a significant portfolio of shorter-term assets, marketable investment securities (excluding those presently classified as "held-to-maturity"), increases in customers' deposits, and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks and an advancement arrangement with the Federal Home Loan Bank ("FHLB").

ITEM 3. QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes since December 31, 1997. See Form 10K,
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity".

                           PART II. OTHER INFORMATION

ITEM 1. Not applicable.

ITEM 2. CHANGES IN SECURITIES

     There were no changes in securities during the six months ended June 30, 1998.

ITEM 3. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

STOCKHOLDER PROPOSALS FOR 1999 ANNUAL MEETING OF STOCKHOLDERS

     Any proposal of stockholders to be included in the Company's proxy statement relating to the Company's 1999 Annual Meeting of Stockholders pursuant to Rule 14a-8 under the Exchange Act must be received by the Company at its principal executive offices no later than December 23, 1998; such proposal must also comply with the Company's Bylaws and Rule 14a-8 if the proposal is to be considered for inclusion in the Company's proxy statement for such meeting. The Company must receive notice of any stockholder proposal to be brought before the meeting outside the process of Rule 14a-8 at the Company's principal executive offices not less than 45 days nor more than 180 days prior to the meeting; provided, if the Company gives notice or prior public disclosure of the date of the annual meeting less than 50 days before the meeting, such stockholders notice must be received not later than the close of business on the seventh day following the date on which the Company's notice of the date of the annual meeting was mailed or public disclosure made. The form of such stockholder notice must also comply with the Company's Bylaws.

ITEM 5. Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits:

     EXHIBIT 11. COMPUTATION OF EARNINGS PER SHARE

     Included as Note (3) to Interim Consolidated Financial Statements on page 5 of this Form 10-Q.

     EXHIBIT 27. FINANCIAL DATA SCHEDULE

     The required Financial Data Schedules have been included as Exhibits 27, 27.1, 27.2 and 27.3 of the Form 10-Q filed electronically with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STERLING BANCSHARES, INC.
                                            (Registrant)

                                            By:     /s/ GEORGE MARTINEZ
                                              ----------------------------------
                                              George Martinez
                                              Chairman and Chief Financial
                                                Officer

                               INDEX TO EXHIBITS

     EXHIBIT 11. COMPUTATION OF EARNINGS PER SHARE

     Included as Note (3) to Interim Consolidated Financial Statements on page 6 of this Form 10-Q.

     EXHIBIT 27. FINANCIAL DATA SCHEDULE

     The required Financial Data Schedules have been included as Exhibits 27, 27.1, 27.2 and 27.3 of the Form 10-Q filed electronically with the Securities and Exchange Commission.