Form 10-Q
period 1998-09-30
STERLING BANCSHARES INC
filed 1998-11-16
CIK 891098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                         SEPTEMBER 30, 1998
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

                        COMMISSION FILE NUMBER: 0-20750

                             ---------------------

                           STERLING BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                          74-2175590
                 (State of                  (IRS Employer ID Number)
               Incorporation)

                       15000 NORTHWEST FREEWAY, SUITE 200
                              HOUSTON, TEXAS 77040
                    (Address of principal executive office)

                                  713-466-8300
                        (Registrant's telephone number)

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 ("Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     The number of shares outstanding of each class of the registrant's capital stock as of September 30, 1998:

                CLASS OF STOCK                               SHARES OUTSTANDING
                --------------                               ------------------
        Common Stock, Par Value $1.00                            22,254,517

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
Cash and due from banks.....................................   $   66,311      $  114,552
Federal funds sold..........................................       51,400           7,500
Interest-bearing short-term deposits in financial
  institutions..............................................       10,756              --
Interest-bearing long-term deposits in financial
  institutions..............................................          100             409
Securities purchased with an agreement to resell............       36,245          15,496
Available-for-sale investment securities, at fair value.....       70,372          93,669
Held-to-maturity investment securities, at amortized cost...      170,234         197,970
Investment in Sterling Capital Mortgage Company.............           --           2,510
Loans held for sale.........................................       82,302          70,193
Loans.......................................................      772,163         691,394
Allowance for credit losses.................................       (9,515)         (7,629)
                                                               ----------      ----------
  Loans, net................................................      762,648         683,765
Accrued interest receivable.................................        7,621           7,958
Real estate acquired by foreclosure.........................        1,219             515
Premises and equipment, net.................................       31,976          31,013
Goodwill, net...............................................        5,994           1,518
Other assets................................................       13,946           9,981
                                                               ----------      ----------
          Total Assets......................................   $1,311,124      $1,237,049
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
  Noninterest-bearing.......................................   $  402,240      $  359,137
  Interest-bearing..........................................      483,631         475,890
Certificates of deposit and other time deposits.............      268,945         236,756
                                                               ----------      ----------
          Total deposits....................................    1,154,816       1,071,783
Securities sold under agreements to repurchase and other
  borrowed funds............................................       15,562          44,501
Accrued interest payable and other liabilities..............       10,299           8,571
                                                               ----------      ----------
          Total liabilities.................................    1,180,677       1,124,855
COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED
  SECURITIES OF SUBSIDIARY TRUST............................       28,750          28,750
Shareholders' equity:
  Convertible preferred stock, $1 par value, 1 million
     shares authorized......................................          163             177
  Common stock, $1 par value, 50 million shares
     authorized.............................................       22,255          21,496
  Capital surplus...........................................       22,926          16,306
  Retained earnings.........................................       55,863          45,523
  Net unrealized gains(losses) on available-for-sale
     investment securities, net of tax......................          490             (58)
                                                               ----------      ----------
          Total shareholders' equity........................      101,697          83,444
                                                               ----------      ----------
          Total Liabilities and Shareholders' Equity........   $1,311,124      $1,237,049
                                                               ==========      ==========

            See Notes to Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                            THREE MONTHS           NINE MONTHS
                                                         ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           1998       1997       1998       1997
                                                         --------   --------   --------   --------
                                                                        (UNAUDITED)
Interest income:
  Loans, including fees................................  $19,733    $16,710    $57,735    $46,341
  Federal funds sold...................................      490        470        952      1,336
  Deposits in financial institutions...................       58         52        299        549
  Securities purchased under agreements to resell......      645         --      1,516         --
  Investment securities:
     Taxable...........................................    3,113      4,282     10,497     10,921
     Tax-exempt........................................      517        297      1,075        884
                                                         -------    -------    -------    -------
          Total interest income........................   24,556     21,811     72,074     60,031
Interest expense:
  Demand and savings deposits..........................    3,453      3,594     10,678     10,039
  Certificates and other time deposits.................    3,462      2,879     10,004      8,118
  Securities sold under agreements to repurchase and
     other borrowed funds..............................      195        449        641        621
  Notes payable........................................       --         --         --        147
                                                         -------    -------    -------    -------
          Total interest expense.......................    7,110      6,922     21,323     18,925
                                                         -------    -------    -------    -------
NET INTEREST INCOME....................................   17,446     14,889     50,751     41,106
          Provision for credit losses..................    1,321        716      3,986      2,170
                                                         -------    -------    -------    -------
NET INTEREST INCOME AFTER PROVISION....................   16,125     14,173     46,765     38,936
Noninterest income:
  Customer service fees................................    1,895      2,014      5,590      5,461
  Equity in earnings of Sterling Capital Mortgage
     Company...........................................       --        144        462        199
  Other................................................    4,877        895      7,174      2,390
                                                         -------    -------    -------    -------
          Total noninterest income.....................    6,772      3,053     13,226      8,050
Noninterest expense:
  Salaries and employee benefits.......................    8,062      5,905     21,024     17,077
  Occupancy expense....................................    2,065      1,435      5,061      4,240
  Technology...........................................      800        674      3,108      1,844
  Supplies.............................................      389        279        893        723
  Professional fees....................................      402        740      1,297      1,357
  Minority interest expense............................      857        674      2,191        852
  Other................................................    3,122      2,150      7,374      6,097
                                                         -------    -------    -------    -------
          Total noninterest expense....................   15,697     11,857     40,948     32,190
NET INCOME BEFORE INCOME TAXES.........................    7,200      5,369     19,043     14,796
          Provision for income taxes...................    2,425      1,765      6,148      4,871
                                                         -------    -------    -------    -------
NET INCOME.............................................  $ 4,775    $ 3,604    $12,895    $ 9,925
                                                         =======    =======    =======    =======
Earnings per share:
  Basic................................................  $  0.22    $  0.17    $  0.59    $  0.46
                                                         =======    =======    =======    =======
  Diluted..............................................  $  0.21    $  0.16    $  0.56    $  0.44
                                                         =======    =======    =======    =======

            See Notes to Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998        1997
                                                              --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 12,895    $   9,925
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Amortization and accretion of premiums and discounts on
      investment securities, net............................       320           99
     Equity in undistributed earnings of Sterling Capital
      Mortgage Company......................................      (437)        (199)
     Provision for credit losses............................     3,986        2,170
     Write-downs, less gains on sale, of real estate
      acquired by foreclosure and repossessed assets........      (101)         170
     Depreciation and amortization..........................     3,766        2,526
     Net increase in loans held for sale....................   (12,109)      (9,473)
     Increase in accrued interest receivable and other
      assets................................................      (215)      (3,181)
     Decrease in accrued interest payable and other
      liabilities...........................................    (1,470)        (694)
                                                              --------    ---------
          Net cash used in operating activities.............     6,635        1,343
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in securities purchased under agreements to
     resell.................................................   (20,749)          --
  Proceeds from maturity and paydowns of held-to-maturity
     investment securities..................................    61,123       22,072
  Purchases of held-to-maturity investment securities.......   (27,660)     (75,415)
  Proceeds from maturity and paydowns of available-for-sale
     investment securities..................................    55,372       19,822
  Purchases of available-for-sale investment securities.....   (37,181)     (43,223)
  Net increase in loans.....................................   (84,719)    (112,090)
  Proceeds from sale of real estate acquired by
     foreclosure............................................     1,417          742
  Net decrease in interest-bearing long-term deposits in
     financial institutions.................................       309           --
  Cash and cash equivalents acquired with Sterling Capital
     Mortgage Company.......................................     1,219           --
  Proceeds from sale of premises and equipment..............       821          195
  Purchase of premises and equipment........................    (4,446)      (5,942)
                                                              --------    ---------
          Net cash used in investing activities.............   (54,494)    (193,839)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts..........................    83,033      118,739
  Net increase (decrease) in repurchase agreements/funds
     purchased..............................................   (28,939)      10,834
  Repayment of notes payable................................        --       (4,000)
  Proceeds from issuance of common stock....................     2,341        1,252
  Proceeds from issuance of preferred stock.................       394        1,226
  Proceeds from issuance of trust preferred securities of
     subsidiary trust.......................................        --       28,750
  Dividends paid............................................    (2,555)      (2,022)
                                                              --------    ---------
          Net cash provided by financing activities.........    54,274      154,779
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     6,415      (37,717)
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................   122,052      131,371
                                                              --------    ---------
  End of period.............................................  $128,467    $  93,654
                                                              ========    =========
Supplemental information:
  Income taxes paid.........................................  $  5,115    $   4,798
                                                              ========    =========
  Interest paid.............................................  $ 21,127    $  18,690
                                                              ========    =========
  Noncash investing and financing activities:
     Acquisitions of real estate through foreclosure of
      collateral............................................  $  2,020    $      71
                                                              ========    =========

            See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1. BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 1997.

2. EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                              THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                           ---------------------------------------   ----------------------------------------
                                  1998                 1997                 1998                  1997
                           ------------------   ------------------   -------------------   ------------------
                           AMOUNT   PER SHARE   AMOUNT   PER SHARE   AMOUNT    PER SHARE   AMOUNT   PER SHARE
                           ------   ---------   ------   ---------   -------   ---------   ------   ---------
Net income...............  $4,775               $3,604               $12,895               $9,925
                           ======               ======               =======               ======
Basic:
  Weighted average shares
     outstanding.........  22,184     $0.22     21,457     $0.17      21,861     $0.59     21,411     $0.46
                                      =====                =====                 =====                =====
Diluted:
  Add incremental shares
     for:
     Assumed exercise of
       outstanding
       options...........     476                  701                   644                  694
     Assumed conversion
       of preferred
       stock.............     440                  388                   440                  309
                           ------               ------               -------               ------
          Total..........  23,100     $0.21     22,546     $0.16      22,945     $0.56     22,414     $0.44
                           ======     =====     ======     =====     =======     =====     ======     =====

     All 1997 amounts have been restated to reflect the acquisition of Humble National Bank ("Humble") on June 30, 1998, which was accounted for using the "pooling of interests" method, and a three-for-two stock split on February 20, 1998.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES

3. COMPREHENSIVE INCOME

     The following table displays the changes in shareholders' equity for the three-and nine-month periods ended September 30, 1998 (in thousands):

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                          -------------------   ------------------
Equity, beginning of period.............................            $ 91,980              $ 83,444
Comprehensive income:
  Net income............................................  $4,775                $12,895
  Net change in net unrealized losses on AFS
     securities.........................................     524                    548
                                                          ------                -------
          Total comprehensive income....................               5,299                13,443
Issuance of common stock, in exchange for cash..........                 278                 2,341
Issuance of common stock, in exchange for an additional
  40 percent interest in Sterling Capital Mortgage
  Company...............................................               4,630                 4,630
Issuance of preferred stock.............................                 394                   394
Cash dividends paid.....................................                (884)               (2,555)
                                                                    --------              --------
Equity, September 30, 1998..............................            $101,697              $101,697
                                                                    ========              ========

4. RECENT ACCOUNTING STANDARDS

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of operations, (2) the statement of stockholders' equity or (3) a new separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in capital surplus) and distributions to owners (dividends). The Company will report comprehensive income on the statement of shareholders' equity. Comprehensive income for the Company includes net income and the changes in unrealized gains and losses.

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to shareholders, for years beginning after implementation. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company will implement SFAS No. 131 for its 1998 Annual Report on Form 10-K. Implementation of SFAS No. 131 should have no material effect on the Company's Consolidated Financial Statements.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued. This statement requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999 but early adoption is allowed. The Company does not currently have any derivative instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENTS

     Expansion -- In January 1998, the Company opened its sixteenth banking office on Spencer Highway in Pasadena. In conjunction with the opening of this office, the Company's Board designated 50,000 shares of Series E convertible preferred stock and authorized the offering and sale of such shares to investors who may assist in the business development efforts of the office. Pursuant to the offering, which was completed in September 1998, 27,000 shares of Series E convertible preferred stock were sold to qualified investors. These preferred shares will be convertible into a maximum of 33,750 shares of the Company's common stock. The conversion ratio is dependent upon the Spencer Highway office meeting certain performance goals.

     On May 13, 1998, the Company opened its seventeenth banking office in Fort Bend County. In conjunction with the opening of this office, in April 1998, the Company's Board designated two additional series of convertible preferred stock consisting of 30,000 shares of Series F Convertible Preferred Stock and 50,000 shares of Series G Convertible Preferred Stock. The shares of Series F and Series G Convertible Preferred Stock were offered and sold to prospective investors who the Company believes will be helpful in the development of the office. Pursuant to the offerings, which were completed in October 1998, 25,500 shares of Series F convertible preferred stock and 34,500 shares of Series G convertible preferred stock were sold to qualified investors. The Series F and Series G preferred shares are convertible into a maximum of 75,000 shares of the Company's common stock. The conversion ratio for the Series F and Series G preferred shares is dependent upon the Fort Bend office meeting certain performance goals.

     On June 30, 1998, Humble was acquired by the Company in a stock-for-stock merger. The Company merged Humble into Sterling Bank effective August 24, 1998, to create Sterling Bank's eighteenth banking office.

     On July 2, 1998, the Company acquired an additional 40% equity ownership in CMCR Holding Company, the parent company of Sterling Capital Mortgage Company ("SCMC"), resulting in a total of 80% equity ownership. This acquisition has been accounted for as a purchase transaction and the results of operations since July 2, 1998 have been consolidated into the Company's results of operations.

     On June 12, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Hometown Bancshares, Inc. ("Hometown"), which is a bank holding company owning 100% of Clear Lake National Bank. 1,375,000 shares of the Company's stock will be exchanged for all of the issued and outstanding stock of Hometown. Hometown had approximately $84.7 million in assets and $77.6 million in deposits as of September 30, 1998. The Agreement, as amended, is subject to approval by the shareholders of Hometown.

RESULTS OF OPERATIONS

  NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SAME PERIOD IN 1997

     Net Income -- Net income for the nine-month period ended September 30, 1998, was $12.9 million as compared to $9.9 million for the same period in 1997, an increase of approximately $3.0 million or 29.9%. This increase was a result of the overall growth in the asset base of the bank as well as the acquisition of an additional 40 percent of Sterling Capital Mortgage Company.

     Net Interest Income -- Net interest income for the nine-month period ended September 30, 1998, was $50.8 million, as compared to $41.1 million for the same period in 1997, an increase of $9.6 million or 23.5%. The growth in net interest income is attributable primarily to increases in average earning assets, enhanced by the maintenance of a strong net interest margin. Average earning assets for the nine months ended September 30, 1998, were $1.14 billion, up $205.7 million, or 22.1% from $932.3 million for the same period in 1997. The yield on average earning assets for the nine-month period ended September 30, 1998, was 8.47%, as compared to 8.61% for the same period in 1997. This decrease is due primarily to an increase in mortgage loans held for resale, which have a lower yield than most other loan types. For the first nine months of 1998, average total loans represented 72.2% of average total interest earning assets, compared to 67.2% for the same period in 1997. The cost of interest bearing liabilities declined 6 basis points from 3.80% in 1997 to 3.74% in

1998. The Company's 5.96% net interest margin for the first nine months of 1998 increased from the 5.89% net interest margin recorded during the same period in 1997. This is the result of growth in average non-interest bearing demand deposits of $78.6 million, or 27.6%; reinvestment of earnings and issuance of stock, resulting in an increase of average equity of $16.1 million, or 21.2%; and the issuance of the Trust Preferred Securities of $28.8 million in June 1997.

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

     The following schedule gives a comparative analysis of the Company's daily average interest-earning accounts and interest-bearing accounts for the nine-month periods ended September 30, 1998 and 1997, respectively:

                          CONSOLIDATED YIELD ANALYSIS
                        NINE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)

                                                  1998                            1997
                                      -----------------------------   -----------------------------
                                       AVERAGE                         AVERAGE
                                       BALANCE     INTEREST   YIELD    BALANCE     INTEREST   YIELD
                                      ----------   --------   -----   ----------   --------   -----
Interest Earning Assets:
Interest bearing deposits in
  financial institutions............  $    6,847   $   299    5.84%   $   13,577   $   549    5.41%
Federal funds sold..................      23,195       952    5.49%       32,917     1,336    5.43%
Securities purchased under
  agreements to resell..............      28,573     1,516    7.09%           --        --      --
Investment securities (taxable).....     228,066    10,497    6.15%      235,818    10,921    6.19%
Investment securities
  (tax-exempt)......................      29,724     1,075    4.84%       23,534       884    5.02%
Loans (taxable).....................     820,884    57,690    9.40%      625,584    46,290    9.89%
Loans (tax-exempt)..................         761        45    7.91%          891        51    7.65%
                                      ----------   -------    ----    ----------   -------    ----
          Total Interest Earning
            Assets..................   1,138,050    72,074    8.47%      932,321    60,031    8.61%
Noninterest Earning Assets:
Cash and due from banks.............      69,907                          70,930
Premises and equipment, net.........      31,426                          29,595
Other assets........................      24,506                          19,654
Allowance for credit losses.........      (8,445)                         (7,598)
                                      ----------                      ----------
          Total Noninterest Earning
            Assets..................     117,394                         112,581
                                      ----------                      ----------
          Total Assets..............  $1,255,444                      $1,044,902
                                      ==========                      ==========
Interest Bearing Liabilities:
Demand and savings deposits.........  $  483,708    10,678    2.95%   $  433,354    10,039    3.10%
Certificates and other time
  deposits..........................     259,545    10,004    5.15%      213,115     8,118    5.09%
Other borrowings....................      18,608       641    4.61%       16,681       621    4.98%
Notes payable.......................          --        --      --         2,079       147    9.45%
                                      ----------   -------    ----    ----------   -------    ----
          Total Interest Bearing
            Liabilities.............     761,861    21,323    3.74%      665,229    18,925    3.80%
Noninterest Bearing Liabilities:
  Demand deposits...................     362,863                         284,271
  Other liabilities.................      10,192                           6,858
Trust preferred securities..........      28,750                          12,848
Shareholders' equity................      91,778                          75,696
                                      ----------                      ----------
                                         493,583                         379,673
                                      ----------                      ----------
          Total Liabilities and
            Shareholders' Equity....  $1,255,444                      $1,044,902
                                      ==========                      ==========
Net Interest Income & Margin........               $50,751    5.96%                $41,106    5.89%
                                                   =======    ====                 =======    ====
Net Interest Income & Margin (tax
  equivalent).......................               $51,253    6.02%                $41,524    5.95%
                                                   =======    ====                 =======    ====

     Provision for Credit Losses -- The provision for credit losses for the first nine months of 1998 was $4.0 million, as compared to $2.2 million for the same period in 1997, an increase of $1.8 million or 83.7%. This increase in the provision for credit losses is due to an increase in net charge-offs as well as to provide for loan growth. After net charge-offs of $2.1 million and provisions for the first nine months of 1998, the Company's allowance for credit losses increased by $1.9 million from $7.6 million on December 31, 1997, to $9.5 million on September 30, 1998. Please refer to the subsequent discussion of ALLOWANCES FOR CREDIT LOSSES for additional insight to management's approach and methodology in estimating the allowance for credit losses.

     Non-interest Income -- Total non-interest income for the nine-month period ended September 30, 1998 was $13.2 million, as compared to $8.0 million for the same period in 1997, an increase of $5.2 million or 64.3%. As previously discussed in the EXPANSION section of this report, on July 2, 1998, the Bank acquired an additional 40 percent interest in SCMC. The Bank therefore now has a total of 80 percent ownership in SCMC and must show its financial position and results of operations on a consolidated basis. Whereas previously, earnings from the SCMC were shown on the income statement as "Equity in earnings from Sterling Capital Mortgage Company", earnings subsequent to July 2, 1998 are shown as components of their natural classifications. As a result of this change in reporting presentation, fees from SCMC of $3.7 million are now consolidated into the Bank's fees. Also, the Company recorded equity earnings of $462 thousand from SCMC during the first half of 1998 (through the acquisition date for the additional 40% ownership of July 2, 1998), compared to $199 thousand for the first nine months of 1997. Furthermore, in June of 1998, Humble obtained a condemnation award, net of legal fees, of $478 thousand for damages to real property seized by the Texas Department of Transportation. Finally, growth in the Company's deposit base resulted in increased fee income at the bank level (excluding SCMC).

     Non-interest income for the nine months ended September 30, is summarized as follows:

                                               1998                               1997
                                 --------------------------------   --------------------------------
                                 COMMERCIAL   MORTGAGE              COMMERCIAL   MORTGAGE
                                  BANKING     BANKING    COMBINED    BANKING     BANKING    COMBINED
                                 ----------   --------   --------   ----------   --------   --------
Customer service fees..........    $5,590      $   --    $ 5,590      $5,461       $ --      $5,461
Equity in earnings of Sterling
  Capital Mortgage Company.....                   462        462                    199         199
Condemnation award.............       478                    478          --                     --
Other..........................     2,909       3,787      6,696       2,390                  2,390
                                   ------      ------    -------      ------       ----      ------
                                   $8,977      $4,249    $13,226      $7,851       $199      $8,050
                                   ======      ======    =======      ======       ====      ======

     Non-interest Expense -- Non-interest expenses increased $8.8 million, or 27.2%, to $40.9 million for the first nine months of 1998 as compared to $32.2 million for the same period in 1997. As discussed in the previous section, results of operations from SCMC were included in their natural classifications subsequent to July 2, 1998. This accounts for $2.3 million of the increase in other non-interest expenses, as shown in the table below. Also, in the third quarter of 1997, the Company incurred expenses totaling $826,000 relating to the acquisition of First Houston Bancshares, Inc. In the second quarter of 1998, the Company incurred expenses of $456,000 relating to the acquisition of Humble National Bank. Other increases in expenses are due to the opening of two de novo offices, costs associated with addressing Year 2000 issues, and other internal growth initiatives.

     Non-interest expense for the nine months ended September 30, is summarized as follows:

                                                    1998                               1997
                                      --------------------------------   --------------------------------
                                      COMMERCIAL   MORTGAGE              COMMERCIAL   MORTGAGE
                                       BANKING     BANKING    COMBINED    BANKING     BANKING    COMBINED
                                      ----------   --------   --------   ----------   --------   --------
Salaries and employee benefits......   $19,863      $1,161    $21,024     $17,077       $--      $17,077
Occupancy expenses..................     4,546         515      5,061       4,240        --        4,240
Technology..........................     3,108          --      3,108       1,844        --        1,844
Supplies............................       797          96        893         723        --          723
Professional fees...................     1,257          40      1,297       1,357        --        1,357
Minority interest expense...........     2,001         190      2,191         852        --          852
Other...............................     7,072         302      7,374       6,097        --        6,097
                                       -------      ------    -------     -------       ---      -------
                                       $38,644      $2,304    $40,948     $32,190       $--      $32,190
                                       =======      ======    =======     =======       ===      =======

     Salaries and employee benefits from commercial banking for the nine-month period ended September 30, 1998 were $19.9 million, as compared to $17.1 million for the same period in 1997, an increase of $2.8 million or 16.3%. The increase is due to an increase in headcount as a result of supporting a larger customer base. The remaining increase in personnel costs is attributable to normal market adjustments and cost-of-living pay increases.

     Occupancy expense relating to commercial banking for the nine-month period ended September 30, 1998 was $4.5 million, as compared to $4.2 million for the same period in 1997, increase of 7.2%. This increase is the result of opening two de novo offices during 1997 as well as additional leased office space for back-office departments.

     Technology expense for the nine-month period ended September 30, 1998, was $3.1 million as compared to $1.8 million for the same period in 1997, an increase of $1.3 million or 68.5%. The increase is principally due to depreciation expense relating to the new mainframe computer system installed in April 1997 and an enhanced teller platform installed during September 1997. These new systems provide the infrastructure for future expansion. Also, costs associated with the acquisition and conversion of Humble totaling $197 thousand were accrued during the second quarter of 1998. These increases were partially offset by expenses incurred during the third quarter of 1997 relating to the acquisition of First Houston Bancshares, Inc.

     Minority interest expense of $2.0 million represents interest expense of the subsidiary trust on the Trust Preferred Securities. These securities were issued during the second quarter of 1997. Also, $190 thousand represents the 20 percent minority interest in earnings from SCMC.

     Other non-interest expense from commercial banking was $7.1 million for the nine-month period ended September 30, 1998, as compared to $6.1 million for the same period in 1997, an increase of $1.0 million or 16.0%. This increase is due to the opening of two de novo offices and expenses relating to the Humble National Bank acquisition incurred during the second quarter of 1998. Offsetting these increases were expenses incurred during the third quarter of 1997 relating to the acquisition of First Houston Bancshares, Inc.

     The provision for income taxes as a percent of net income before taxes decreased from 32.9% for the first nine months of 1997 to 32.3% for the first nine months of 1998. This decrease is related to a $240 thousand adjustment recorded in the second quarter of 1998 to reduce the valuation allowance for deferred tax assets.

  THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SAME PERIOD IN 1997

     Net Income -- Net income for the three-month period ended September 30, 1998, was $4.8 million as compared to $3.6 million for the same period in 1997, an increase of approximately $1.2 million or 32.5%. This increase was a result of the overall growth in the asset base of the Company as well as the acquisition of an additional 40 percent ownership in Sterling Capital Mortgage Company.

     Net Interest Income -- Net interest income for the three-month period ended September 30, 1998, was $17.4 million, as compared to $14.9 million for the same period in 1997, an increase of $2.6 million or 17.2%. The growth in net interest income is attributable primarily to increases in average earning assets, enhanced by the maintenance of a strong net interest margin. Average earning assets for the three months ended September 30, 1998, were $1.17 billion, up $152.7 million, or 15.0% from $1.02 billion for the same period in 1997. The yield on average earning assets for the three-month period ended September 30, 1998, was 8.34%, as compared to 8.52% for the same period in 1997. This decrease is due primarily to an increase in mortgage loans held for resale, which have a lower yield than most other loan types. For the third quarter of 1998, average total loans represented 72.6% of average total interest earning assets, compared to 66.9% for the same period in 1997. The cost of interest bearing liabilities declined 25 basis points from 3.88% in 1997 to 3.63% in 1998. Even though average rates on earning assets declined, the Company's 5.93% net interest margin for the third quarter of 1998 increased from the 5.82% net interest margin recorded during the same period in 1997. This is the result of growth in average non-interest bearing demand deposits of $73.0 million, or 23.8% and reinvestment of earnings and issuance of stock resulting in an increase of average equity of $19.0 million, or 24.0%.

     The following schedule gives a comparative analysis of the Company's daily average interest-earning accounts and interest-bearing accounts for the three-month periods ended September 30, 1998 and 1997, respectively:

                          CONSOLIDATED YIELD ANALYSIS
                        THREE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)

                                                  1998                            1997
                                      -----------------------------   -----------------------------
                                       AVERAGE                         AVERAGE
                                       BALANCE     INTEREST   YIELD    BALANCE     INTEREST   YIELD
                                      ----------   --------   -----   ----------   --------   -----
Interest Earning Assets:
Interest bearing deposits in
  financial institutions............  $    3,737   $    58    6.16%   $    3,461   $    52    5.96%
Federal funds sold..................      35,837       490    5.42%       33,627       470    5.55%
Securities purchased under
  agreements to resell..............      36,089       645    7.09%           --        --      --
Investment securities (taxable).....     200,807     3,113    6.15%      275,475     4,282    6.17%
Investment securities
  (tax-exempt)......................      44,155       517    4.65%       23,705       297    4.97%
Loans (taxable).....................     846,768    19,718    9.24%      678,304    16,693    9.76%
Loans (tax-exempt)..................         716        15    8.31%          869        17    7.76%
                                      ----------   -------    ----    ----------   -------    ----
          Total Interest Earning
            Assets..................   1,168,109    24,556    8.34%    1,015,441    21,811    8.52%
Noninterest Earning Assets:
Cash and due from banks.............      67,173                          69,734
Premises and equipment, net.........      32,123                          30,592
Other assets........................      32,252                          22,701
Allowance for credit losses.........      (9,063)                         (7,596)
                                      ----------                      ----------
          Total Noninterest Earning
            Assets..................     122,485                         115,432
                                      ----------                      ----------
          Total Assets..............  $1,290,594                      $1,130,873
                                      ==========                      ==========
Interest Bearing Liabilities:
Demand and savings deposits.........  $  489,922     3,453    2.80%   $  451,375     3,594    3.16%
Certificates and other time
  deposits..........................     270,696     3,462    5.07%      222,645     2,879    5.13%
Other borrowings....................      15,995       195    4.84%       34,409       449    5.18%
Notes payable.......................          --        --      --           255        --      --
                                      ----------   -------    ----    ----------   -------    ----
          Total Interest Bearing
            Liabilities.............     776,613     7,110    3.63%      708,685     6,922    3.88%
Noninterest Bearing Liabilities:
  Demand deposits...................     379,294                         306,306
  Other liabilities.................       8,058                           8,229
Trust preferred securities..........      28,750                          28,750
Shareholders' equity................      97,878                          78,903
                                      ----------                      ----------
                                         513,981                         422,188
                                      ----------                      ----------
          Total Liabilities and
            Shareholders' Equity....  $1,290,594                      $1,130,873
                                      ==========                      ==========
Net Interest Income & Margin........               $17,446    5.93%                $14,889    5.82%
                                                   =======    ====                 =======    ====
Net Interest Income & Margin (tax
  equivalent).......................               $17,684    6.01%                $15,029    5.87%
                                                   =======    ====                 =======    ====

     Provision for Credit Losses -- The provision for credit losses for the third quarter of 1998 was $1.3 million, as compared to $716 thousand for the same period in 1997, an increase of $605 thousand or 84.5%. This increase in the provision for credit losses is to provide for loan growth.

     Non-interest Income -- Total non-interest income for the three-month period ended September 30, 1998 was $6.8 million, as compared to $3.1 million for the same period in 1997, an increase of $3.7 million or 122%. The increase is due to fees earned by SCMC of $3.7 million in the third quarter of 1998. These fees are now consolidated with the bank subsequent to July 2, 1998 when the Bank acquired an additional 40 percent ownership.

     Non-interest income for the nine months ended September 30, is summarized as follows:

                                               1998                               1997
                                 --------------------------------   --------------------------------
                                 COMMERCIAL   MORTGAGE              COMMERCIAL   MORTGAGE
                                  BANKING     BANKING    COMBINED    BANKING     BANKING    COMBINED
                                 ----------   --------   --------   ----------   --------   --------
Customer service fees..........    $1,895      $   --     $1,895      $2,014       $ --      $2,014
Equity in earnings of Sterling
  Capital Mortgage Company.....        --          --         --          --        144         144
Other..........................     1,123       3,754      4,877         895                    895
                                   ------      ------     ------      ------       ----      ------
                                   $3,018      $3,754     $6,772      $2,909       $144      $3,053
                                   ======      ======     ======      ======       ====      ======

     Non-interest Expense -- Non-interest expense increased $3.8 million, or 32.4%, to $15.7 million for the third quarter of 1998 as compared to $11.9 million for the same period in 1997. The majority of this increase, $2.3 million, is due to the consolidation of earnings of SCMC subsequent to July 2, 1998, as discussed in previous sections. Also, during the third quarter of 1997, the Company incurred expenses totaling $826 thousand relating to the acquisition of First Houston Bancshares, Inc. Excluding the acquisition costs in 1997, non-interest expense from commercial banking increased $2.4 million or 21.4%. The increase in expense relates to the opening of two de novo offices during 1998, costs associated with addressing Year 2000 issues, and increasing the infrastructure of the company to allow for growth.

     Non-interest expense for the three months ended September 30, is summarized as follows:

                                              1998                                1997
                                ---------------------------------   ---------------------------------
                                COMMERCIAL   MORTGAGE               COMMERCIAL   MORTGAGE
                                 BANKING     BANKING    COMBINED     BANKING     BANKING    COMBINED
                                ----------   --------   ---------   ----------   --------   ---------
Salaries and employee
  benefits....................   $ 6,901      $1,161     $ 8,062     $ 5,905       $ --      $ 5,905
Occupancy expenses............     1,550         515       2,065       1,435         --        1,435
Technology....................       800          --         800         674         --          674
Supplies......................       293          96         389         279         --          279
Professional fees.............       362          40         402         740         --          740
Minority interest expense.....       667         190         857         674         --          674
Other.........................     2,820         302       3,122       2,150         --        2,150
                                 -------      ------     -------     -------       ----      -------
                                 $13,393      $2,304     $15,697     $11,857       $ --      $11,857
                                 =======      ======     =======     =======       ====      =======

     Salaries and employee benefits for commercial banking for the three-month period ended September 30, 1998 were $6.9 million, as compared to $5.9 million for the same period in 1997, an increase of $996 thousand or 16.9%. The increase is due to an increase in headcount as a result of supporting a larger customer base.

     Occupancy expense relating to commercial banking for the three-month period ended September 30, 1998 was $1.6 million, as compared to $1.4 million for the same period in 1997, increase of 8.0%. This increase is the result of opening two de novo offices during 1997 as well as additional leased office space for back office departments.

     Technology expense for the three-month period ended September 30, 1998, was $800 million as compared to $674 thousand for the same period in 1997, an increase of $126 million or 18.7%. The increase is principally due to depreciation expense relating to the new mainframe computer system installed in April 1997 and an enhanced teller platform installed during September 1997. These new systems provide the infrastructure for future expansion. These costs were partially offset by costs relating to the acquisition of First Houston Bancshares, Inc. in the third quarter of 1997.

     Minority interest expense of $667 thousand represents interest expense of the subsidiary trust on the Trust Preferred Securities. These securities were issued during the second quarter of 1997. Also, $190 thousand represents the 20 percent minority interest in earnings from SCMC.

     Other non-interest expense from commercial banking was $2.8 million for the three-month period ended September 30, 1998, as compared to $2.2 million for the same period in 1997, an increase of $670 thousand or 31.2%. This increase is due to the opening of two de novo offices and other expenses relating to the growth of the Company.

     The provision for income taxes as a percent of net income before taxes decreased from 33.7% for the third quarter of 1997 to 32.9% for the third quarter of 1998. This decrease is related to an increase in the tax-exempt municipal securities portfolio.

FINANCIAL CONDITION

     Total Assets -- The total consolidated assets of the Company as of September 30, 1998 were $1.3 billion, as compared to $1.2 billion as of December 31, 1997, an increase of $74.1 million or 6.0%. The growth in total assets was due to a combination of internal growth and the opening of two de novo offices.

     Federal Funds Sold -- The Company had federal funds sold of $51.4 million at September 30, 1998. Comparatively, the Company had $7.5 million in federal funds sold on December 31, 1997, an increase of $43.9 million or 585%. The increase was due to maturities and paydowns of investment securities that had not yet been reinvested.

     Securities purchased under agreements to resell -- As of September 30, 1998, securities purchased under agreements to resell totaled $36.2 million as compared to $15.5 million as of December 31, 1997. The securities purchased are SBA or USDA guaranteed loan certificates. The Company has increased its position in these securities to improve its liquidity position as well as to earn a better rate of return compared to other liquid securities with relatively low credit risk. These repurchase agreements generally have a term of nine months or less.

     Investment Securities -- The Company's investment portfolio as of September 30, 1998, totaled $240.6 million, as compared to $291.6 million on December 31, 1997, a decrease of $51.0 million or 17.5%. The decrease is due to a redeployment of investment securities in reverse repurchase agreements as described in the previous paragraph and federal funds sold.

     Investments in Subsidiaries -- Sterling Bank is a wholly owned banking subsidiary. Humble National Bank was acquired in June 1998 and merged into Sterling Bank, effective August 24, 1998. In September 1996, the Company purchased a 40% equity interest in Sterling Capital Mortgage Company ("SCMC"), an originator and servicer of single family residential mortgage loans headquartered in Houston, Texas. On July 2, 1998, the Company acquired an additional 40% equity interest, for a total ownership of 80 percent. Accordingly, the assets and liabilities of the SCMC are consolidated with the Company's other assets and liabilities and the amount shown on the balance sheet as "Investment in Sterling Capital Mortgage Company" has been eliminated. The Company also owns a 100% beneficial interest in Sterling Bancshares Capital Trust I.

     Loans Held for Sale -- Total loans held for sale increased from $70.2 million at December 31, 1997 to $82.3 million at September 30, 1998, an increase of $12.1 million, or 17.3%. Loans held for sale included loans purchased from SCMC of $71.0 million and $61.1 million and student loans of $11.3 million and $9.1 million at September 30, 1998 and December 31, 1997, respectively. Loans purchased from SCMC increased by $9.9 million or 16.2% from December 31, 1997 as origination volume increased at SCMC.

     Loans Held for Investment -- As of September 30, 1998, loans held for investment were $772.2 million. When compared to loans held for investment of $691.4 million on December 31, 1997, the September 30, 1998 loan balance represents a year-to-date $80.8 million increase due to internal loan production, net of loan reductions, or an increase of 11.7%. At September 30, 1998, loans held for investment as a percentage of assets and deposits were 58.9% and 66.9%, respectively.

     The following table summarizes the Company's held for investment loan portfolio by type of loan as of September 30, 1998 (in thousands):

                                                                         PERCENT OF
                                                                           TOTAL
                                                                         ----------
Commercial, financial and industrial........................  $296,155      38.35%
Real estate -- commercial...................................   208,973      27.06%
Real estate -- residential mortgage.........................   101,652      13.16%
Real estate -- construction.................................    70,173       9.09%
Foreign commercial and industrial...........................     3,126       0.40%
Consumer and other..........................................    92,887      12.03%
  Less unearned discount....................................      (803)     (0.10)%
                                                              --------    -------
          Total loans held for investment...................  $772,163     100.00%
                                                              ========    =======

     Allowance for Credit Losses -- Following is a summary of the changes in the allowance for credit losses for the nine months ended September 30, 1998, and the relationship of the allowance to total loans at September 30, 1998, and December 31, 1997 (in thousands):

Allowance for credit losses, December 31, 1997..............    $  7,629
Chargeoffs..................................................      (2,483)
Recoveries..................................................         383
Provision for credit losses.................................       3,986
                                                                --------
Allowance for credit losses, September 30, 1998.............    $  9,515
                                                                ========

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
Loans held for investment at period-end.....................    $772,163        $691,394
Allowance for credit losses.................................    $  9,515        $  7,629
Allowance as a percent of period-end loans..................        1.23%           1.10%

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

     Risk Elements -- Non-performing, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Nine properties make up the $1.2 million of other real estate owned ("ORE") at September 30, 1998. All properties are carried at the current fair market value, less estimated selling and holding costs.

     The Company defines potential problem loans as those loans for which information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as substandard, doubtful, or loss. As of September 30, 1998, the Company has no material foreign loans outstanding or loan concentrations.

     The following table summarizes total non-performing assets and potential problem loans at December 31, 1997 and at September 30, 1998:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Nonaccrual loans............................................     $ 4,878        $ 4,226
Restructured loans..........................................          --            217
Accruing loans past due 90 days or more.....................         680            368
                                                                 -------        -------
          Total nonperforming loans.........................       5,558          4,811
ORE and other foreclosed assets.............................       1,608            869
                                                                 -------        -------
          Total nonperforming assets........................     $ 7,166        $ 5,680
                                                                 =======        =======
Total nonperforming loans as a % of gross loans held for
  investment................................................        0.72%          0.70%
Total nonperforming assets as a % of total assets...........        0.55%          0.46%
Potential problem loans, other than those shown above as
  nonperforming.............................................     $18,197        $12,769

     Premises and Equipment -- The Company's premises and equipment, net of depreciation, as of September 30, 1998, were $32.0 million, as compared to $31.0 million as of December 31, 1997, an increase of $963 thousand or 3.1%. This is due primarily to leasehold improvements due to the opening of two de novo offices and new leased space for several back-office operations departments.

     Deposits -- Total deposits as of September 30, 1998, were $1.15 billion, as compared to $1.07 billion on December 31, 1997, an increase of $83.0 million, or 7.7%, resulting from growth in same location deposits, combined with the additional deposits of the new banking offices in Pasadena and Fort Bend County. Non-interest bearing demand deposits at September 30, 1998, were $402.2 million, as compared to $359.1 million at December 31, 1997, an increase of $43.1 million or 12.0%. The percentage of non-interest bearing deposits to total deposits as of September 30, 1998 continued to be strong at 34.8%.

CAPITAL RESOURCES AND LIQUIDITY

     Shareholders' Equity -- The Company's risk-based capital ratios remain above the levels designated by regulatory agencies under the prompt corrective action framework as "well capitalized" on September 30, 1998, with Tier-1 Capital, Total Risk-Based Capital, and Leverage Capital Ratios of 11.81%, 12.72%, and 10.39%, respectively.

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

     Year 2000 -- The Federal Financial Institutions Examination Council ("FFIEC") promulgated guidelines that federally supervised financial institutions are expected to follow to ensure that their information processing systems are Year 2000 compliant. These guidelines are discussed in more detail in the 1997 Form 10-K.

     The Company developed and commenced implementation of a comprehensive plan in April 1997 to ensure that its operational and financial systems will not be adversely affected by Year 2000 software programming errors. Prior to formal adoption of the Year 2000 plan, in October 1995 a three-year technology plan was approved jointly by the boards of directors of the Company and the Bank. The technology plan represented a comprehensive program to reengineer and redesign the Bank's entire information systems, telecommunications and technology infrastructure. As part of the selection process for new systems and software applications, each system and application upgrade was evaluated for Year 2000 compliance. Pursuant to this plan, the Company spent more than $3.5 million to date and expects to spend no more than $500 thousand before December 31, 1999 to upgrade its core data processing, network communications, and teller systems.

     Implementation of the Company's Year 2000 Plan is well underway. A Year 2000 project management team has been actively working towards completion of the Plan, with representation from all functional and operational areas of the Bank. Four full-time employees have been dedicated to the project team with the requisite level of experience and knowledge to ensure that all mission critical applications are Year 2000 compliant. Senior management is actively involved in the Year 2000 compliance effort and has closely monitored the effort and has provided regular status reports to the boards of directors.

     The Year 2000 project team has conducted a complete inventory of all systems, applications and lines of business to assess and prioritize the potential risks of any Year 2000 errors to the integrity of the Bank's systems and applications, the accuracy of data and critical information, and the operational stability of all management information systems and bank office environments. Based upon the risk priorities identified through the inventory and assessment phase, the Company has tested all critical applications. As part of the testing process, the Company constructed a stand-alone network to safely test all networked systems and applications. All critical applications or systems were deemed through the testing and validation phases to be Year 2000 compliant but will be retested throughout 1999.

     The significant possible worst-case risks of the Company's Year 2000 issues include (1) the inability to process checks through the normal payment system,
(2), the inability to post customer accounts or calculate interest accruals properly, (3) liquidity risks arising from customers' possible fears about Year 2000 problems, (4) loan losses arising from the business impact of bank customers not being adequately prepared, and (5) business interruption from vendors who are not adequately prepared. The Company does not expect any of these risks to be probable of having a material impact on its operations but has nevertheless developed contingency plans to address these possibilities.

ITEM 3. QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes since December 31, 1997. See Form 10K,
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity".

                                    PART II

                               OTHER INFORMATION

ITEM 1. Not applicable.

ITEM 2. CHANGES IN SECURITIES

     There were no changes in securities during the nine months ended September 30, 1998.

ITEM 3. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SHAREHOLDER PROPOSALS FOR 1999 ANNUAL MEETING OF SHAREHOLDERS

     Any proposal of shareholders to be included in the Company's proxy statement relating to the Company's 1999 Annual Meeting of Shareholders pursuant to Rule 14a-8 under the Exchange Act must be received by the Company at its principal executive offices no later than December 23, 1998; such proposal must also comply with the Company's Bylaws and Rule 14a-8 if the proposal is to be considered for inclusion in the Company's proxy statement for such meeting. The Company must receive notice of any shareholder proposal to be brought before the meeting outside the process of Rule 14a-8 at the Company's principal executive offices not less than 45 days nor more than 180 days prior to the meeting; provided, if the Company gives notice or prior public disclosure of the date of the annual meeting less than 50 days before the meeting, such shareholders notice must be received not later than the close of business on the seventh day following the date on which the Company's notice of the date of the annual meeting was mailed or public disclosure made. The form of such shareholder notice must also comply with the Company's Bylaws.

ITEM 5. Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits:

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  11       -- Computation of Earnings Per Share. Included as Note (3)
              to Interim Consolidated Financial Statements on page 5 of
              this Form 10-Q.
  27       -- Financial Data Schedule. The required Financial Data
              Schedules have been included as Exhibit 27 of the Form
              10-Q filed electronically with the Securities and
              Exchange Commission.

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

                                           STERLING BANCSHARES, INC.
                                                   (Registrant)

                                            By:     /s/ GEORGE MARTINEZ
                                              ----------------------------------
                                                       George Martinez
                                                 Chairman and Chief Financial
                                                            Officer

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
           27             -- Financial Data Schedule