Form 10-K405
period 1998-12-31
STERLING BANCSHARES INC
filed 1999-03-29
CIK 891098

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             --------------------

                                   FORM 10-K
  (Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For fiscal year ended December 31, 1998
                                      OR
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the transition period from                  to
                                              -----------------   ------------

                             --------------------

                        Commission File Number 0-20750

                           STERLING BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

              TEXAS                                                                      74-2175590
    (State or other jurisdiction of                                                   (I.R.S. employer
     incorporation or organization)                                                 Identification number)

         15000 NORTHWEST FREEWAY                                                            77040
             Houston, Texas                                                               (Zip Code)
    (Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 466-8300

                             --------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

             TITLE OF EACH CLASS                                         SHARES OUTSTANDING AT DECEMBER 31, 1998
             -------------------                                         ---------------------------------------
         Common Stock, $1 Par Value                                                   23,876,267

                             --------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of February 26, 1999, was $231,019,092 based on the closing sales price of $12.00 on such date.

     As of March 1, 1999, registrant had outstanding 23,912,830 shares of Common Stock, $1.00 par value.

     DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 1999 (Part III)

================================================================================


                           Page 1 of 63 Total Pages

PART -- I

ITEM 1 -- BUSINESS

GENERAL

Sterling Bancshares, Inc. (the "Company"), headquartered in Houston, Texas, is a bank holding company that provides commercial and retail banking services primarily in the Houston metropolitan area through the community banking offices of Sterling Bank, a banking association chartered under the laws of the State of Texas ("Sterling Bank"), and Clear Lake National Bank, a national banking association chartered under the laws of the United States ("Clear Lake National"). (Sterling Bank and Clear Lake National are collectively referred to as the "Bank"). Also, the Company provides mortgage banking services through its 80 percent ownership of Sterling Capital Mortgage Company ("SCMC").

The Company's principal executive offices are located at 15000 Northwest Freeway, Houston, Texas, 77040 and its telephone number is (713) 466-8300. The Company was incorporated under the laws of the State of Texas in 1980 and became the parent bank holding company of Sterling Bank in 1981 and Clear Lake National in 1998. Sterling Bank was chartered in 1974 and Clear Lake National was chartered in 1981. The Company completed its initial public offering on October 22, 1992.

The Company had approximately 618 and 281 full time equivalent employees, including 151 and 30 officers, in its commercial banking and mortgage banking segments, respectively, as of December 31, 1998. At December 31, 1998, the Company had total assets of $1.4 billion, deposits of $1.3 billion, and shareholders' equity of $111.5 million.

The Company has two operating segments: commercial banking and mortgage banking. Each segment is managed separately because each business requires different marketing strategies and each offers different products and services. See
Note T to the Consolidated Financial Statements for summarized financial information by operating segment.

COMMERCIAL BANKING

The Bank provides a wide range of retail and commercial banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; merchant credit card services; letters of credit; and cash and asset management services. In addition, the Bank facilitates sales of brokerage, mutual fund, and insurance products. The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC").

The primary lending focus of the Bank is on commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300,000 to $30 million. Typically, the Bank's customers have financing requirements between $100,000 and $500,000. The Bank does not seek loans of more than $2 million but will consider larger lending relationships which involve exceptional levels of credit quality. The Bank's credit range, while well below its legal lending limit of $13.7 million, allows for greater diversity in the loan portfolio, less competition from large banks, and better pricing opportunities.

SUPERCOMMUNITY BANKING STRATEGY. The Bank's business strategy is generally known as a supercommunity bank strategy. Under this strategy, the Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers through full service community banking offices. Each banking office has senior management, with significant lending experience, who exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The Company believes that its emphasis on local relationship banking, together with a conservative approach to lending and resultant high asset quality, are important factors in the success and growth of the Bank.

The Company and the Bank have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school, religious and community development activities. Each banking office may also appoint selected customers to a business development board that assists in introducing prospective customers to the Bank and in developing or improving products and services to meet customer needs. As a result of the development of broad banking relationships with customers and the convenience and service of the Company's twenty banking offices, lending and investing activities are funded almost entirely by core deposits, over one-third of which are noninterest bearing demand deposits.

The Bank centralizes operational and support functions that are transparent to customers in order to achieve consistency and cost efficiencies in the delivery of products and services by each banking office. The central office provides services such as data processing, bookkeeping, accounting, loan administration, loan review, compliance, legal management, and internal auditing to all twenty community banking offices to enhance their delivery of quality service. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management, and other financial and administrative services. The community banking offices work closely with the Company to develop new products and services needed by their customers and introduce enhancements to existing products and services.

MORTGAGE BANKING

The Company originates, sells and services single family residential mortgages through its 80 percent ownership of SCMC. SCMC has production offices in Texas, Illinois, Colorado, and Arizona, with corporate offices in Houston, Texas. The typical mortgage originated by SCMC is approximately $110,000. A substantial portion of SCMC's loan production is generated through joint ventures known as affiliated business arrangements with established home builders and realtor-based organizations. SCMC is an approved Government National Mortgage Association ("GNMA") Issuer of Mortgage-Backed Securities. SCMC is also an approved Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") seller/servicer and a HUD-Approved Title II nonsupervised mortgagee. During 1998, SCMC funded approximately $1 billion in residential mortgage loans.

EXPANSION

The Company's growth strategy has been concentrated on increasing its community banking presence in the greater Houston area. The Company has grown through a combination of internal growth, mergers and acquisitions, and the opening of new community banking offices.

MERGERS AND ACQUISITIONS. On November 20, 1998, the Company acquired Hometown Bancshares, Inc. ("Hometown"), which was the bank holding company for Clear Lake National, in a stock-for-stock merger. The acquisition of Hometown added $92 million in total assets and $84 million in total deposits to the Company's balance sheet. Clear Lake National operates two locations in the Clear Lake area of southeast Houston. The Company plans to merge Clear Lake National into Sterling Bank in the second quarter of 1999 to create Sterling Bank's nineteenth and twentieth banking offices.

On June 30, 1998, Humble National Bank ("Humble") was acquired by the Company in a stock-for-stock merger. The acquisition of Humble added $54 million in total assets and $49 million in total deposits to the Company's balance sheet. Humble operates a full service banking office in the Humble area of northeast Houston. During August 1998, the Company merged Humble into Sterling Bank to create Sterling Bank's eighteenth banking office.

On September 30, 1997, the Company completed the acquisition of First Houston Bancshares, Inc. ("First Houston") and its wholly owned subsidiary bank, Houston National Bank ("Houston National"), in a stock-for-stock merger. The acquisition of First Houston added $135 million in total assets and $125 million in total deposits to the Company's balance sheet. In October 1997, Houston National was merged into the Bank adding the Bayou Bend Office at 5757 Memorial Drive to the Bank's expanding office network.

In September 1996, the Bank acquired a 40% equity interest in SCMC. On July 2, 1998, the Company acquired an additional 40% equity ownership in SCMC resulting in a total of 80% equity ownership.

DE NOVO OFFICES. On May 13, 1998, the Company opened its seventeenth banking office in Fort Bend County. In conjunction with the opening of this office, in April 1998, the Company's Board designated two additional series of convertible preferred stock consisting of 30,000 shares of Series F Convertible Preferred Stock and 50,000 shares of Series G Convertible Preferred Stock. Shares of Series F and Series G Convertible Preferred Stock were offered and sold to prospective investors who the Company believes will be helpful in the development of the office and will be convertible into a maximum of 76,875 shares of the Company's common stock. The conversion ratio is dependent upon the Fort Bend office meeting certain performance goals.

In January 1998, the Company opened a new banking office on Spencer Highway in Pasadena. In conjunction with the opening of this office, the Company's Board designated 50,000 shares of Series E convertible preferred stock and authorized the offering and sale of such shares to investors who may assist in the business development efforts of the office. These preferred shares will be convertible into a maximum of 33,750 shares of the Company's common stock. The conversion ratio is dependent upon the Spencer Highway office meeting certain performance goals.

During 1996, the Company opened two new community banking offices, the first in the Upper Kirby district of central Houston, and the second in the Galleria area of Houston. The Company opened a full service office in the Cypress Station area, north of the city, in January 1997.

The Company will continue to seek acquisition and new office opportunities when available and consistent with its community banking philosophy. To accommodate further growth, the Company will continue to upgrade its central office data processing and telecommunication systems and facilities to provide the Company with the technological capacity necessary to meet the needs and expectations of its customers.

COMPETITION

The Company engages in highly competitive activities. Each activity and market served involves competition with other banks and mortgage companies, as well as with non-banking and non-financial enterprises that offer financial products and services that compete directly with the Company's product and service offerings. The Company actively competes with other banks and mortgage companies in its efforts to obtain deposits and make loans, in the scope and types of services offered, in interest rates paid on time deposits and charged on loans, and in other aspects of banking.

In addition to competing with other banks and mortgage companies, the Company competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, real estate investment trusts, certain governmental agencies, credit card organizations and other enterprises. In recent years, competition for funds from securities brokers for money market accounts has also intensified. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds. The Bank also competes with a variety of other institutions in providing brokerage services.

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

MORTGAGE COMPANY

SCMC is an approved GNMA Issuer of Mortgage-Backed Securities. SCMC is also an approved FNMA and FHLMC seller/servicer and a HUD-Approved Title II nonsupervised mortgagee. As such, SCMC must operate under certain guidelines set forth by GNMA, FNMA, FHLMC and HUD. As a majority owned subsidiary of a bank holding company, SCMC is also subject to the regulatory authority of the FDIC, the Texas Department of Banking and the Federal Reserve Board.

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

SAFETY AND SOUNDNESS STANDARDS

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expanded the Federal Reserve Board's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, FIRREA increased the amount of civil money penalties that the Federal Reserve Board can assess for certain activities conducted on a knowing and reckless basis, if those activities cause a substantial loss to a depository institution. The penalties can be as high as $1 million per day. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

On July 10, 1995, the four federal agencies that regulate banks and savings associations (FDIC, Federal Reserve Board, the Office of the Comptroller of the Currency and the Office of Thrift Supervision) jointly issued guidelines for safe and sound banking operations (Interagency Guidelines Establishing Standards for Safety and Soundness) as required by Section 132 of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). The guidelines identify the fundamental standards that the four agencies follow when evaluating the operational and managerial controls at insured institutions. An institution's performance will be evaluated against these standards during the regulators' periodic on-site examinations.

DIVIDEND RESTRICTIONS

It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a bank holding company may not be inclined to provide it.

CAPITAL ADEQUACY REQUIREMENTS

The Federal Reserve Board monitors the capital adequacy of bank holding companies. The Bank is subject to the capital adequacy requirements promulgated by the FDIC and the Texas Department of Banking.

The Federal Reserve Board has adopted a system using risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-related" asset base. Certain off balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. In addition, the guidelines define each of the capital components. Total capital is defined as the sum of "core capital elements" ("Tier 1") and "supplemental capital elements"
("Tier 2"), with "Tier 2" being limited to 100% of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common shareholders' equity, perpetual preferred stock, and minority interest in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the reserve for credit losses. The guidelines require achievement of a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% is required to be comprised of "Tier 1" capital elements). At December 31, 1998, the Company's ratios of "Tier 1" and "Total" capital-to-risk-weighted assets were 11.89%, and 12.80%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC have adopted the use of a minimum Tier 1 leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The banking organization's Tier 1 leverage ratio is defined to be a company's "Tier 1" capital divided by its average total consolidated assets. The leverage ratio adopted by the federal banking agencies requires a minimum 3.0% "Tier 1" capital to total assets ratio for institutions with the highest regulatory rating. All other institutions will be expected to maintain a
leverage ratio of 4.0% to 5.0%.   The Company's leverage ratio at December 31,
1998 of 9.67% significantly exceeded the regulatory minimum.

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

AUDIT REPORTS

The regulations promulgated by the FDIC to implement FDICIA require depository institutions with assets of $500 million or more to conform to the new procedures. The Bank qualifies as an institution with assets of more than $500 million and is subject to the audit and reporting requirements of FDICIA.
FDICIA requires insured institutions to submit annual audit reports prepared by independent auditors to federal and state regulators. The audit report of the institution's holding company can be used to satisfy this requirement. Auditors must apply procedures agreed to by the FDIC to determine compliance by the institution or holding company with legal requirements designated by FDICIA.
The annual audit report must include financial statements prepared in accordance with generally accepted accounting principles, statements concerning management's responsibility for the financial statements and internal controls designated by the FDIC, and an attestation by the auditor regarding the statements of management. For certain large institutions, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting solely of outside directors. The Company has an audit committee comprised of outside directors who are certified public accountants and, therefore, is in compliance with the requirements for large institutions.

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

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act of 1977 ("CRA") and the regulations promulgated by the FDIC to implement CRA are intended to ensure that banks meet the credit needs of their service area, including low and moderate income communities and individuals, consistent with safe and sound banking practices. In 1995, the bank regulatory agencies adopted final regulations for implementing CRA. These regulations effect extensive changes to the existing procedures for determining
compliance with CRA.   The CRA regulations also require the banking regulatory
authorities to evaluate a bank's record in meeting the needs of its service area when considering applications to establish new offices or consummate any merger or acquisition transaction. Under FIRREA, the federal banking agencies are required to rate each insured institution's performance under CRA and to make such information publicly available. In the case of an acquisition by a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed as part of the processing of the acquisition application. A CRA rating other than `outstanding' or `satisfactory' can substantially delay or block the transaction. Based upon its most recent examination, Sterling Bank has a satisfactory CRA rating.

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

STERLING BANK AND CLEAR LAKE NATIONAL BANK

Sterling Bank is a Texas-chartered banking association. Clear Lake National is a nationally chartered bank. Their deposits are insured by the FDIC; therefore, both banks are subject to the supervision and regulation by the FDIC. Sterling Bank is subject to the supervision and regulation of the Texas Department of Banking and Clear Lake National is subject to the supervision and regulation of the Office of the Comptroller of the Currency. Pursuant to such regulation, the banks are subject to special restrictions, supervisory requirements and potential enforcement actions. Neither bank is a member of the Federal Reserve System; however, the Federal Reserve Board also has supervisory authority that directly affects the Bank. Sterling Bank is a member of the Federal Home Loan Bank and, therefore, is subject to compliance with its requirements.

PERMISSIBLE ACTIVITIES FOR STATE-CHARTERED INSTITUTIONS

The Texas Constitution provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Bank Insurance Fund ("BIF").

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

RESTRICTIONS ON SUBSIDIARY BANKS

Dividends paid by the Bank are the primary source of the Company's cash flow. Although the Bank elected in August 1997 to temporarily suspend the payment of dividends to the Company and to use the proceeds from the issuance of $28.75 million of trust preferred securities by Sterling Bancshares Capital Trust I to meet the Company's current cash flow needs, the Bank is expected to provide substantially all of the Company's cash flow in the foreseeable future. Under federal law, the Bank may not pay a dividend that results in an "undercapitalized" situation. At December 31, 1998, there was an aggregate of approximately $37.5 million available for the payment of dividends by the Bank to the Company without prior regulatory approval.

Other requirements in Texas law affecting the operation of subsidiary banks include requirements relating to maintenance of reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and limitations relating to investments and other activities.

EXAMINATIONS

The FDIC periodically examines and evaluates insured banks. FDIC examinations are conducted every 12 months. The FDIC may, however, accept the result of a Texas Department of Banking examination in lieu of conducting an independent examination. FDICIA authorized the FDIC to assess the institution for its costs of conducting the examinations.

The Commissioner also conducts examinations annually, unless additional examinations are deemed necessary to safeguard the interests of shareholders, depositors and creditors. The Commissioner may accept the results of a federal examination in lieu of conducting an independent examination. However, since the total assets of the Bank exceeded $1 billion at December 31, 1998, the FDIC and the Texas Department of Banking will jointly examine the Bank on an annual basis.

DEPOSIT INSURANCE ASSESSMENTS

The FDIC assesses deposit insurance premiums on all banks in order to adequately fund the BIF so as to resolve any insured institution that is declared insolvent by its primary regulator. The FDIC has established a risk-based deposit insurance premium system to calculate a depository institution's semi-annual deposit insurance assessment. The FDIC's semi-annual assessment is based upon the designated reserve ratio for the deposit insurance fund and the probability and extent to which the deposit insurance fund will incur a loss with respect to the institution. In addition, the FDIC can impose special assessments to cover the cost of borrowings from the U.S. Treasury, the Federal Financing Bank, and BIF member banks.

The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this new system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. The FDIC can make changes in the rate schedule outside the five-cent range above or below the current schedule only after a full rulemaking with opportunity for public comment.

On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund ("SAIF") and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate must equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, the current BIF rate is .0126% of deposits and the SAIF rate is .0630% of deposits.

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

YEAR 2000 COMPLIANCE

GENERAL. The Year 2000 risk involves computer programs and computer software that may not able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or cause the temporary inability to process transactions, send invoices or engage in normal business activities. If the Company, its suppliers and its borrowers do not properly address these issues, there could be a material adverse impact on the Company's financial condition or results of operations.

REGULATORY OVERSIGHT. On May 5, 1997, the Federal Financial Institutions Examination Council ("FFIEC") which is comprised of the four major banking regulatory agencies promulgated guidelines that federally supervised financial institutions are expected to follow to ensure that their information processing systems are Year 2000 compliant. The Year 2000 guidelines delineate specific actions and conversion efforts which financial institutions should address and implement as part of the Year 2000 planning process. The guidelines identify five critical phases that each financial institution must incorporate into its Year 2000 program. The Year 2000 guidelines also address external and operating issues that must be evaluated in the planning process. The federal banking agencies conducted numerous supervisory reviews of all depository institutions during 1998 and follow-up assessments are expected throughout 1999 and, if necessary, will schedule comprehensive on-site examinations to evaluate the adequacy of each bank's Year 2000 plans and conversion programs. In furtherance of the supervisory responsibilities of the bank regulatory agencies, the FFIEC issued examination guidelines in December 1997 for evaluating the Year 2000 readiness of all federally supervised financial institutions and data centers. The examination guidelines direct the federal banking regulatory agencies to assess (i) each institution's information, accounting and risk control systems,
(ii) the awareness and commitment of both the board of directors and management to Year 2000 issues, (iii) the allocation of resources and personnel to Year 2000 planning, (iv) the scope and integrity of the institution's assessment, planning and corrective efforts, (v) the scope and adequacy of testing plans, (vi) the reliance on vendors and third party providers and the testing and validation of their applications and systems, and (vii) the institution's assessment of the impact of Year 2000 risks on bank customers, particularly with respect to credit relationships. If the appropriate regulatory authority determines that the examined institution has not appropriately addressed potential Year 2000 risks and planning considerations, prompt corrective action or other enforcement action may be taken. Further information regarding the Company's Year 2000 plan and related initiatives is discussed further on page 28 at "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 2 -- PROPERTIES

The principal executive offices of the Company and Sterling Bank, as well as the Company's management information systems, are located at 15000 Northwest Freeway, Houston, Texas, 77040, in a building owned by Sterling Bank. In addition to its principal office, the Company operates the following locations:


                                        Owned        Leased          Total
                                      ---------    ----------      ---------
     Banking offices in the Houston          8             12             20
       metropolitan area
     Central department offices              1              4              5
     Mortgage production offices
       Arizona                                              4              4
       Colorado                                             1              1
       Illinois                                             1              1
       Texas                                               14             14
                                      ---------    ----------      ---------
         Total                               9             36             45
                                      =========    ==========      =========



ITEM 3 -- LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is presently involved in any material legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART -- II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

The Company's stock trades through the NASDAQ Stock Market under the symbol SBIB. The following table sets forth the high and low closing stock prices of the Company's common stock, as quoted on the NASDAQ Stock Market and the dividends paid thereon for each quarter of the last two fiscal years. This information has been restated to reflect all stock splits occurring prior to the issuance of this report.

                          HIGH             LOW            DIVIDEND
                        --------         --------         ---------
    1998
     First quarter      $  17.00         $  13.69         $  0.0400
     Second quarter        18.25            15.00            0.0400
     Third quarter         15.94            11.94            0.0400
     Fourth quarter        16.00            12.13            0.0400


    1997
     First quarter      $  11.00         $   8.11         $  0.0367
     Second quarter        12.50             9.00            0.0367
     Third quarter         13.67            11.58            0.0367
     Fourth quarter        15.00            12.17            0.0367

On January 25, 1999, the Company's Board of Directors declared a quarterly cash dividend of $0.045 payable on February 22, 1999, to shareholders of record on February 5, 1999. The Company intends to continue to pay a dividend at the rate of $0.045 per share quarterly throughout 1999.

On January 26, 1998, the Company's Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend) of the Company's common stock distributed on February 20, 1998, to shareholders of record on February 6, 1998. Concurrently with the 1998 stock split, the Company declared a quarterly $0.04 cash dividend (computed on an "after-split" basis) payable on February 20, 1998, to shareholders of record on February 6, 1998.

On January 27, 1997, the Company's Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend) to shareholders of record on February 10, 1997, with shares distributed on February 24, 1997. Concurrently with the 1997 stock split, the Company declared a quarterly $0.0367 cash dividend (computed on an "after-split" basis) payable on February 24, 1997, to shareholders of record on February 10, 1997. The 1997 dividend information disclosed above is reflective of both the 1998 and 1997 stock split.

As of March 1, 1999, there were 818 shareholders of record of common stock. The number of beneficial shareholders is unknown to the Company at this time.


DESCRIPTION OF CAPITAL STOCK

AUTHORIZED CAPITAL STOCK

The authorized capital stock of the Company consists of (i) 50,000,000 shares of Common Stock, $1.00 per share par value, of which 23,876,267 shares were issued and outstanding as of December 31, 1998 and (ii) 1,000,000 shares of Preferred Stock, $1.00 per share par value ("Preferred Stock"), issuable in series, of which 50,233 shares of Series D, 27,000 shares of Series E, 25,500 shares of Series F and 36,000 shares of Series G Convertible Preferred Stock were issued and outstanding as of December 31, 1998. All prior series of Preferred stock have been converted into shares of common stock in accordance with the relative rights and preferences of each such series. As of December 31, 1998, an additional 435,000 shares of Common Stock were issuable upon exercise of the Company's vested outstanding employee stock options and pursuant to outstanding subscriptions under the Company's Employee Stock Purchase Plan.

The following discussion of the terms and provisions of the Company's capital stock is qualified in its entirety by reference to the Company's Articles of Incorporation and Bylaws, filed as exhibits.

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

The Bank is also subject to risk based capital rules that restrict its ability to pay dividends. The risk based capital rules set an explicit schedule for achieving minimum capital levels in relation to risk weighted assets. The Bank has been required to meet a minimum ratio of total capital to risk weighted assets of 8.0%. As of December 31, 1998, the Bank was in compliance with all capital requirements.

Harris Trust and Savings Bank presently serves as the transfer agent and registrar for the Common Stock.

PREFERRED STOCK

The Company's Preferred Stock (or other securities convertible in whole or in part into Preferred Stock) is available for issuance from time to time for various purposes as determined by the Company's Board of Directors, including, without limitation, making future acquisitions, raising additional equity capital and financing. Subject to certain limits set by its Articles of Incorporation, the Preferred Stock (or such convertible securities) may be issued on such terms and conditions, at such times and in such situations as the Board of Directors, in its discretion, determines to be appropriate, without any further approval or action by the shareholders (unless otherwise required by laws, rules, regulations or agreements applicable to the Company).

ITEM 6 -- SELECTED FINANCIAL DATA

The following table sets forth summary historical data for the Company for the periods indicated. The stock-for-stock bank mergers that have been consummated by the Company during the reported periods were all accounted for using the "pooling of interests" method. As such, all data prior to the respective mergers have been restated to include the merged entities' balance sheet data and historical results of operations.

                                                                                      Year Ended December 31,
                                                                --------------------------------------------------------------
                                                                   1998          1997          1996         1995        1994
                                                                ----------    ----------    ----------    --------    --------
                                                                           (In thousands except for per share amounts)
SUMMARY OF INCOME:
Interest income                                                 $  103,031    $   88,602    $   70,177    $ 60,752    $ 49,743
Interest expense                                                    29,681        27,481        22,202      19,242      13,963
                                                                ----------    ----------    ----------    --------    --------
Net interest income                                                 73,350        61,121        47,975      41,510      35,780
Provision for credit losses                                          5,892         3,176         2,457       1,232       1,336
Noninterest income                                                  20,581        11,640        10,332       9,670       9,317
Noninterest expense                                                 62,344        48,561        38,053      34,796      31,734
                                                                ----------    ----------    ----------    --------    --------
Income before income taxes                                          25,695        21,024        17,797      15,152      12,027
Provision for income taxes                                           8,391         7,009         5,527       4,723       3,690
                                                                ----------    ----------    ----------    --------    --------
Net Income                                                      $   17,304    $   14,015    $   12,270    $ 10,429    $  8,337
                                                                ==========    ==========    ==========    ========    ========

PER SHARE DATA:
Basic earnings per share                                        $     0.74    $     0.62    $     0.54    $   0.47    $   0.39
Diluted earnings per share                                      $     0.71    $     0.59    $     0.52    $   0.46    $   0.39
Book value per share at period-end                              $     4.58    $     3.80    $     3.29    $   2.88    $   2.35
Tangible book value per share at period-end                     $     4.34    $     3.73    $     3.21    $   2.78    $   2.24
Shares used in computing basic earnings per share                   23,379        22,787        22,562      22,366      21,173
Shares used in computing diluted earnings per share                 24,323        23,827        23,428      22,744      21,475

BALANCE SHEET DATA (at period-end):
Total assets                                                    $1,416,312    $1,313,843    $1,038,535    $867,527    $762,212
Loans, net of unearned discount                                    946,815       813,558       621,987     490,264     408,929
Allowance for credit losses                                         10,170         7,882         7,472       6,823       6,602
Total securities                                                   241,457       297,279       226,848     242,023     249,755
Deposits                                                         1,251,685     1,141,366       945,658     774,166     690,076
Notes payable, senior debentures and ESOP indebtedness                 186           321         4,498       6,461       8,854
Company-obligated mandatorily redeemable trust preferred
  securities of subsidiary trust                                    28,750        28,750           -           -           -
Shareholders' equity                                               111,509        89,360        75,280      64,660      50,036

SELECTED PERFORMANCE RATIOS:
Return on average assets                                             1.28%         1.22%         1.33%       1.32%       1.16%
Return on average shareholders' equity                              17.09%        16.86%        17.40%      17.99%      16.78%
Dividend payout ratio                                               23.72%        22.06%        24.65%      23.64%      23.01%
Net interest margin (tax equivalent)                                 6.07%         6.00%         5.89%       5.71%       5.62%

ASSET QUALITY RATIOS:
Nonperforming loans to total period-end loans                        0.53%         0.61%         0.52%       0.81%       0.74%
Period-end nonperforming assets to total assets                      0.49%         0.49%         0.60%       0.72%       0.69%
Period-end allowance for credit losses to nonperforming loans      204.18%       159.91%       231.12%     171.00%     217.82%
Period-end allowance for credit losses to total loans                1.07%         0.97%         1.20%       1.39%       1.61%
Net charge-offs to average loans                                     0.41%         0.40%         0.33%       0.25%       0.15%

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits                                   74.33%        68.52%        65.88%      63.88%      58.93%
Period-end shareholders' equity to total assets                      7.87%         6.80%         7.25%       7.45%       6.56%
Average shareholders' equity to average assets                       7.50%         7.23%         7.65%       7.32%       6.91%
Period-end Tier 1 capital to risk weighted assets                   11.89%        12.43%        10.66%      11.51%      11.38%
Period-end total capital to risk weighted assets                    12.80%        13.50%        11.74%      12.67%      12.63%
Period-end Tier 1 leverage ratio (Tier 1 capital to
  total average assets)                                              9.67%        10.67%         8.84%       7.51%       6.67%

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company analyzes the major elements of the Company's consolidated balance sheets and statements of income. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information incorporated by reference. The stock-for-stock bank mergers that have been consummated by the Company during the reported periods were all accounted for using the "pooling of interests" method. As such, all data prior to the respective mergers have been restated to include the merged entities' balance sheet data and historical results of operations.

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

RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

Net income for 1998 was $17.3 million, an increase of $3.3 million, or 23.5% over the $14.0 million recorded for 1997. Net income of $14.0 million in 1997 increased $1.7 million, or 14.2% over the $12.3 million recorded for 1996. These increases were primarily due to increased net interest income.

Diluted earnings per share for 1998 was $0.71 as compared to $0.59 for 1997 and $0.52 for 1996. All per share amounts have been restated to reflect the stock splits effected as stock dividends through February 20, 1998.

Two industry measures of the performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net earnings in relation to average total assets and indicates a company's ability to employ its resources profitably. During 1998, the Company's ROA was 1.28%, as compared to 1.22% and 1.33% for 1997 and 1996, respectively. Return on average equity ("ROE") is determined by dividing annual net earnings by average shareholders' equity and indicates how effectively a company can generate net income on the capital invested by its shareholders. During 1998, the Company's annualized ROE was 17.09% compared to 16.86% and 17.40% for 1997 and 1996, respectively.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest paid on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

Net interest income for 1998 was $73.4 million, compared to $61.1 million for 1997, an increase of $12.2 million or 20.0%. The improvement in net interest income for 1998 was mainly due to an increase in total interest earning assets, specifically in the loan portfolio. During 1998, the yield on interest earning assets decreased 18 basis points, from 8.62% in 1997 to 8.44% in 1998. Total yield on interest-bearing liabilities decreased by 13 basis points from 3.78% in 1997 to 3.65% in 1998. These declines are consistent with the national trends in interest rates. For 1998, the net interest margin (net interest income divided by average total interest earning assets) increased 6 basis points to 6.01% from 5.95% for 1997. The improvement in net interest margin is due to the increase in average non-interest bearing deposits and issuance of trust preferred securities in June 1997 (as discussed herein).

Net interest income for 1997 was $61.1 million, up $13.1 million or 27.4% from
$48.0 million for 1996.   During 1997, the yield on interest earning assets
increased 10 basis points from 8.52% in 1996 to 8.62% in 1997. Likewise, in 1997, the yield on interest-bearing liabilities increased by 6 basis points from 3.72% in 1996 to 3.78% in 1997. For 1997, the net interest margin (net interest income divided by average total interest-earning assets) increased 13 basis points to 5.95% from 5.82% for 1996. This increase was also due to the increase in average non-interest bearing deposits and issuance of trust preferred securities in June 1997 (as discussed herein).

To provide a more in-depth analysis of net interest income, the following average balance sheets and net interest income analysis detail the contribution of interest-earning assets to overall net interest income and the impact of the cost of funds:


                                                                               Year Ended December 31,
                                                   ----------------------------------------------------------------------------
                                                                   1998                                    1997
                                                   -----------------------------------     ------------------------------------
                                                     Average                   Average       Average                    Average
                                                     Balance      Interest      Yield        Balance      Interest       Yield
                                                   ----------     --------     -------     ----------     --------      -------
                                                                                 (in thousands)

Interest earning assets:
Deposits in financial institutions                 $    9,026     $    485      5.37%      $   19,052     $ 1,045        5.48%
Federal funds sold and securities purchased
  under agreements to resell                           70,275        4,207      5.99%          33,033       1,843        5.58%
Securities (taxable)                                  222,477       13,785      6.20%         251,940      15,608        6.20%
Securities (non-taxable)                               34,728        1,644      4.73%          23,543       1,179        5.01%
Loans, net of unearned discount (taxable)(1)          883,749       82,853      9.38%         699,345      68,860        9.85%
Loans, net of unearned discount (non-taxable)             741           57      7.69%             666          67       10.06%
                                                   ----------     --------     -------     ----------     --------      -------
  Total interest earning assets                     1,220,996      103,031      8.44%       1,027,579      88,602        8.62%

Noninterest earning assets:
Cash and due from banks                                74,594                                  76,717
Premises and equipment, net                            35,357                                  33,083
Other assets                                           27,138                                  20,110
Allowance for credit losses                            (9,042)                                 (7,892)
                                                   ----------                              ----------
  Total noninterest earning assets                    128,047                                 122,018
                                                   ----------                              ----------
  Total assets                                     $1,349,043                              $1,149,597
                                                   ==========                              ==========

Interest bearing liabilities:
Demand and savings deposits                        $  511,579     $ 14,404      2.82%      $  470,668     $14,402        3.06%
Certificates and other time deposits                  282,817       14,470      5.12%         235,354      12,016        5.11%
Other borrowed funds                                   17,903          781      4.36%          18,750         889        4.74%
Notes payable, senior debentures and
  ESOP indebtedness                                       254           26     10.24%           1,962         174        8.87%
                                                   ----------     --------     -------     ----------     --------      -------
  Total interest bearing liabilities                  812,553       29,681      3.65%         726,734      27,481        3.78%

Noninterest bearing liabilities:
Demand deposits                                       395,589                                 315,667
Other liabilities                                      10,928                                   7,279
                                                   ----------                              ----------
  Total noninterest bearing liabilities               406,517                                 322,946

Trust preferred securities                             28,750                                  16,810
Shareholders' equity                                  101,223                                  83,107
                                                   ----------                              ----------
  Total liabilities and shareholders' equity       $1,349,043                              $1,149,597
                                                   ==========                              ==========

Net interest income and margin (2)                                $ 73,350      6.01%                     $61,121        5.95%
                                                                  ========     =======                    ========      =======
Net interest income and margin
  (tax-equivalent basis)(3)                                       $ 74,113      6.07%                     $61,679        6.00%
                                                                  ========     =======                    ========      =======

                                                         Year Ended December 31,
                                                   -----------------------------------
                                                                   1996
                                                   -----------------------------------
                                                     Average                   Average
                                                     Balance      Interest      Yield
                                                   ----------     --------     -------
                                                               (in thousands)


Interest earning assets:
Deposits in financial institutions                 $   10,657     $    557      5.23%
Federal funds sold and securities purchased
  under agreements to resell                           35,868        1,907      5.32%
Securities (taxable)                                  206,423       12,438      6.03%
Securities (non-taxable)                               23,437        1,176      5.02%
Loans, net of unearned discount (taxable)(1)          546,643       54,019      9.88%
Loans, net of unearned discount (non-taxable)           1,036           80      7.72%
                                                   ----------     --------     -------
  Total interest earning assets                       824,064       70,177      8.52%

Noninterest earning assets:
Cash and due from banks                                66,827
Premises and equipment, net                            24,576
Other assets                                           13,709
Allowance for credit losses                            (7,260)
                                                   ----------
  Total noninterest earning assets                     97,853
                                                   ----------
  Total assets                                     $  921,916
                                                   ==========

Interest bearing liabilities:
Demand and savings deposits                        $  381,104     $ 11,318      2.97%
Certificates and other time deposits                  200,330       10,035      5.01%
Other borrowed funds                                    9,527          411      4.31%
Notes payable, senior debentures and
  ESOP indebtedness                                     5,482          438      7.99%
                                                   ----------     --------     -------
  Total interest bearing liabilities                  596,443       22,202      3.72%

Noninterest bearing liabilities:
Demand deposits                                       249,928
Other liabilities                                       5,016
                                                   ----------
  Total noninterest bearing liabilities               254,944

Trust preferred securities                                -
Shareholders' equity                                   70,529
                                                   ----------
  Total liabilities and shareholders' equity       $  921,916
                                                   ==========
Net interest income and margin (2)                                $  47,975      5.82%
                                                                  ========     =======
Net interest income and margin
  (tax-equivalent basis)(3)                                       $  48,538      5.89%
                                                                  ========     =======

--------------------------------------------------------------------------------
(1) Loan origination fees are considered adjustments to interest income. These fees aggregated $1,531,000, $1,312,000 and $919,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2) The net interest margin is equal to net interest income divided by average interest-earning assets.
(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment is made equally to interest income and income tax expense with no effect on after tax income. The tax equivalent adjustment has been computed using a federal income tax rate of 35%.

The following rate/volume analysis shows the portions of the net change in interest income due to changes in volume or rate. The changes in interest income due to both rate and volume in the analysis have been allocated to the volume or rate change in proportion to the absolute amounts of the change in each (in thousands):

                                                           1998 vs. 1997                         1997 vs. 1996
                                                        Increase (Decrease)                   Increase (Decrease)
                                                         Due to Changes in:                    Due to Changes in:
                                                 ----------------------------------     ----------------------------------
                                                  Volume        Rate        Total        Volume        Rate        Total
                                                 --------     --------     --------     --------     --------     --------
Interest earning assets:
Deposits in financial institutions               $   (550)    $    278     $   (272)    $    439     $     49     $    488
Federal funds sold and securities purchased
  under agreements to resell                        2,078          286        2,364         (151)          87          (64)
Securities (taxable)                               (1,825)        (286)      (2,111)       2,743          427        3,170
Securities (non-taxable)                              560          (95)         465            5           (2)           3
Loans, net of unearned discount (taxable)          18,157       (4,164)      13,993       15,090         (249)      14,841
Loans, net of unearned discount (non-taxable)           8          (18)         (10)         (29)          16          (13)
                                                 --------     --------     --------     --------     --------     --------
Total interest income                            $ 18,428     $ (3,999)    $ 14,429     $ 18,097     $    328     $ 18,425
                                                 ========     ========     ========     ========     ========     ========
Interest bearing liabilities:
Demand and savings deposits                      $  1,252     $ (1,250)    $      2     $  2,660     $    424     $  3,084
Certificates and other time deposits                2,423           31        2,454        1,754          227        1,981
Other borrowings                                      (40)         (68)        (108)         398           80          478
Notes payable, senior debentures and ESOP
  indebtedness                                       (151)           3         (148)        (281)          17         (264)
                                                 --------     --------     --------     --------     --------     --------
Total interest expense                              3,484       (1,284)       2,200        4,531          748        5,279
                                                 --------     --------     --------     --------     --------     --------
Net interest income                              $ 14,944     $ (2,715)    $ 12,229     $ 13,566     $   (420)    $ 13,146
                                                 ========     ========     ========     ========     ========     ========

NONINTEREST INCOME

For 1998, noninterest income totaled $20.6 million, an increase of $8.9 million or 76.8% over $11.6 million in 1997. On July 2, 1998, Sterling Bank purchased an additional 40 percent interest in SCMC, resulting in total ownership of 80 percent. The Bank's portion of SCMC's earnings prior to July 2, 1998 is shown as "equity in earnings from Sterling Capital Mortgage Company" and included in noninterest income. Earnings from July 2, 1998 forward are consolidated into the earnings of the Company in their natural classifications. For 1998, noninterest income from commercial banking totaled $12.9 million, an increase of $1.6 million or 14.0% over $11.3 million in 1997. The increase is primarily attributed to volume growth in deposit accounts. Noninterest income of $11.6 million for the year ended December 31, 1997, increased $1.3 million or 13.0% over 1996, primarily due to an increase in the deposit base.

The following table shows the breakout of noninterest income between commercial banking and mortgage banking for 1998, 1997 and 1996 (in thousands):

                                                        1998                                        1997
                                      ----------------------------------------     ----------------------------------------
                                      Commercial      Mortgage                     Commercial      Mortgage
                                        Banking        Banking       Combined        Banking        Banking       Combined
                                      ----------     ----------     ----------     ----------     ----------     ----------
Customer service fees                 $    8,045     $      -       $    8,045     $    7,935     $      -       $    7,935
Equity in earnings of Sterling
    Capital Mortgage Company                 -              495            495            -              320            320
Condemnation award                           478            -              478            -              -              -
Gains on sale of mortgage loans              -            5,927          5,927            -              -              -
Other                                      4,387          1,249          5,636          3,385            -            3,385
                                      ----------     ----------     ----------     ----------     ----------     ----------
                                      $   12,910     $    7,671     $   20,581     $   11,320     $      320     $   11,640
                                      ==========     ==========     ==========     ==========     ==========     ==========

                                                        1996
                                      ----------------------------------------
                                      Commercial      Mortgage
                                        Banking        Banking       Combined
                                      ----------     ----------     ----------

Customer service fees                 $    7,059     $      -       $    7,059
Equity in earnings of Sterling
    Capital Mortgage Company                 -              316            316
Condemnation award                           -              -              -
Gains on sale of mortgage loans              -              -              -
Other                                      2,957            -            2,957
                                      ----------     ----------     ----------
                                      $   10,016     $      316     $   10,332
                                      ==========     ==========     ==========

NONINTEREST EXPENSE

For 1998, noninterest expenses totaled $62.3 million, an increase of $13.8 million or 28.4% over $48.6 million in 1997. Of this increase, $5.2 million represented noninterest expenses from SCMC subsequent to

July 2, 1998. Excluding these expenses noninterest expenses increased $8.6 million or 17.7% over 1997. Noninterest expenses are shown as follows (in thousands):


                                                     1998                                        1997
                                   ----------------------------------------     ----------------------------------------
                                   Commercial      Mortgage                     Commercial      Mortgage
                                     Banking        Banking       Combined        Banking        Banking       Combined
                                   ----------     ----------     ----------     ----------     ----------     ----------
Salaries and employee benefits     $   29,247     $    2,653     $   31,900     $   24,916     $      -       $   24,916
Occupancy expenses                      7,210          1,004          8,214          6,033            -            6,033
Technology                              4,320            -            4,320          3,196            -            3,196
Supplies                                1,193            224          1,417            972            -              972
Professional fees                       1,785             61          1,846          1,779            -            1,779
Minority interest expense               2,668            304          2,972          1,519            -            1,519
Other                                  10,724            951         11,675         10,146            -           10,146
                                   ----------     ----------     ----------     ----------     ----------     ----------
                                   $   57,147     $    5,197     $   62,344     $   48,561     $      -       $   48,561
                                   ==========     ==========     ==========     ==========     ==========     ==========

                                                     1996
                                   ----------------------------------------
                                   Commercial      Mortgage
                                     Banking        Banking       Combined
                                   ----------     ----------     ----------
Salaries and employee benefits     $   22,012     $      -       $   22,012
Occupancy expenses                      5,798            -            5,798
Technology                              1,833            -            1,833
Supplies                                  901            -              901
Professional fees                       1,030            -            1,030
Minority interest expense                 -              -              -
Other                                   6,479            -            6,479
                                   ----------     ----------     ----------
                                   $   38,053     $      -       $   38,053
                                   ==========     ==========     ==========

Salaries and employee benefits in the commercial banking segment totaled $29.2 million, an increase of $4.3 million or 17.4% over $24.9 million for 1997 due primarily to an increase in the number of full time equivalent employees and routine salary increases. The Bank increased its number of full-time equivalent personnel by 71 or 13.0% during the year, from 547 at year-end 1997 to 618 at year-end 1998. The increase is due primarily to opening two de novo offices (Spencer Highway and Fort Bend) during 1998, the addition of personnel devoted to resolving Year 2000 issues, the addition of loan officers and lending assistants, as well as central personnel required as a result of growth in loans and deposits, as well as the bank acquisitions. Salaries and employee benefits totaled $24.9 million in 1997, an increase of $2.9 million or 13.2% over $22.0 million for 1996 due primarily to an increase in the number of full time equivalent employees and routine salary increases. The Bank increased its number of full-time equivalent personnel by 65 or 13.5% during 1997, from 482 at year-end 1996 to 547 at year-end 1997. The increase is due primarily to opening three de novo offices during late 1996 and early 1997 (Cypress Station, Upper Kirby and Fountainview), the addition of personnel devoted to resolving year 2000 issues, the addition of loan officers and lending assistants, as well as central personnel required as a result of growth in loans and deposits, as well as the bank acquisitions.

Occupancy expense in the commercial banking segment totaled $7.2 million in 1998, an increase of $1.2 million or 19.5% over $6.0 million in 1997. This increase is due to the opening of the two de novo offices during 1998 as well as leasing additional space for the new cash management, brokerage services, trust administration and call center areas, as well as for portions of the central departments which have now outgrown the original central location. Occupancy expense totaled $6.0 million in 1997 as compared to $5.8 million in 1996, an increase of $235 thousand, or 4%. This increase was due to the addition of the three de novo offices in late 1996 and early 1997.

Technology expenses in 1998 totaled $4.3 million, an increase of $1.1 million or 35.2% over $3.2 million in 1997. This increase is due to Year 2000 readiness initiatives, perpetual improvements and upgrades to the core and ancillary data processing and operational systems, as well as costs associated with the acquisition of Humble and Hometown. In 1997, technology costs included non-recurring expenditures associated with the acquisition of First Houston. Technology expenses in 1997 totaled $3.2 million, an increase of $1.4 million or 74.4% over $1.8 million in 1996. The Bank underwent a major core data processing system conversion during 1997 to better position itself for serving its expanding customer base. The acquisition of First Houston required significant data processing expenditures.

Minority interest expense in 1998 of $3.0 million increased $1.5 million or 95.7% over $1.5 million in 1997. In June 1997, the Company issued, through a wholly owned subsidiary, $28,750,000 in 9.28% Cumulative Trust Preferred Securities that mature in 2027. Interest on these securities is classified as minority interest expense. Also, in 1998, minority interest expense was recorded to reflect the 20 percent interest in SCMC that the Company did not own. There was no minority interest in 1996.

Other expenses in the commercial banking segment totaled $10.7 million in 1998, an increase of $578 thousand or 5.7%, from $10.1 million in 1997. This increase is due to the overall growth in the Company's loan and deposit portfolio as well as the opening of two new de novo offices. Other expenses totaled $10.1 million in

1997, an increase of $3.7 million, or 56.6% over $6.5 million in 1996. The increases were a result of the opening of three additional banking offices during late 1996 and early 1997, the acquisition of First Houston, and an increased marketing effort.

INCOME TAXES

The Company provided $8.4 million for federal income taxes for 1998, $7.0 million for 1997, and $5.5 million for 1996. The effective tax rates for 1998, 1997, and 1996 were 32.7%, 33.3%, and 31.1%, respectively.

FINANCIAL CONDITION

LOANS HELD FOR INVESTMENT

At December 31, 1998, loans held for investment totaled $862.0 million, an increase of $118.6 million or 16.0% over loans at December 31, 1997 of $743.4 million.

At December 31, 1998, total loans were 75.7% of deposits and 66.9% of total assets. At December 31, 1997, total loans were 71.3% of deposits and 61.9% of total assets.

The following table summarizes the loan portfolio of the Bank by type of loan as of December 31, excluding loans held for sale (in thousands):


                                     1998                 1997                 1996                 1995                 1994
                             ------------------   ------------------   ------------------   ------------------   ------------------
                              Amount       %       Amount       %       Amount       %       Amount       %       Amount       %
                             --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
Commercial, financial
  and industrial:
      US addressees          $315,936     36.7%   $285,158     38.3%   $212,145     36.5%   $170,508     35.4%   $146,864     36.5%
      Non-US addressees         4,047      0.5%        771      0.1%      1,353      0.2%      3,108      0.6%        957      0.2%
Real estate mortgage:
    Commercial                240,871     27.9%    206,465     27.8%    155,822     26.8%    145,426     30.2%    124,030     30.7%
    Residential               110,114     12.8%     91,869     12.4%     70,708     12.2%     50,559     10.5%     46,738     11.6%
Real estate construction       88,042     10.2%     65,273      8.8%     50,968      8.8%     39,107      8.1%     24,734      6.1%
Consumer                      102,950     11.9%     93,829     12.6%     90,022     15.5%     73,474     15.2%     60,295     14.9%
                             --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
                             $861,960    100.0%   $743,365    100.0%   $581,018    100.0%   $482,182    100.0%   $403,618    100.0%
                             ========   =======   ========   =======   ========   =======   ========   =======   ========   =======



The primary lending focus of the Bank is on commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300,000 to $30 million. Typically, the Bank's customers have financing requirements between $100,000 and $500,000. The primary lending focus of the Bank has been on commercial loans and owner-occupied real estate loans to local businesses. Although the Bank's legal lending limit was $13.7 million at December 31, 1998, the Bank has not maintained exposure greater than $7.0 million on any relationship.

The Bank makes commercial loans primarily to small and medium-sized businesses and to professionals. The Bank offers a variety of commercial loan products including revolving lines of credit, letters of credit, working capital loans, and loans to finance accounts receivable, inventory and equipment. Typically, the Bank's commercial loans have floating rates of interest, are for varying terms (generally not exceeding three years), are personally guaranteed by the business owner and are secured by accounts receivable, inventory and/or other business assets. In addition to the commercial loans secured solely by non-real estate business assets, the Bank makes commercial loans that are secured by owner-occupied real estate, as well as other business assets.

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

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other relationships with the Bank. In addition, the Bank began issuing consumer credit cards through the Visa and MasterCard systems during 1995. These cards are primarily issued to customers who have other relationships with the Bank and excellent credit histories. As of December 31, 1998 and 1997, the Bank had outstanding credit card balances of $4.9 million and $3.2 million, respectively.

The recent downturn in the oil industry is expected to have a minimal impact on the Company since loans to oil producers and companies primarily dependent on the upstream oil industry represent less than 2 percent of the Company's loan portfolio. Additionally, the Houston economy is much more diversified than it was 10 years ago and, consequently, our customer base is better able to adapt to changes in oil prices.

The Bank seeks to compete effectively in its chosen markets by consistent application of its business strategy. See further discussion of "BUSINESS - Supercommunity Bank Strategy" and "BUSINESS - Competition".

As of December 31, 1998, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

LOANS HELD FOR SALE

Loans held for sale of $84.9 million at December 31, 1998 increased from $70.2 million at December 31, 1997. Approximately $9.7 million of these loans are comprised of student loans. The remainder are mortgage loans originated by SCMC that are held for sale. These loans are typically sold to investors within one month of origination.

RISK ELEMENTS

Nonperforming, past due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. The Bank receives on an ongoing basis updated appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.

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

The Bank had no material foreign loans outstanding or loan concentrations for the years ended December 31, 1994 through 1998. The Bank, however, continues to monitor the potential risk of foreign borrowers and concentrations of credit.

The following table presents information regarding non-performing loans and assets as of December 31, 1994 through 1998 (in thousands):

                                               1998           1997           1996          1995         1994
                                            ----------     ----------     ----------     --------     --------
Nonaccrual loans                            $    4,048     $    4,226     $    2,817     $  3,250     $  2,392
Restructured loans                                 312            217             45          121          142
Accruing loans past due 90 days or more            621            486            371          619          497
                                            ----------     ----------     ----------     --------     --------
Total nonperforming loans                        4,981          4,929          3,233        3,990        3,031
Real estate acquired by foreclosure              1,593            967          2,614        2,260        2,207
Other repossessed assets                           356            536            355           29           13
                                            ----------     ----------     ----------     --------     --------
Total nonperforming assets                  $    6,930     $    6,432     $    6,202     $  6,279     $  5,251
                                            ==========     ==========     ==========     ========     ========

Nonperforming loans to total loans                0.53%          0.61%          0.52%        0.81%        0.74%
Nonperforming assets to total assets              0.49%          0.49%          0.60%        0.72%        0.69%

Potential problem loans                     $   19,700     $   13,524     $   15,144     $ 13,573        N/A
                                            ==========     ==========     ==========     ========     ========

Total loans                                 $  946,815     $  813,558     $  621,987     $490,264     $408,929
                                            ==========     ==========     ==========     ========     ========
Total assets                                $1,416,312     $1,313,843     $1,038,535     $867,527     $762,212
                                            ==========     ==========     ==========     ========     ========


ALLOWANCE FOR CREDIT LOSSES

The Bank has several systems in place to assist in maintaining the overall quality of its loan portfolios. The Bank has established underwriting guidelines to be followed by its bank offices. The Bank also monitors its delinquency levels for any negative or adverse trends and particularly monitors credits which have total exposure of $50,000 or more. However, there can be no assurance that the Bank's loan portfolios will not become subject to increasing pressures from deteriorating borrower creditworthiness due to general economic conditions.

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

The Bank follows a loan review program to evaluate the credit risk in the commercial loan portfolio for substantially all commercial loans and real estate loans. Through the loan review process, the Bank maintains an internally classified loan list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolios and the adequacy of the allowance for credit losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt.

Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as "loss" are those loans that are in the process of being charged off.

At December 31, 1998, substandard loans totaled $21.6 million, of which $4.3 million were loans designated as delinquent or nonaccrual; and doubtful loans totaled $1.1 million of which $612 thousand were designated as delinquent or nonaccrual.

In addition to the internally classified loan list and delinquency list of loans, the Bank maintains a separate "watch list" which further aids the Bank in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Bank reviews these loans to assist in assessing the adequacy of the allowance for credit losses. As of December 31, 1998 and 1997, none of the watch list loans were designated as delinquent and there were none on nonaccrual. Approximately 99% of the loans on the watch list are current and paying in accordance with loan terms as of December 31, 1998. As of December 31, 1998, watch list loans totaled $27.7 million.

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

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data (in thousands):

                                                                     Year Ended December 31,
                                                  ------------------------------------------------------------
                                                    1998         1997         1996         1995         1994
                                                  --------     --------     --------     --------     --------
Average loans outstanding                         $884,490     $700,011     $547,679     $446,256     $378,026
                                                  ========     ========     ========     ========     ========
Loans outstanding at period end                   $946,815     $813,558     $621,987     $490,264     $408,929
                                                  ========     ========     ========     ========     ========

Allowance for credit losses at January 1          $  7,882     $  7,472     $  6,823     $  6,602     $  5,830

Charge-offs:
  Commercial, financial, and industrial              2,686        1,834        1,468        1,132        1,063
  Real estate, mortgage and construction               479          119          139           16          117
  Installment                                        1,005        1,251          674          250          277
                                                  --------     --------     --------     --------     --------
    Total charge-offs                                4,170        3,204        2,281        1,398        1,457
Recoveries:
  Commercial, financial, and industrial                189          232          299          196          545
  Real estate, mortgage and construction               118           27           38           16          297
  Installment                                          259          179          136          175           51
                                                  --------     --------     --------     --------     --------
    Total recoveries                                   566          438          473          387          893
                                                  --------     --------     --------     --------     --------
Net charge-offs                                      3,604        2,766        1,808        1,011          564

Provision for credit losses                          5,892        3,176        2,457        1,232        1,336
                                                  --------     --------     --------     --------     --------
Allowance for credit losses at December 31        $ 10,170     $  7,882     $  7,472     $  6,823     $  6,602
                                                  ========     ========     ========     ========     ========

Ratios:
  Allowance to average loans                          1.15%        1.13%        1.36%        1.53%        1.75%
  Allowance to period end loans                       1.07%        0.97%        1.20%        1.39%        1.61%
  Net charge-offs to average loans                    0.41%        0.40%        0.33%        0.23%        0.15%
  Allowance to period-end nonperforming loans       204.18%      159.91%      231.12%      171.00%      217.82%


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


                                                                     Year Ended December 31,
                             ------------------------------------------------------------------------------------------------------
                                     1998                 1997                 1996                 1995                 1994
                             ------------------   ------------------   ------------------   ------------------   ------------------
Balance of allowance                      % of                 % of                 % of                 % of                 % of
  for credit losses at end               Allow-               Allow-               Allow-               Allow-               Allow-
  of period applicable to:    Amount      ance     Amount      ance     Amount      ance     Amount      ance     Amount      ance
                             --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                         (In thousands)

Commercial, financial
  and industrial             $  3,356       33%   $  1,727       22%   $  2,118       28%   $  1,386       20%   $  1,855       28%
Real estate - mortgage          1,142       11%        242        3%        282        4%      1,091       16%        997       15%
Real estate - construction        335        3%        266        3%        203        3%        -          0%        121        2%
Consumer                          679        7%        596        8%        480        6%        230        3%         61        1%
Unallocated                     4,658       46%      5,051       64%      4,389       59%      4,116       61%      3,568       54%
                             --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
                             $ 10,170    100.0%   $  7,882    100.0%   $  7,472    100.0%   $  6,823    100.0%   $  6,602    100.0%
                             ========   =======   ========   =======   ========   =======   ========   =======   ========   =======

SECURITIES

The following table summarizes the book value of securities held by the Bank as of the dates shown. See Note D to the Company's consolidated financial statements for information relating to fair values and details of held-to-maturity and available-for-sale securities portfolios.


                                                                 Year Ended December 31,
                                          -------------------------------------------------------------------
                                            1998         %          1997         %          1996         %
                                          --------     ------     --------     ------     --------     ------
                                                                      (In thousands)
U.S Treasury securities and
  obligations of U.S. government
  agencies                                $107,457      44.5%     $179,402      60.3%     $133,330      58.8%
Obligations of states and political
  subdivisions                              52,061      21.6%       23,134       7.8%       23,586      10.4%
Mortgage-backed securities and
  collateralized mortgage obligations       62,790      26.0%       88,887      29.9%       65,752      29.0%
Other securities                            19,149       7.9%        5,856       2.0%        4,180       1.8%
                                          -------------------------------------------------------------------
                                          $241,457     100.0%     $297,279     100.0%     $226,848     100.0%
                                          ===================================================================

At December 31, 1998, securities of $241.5 million had decreased $55.8 million from $297.3 million at December 31, 1997, as the Bank invested proceeds of maturing investments into short-term investments in other financial institutions, securities purchased with an agreement to resell and loans held for sale. At December 31, 1998 and 1997, securities represented 19.3% and 26.0% of total deposits and 17.0% and 22.6% of total assets, respectively.

The yield on the Bank's securities portfolio at December 31, 1998, was 5.84% and the weighted-average life of the portfolio was approximately 4.4 years. The yield on the Bank's securities portfolio at December 31, 1997, was 6.2% and the weighted-average life of the portfolio was approximately 4.3 years.

The maturity distribution and weighted average yield of the Bank's debt security portfolio as of December 31, 1998, are summarized in the following table (in thousands).


                               Due * 1 Year          Due 1-5 Years          Due 5-10 Years        Due ** 10 Years        Total
                            ------------------     ------------------     ------------------     ------------------     --------
                             Amount      Yield      Amount      Yield      Amount      Yield      Amount      Yield
                            --------     -----     --------     -----     --------     -----     --------     -----
U.S. Treasury
  securities and
  obligations of
  U.S. government
  agencies                  $ 12,040     6.08%     $ 89,891     5.96%     $  4,170     7.02%     $  1,357     7.69%     $107,458
Obligations of
  state and political
  subdivisions                 2,412     7.04%       16,519     6.78%       30,920     6.88%        2,209     7.95%       52,060
Mortgage-backed
  securities and
  collateralized
  mortgage obligations           701     5.48%        7,765     6.35%        7,769     5.92%       46,555     6.46%       62,790
                            --------     -----     --------     -----     --------     -----     --------     -----     --------
                            $ 15,153     6.21%     $114,175     6.11%     $ 42,859     6.72%     $ 50,121     6.56%     $222,308
                            ========     =====     ========     =====     ========     =====     ========     =====     ========

   *   Less than
   **  More than

DEPOSITS

The Bank's lending and investing activities are funded almost entirely by core deposits, approximately 76.2% of which are demand and savings deposits. Noninterest-bearing deposits for 1998 were $446.0 million as compared to $383.3 million for 1997, an increase of $62.7 million or 16.4% over 1997. Deposits grew due to a combination of same location growth and the opening of four new locations in 1997 and 1998. Approximately 35.6% of deposits at December 31, 1998 were noninterest bearing as compared to 33.6% at December 31, 1997. The Bank does not accept brokered deposits.

The Bank's average total deposits for 1998 were $1.2 billion, or $168.3 million and 16.5% over average total deposits during 1997 that were $1.0 billion. The Bank's total deposits at December 31, 1998, were $1.3 billion, up $110.3 million or 9.7% over total deposits of $1.1 billion at year-end 1997. Deposit growth continues to be concentrated primarily in core deposits, consisting of all deposits other than retail and public fund certificates of deposit in excess of $100,000.

The average balances and weighted average rates paid on deposits for each of the years ended December 31, 1998, 1997, and 1996 are presented below (in thousands):

                                                          1998                       1997                       1996
                                                 ----------------------     ----------------------     ----------------------
                                                  Average      Average       Average      Average       Average      Average
                                                  Balance        Rate        Balance        Rate        Balance        Rate
                                                 ----------    --------     ----------    --------     ----------    --------
Noninterest-bearing demand deposits              $  395,589                 $  315,667                 $  249,928
Interest-bearing demand and savings deposits        511,579       2.82%        470,668       3.06%        381,104       2.97%
Time deposits                                       282,817       5.12%        235,354       5.11%        200,330       5.01%
                                                 ----------    --------     ----------    --------     ----------    --------
                                                 $1,189,985       2.43%     $1,021,689       2.59%     $  831,362       2.57%
                                                 ==========    ========     ==========    ========     ==========    ========

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

The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity. The interest rate scenarios presented in the table include interest rates at December 31, 1998 and as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at fiscal year end will remain constant over the measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.



                                            Impact on:
                                   -----------------------------
                                    1999 Net       Market Value
                Change in           Interest       of Portfolio
               Interest Rates        Income           Equity
              ----------------     ----------     --------------
                   +200              15.07%            0.25%
                   +100               7.61             0.42
                      0               0.00             0.00
                   -100              -7.73            -1.31
                   -200             -15.42            -3.36


An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments.
Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect adversely net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. When analyzing its GAP position, the Company emphasizes the next twelve-month period.

The following table sets forth the expected maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities as of December 31, 1998:


                                                0-90         90-365         1-3           3-5          Over
                                                Days          Days         Years         Years        5 Years         Total
                                             ---------     ---------     ---------     ---------     ---------     -----------
                                                          (In thousands, except for data expressed in percentages)

Interest earning assets:

Cash and cash equivalents                    $  45,745     $     -       $     -       $     -       $     -       $    45,745
Securities purchased under
  agreements to resell                          32,992           -             -             -             -            32,992
Deposits in other financial institutions           500           100           -             -             -               600
Securities                                      34,833        15,629        66,766        70,355        53,874         241,457
Loans                                          437,277       105,355       157,316       197,697        49,170         946,815
                                             ---------     ---------     ---------     ---------     ---------     -----------
  Total interest earning assets                551,347       121,084       224,082       268,052       103,044       1,267,609

Interest bearing liabilities:
Demand and savings deposits                    507,729           -             -             -             -           507,729
Certificates of deposit and
  other time deposits                          119,784       136,574        34,000         7,602           -           297,960
Other borrowed funds                            13,428           -             -             -             -            13,428
ESOP indebtedness                                  -             147            39           -             -               186
                                             ---------     ---------     ---------     ---------     ---------     -----------
  Total interest bearing liabilities           640,941       136,721        34,039         7,602           -           819,303
                                             ---------     ---------     ---------     ---------     ---------     -----------
Period GAP                                   $ (89,594)    $ (15,637)    $ 190,043     $ 260,450     $ 103,044     $   448,306
                                             =========     =========     =========     =========     =========     ===========
Cumulative GAP                               $ (89,594)    $(105,231)    $  84,812     $ 345,262     $ 448,306
                                             =========     =========     =========     =========     =========

Period GAP to total assets                       (6.33%)       (1.10%)       13.42%        18.39%         7.28%
                                             =========     =========     =========     =========     =========
Cumulative GAP to total assets                   (6.33%)       (7.43%)        5.99%        24.38%        31.65%
                                             =========     =========     =========     =========     =========


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

CAPITAL RESOURCES

At December 31, 1998, shareholders' equity totaled $111.5 million or 7.9% of total assets, as compared to $89.4 million and 6.8% of total assets at December 31, 1997.

Regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks will be evaluated in terms of capital adequacy. These guidelines relate a banking company's capital to the risk profile of its assets. Tier 1 capital includes common shareholders' equity, minority interest in consolidated subsidiaries, and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the reserves for credit losses.

Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted assets. See Note S to the Company's consolidated financial statements for further discussion of the Company's and the Bank's regulatory capital requirements.

The Bank's capital levels at December 31, 1998 and 1997 qualify it as "well-capitalized," the highest of five tiers under applicable regulatory definitions.

CONTINGENCIES AND UNCERTAINTIES--YEAR 2000

The Company developed and commenced implementation of a comprehensive plan in April 1997 to ensure that its operational and financial systems will not be adversely affected by Year 2000 software programming errors. In October 1995, a three-year technology plan was approved jointly by the boards of directors of the Company and the Bank, prior to formal adoption of the Year 2000 plan. The technology plan represented a comprehensive program to reengineer and redesign the Bank's entire information systems, telecommunications and technology infrastructure. Pursuant to this plan, the Company spent more than $3 million during 1996 and 1997 to upgrade its core data processing, network communications, and teller systems. As part of the selection process for new systems and software applications, each system and application upgrade was evaluated for Year 2000 compliance. The Company estimates 1999 costs related to Year 2000 readiness at $500 thousand.

Implementation of the Company's Year 2000 Plan has been actively managed by the Company and regularly supervised by the banking regulatory authorities. A Year 2000 project management team has been working to ensure Year 2000 readiness, with representation from all functional and operational areas of the Bank. Four full-time employees have been dedicated to the project team with the requisite level of experience and knowledge to ensure that all mission critical applications are Year 2000 compliant. In addition, experienced consultants have been retained to assist in the assessment of Year 2000 risks to the Bank's loan portfolio and overall asset quality. The boards of directors of the Company and the Bank are cognizant of the Year 2000 business risk, have formally reviewed and approved the Year 2000 plan, and have committed the necessary resources for successful completion of the project. Senior management is thoroughly involved in the Year 2000 compliance effort and has closely monitored the effort. Regular status reports have been furnished to the boards of directors. All employees have been required to attend training programs regarding the Year 2000 issue and the Company's plan.

The Year 2000 project team has conducted a complete inventory of all systems, applications and lines of business to assess and prioritize the potential risks of any Year 2000 errors to the integrity of the Bank's systems and applications, the accuracy of data and critical information, and the operational stability of all management information systems and bank office environments. Based upon the risk priorities identified through the inventory and assessment phase, the Company has tested all mission critical applications, with all untested systems being tested prior to June 30, 1999. As part of the testing process, the Company constructed a stand alone network to safely test all networked systems and applications. All mission critical applications or systems were deemed through the testing and validation phases to be Year 2000 compliant but will be retested throughout 1999.

The significant possible Year 2000 risks of the Company include (1) the inability to process checks through the normal payment system, (2) the inability to post customer accounts or calculate interest accruals properly, (3) liquidity risks arising from customers' possible fears about Year 2000 problems, (4) loan losses arising from the business impact of bank customers not being adequately prepared, and (5) business interruption from vendors who are not adequately prepared. The Company does not expect any of these risks to be probable of having an adverse impact on its operations but has nevertheless developed contingency plans to address these possibilities.

For the computer systems and facilities that it has determined to be most critical, the Company expects to complete development, test, and adopt business contingency plans by June 30, 1999. These plans will conform to recently issued guidance from the FFIEC on business contingency planning for Year 2000 readiness. Contingency plans will include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a Year 2000 related failure.

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

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART - III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "ELECTION OF DIRECTORS" of the Company's Proxy Statement dated March 24, 1999, relating to the 1999 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

The information set forth under the caption "EXECUTIVE COMPENSATION" of the Company's Proxy Statement dated March 24, 1999, relating to the 1999 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Company by its directors and executive officers set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Company's Proxy Statement dated March 24, 1999, relating to the 1999 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "CERTAIN TRANSACTIONS" of the Company's Proxy Statement dated March 24, 1999, relating to the 1999 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

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

(a)(2) No financial statement schedules are required to be filed as a part of this report

(b)       Reports on Form 8-K

          The following report on Form 8-K was filed during the quarter ended December 31, 1998:

          On November 23, 1998, the Company filed a Form 8-K to report that it had completed the acquisition of Hometown Bancshares, Inc., a Texas corporation and a registered bank holding company ("Hometown") pursuant to the Agreement and Plan of Merger dated as of June 12, 1998, as amended, among the Company, Sterling Bancorporation, Inc. ("Bancorporation"), a wholly owned subsidiary of Sterling, and Hometown, whereby Hometown merged with and into Bancorporation with Bancorporation as the surviving entity.

(c)       Exhibits

2.1 Merger Agreement dated as of October 21, 1993, between the Company and Guardian Bancshares, Inc. [Incorporated by reference to Exhibit 2(a) of the Company's Registration Statement on Form S-4 (File
          No. 33-71660)]

2.2 Amendment No. 1 dated as of January 26, 1994, to the Merger Agreement dated as of October 21, 1993, between the Company and Guardian Bancshares, Inc. [Incorporated by reference to Exhibit 2(b) of the Company's Registration Statement on Form S-4 (File No. 33-71660)]

2.3 Stock Purchase Agreement dated as of September 10, 1993, among the Company, Sterling Bancorporation, Inc., Enterprise Bank--Houston, and the Shareholder Representatives of Enterprise Bank--Houston, Inc. [Incorporated by reference to Exhibit 2(c) of the Company's Registration Statement on Form S-4 (File No. 33-71660)]

2.4 Agreement and Plan of Merger dated as of March 18, 1997, by and among the Company, Sterling Bancorporation, Inc. and First Houston Bancshares, Inc. [Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-28153)]

2.5 Agreement and Plan of Consolidation dated as of February 17, 1998, by and between the Company and Humble National Bank [Incorporated by reference to the Company's Current Report on Form 8-K filed on February 27, 1998 (File No. 000-20750)]

2.6* Agreement and Plan of Merger dated as of June 12, 1998 among the Company, Sterling Bancorporation, and Hometown Bancshares, Inc., as amended.

3.1* Restated and Amended Articles of Incorporation of the Company, as amended.

3.2       Restated By-Laws of the Company [Incorporated by reference to Exhibit
          4.2 of the Company's Registration Statement on Form S-8, effective November 25, 1996 (File No. 333-16719)]

4.1 Form of Indenture to be dated as of June 6, 1997 [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

4.2 Form of Junior Subordinated Debenture [Included as an exhibit to the Form of Indenture that is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

4.3 Form of Trust Preferred Securities Guarantee Agreement of the Company [Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

10.1** 1994 Incentive Stock Option Plan of the Company [Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.2 1994 Employee Stock Purchase Plan of the Company [Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.3** 1984 Incentive Stock Option Plan of the Company [Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476)]

10.4** Settlement and Release Agreement dated October 2, 1995, between the Company and C. Frank Kurtin [Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

10.5** Consulting Contract dated October 2, 1995, between Sterling Bancshares, Inc., and C. Frank Kurtin [Incorporated by reference to
          Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

10.6** 1995 Non-Employee Director Stock Compensation Plan [Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (File No. 333-16719)]

21*       Subsidiaries of the Company

23.1*     Consent of Deloitte & Touche LLP, Independent Auditors

27.1 to   Financial Data Schedules [The required Financial Data Schedules have
27.9* been included as Exhibits 27.1 to 27.9 of the Form 10-K filed electronically with the Securities and Exchange Commission]



*   As filed herewith.

**  Management Compensation Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            STERLING BANCSHARES, INC.


                                            by  /s/ George Martinez
                                              --------------------
DATE:  March 24, 1999                       George Martinez,
                                            Chairman and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 24th day of March, 1999.




SIGNATURE                     TITLE                        SIGNATURE                     TITLE
---------                     -----                        ---------                     -----

/s/ George Martinez           Chairman and Director        /s/ James J. Kearney          Director
-------------------------                                  -------------------------
George Martinez                                            James J. Kearney


/s/ J. Downey Bridgwater      President and Director       /s/ Russell Orr               Director
-------------------------                                  -------------------------
J. Downey Bridgwater                                       Russell Orr


/s/ John H. Buck              Director                     /s/ Christian A. Rasch        Director
-------------------------                                  -------------------------
John H. Buck                                               Christian A. Rasch


/s/ James M. Clepper          Director                     /s/ Steven F. Retzloff        Director
-------------------------                                  -------------------------
James M. Clepper                                           Steven F. Retzloff


/s/ Walter P. Gibbs, Jr.      Director                     /s/ Raimundo Riojas           Director
-------------------------                                  -------------------------
Walter P. Gibbs, Jr.                                       Raimundo Riojas


/s/ Bruce J. Harper           Director                     /s/ Cuba Wadlington, Jr.      Director
-------------------------                                  -------------------------
Bruce J. Harper                                            Cuba Wadlington, Jr.


/s/ Glenn H. Johnson          Director
-------------------------
Glenn H. Johnson


STERLING BANCSHARES, INC.

TABLE OF CONTENTS
----------------------------------------------------------------------------
                                                                        PAGE
INDEPENDENT AUDITORS' REPORT                                             34

CONSOLIDATED FINANCIAL STATEMENTS:
  Balance Sheets                                                         35
  Statements of Income                                                   36
  Statements of Shareholders' Equity                                     37
  Statements of Cash Flows                                               39
  Notes to Consolidated Financial Statements                             40

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
 Sterling Bancshares, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Sterling Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Houston, Texas
March 12, 1999

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(In thousands, except share amounts)
--------------------------------------------------------------------------------
ASSETS                                                     1998         1997
                                                       ----------    ----------
Cash and cash equivalents (Note C)                     $  136,089    $  138,887
Interest-bearing deposits in financial
 institutions                                                 600           409
Securities purchased with an agreement to resell           32,992        15,496
Available-for-sale securities, at fair value
 (amortized cost of $89,721 and $94,755 at
 December 31, 1998 and 1997, respectively) (Note D)        90,336        94,811
Held-to-maturity securities, at amortized cost
 (fair value of $154,521 and $204,609 at
 December 31, 1998 and 1997, respectively) (Note D)       151,121       202,468
Investment in Sterling Capital Mortgage Company                 -         2,510
Loans held for sale (Note E)                               84,855        70,193

Loans held for investment (Notes E and F)                 861,960       743,365
Allowance for credit losses (Note G)                      (10,170)       (7,882)
                                                       ----------    ----------
  Loans, net                                              851,790       735,483

Accrued interest receivable                                 8,311         8,316
Real estate acquired by foreclosure                         1,593           967
Premises and equipment, net (Note H)                       36,539        34,482
Goodwill, net                                               5,888         1,518
Other assets                                               16,198         8,303
                                                       ----------    ----------
TOTAL ASSETS                                           $1,415,312    $1,313,843
                                                       ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Demand deposits:
    Noninterest-bearing                                $  445,996    $  383,314
    Interest-bearing                                      507,729       500,299
  Certificates of deposit and other time
   deposits (Note I)                                      297,960       257,753
                                                       ----------    ----------
    Total deposits                                      1,251,685     1,141,366
  Other borrowed funds (Note J)                            13,428        45,169
  Accrued interest payable and other liabilities            9,806         8,877
  ESOP indebtedness (Note K)                                  186           321
                                                       ----------    ----------
     Total liabilities                                  1,275,105     1,195,733

COMMITMENTS AND CONTINGENCIES (Notes Q and R)

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
 PREFERRED SECURITIES OF SUBSIDIARY TRUST (Note L)         28,750        28,750

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY        948             -

SHAREHOLDERS' EQUITY (Notes N, O and S):
  Convertible Preferred stock, $1 par value;
   1,000,000 shares authorized, 137,000 and
   177,000 issued and outstanding at December 31,
   1998 and 1997, respectively                                137           177
  Common stock, $1 par value; 50,000,000 and
   30,000,000 shares authorized, 23,876,267
   and 22,875,000 issued and outstanding at
   December 31, 1998 and 1997, respectively                23,876        22,875
  Capital surplus                                          26,688        19,288
  Retained earnings                                        60,597        47,398
  ESOP indebtedness                                          (186)         (321)
  Accumulated other comprehensive income--net
   unrealized (gain) loss on available-for-sale
   securities, net of tax                                     397           (57)
                                                       ----------    ----------
    Total shareholders' equity                            111,509        89,360
                                                       ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,416,312    $1,313,843
                                                       ==========    ==========

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
(In thousands except per share amounts)
--------------------------------------------------------------------------------

                                                                        1998         1997         1996
                                                                      --------     --------     --------
Interest income:
  Loans, including fees                                               $ 82,910     $ 68,927     $ 54,099
  Securities:
    Taxable                                                             13,497       15,608       12,438
    Non-taxable                                                          1,644        1,179        1,176
  Federal funds sold and securities purchased under agreements
    to resell                                                            4,207        1,843        1,907
  Deposits in financial institutions                                       773        1,045          557
                                                                      --------     --------     --------
    Total interest income                                              103,031       88,602       70,177

Interest expense:
  Demand and savings deposits                                           14,404       14,402       11,318
  Certificates and other time deposits                                  14,470       12,016       10,035
  Other borrowed funds                                                     781          889          411
  Notes payable and ESOP indebtedness                                       26          174          438
                                                                      --------     --------     --------
    Total interest expense                                              29,681       27,481       22,202
                                                                      --------     --------     --------
Net interest income                                                     73,350       61,121       47,975

Provision for credit losses (Note G)                                     5,892        3,176        2,457
                                                                      --------     --------     --------
Net interest income after provision for credit losses                   67,458       57,945       45,518

Noninterest income:
  Customer service fees                                                  8,045        7,935        7,059
  Equity in earnings of Sterling Capital Mortgage Company                  495          320          316
  Gain on sale of mortgage loans                                         5,927          -            -
  Other                                                                  6,114        3,385        2,957
                                                                      --------     --------     --------
    Total noninterest income                                            20,581       11,640       10,332

Noninterest expense:
  Salaries and employee benefits (Note N)                               31,900       24,916       22,012
  Occupancy expense                                                      8,214        6,033        5,798
  Net losses and carrying costs of real estate acquired by
    foreclosure                                                            213          128          177
  FDIC assessment                                                          340          118            4
  Technology                                                             4,320        3,196        1,833
  Postage and delivery charges                                           1,304        1,050          952
  Supplies                                                               1,417          972          901
  Professional fees                                                      1,846        1,779        1,030
  Minority interest expense:
    Company-obligated mandatorily redeemable trust preferred
      securities of subsidiary trust (Note L)                            2,668        1,519          -
    Sterling Capital Mortgage Company                                      304          -            -
  Other                                                                  9,818        8,850        5,346
                                                                      --------     --------     --------
    Total noninterest expense                                           62,344       48,561       38,053
                                                                      --------     --------     --------

Income before income taxes                                              25,695       21,024       17,797

Provision for income taxes (Note M)                                      8,391        7,009        5,527
                                                                      --------     --------     --------
Net income                                                            $ 17,304     $ 14,015     $ 12,270
                                                                      ========     ========     ========
Earnings per share (Note P):
  Basic                                                               $   0.74     $   0.62     $   0.54
                                                                      ========     ========     ========
  Diluted                                                             $   0.71     $   0.59     $   0.52
                                                                      ========     ========     ========

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
(In thousands except share amounts)
--------------------------------------------------------------------------------


                                                                 Convertible
                                                               Preferred Stock           Common Stock
                                                            ---------------------    ---------------------
                                                             Shares       Amount      Shares      Amount
                                                            --------     --------    --------   ----------
BALANCE AT JANUARY 1, 1996                                       49       $   49      22,261     $ 22,261
  Net income
  Net change in unrealized gain (loss) on
    available-for-sale securities, net of tax

      Total comprehensive income

  Issuance of common stock (Note N)                                                      249          249
  Sale of preferred stock                                        39           39
  Cash dividends paid
  ESOP indebtedness repayments
                                                            --------     --------    --------   ----------
BALANCE AT DECEMBER 31, 1996                                     88           88      22,510       22,510
  Net income
  Net change in unrealized gain (loss) on
    available-for-sale securities, net of tax

      Total comprehensive income

  Issuance of common stock (Note N)                                                      368          368
  Redemption of common stock                                                              (3)          (3)
  Sale of preferred stock                                        89           89
  Cash dividends paid
  ESOP indebtedness repayments
                                                            --------     --------    --------   ----------
BALANCE AT DECEMBER 31, 1997                                    177          177      22,875       22,875
  Net income
  Net change in unrealized gain (loss) on
    available-for-sale securities, net of tax

      Total comprehensive income

  Issuance of common stock (Note N)                                                      360          360
  Common stock issued in exchange for an
    additional 40 percent interest in SCMC (Note B)                                      296          296
  Redemption of common stock                                                              (4)          (4)
  Sale of preferred stock                                        87           87
  Conversion of preferred stock to common stock                (127)        (127)        349          349
  Cash dividends paid
  ESOP indebtedness repayments
                                                            --------     --------    --------   ----------

BALANCE AT DECEMBER 31, 1998                                    137       $  137      23,876     $ 23,876
                                                            ========     ========    ========   ==========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------


                                             Accumulated Other
                                           Comprehensive Income-
                                            Net Unrealized Gain
                                         (Loss) on Available-for-     Total
 Capital     Retained       ESOP           Sale Securities,      Shareholders'
 Surplus     Earnings   Indebtedness          Net of Tax            Equity
---------   ---------   ------------   ------------------------  -------------

$  15,903   $  27,241    $    (551)            $    (243)          $  64,660
               12,270                                                 12,270

                                                      12                  12
                                                                 -------------
                                                                      12,282
                                                                 -------------
      442         (11)                                                   680
      536                                                                575
               (3,025)                                                (3,025)
                               108                                       108
---------   ---------   ------------   ------------------------  -------------
   16,881      36,475         (443)                 (231)             75,280

               14,015                                                 14,015

                                                     174                 174
                                                                 -------------
                                                                      14,189
                                                                 -------------
    1,288                                                              1,656
      (18)                                                               (21)
    1,137                                                              1,226
               (3,092)                                                (3,092)
                               122                                       122
---------   ---------   ------------   ------------------------  -------------
   19,288      47,398         (321)                  (57)             89,360

               17,304                                                 17,304

                                                     454                 454
                                                                 -------------
                                                                      17,758
                                                                 -------------
    2,031                                                              2,391

    4,333                                                              4,629
      (18)                                                               (22)
    1,276                                                              1,363
     (222)                                                               -
               (4,105)                                                (4,105)
                               135                                       135
---------   ---------   ------------   ------------------------  -------------

$  26,688    $ 60,597    $    (186)            $     397           $ 111,509
=========   =========   ============   ========================  =============

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
(In thousands)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                                    1998          1997          1996
                                                                                       ---------     ---------     ---------
  Net income                                                                           $  17,304     $  14,015     $  12,270
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization and accretion of premiums and discounts on securities, net                  246           416           676
    Provision for credit losses                                                            5,892         3,176         2,457
    Deferred income tax expense                                                             (893)         (264)         (616)
    Equity in undistributed earnings from Sterling Capital Mortgage Company                 (470)         (194)         (316)
    Gain on sale of assets                                                                (6,056)         (263)         (113)
    Depreciation and amortization                                                          5,691         4,155         3,128
    Write-down of real estate acquired by foreclosure                                         53           145            37
    Net loans originated or purchased for sale or resale                                  (8,735)      (29,224)      (31,437)
    (Increase) decrease in accrued interest receivable and other assets                   (3,346)       (4,253)          609
    Increase (decrease) in accrued interest payable and other liabilities                 (1,567)        1,114         2,772
                                                                                       ---------     ---------     ---------
      Net cash provided by (used in) operating activities                                  8,119       (11,177)      (10,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in securities purchased under agreements to resell                            (17,496)      (16,224)       (2,481)
  Proceeds from maturities and principal paydowns of held-to-maturity securities          81,709        28,117        32,663
  Purchases of held-to-maturity securities                                               (30,259)      (75,415)      (17,259)
  Proceeds from sale of available-for-sale securities                                        -             -          19,434
  Proceeds from maturities and principal paydowns of available-for-sale securities        68,425        54,091        54,027
  Purchases of available-for-sale securities                                             (63,599)      (77,381)      (72,850)
  Investment in Sterling Capital Mortgage Company                                            -             -          (2,000)
  Net increase in loans                                                                 (124,159)     (165,110)     (102,221)
  Proceeds from sale of real estate acquired by foreclosure                                1,580         2,193           418
  Net (increase) decrease in interest-bearing deposits in financial institutions            (191)         (387)        1,196
  Cash and cash equivalents acquired with Sterling Capital Mortgage Company                1,219           -             -
  Proceeds from sale of premises and equipment                                               820         1,151            85
  Purchase of premises and equipment                                                      (7,171)       (9,839)      (12,808)
                                                                                       ---------     ---------     ---------
      Net cash used in investing activities                                              (89,122)     (258,804)     (101,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                       110,319       195,707       171,493
  Net increase (decrease) in repurchase agreements and federal funds purchased           (31,741)       40,740        (8,332)
  Repayments of notes payable                                                                -          (4,055)       (1,855)
  Proceeds from issuance of common and preferred stock                                     3,754         2,882         1,255
  Redemption of common stock                                                                 (22)          (21)          -
  Issuance of company-obligated mandatorily redeemable trust preferred securities            -          28,750           -
  Payments of cash dividends                                                              (4,105)       (3,092)       (3,025)
                                                                                       ---------     ---------     ---------
      Net cash provided by financing activities                                           78,205       260,911       159,536
                                                                                       ---------     ---------     ---------

Net increase (decrease) in cash and cash equivalents                                      (2,798)       (9,070)       47,207
Cash and cash equivalents at beginning of year                                           138,887       147,957       100,750
                                                                                       ---------     ---------     ---------
Cash and cash equivalents at end of year                                               $ 136,089     $ 138,887     $ 147,957
                                                                                       =========     =========     =========

Supplemental information:
  Income taxes paid                                                                    $   8,598     $   7,788     $   5,581
                                                                                       =========     =========     =========
  Interest paid                                                                        $  29,865     $  26,999     $  21,878
                                                                                       =========     =========     =========
  Noncash investing and financing activities:
    Acquisition of real estate through foreclosure of collateral                       $   2,130     $     -       $   1,009
                                                                                       =========     =========     =========

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

   ORGANIZATION - Sterling Bancshares, Inc. (hereinafter, collectively with its subsidiaries (the "Company") headquartered in Houston, Texas, is a bank holding company that provides commercial and retail banking services in the Houston metropolitan area through the community banking offices of Sterling Bank, a banking association chartered under the laws of the State of Texas ("Sterling Bank"), and Clear Lake National Bank, a national banking association chartered under the laws of the United States ("Clear Lake National"). (Sterling Bank and Clear Lake National are collectively referred to as the "Bank"). Also, the Company provides mortgage banking services through its 80 percent ownership of Sterling Capital Mortgage Company ("SCMC").

   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES - The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry. A summary of significant accounting policies follows:

   BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Sterling Bancshares, Inc. and its subsidiaries. All material intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been restated to present the combined financial information of acquisitions accounted for using the pooling of interests method (see Note B).

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

   SECURITIES - Securities classified as held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets until their maturities. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law or statutory or regulatory requirements), these securities may be sold or transferred to another portfolio.

   Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported net of tax, as accumulated comprehensive income until realized. Securities within the available-for-sale portfolio may be used as part of the Company's asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

   Premiums and discounts are amortized and accreted to operations using the level-yield method of accounting, adjusted for prepayments as applicable. The specific identification method of accounting is used to compute gains or losses on the sales of these assets.

   INVESTMENT IN STERLING CAPITAL MORTGAGE COMPANY - In September 1996, the Company acquired a 40 percent equity and 44 percent voting interest in SCMC. On July 2, 1998, the Company acquired an additional 40 percent interest, increasing its total ownership to 80 percent. The consolidated income statements include the Company's 40 percent share of SCMC's equity earnings from the initial acquisition through July 1, 1998 using the equity method of accounting. Beginning July 2, 1998, SCMC's financial statements are fully consolidated with the Company's and the remaining 20 percent ownership is shown as minority interest.

   LOANS HELD FOR SALE - Loans originated and intended for sale in the secondary market are carried at the lower of cost or market value in the aggregate. Premiums, discounts and loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method.

   LOANS HELD FOR INVESTMENT - Loans held for investment are stated at the principal amount outstanding, net of unearned discount. Unearned discount relates principally to consumer installment loans. The related interest income for installment loans is recognized principally by the "sum of the months' digits" method, which records interest in proportion to the declining outstanding balances of the loans. This method approximates the interest method. For other loans, such income is recognized using the simple interest method.

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

   When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status and classified as impaired unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to evaluate the appropriateness of the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued and uncollected during the current year prior to the judgment of noncollectibility is charged to operations. Interest accrued and uncollected during prior periods is charged to the allowance for credit losses. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as a recovery of lost interest.

   Restructured loans are those loans for which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

   ALLOWANCE FOR CREDIT LOSSES - The allowance for credit losses is a valuation allowance for probable losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery.

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

   Management's judgment as to the level of probable losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amounts ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company's control.

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

   GOODWILL - Goodwill is amortized using the straight-line method over a period of 10 to 25 years. Management periodically performs an evaluation to determine whether any impairment of goodwill has occurred. If any such impairment is identified, a write-down of the goodwill is recorded.

   REAL ESTATE ACQUIRED BY FORECLOSURE - The Bank records real estate acquired by foreclosure at fair value less estimated costs to sell. Adjustments are made to reflect declines in value subsequent to acquisition, if any, below the recorded amounts. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.

   INCOME TAXES - Sterling Bancshares Inc. ("Bancshares") files a consolidated federal income tax return with its subsidiaries. Each computes income taxes as if it filed a separate return and remits to, or is reimbursed by, Bancshares based on the portion of taxes currently due or refundable.

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

   STOCK-BASED COMPENSATION - The Company accounts for stock-based employee compensation plans using the intrinsic value-based method of accounting as permitted and discloses pro forma information assuming the fair value-based method as prescribed by SFAS No. 123.

   PROFIT SHARING PLAN - The Company has a profit sharing plan that covers substantially all employees. Contributions are accrued and funded currently.

   STATEMENTS OF CASH FLOWS - For purposes of the statements of cash flows, cash and cash equivalents are defined as cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

   EARNINGS PER SHARE - The Company adopted SFAS No. 128, "Earnings per Share" in 1997. All previously reported EPS amounts have been restated and are not materially different from those amounts previously reported.

   Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares issuable upon conversion of preferred stock and issuable upon exercise of outstanding stock options.

   RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform to current year presentation. All reclassifications have been applied consistently for the periods presented.

   RECENT ACCOUNTING STANDARDS - Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of income, (2) the statement of shareholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners (changes in capital surplus) and distributions to owners (dividends). The Company has elected to report comprehensive income in the consolidated statements of shareholders' equity.

   Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to shareholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company has disclosed separately results of operations relating to the commercial banking and mortgage banking operating segments in Note T to the consolidated financial statements.

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Upon implementation of SFAS No. 133, securities classified as held-to-maturity may be redesignated as available-for-sale or trading. This statement is effective for periods beginning after June 15, 1999. The Company has no derivative instruments currently. Management believes the implementation of this pronouncement will not have a material effect on the Company's financial statements.

B.  ACQUISITIONS

   The following table shows transactions that have been accounted for using the pooling of interests method. The consolidated financial statements have been restated to present the combined financial information of the Company and the acquired entities. There were no material adjustments to the net assets of the acquired entities as a result of adopting the same accounting practices as the Company.

                                                            Shares of
                                                          Company Common     Total Assets at      Total Deposits at
         Acquired Entity            Acquisition Date       Stock Issued      Acquisition Date     Acquisition Date
         ---------------            ----------------      --------------     ----------------     -----------------
   First Houston Bancshares, Inc.   September 30, 1997       1,686,014          $135 million         $125 million
   Humble National Bank             June 30, 1998              855,000            54 million           49 million
   Hometown Bancshares, Inc.(1)     November 20, 1998        1,375,000            92 million           84 million

   (1) Hometown Bancshares, Inc. was the bank holding company for Clear Lake National.

   On July 2, 1998, the Company acquired an additional 40 percent of Sterling Capital Mortgage Company ("SCMC") in exchange for 296,287 shares of the Company's common stock valued at approximately $4.6 million. Subsequent to the transaction, the Company owned 80 percent of SCMC. The transaction has been accounted for as a purchase. This transaction resulted in $4.7 million in goodwill, which is being amortized over 20 years. The results of operations from SCMC are included in the consolidated statements of the Company beginning July 2, 1998. If the results of operations of SCMC had been included in consolidated income as though the acquisition of the additional 40 percent had occurred January 1, 1997, there would have been no material change in reported net income and earnings per share for 1998 and 1997.

   The following table reflects the results of operations of the Company as originally reported and the combined amounts after the 1998 acquisitions accounted for using the pooling of interests method:

                                                               Year ended December 31,
                                 ----------------------------------------------------------------------------------
                                                   1997                                     1996
                                 ----------------------------------------  -----------------------------------------
                                 Originally                                Originally
                                  Reported   Humble   Hometown   Restated   Reported    Humble   Hometown   Restated
                                 ----------  ------   --------   --------  ----------   ------   --------   --------
   Interest income                $79,268    $3,427    $5,907     $88,602    $62,171    $2,829    $5,177    $70,177
   Interest expense                24,785     1,046     1,650      27,481     19,807       849     1,546     22,202
                                  -------    ------    ------     -------    -------    ------    ------    -------
   Net interest income             54,483     2,381     4,257      61,121     42,364     1,980     3,631     47,975
   Provision for credit losses      2,945        96       135       3,176      2,343        18        96      2,457
                                  -------    ------    ------     -------    -------    ------    ------    -------
   Net interest income after
    provision for credit losses    51,538     2,285     4,122      57,945     40,021     1,962     3,535     45,518
   Noninterest income               9,739     1,173       728      11,640      8,598     1,002       732     10,332
   Noninterest expense             41,618     3,103     3,840      48,561     32,354     2,644     3,055     38,053
                                  -------    ------    ------     -------    -------    ------    ------    -------
   Net income before income
    taxes                          19,659       355     1,010      21,024     16,265       320     1,212     17,797
   Provision for income taxes       6,576        92       341       7,009      5,112         6       409      5,527
                                  -------    ------    ------     -------    -------    ------    ------    -------
   Net income                     $13,083    $  263    $  669     $14,015    $11,153    $  314    $  803    $12,270
                                  =======    ======    ======     =======    =======    ======    ======    =======

C.  CASH AND CASH EQUIVALENTS

   The Bank is required by the Board of Governors of the Federal Reserve System (the "FRB") to maintain average reserve balances. "Cash and cash equivalents" in the consolidated balance sheets includes amounts so restricted of approximately $5.1 million at December 31, 1998 and $2.5 million at December 31, 1997.

D. SECURITIES

   The amortized cost and fair value of securities are as follows (in thousands):


                                                                   December 31, 1998
                                                 ------------------------------------------------------
                                                                  Gross         Gross
                                                  Amortized     Unrealized    Unrealized
                                                    Cost          Gains         Losses       Fair Value
                                                 ----------     ----------    ----------     -----------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations
 of U.S. government agencies                     $ 45,303        $  543          $ 23          $ 45,823
Obligations of states and political
 subdivisions                                         784            34             -               818
Mortgage-backed securities                         24,485           111            50            24,546
Federal Home Loan Bank stock and other
 equity securities                                 19,149             -             -            19,149
                                                 --------        ------          ----          --------
Total                                            $ 89,721        $  688          $ 73          $ 90,336
                                                 ========        ======          ====          ========

HELD-TO-MATURITY
U.S. Treasury securities and obligations
 of U.S. government securities                   $ 61,634        $1,887          $ 49          $ 63,472
Obligations of states and political
 subdivisions                                      51,243         1,150             -            52,393
Mortgage-backed securities and
 collateralized mortgage obligations               38,244           625           213            38,656
                                                 --------        ------          ----          --------
Total                                            $151,121        $3,662          $262          $154,521
                                                 ========        ======          ====          ========



                                                                   December 31, 1997
                                                 ------------------------------------------------------
                                                                  Gross         Gross
                                                  Amortized     Unrealized    Unrealized
                                                    Cost          Gains         Losses       Fair Value
                                                 ----------     ----------    ----------     -----------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations
 of U.S. government agencies                     $ 56,943        $1,071         $1,053         $ 56,961
Obligations of states and political
 subdivisions                                         787            19             1               805
Mortgage-backed securities                         31,179           119            99            31,199
Federal Home Loan Bank stock and other
 equity securities                                  5,846             -             -             5,846
                                                 --------        ------         ------         --------
Total                                            $ 94,755        $1,209         $1,153         $ 94,811
                                                 ========        ======         ======         ========

HELD-TO-MATURITY
U.S. Treasury securities and obligations
 of U.S. government securities                   $122,441        $1,231         $  260         $123,412
Obligations of states and political
 subdivisions                                      22,329           496             46           22,779
Mortgage-backed securities and
 collateralized mortgage obligations               57,688           857            136           58,409
Other debt securities                                  10             -              1                9
                                                 --------        ------         ------         --------
Total                                            $202,468        $2,584         $  443         $204,609
                                                 ========        ======         ======         ========

The amortized cost and fair value of securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All amounts are shown in thousands.

                                             Held-to-Maturity           Available-for-Sale
                                          -----------------------     -----------------------
                                          Amortized                   Amortized
                                            Cost       Fair Value       Cost       Fair Value
                                          ---------    ----------     ---------    ----------
Due in one year or less                   $   7,406      $  7,444       $ 7,002       $ 7,046
Due after one year through five years        70,032        71,972        35,976        36,378
Due after five years through ten years       33,916        34,831         1,083         1,174
Due after ten years                           1,523         1,618         2,026         2,043
Mortgage-backed securities and
 collateralized mortgage obligations         38,244        38,656        24,485        24,546
FHLB stock and other equity securities            -             -        19,149        19,149
                                           --------      --------       -------       -------
                                           $151,121      $154,521       $89,721       $90,336
                                           ========      ========       =======       =======

The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 1998 or 1997.

Securities with carrying values totaling $149.2 million and fair values totaling $148.7 million at December 31, 1998 were pledged to secure public deposits and securities sold under repurchase agreements and for other purposes required or permitted by law.

E. LOANS

   The loan portfolio consists of various types of loans made principally to borrowers located in the Houston metropolitan area, and is classified by major type as follows (in thousands):

                                                    December 31,
                                               -----------------------
                                                 1998           1997
                                               --------       --------
   Commercial, financial and industial         $315,936       $285,158
   Real estate-commercial                       240,871        206,465
   Real estate-mortgage                         110,114         91,869
   Real estate-construction                      88,042         65,273
   Consumer                                     103,506         95,724
   Foreign commercial and industrial              4,047            771
   Less unearned discount                          (556)        (1,895)
                                               --------       --------
     Total loans held for investment            861,960        743,365
   Loans held for sale                           84,855         70,193
                                               --------       --------
       Total loans                             $946,815       $813,558
                                               ========       ========

   The recorded investment in impaired loans under SFAS No. 114 is approximately $23.1 million and $19.2 million, at December 31, 1998 and 1997, respectively. Under SFAS No. 114, such impaired loans required an allowance for credit losses of approximately $4.7 million and $3.4 million, respectively.

   The average recorded investment in impaired loans for the years ended December 31, 1998, 1997 and 1996 was $19.9 million, $15.9 million and $13.9 million, respectively. The Company recognized interest income on these impaired loans of $2.1 million, $1.8 million and $1.1 million in 1998, 1997 and 1996, respectively.

   Loan maturities and rate sensitivity of the loan portfolio, excluding real estate - mortgage, consumer and foreign loans and unearned discount, at December 31, 1998 are as follows (in thousands):

                                                                 Due After
                                                                 One Year
                                                 Due in One     Through Five    Due After
                                                Year or Less       Years        Five Years      Total
                                                ------------    ------------    ----------      -----
   Commercial, financial and industrial           $159,325        $148,875        $ 7,736     $315,936
   Real estate-commercial                           55,181         162,393         23,297      240,871
   Real estate-construction                         28,086          52,365          7,591       88,042
                                                  --------        --------        -------     --------
   Total                                          $242,592        $363,633        $38,624     $644,849
                                                  ========        ========        =======     ========

   Loans with a fixed interest rate               $ 68,240        $221,918        $23,732     $313,890
   Loans with a floating interest rate             174,352         141,715         14,892      330,959
                                                  --------        --------        -------     --------
   Total                                          $242,592        $363,633        $38,624     $644,849
                                                  ========        ========        =======     ========

   As of December 31, 1998 and 1997, loans outstanding to directors, officers and their affiliates were approximately $6,316,000 and $7,340,000, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

   An analysis of activity with respect to these related-party loans is as follows (in thousands):

                                                    Year Ended
                                                   December 31,
                                               -------------------
                                                 1998        1997
                                                 ----        ----
   Beginning balance                           $ 7,340     $ 6,688
   New loans and reclassified related loans      3,814       5,598
   Repayments                                   (4,838)     (4,946)
                                               -------     -------
   Ending balance                              $ 6,316     $ 7,340
                                               =======     =======

F. NONACCRUAL, PAST-DUE AND RESTRUCTURED LOANS

   The following table presents information relating to nonaccrual, past-due and restructured loans (in thousands):

                                                   December 31,
                                               -------------------
                                                 1998        1997
                                                 ----        ----
   Nonaccrual loans                            $ 4,048     $ 4,226
   Loans 90 days or more past due, not on
    nonaccrual status                              621         486
   Restructured loans, performing                  312         217
                                               -------     -------
                                               $ 4,981     $ 4,929
                                               =======     =======

G. ALLOWANCE FOR CREDIT LOSSES

   An analysis of activity in the allowance for credit losses is as follows (in thousands):

                                           Year Ended December 31,
                                        -----------------------------
                                          1998       1997       1996
                                          ----       ----       ----
   Balance at beginning of year         $ 7,882     $7,472     $6,823
     Provisions                           5,892      3,176      2,457
     Loans charged off                    4,170      3,204      2,281
     Loan recoveries                       (566)      (438)      (473)
                                        -------     ------     ------
       Net loans charged off              3,604      2,766      1,808
                                        -------     ------     ------
   Balance at end of year               $10,170     $7,882     $7,472
                                        =======     ======     ======

H. PREMISES AND EQUIPMENT

   Premises and equipment are summarized as follows (in thousands):

                                                   December 31,
                                           -----------------------------
                                                1998            1997
                                           --------------    -----------
       Land                                   $ 7,399         $ 7,392
       Buildings and improvements              25,714          24,387
       Furniture, fixtures and equipment       24,218          21,225
                                              -------         -------
                                               57,331          53,004
       Less accumulated depreciation
        and amortization                       20,792          18,522
                                              -------         -------
       Total                                  $36,539         $34,482
                                              =======         =======

I. DEPOSITS

   Included in certificates of deposit and other time deposits are certificates of deposit in amounts of $100,000 or more. The remaining maturities of these certificates are summarized as of December 31, 1998 as follows (in thousands):


              Three months or less                  $ 96,794
              Four through six months                 30,026
              Seven through twelve months             24,979
              Thereafter                              16,817
                                                    --------
                                                    $168,616
                                                    ========

   Interest expense for certificates of deposit in excess of $100,000 was approximately $7.2 million, $4.9 million, and $3.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   The Bank has no brokered deposits and there are no major concentrations of deposits.

J. OTHER BORROWED FUNDS

   Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows (dollars in thousands):

                                                       1998            1997
                                                     -------         -------
      Average balance during the year                $17,903         $18,750
      Average interest rate during the year             4.36%           4.74%
      Maximum month-end balance during the year      $20,089         $22,796
      Average interest rate at the end of the year      4.07%           4.73%

   The Bank has an available line of credit with the Federal Home Loan Bank of Dallas, which allows the Bank to borrow on a collateralized basis at a fixed term for a period generally not exceeding one week. At December 31, 1997, the Bank had $25,000,000, bearing an interest rate of 6.30%, borrowed under this line of credit, with a term of one week. This amount was repaid in January 1998.

K. NOTES PAYABLE AND ESOP INDEBTEDNESS

   Hometown Bancshares Employee Stock Ownership Plan and Trust ("ESOP") has a note payable to a lender with a balance of $186,000 and $321,000 as of December 31, 1998 and 1997, respectively. The proceeds of the loan were used to purchase shares of previously unissued common stock from Hometown Bancshares, Inc. Because the Bank guarantees repayment, the ESOP debt is recorded in the consolidated financial statements with an offsetting reduction to shareholders' equity for the outstanding balance of the debt. The debt is expected to be paid through discretionary contributions made by the Bank to the ESOP. The approximate amounts of maturities for the note payable are as follows: $147,000 in 1999 and $39,000 in 2000.

   In connection with bank acquisitions in 1993 and 1994, the Company entered into a loan agreement with a bank that committed $8,000,000. The Company repaid the loan in full during 1997. In February 1991, the Company sold $2,850,000 in senior debentures. All outstanding debentures were repaid during the year ended December 31, 1997.

L. TRUST PREFERRED SECURITIES

   In June 1997, the Company formed Sterling Bancshares Capital Trust I, a trust formed under the laws of the State of Delaware (the "Trust"). The Trust issued $28,750,000 of 9.28% Trust Preferred Securities and invested the proceeds thereof in the 9.28% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company. The Junior Subordinated Debentures will mature on June 6, 2027, which date may be shortened to a date not earlier than June 6, 2002 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The Trust Preferred Securities will be subject to mandatory redemption if the Junior Subordinated Debentures are repaid by the Company. The Junior Subordinated Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Trust Preferred Securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

M. INCOME TAXES

   The components of the provision for income taxes follow (in thousands):

                                        Year Ended December 31,
                                     ------------------------------
                                      1998         1997       1996
                                     ------       ------     ------
   Current expense                   $9,284       $7,273     $6,143
   Deferred benefit                    (893)        (264)      (616)
                                     ------       ------     ------
     Total                           $8,391       $7,009     $5,527
                                     ======       ======     ======

   The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate on operations as follows (in thousands):

                                        Year Ended December 31,
                                     ------------------------------
                                      1998         1997       1996
                                     ------       ------     ------
   Taxes calculated at statutory
    rate                             $8,993       $7,236     $6,081
   Increase (decrease) resulting
    from:
     Tax-exempt interest income        (596)        (368)      (421)
     Goodwill amortization              125          103        114
     Adjustments to valuation
      allowance                        (230)           -       (318)
     Other, net                          99           38         71
                                     ------       ------     ------
   Income tax expense                $8,391       $7,009     $5,527
                                     ======       ======     ======

   Significant deferred tax assets and liabilities at December 31, 1998 and 1997, were as follows (in thousands):

                                                   December 31,
                                              --------------------
                                               1998          1997
                                              ------        ------
   Deferred tax assets:
    Net unrealized loss on available-
     for-sale securities                      $    -        $   62
     Depreciable assets                          214           264
     Real estate acquired by foreclosure          99           114
     Allowance for credit losses               3,446         2,584
     Net operating loss carryforward             298           335
     Deferred compensation                       269           163
     Other                                        52           321
                                              ------        ------
      Total deferred tax assets                4,378         3,843

   Deferred tax liabilities:
    Net unrealized gains on available-
     for-sale securities                         215             -
    Earnings from Sterling Capital Mortgage
     Company                                     396           222
    Cash to accrual (for former First Houston
     Bancshares)                                 114           228
    Federal Home Loan Bank stock dividends       175           175
    Other                                        630             -
                                              ------        ------
     Total deferred tax liabilities            1,530           625
                                              ------        ------
   Net deferred tax assets before valuation
    allowance                                  2,848         3,218
   Valuation allowance                           262           492
                                              ------        ------
   Net deferred tax assets                    $2,586        $2,726
                                              ======        ======

N. EMPLOYEE BENEFITS

   PROFIT SHARING PLAN - The Company's profit sharing plan includes substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but generally equal up to 10% of the Company's pretax income, subject to IRS limitations. Employee contributions to 401(k) plan accounts are optional. Beginning in 1997, the Company matched 50 percent of the employee's contribution, up to 6 percent of the employee's base pay. Profit sharing contributions are accrued and funded currently. Total profit sharing expense for 1998, 1997 and 1996 was approximately $2,268,000, $1,702,000 and $1,711,000, respectively.

   STOCK-BASED COMPENSATION - During April 1994, the Company adopted the 1994 Stock Incentive Plan (the "Stock Plan"). The Stock Plan provides for a maximum of 2,000,000 shares of the Company's common stock to be issued. No options or performance shares may be granted after April 2004. Options are granted to officers and employees at exercise prices determined by the Compensation Committee of the Board of Directors. These options generally have exercise prices equal to the fair market value of the common stock at the date of grant and vest ratably over a four-year period. Options granted under the plan must be exercised not later than ten years from the date of grant. Stock grant awards may also be made under the Stock Plan with compensation expense recognized for any stock grant awards. A total of 1,400, 950, and 1,950 stock grants were awarded under the Stock Plan during 1998, 1997 and 1996, respectively.

   A summary of changes in outstanding options, as restated for stock splits, is as follows (in thousands):

                                                                     Year Ended December 31,
                                              ------------------------------------------------------------------
                                                      1998                   1997                    1996
                                              --------------------    ------------------       -----------------
                                                          Weighted              Weighted                Weighted
                                                           Average               Average                 Average
                                                Shares    Exercise     Shares   Exercise       Shares   Exercise
                                                (000s)     Price       (000s)     Price        (000s)     Price
                                              ---------   --------    --------  --------     ---------  --------
   Shares under option, beginning of year       1,134       $ 4.68       1,136    $ 3.68         1,176     $2.93
     Shares granted                               225        14.68         170     10.03           221      6.19
     Shares canceled/expired                      (74)        4.56         (35)     4.32           (72)     3.67
     Shares exercised                            (334)        3.42        (137)     3.07          (189)     1.94
                                                -----       ------       -----    ------         -----     -----
   Shares under option, end of year               951       $ 7.50       1,134    $ 4.68         1,136     $3.68
                                                =====       ======       =====    ======         =====     =====
   Shares exercisable, end of year                423                      513                     422
                                                =====                    =====                   =====
   Shares reserved for future granting
     of options, end of year                    1,033                      554                     723
                                                =====                    =====                    ====
   Weighted average fair value of options
    granted during the year                                 $ 5.09                 $ 3.27                  $0.94
                                                            ======                 ======                  =====
   Range of exercise prices of options
    granted during the year                       $12.63-$17.38            $8.78-$14.42             $5.30-$7.11

   If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards, there would have been no material impact on the Company's reported net income or earnings per share.

   The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      1998           1997           1996
                                   ----------     ----------     ----------
          Expected life (years)         7.57           7.38           6.00
          Interest rate                 4.64%          5.77%          7.08%
          Volatility                   26.23%         24.69%         22.69%
          Dividend yield                1.19%          1.17%          2.00%

   ESOP - Hometown Bancshares Inc. ("Hometown") established the ESOP in January 1992 and the original purchase of common shares by the ESOP was funded with borrowings funded by

   Hometown. Hometown stock held by the ESOP was converted to Company common stock in the merger. The Bank made contributions to the ESOP totaling $160,000, $120,000 and $120,000 during 1998, 1997 and 1996.

   STOCK PURCHASE PLAN - The Company offers the 1994 Employee Stock Purchase Plan (the "Purchase Plan"), which is a compensatory benefit plan, to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan provides for an aggregate of 675,000 shares of the Company's common stock to be issued under the Plan with no more than 67,500 shares available during any annual offering. The purchase price for shares available under the Purchase Plan is equal to the fair market value on the date of the offering. During 1998 and 1997, 2,430 and 5,441 shares, respectively, were purchased and 12,192 and 26,799 shares, respectively, were subscribed for through payroll deduction for a maximum of two years. Shares are issued upon full payment.

O. SHAREHOLDERS' EQUITY

   STOCK SPLITS - The Board of Directors declared stock splits effected in the form of stock dividends as follows:

               Declaration Date      Split ratio       Distribution Date
               ----------------      -----------       -----------------
               January 26, 1998        3-for-2         February 20, 1998
               January 27, 1997        3-for-2         February 24, 1997
               January 22, 1996        3-for-2         February 14, 1996
               January 17, 1995        3-for-2         February 10, 1995

   PREFERRED STOCK - The Board of Directors has approved the sale of convertible preferred stock in series pursuant to confidential private placement memoranda upon the opening of various banking offices. The shares are sold to investors who may assist in the business development efforts of the opening office and are convertible to common shares dependent on that banking office meeting certain performance and deposit growth goals. A total of 517,642 convertible preferred shares have been approved for issue in seven series.

   During 1998, 126,880 shares of preferred stock under three series issued in 1995 and 1996 were converted into 348,600 common shares as adjusted for stock splits declared subsequent to issuance and prior to conversion of such shares of preferred stock. At December 31, 1998, there are 137,000 convertible preferred shares outstanding. These shares are convertible into a maximum of 193,510 shares of common stock if the performance and deposit growth goals of the banking offices are achieved.

P. EARNINGS PER COMMON SHARE
   Earnings per common share was computed based on the following (in thousands, except per share data):

                                                           1998                        1997                      1996
                                                     -------------------         ------------------       ------------------
                                                     Amount    Per Share         Amount    Per Share       Amount    Per Share
                                                     ------    ---------         ------      =====          ======    =====
   Net Income                                        $17,304                     $14,015                   $12,270
                                                     =======                     =======                    ======
   Basic:
     Weighted average shares outstanding              23,379     $0.74            22,787     $0.62          22,562    $0.54
                                                                 =====                       =====                    =====

   Diluted:
     Add incremental shares for:
       Assumed exercise of outstanding options           547                         721                       682
       Assumed conversion of preferred stock             397                         319                       184
                                                     -------                     -------                   -------
   Total                                              24,323     $0.71            23,827     $0.59          23,428    $0.52
                                                     =======     =====           =======     =====          ======    =====


   The incremental shares for the assumed exercise of the outstanding options was determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock was determined assuming applicable performance goals had been met.

Q. COMMITMENTS AND CONTINGENCIES

   LEASES - A summary as of December 31, 1998, of noncancelable future operating lease commitments follows (in thousands):

                      1999               $2,038
                      2000                1,558
                      2001                1,415
                      2002                  994
                      2003                  669
                      Thereafter          2,675
                                         ------
                      Total              $9,349
                                         ======

   Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $1.3 million, $700 thousand, and $609 thousand for the years ended December 31, 1998, 1997 and 1996, respectively.

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

   The following is a summary of the various financial instruments entered into by the Bank (in thousands):

                                                    December 31,
                                            --------------------------
                                                1998           1997
                                            ------------   ------------
   Financial instruments whose contract
     amount represents credit risk:
       Commitments to extend credit            $156,627       $113,411
       Standby letters of credit                 11,026         10,444
       Mortgages sold with recourse             210,442        150,652

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

   To meet the capital adequacy requirements, the Company must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 1998 and 1997, that the Company and the Bank met all capital adequacy requirements to which they are subject.

   As of December 31, 1998, the most recent notification categorized the Bank as "well capitalized" under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

   The following is a summary of the Company's capital ratios for the periods presented (in thousands):

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                       For Capital        Prompt Corrective
                                                    Actual           Adequacy Purposes    Action Provisions
                                               -----------------     -----------------    -----------------
                                                Amount    Ratio       Amount    Ratio      Amount    Ratio
                                               --------  --------    --------  -------    -------- ---------
   CONSOLIDATED:
   As of December 31, 1998:
   Total Capital (to Risk Weighted Assets)      $145,297   12.80%      $90,811   8.0%
   Tier I Capital (to Risk Weighted Assets)      134,964   11.89%       45,404   4.0%
   Tier I Capital (to Average Assets)            134,964    9.67%       55,813   4.0%

   As of December 31, 1997:
   Total Capital (to Risk Weighted Assets)      $124,864   13.50%      $74,011   8.0%
   Tier I Capital (to Risk Weighted Assets)      114,921   12.43%       36,984   4.0%
   Tier I Capital (to Average Assets)            114,921   10.67%       43,082   4.0%

   STERLING BANK ONLY:
   As of December 31, 1998:
   Total Capital (to Risk Weighted Assets)      $112,775   10.58%      $85,274   8.0%       $106,593   10.0%
   Tier I Capital (to Risk Weighted Assets)      103,241    9.65%       42,794   4.0%         64,191    6.0%
   Tier I Capital (to Average Assets)            103,241    7.90%       52,278   4.0%         65,348    5.0%

   As of December 31, 1997:
   Total Capital (to Risk Weighted Assets)      $ 90,196   10.29%      $70,139   8.0%       $ 87,674   10.0%
   Tier I Capital (to Risk Weighted Assets)       82,556    9.42%       35,056   4.0%         52,584    6.0%
   Tier I Capital (to Average Assets)             82,556    8.34%       39,604   4.0%         49,505    5.0%

   CLEAR LAKE NATIONAL BANK ONLY:
   As of December 31, 1998:
   Total Capital (to Risk Weighted Assets)      $  6,184    9.48%      $ 5,219   8.0%       $  6,523   10.0%
   Tier I Capital (to Risk Weighted Assets)        5,522    8.47%        2,608   4.0%          3,912    6.0%
   Tier I Capital (to Average Assets)              5,522    6.05%        3,652   4.0%          4,565    5.0%

   As of December 31, 1997:
   Total Capital (to Risk Weighted Assets)      $  6,124   11.40%      $ 4,299   8.0%       $  5,374   10.0%
   Tier I Capital (to Risk Weighted Assets)        5,846   10.88%        2,150   4.0%          3,224    6.0%
   Tier I Capital (to Average Assets)              5,846    7.81%        2,995   4.0%          3,744    5.0%




   Clear Lake National was the sole subsidiary of Hometown and, pending regulatory approval, will be merged into Sterling Bank during 1999.

   DIVIDEND RESTRICTIONS - Dividends paid by the Bank and the Company are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $37.5 million and $33.4 million available for payment of dividends at December 31, 1998, by the Bank and the Company, respectively.

T. SEGMENTS

   The Company has two operating segments: commercial banking and mortgage banking. Each segment is managed separately because each business requires different marketing strategies and each offers different products and services.

   The accounting policies of the segments are the same as those described in Note A. The Company evaluates each segment's performance based on the profit or loss from its operations before income taxes, excluding non-recurring items. Intersegment financing arrangements are accounted for at current market rates as if they were with third parties.

   Summarized financial information by operating segment for the year ended December 31, 1998 follows:


                                            Commercial
                                              Banking               Mortgage Banking              Total
                                            ----------              ----------------           -----------
   Net interest income                      $   73,350                  $          -            $   73,350
   Noninterest income                           12,910                         7,176                20,086
   Equity in earnings of SCMC                        -                           495                   495
                                            ----------                  ------------            ----------
     Total revenue                              86,260                         7,671                93,931
   Provision for credit losses                   5,892                             -                 5,892
   Noninterest expense                          57,147                         5,197                62,344
                                            ----------                  ------------            ----------
   Income before income taxes                   23,221                         2,474                25,695
   Provision for income taxes                    7,629                           762                 8,391
                                            ----------                  ------------            ----------
     Net income                             $   15,592                  $      1,712            $   17,304
                                            ==========                  ============            ==========
   Total assets                             $1,412,214                  $      4,098            $1,416,312
                                            ==========                  ============            ==========

   Intersegment interest was paid to Sterling Bank by SCMC in the amount of $2,216,511 for the year ended December 31, 1998. Total loans in the mortgage warehouse of $62,651,755 were eliminated in consolidation.

U. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   Fair values were estimated by management as of December 31, 1998 and 1997, and required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

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

   LOANS HELD FOR INVESTMENT - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

   DEPOSIT LIABILITIES - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

   OTHER BORROWED FUNDS - The carrying amounts approximate fair value because these borrowings reprice at market rates generally within four days.

   ESOP INDEBTEDNESS - Rates currently available to the Company for debt with similar terms and remaining maturities are used to discount the future cash flows to estimate fair value of existing debt.

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

   The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                          December 31,
                                        ---------------------------------------------------
                                                1998                         1997
                                        -----------------------      ----------------------
                                        Carrying     Estimated       Carrying    Estimated
                                         Amount      Fair Value       Amount     Fair Value
                                        --------     ----------      --------    ----------
   Financial assets:
     Short-term investments            $  169,681    $  169,681     $  154,792   $  154,792
     Available-for-sale securities         90,336        90,336         94,811       94,811
     Held-to-maturity securities          151,121       154,521        202,468      204,609
     Loans held for sale                   84,855        84,855         70,193       70,193
     Loans held for investment            861,960       864,552        743,365      736,655
     Less allowance for credit losses     (10,170)      (10,170)        (7,882)      (7,882)
                                       ----------    ----------     ----------   ----------
   Total                               $1,347,783    $1,353,775     $1,257,747   $1,253,178
                                       ==========    ==========     ==========   ==========

   Financial liabilities:
     Deposits                          $1,251,685    $1,253,354     $1,141,366   $1,142,473
     Other borrowed funds                  13,428        13,428         45,169       45,169
     ESOP indebtedness                        186             -            321          321
                                       ----------    ----------     ----------   ----------
   Total                               $1,265,299    $1,266,782     $1,186,856   $1,187,963
                                       ==========    ==========     ==========   ==========
   Off-balance-sheet instruments:
     Commitments to extend credit                       ( - )                       ( - )
     Standby letters of credit                          ( - )                       ( - )

V. SUBSEQUENT EVENT

   On February 24, 1999, the Company entered into an Agreement and Plan of Consolidation (the "Agreement") with B.O.A. Bancshares Inc., the parent bank holding company of Houston Commerce Bank, ("Houston Commerce"). The terms of the Agreement provide that each share of Houston Commerce's common stock will be canceled and converted to the right to receive a fractional share of the Company's common stock, for a total of 1,854,600 shares of the Company's common stock. Houston Commerce had approximately $104.4 million in assets and $93.6 million in deposits as of December 31, 1998. This Agreement is subject to approval by the shareholders of Houston Commerce and applicable banking regulatory authorities.

W. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts).

                                                         1998                                            1997
                                       -------------------------------------------    -------------------------------------------
                                        Fourth      Third      Second       First       Fourth      Third      Second       First
                                       Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                       -------     -------     -------     -------     -------     -------     -------     -------
   Interest income                     $26,210     $26,224     $26,060     $24,538     $24,159     $23,354     $21,550     $19,539
   Interest expense                      7,035       7,592       7,659       7,396       7,313       7,344       6,733       6,091
                                       -------     -------     -------     -------     -------     -------     -------     -------
     Net interest income                19,175      18,632      18,401      17,142      16,846      16,010      14,817      13,448
   Provision for credit losses           1,819       1,355       1,791         927         930         757         749         740
                                       -------     -------     -------     -------     -------     -------     -------     -------
   Net interest income after
    provision for credit losses         17,356      17,277      16,610      16,215      15,916      15,253      14,068      12,708
   Noninterest income                    6,590       7,054       3,809       3,153       2,955       3,266       2,825       2,594
   Noninterest expense                  17,890      16,934      14,175      13,370      13,550      12,865      11,530      10,616
                                       -------     -------     -------     -------     -------     -------     -------     -------
     Income before income taxes          6,056       7,397       6,244       5,998       5,321       5,654       5,363       4,686
   Provision for income taxes            2,001       2,506       1,836       2,048       1,820       1,866       1,774       1,550
                                       -------     -------     -------     -------     -------     -------     -------     -------
     Net income                        $ 4,055     $ 4,891     $ 4,408     $ 3,950     $ 3,501     $ 3,788     $ 3,589     $ 3,136
                                       =======     =======     =======     =======     =======     =======     =======     =======

   Earnings per share:
     Basic                             $  0.17     $  0.21     $  0.19     $  0.17     $  0.15     $  0.17     $  0.16     $  0.14
                                       =======     =======     =======     =======     =======     =======     =======     =======
     Diluted                           $  0.17     $  0.20     $  0.18     $  0.16     $  0.15     $  0.16     $  0.15     $  0.13
                                       =======     =======     =======     =======     =======     =======     =======     =======

   Shares used in computing
    earnings per share:
     Basic                              23,804      23,558      23,155      22,997      22,856      22,832      22,790      22,734
                                       =======     =======     =======     =======     =======     =======     =======     =======
     Diluted                            24,534      24,403      24,404      24,259      23,993      23,981      23,815      23,740
                                       =======     =======     =======     =======     =======     =======     =======     =======


   Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

   All quarters have been restated to present the combined financial information of acquisitions accounted for using the pooling of interests method.

X. PARENT-ONLY FINANCIAL STATEMENTS

   STERLING BANCSHARES, INC.
   (Parent Company Only)

   BALANCE SHEETS
   DECEMBER 31, 1998 AND 1997
   (In thousands)
   ----------------------------------------------------------------------------

                                                          December 31,
                                                      --------------------
                                                        1998        1997
                                                      --------    --------
ASSETS
Cash and cash equivalents                             $ 22,621    $ 28,837
Accrued interest receivable and other assets             3,966       2,644
Goodwill, net                                              610         638
Investment in bank subsidiaries                        113,490      89,222
Investment in Sterling Bancshares Capital Trust            889         889
                                                      --------    --------
TOTAL                                                 $141,576    $122,230
                                                      ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accrued interest payable and other liabilities      $    242    $  2,910
  ESOP indebtedness                                        186         321
  Junior subordinated debentures                        29,639      29,639
                                                      --------    --------
        Total liabilities                               30,067      32,870

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock                                          137         177
  Common stock                                          23,876      22,875
  Capital surplus                                       26,688      19,288
  Retained earnings                                     60,597      47,398
  ESOP indebtedness                                       (186)       (321)
  Accumulated other comprehensive income-net
    unrealized loss on available-for-sale securities,
    net of tax                                             397         (57)
                                                      --------    --------
                                                       111,509      89,360
                                                      --------    --------
TOTAL                                                 $141,576    $122,230
                                                      ========    ========

STERLING BANCSHARES, INC.
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands)
--------------------------------------------------------------------------------

                                                      1998           1997           1996
                                                     -------        -------        -------
REVENUES:
  Dividends received from bank subsidiaries          $   450        $ 3,550        $ 4,605
  Interest income                                          7              1              1
                                                     -------        -------        -------
    Total revenues                                       457          3,551          4,606

EXPENSES:
  Interest expense:
    Notes payable and ESOP indebtedness                   26            183            447
    Junior subordinated debentures                     2,668          1,519              -
  Goodwill amortization                                   28             28             28
  General and administrative                             756            557            328
                                                     -------        -------        -------
    Total expenses                                     3,478          2,287            803

Income (deficit) before equity in undistributed
  earnings of subsidiaries and income taxes           (3,021)         1,264          3,803

Equity in undistributed earnings of
  subsidiaries                                        19,181         11,979          8,259
                                                     -------        -------        -------
Income before income tax benefit                      16,160         13,243         12,062

Income tax benefit                                     1,144            772            208
                                                     -------        -------        -------
Net income                                           $17,304        $14,015        $12,270
                                                     =======        =======        =======

STERLING BANCSHARES, INC.
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands)
--------------------------------------------------------------------------------
                                                  YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                               1998         1997        1996
                                           -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $ 17,304      $ 14,015     $12,270
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Amortization of goodwill                       28            28          28
   Equity in undistributed earnings
    of subsidiary                            (19,181)      (11,979)     (8,259)
   Change in operating assets and
    liabilities:
     Accrued interest receivable and
      other assets                            (1,324)       (1,820)        (40)
     Accrued interest payable and
      other liabilities                       (2,670)        2,359         475
                                            --------      --------     -------
         Net cash provided by (used in)
          operating activities                (5,843)        2,603       4,474

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital contribution to Sterling
   Bancshares Capital Trust I                     -           (889)         -
                                            --------      --------     -------
         Net cash used in investing
          activities                              -           (889)         -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                     -         (4,055)     (1,855)
  Proceeds from issuance of common stock       2,391         1,656         680
  Proceeds from issuance of preferred stock    1,363         1,226         575
  Proceeds from issuance of junior
   subordinated debentures                        -         29,639          -
  Redemption of common stock                     (22)          (21)         -
  Payments of cash dividends                  (4,105)       (3,092)     (3,025)
                                            --------      --------     -------
         Net cash provided by (used in)
          financing activities                  (373)       25,353      (3,625)
                                            --------      --------     -------
NET INCREASE (DECREASE) IN CASH               (6,216)       27,067         849

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                            28,837         1,770         921
                                            --------      --------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR     $22,621      $ 28,837     $ 1,770
                                            ========      ========     =======