Form 10-Q
period 1999-03-31
STERLING BANCSHARES INC
filed 1999-05-11
CIK 891098

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                ______________

                                 FORM  10 - Q

                                ______________

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 1999

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

                        Yes  X     No
                            ---       ---

The number of shares outstanding of each class of the registrant's capital stock as of March 31, 1999:

       Class of Stock                       Shares Outstanding
-----------------------------               -------------------------
Common Stock, Par Value $1.00                      23,943,526

PART I.  FINANCIAL INFORMATION
ITEM I.  INTERIM FINANCIAL STATEMENTS

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                               MARCH 31           DECEMBER 31,
                                                                                 1999                1998
                                                                             -----------          -----------
                                                                             (UNAUDITED)
ASSETS
Cash and cash equivalents                                                    $   101,900          $   136,089
Interest-bearing deposits in financial institutions                                  600                  600
Securities purchased with an agreement to resell                                  40,791               32,992
Available-for-sale securities, at fair value                                      97,697               90,336
Held-to-maturity securities, at amortized cost                                   150,751              151,121
Loans held for sale                                                               72,710               84,855

Loans held for investment                                                        887,271              864,523
Allowance for credit losses                                                      (11,146)             (10,170)
                                                                             -----------          -----------
  Loans, net                                                                     876,125              854,353
Accrued interest receivable                                                        7,551                8,311
Real estate acquired by foreclosure                                                  877                1,593
Premises and equipment, net                                                       38,436               36,539
Goodwill, net                                                                      5,782                5,888
Other assets                                                                      12,835               13,635
                                                                             -----------          -----------
TOTAL ASSETS                                                                 $ 1,406,055          $ 1,416,312
                                                                             ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
  Noninterest-bearing                                                        $   441,673          $   445,996
  Interest-bearing                                                               507,025              507,729
Certificates of deposit and other time deposits                                  292,647              297,960
                                                                             -----------          -----------
  Total deposits                                                               1,241,345            1,251,685
Securities sold under agreements to repurchase and other borrowed funds           10,322               13,428
Accrued interest payable and other liabilities                                     9,492                9,806
ESOP indebtedeness                                                                   186                  186
                                                                             -----------          -----------
  Total liabilities                                                            1,261,345            1,275,105

COMPANY-OBLIGATED MANDITORILY REDEEMABLE
  TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST                                  28,750               28,750

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                               946                  948

Shareholders' equity:
  Convertible preferred stock, $1 par value, 1 million shares authorized             139                  137
  Common stock, $1 par value, 50 million shares authorized                        23,943               23,876
  Capital surplus                                                                 26,843               26,688
  Retained earnings                                                               64,069               60,597
  ESOP indebtedness                                                                 (186)                (186)
  Accumulated other comprehensive income--net unrealized loss on
    available-for-sale securities, net of tax                                        206                  397
                                                                             -----------          -----------
    Total shareholders' equity                                                   115,014              111,509
                                                                             ===========          ===========
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 1,406,055          $ 1,416,312
                                                                             ===========          ===========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands)

                                                                          Three Months
                                                                         Ended March 31,
                                                                     1999              1998
                                                                   --------------------------
                                                                          (Unaudited)
Interest income:
  Loans, including fees                                            $ 20,790          $ 19,541
  Securities:
    Taxable                                                           2,803             3,962
    Tax-exempt                                                          658               234
  Federal funds sold and securities purchased under agreements
    to resell                                                         1,152               648
  Deposits in financial institutions                                     56               160
                                                                   --------          --------
      Total interest income                                          25,459            24,545

Interest expense:
  Demand and savings deposits                                         2,832             3,793
  Certificates and other time deposits                                3,486             3,353
  Other borrowed funds                                                  111               242
  ESOP indebtedness                                                       -                 8
                                                                   --------          --------
      Total interest expense                                          6,429             7,396
                                                                   --------          --------
      NET INTEREST INCOME                                            19,030            17,149

        Provision for credit losses                                   1,623               927
                                                                   --------          --------
      NET INTEREST INCOME AFTER
        PROVISION FOR CREDIT LOSSES                                  17,407            16,222

Noninterest income:
  Customer service fees                                               2,065             1,957
  Equity in earnings of Sterling Capital Mortage Company                  -               193
  Gain on sale of mortgage loans                                      1,897                 -
  Other                                                               2,044               996
                                                                   --------          --------
      Total noninterest income                                        6,006             3,146

Noninterest expense:
  Salaries and employee benefits                                      9,111             6,990
  Occupancy expense                                                   2,484             1,715
  Net gain and carrying costs of real estate acquired by
    foreclosure                                                         (71)              (14)
  FDIC assessment                                                       125                64
  Technology                                                            714               900
  Postage and delivery charges                                          372               290
  Supplies                                                              391               289
  Professional fees                                                     324               405
  Minority interest expense:
    Company-obligated mandatorily redeemable trust preferred
      securitites of subsidiary trust                                   667               667
    Sterling Capital Mortgage Company                                    26                 -
  Other                                                               2,539             2,064
                                                                   --------          --------
      Total noninterest expense                                      16,682            13,370

      NET INCOME BEFORE INCOME TAXES                                  6,731             5,998
        Provision for income taxes                                    2,176             2,048
                                                                   --------          --------
      NET INCOME                                                   $  4,555          $  3,950
                                                                   ========          ========
EARNINGS PER SHARE:
  Basic                                                            $   0.19          $   0.17
                                                                   ========          ========
  Diluted                                                          $   0.19          $   0.16
                                                                   ========          ========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  1999                     1998
                                                                               ---------                  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   4,555                 $  3,950
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Amortization and accretion of premiums and discounts
        on securities, net                                                           118                       89
      Equity in undistributed earnings of Sterling Capital Mortgage
        Company                                                                        -                     (169)
      Provision for credit losses                                                  1,623                      927
      Write-downs, less gains on sale, of real estate acquired by
        foreclosure and repossessed assets                                          (137)                       -
      Depreciation and amortization                                                1,488                    1,267
      Net change in loans held for sale                                           12,145                  (23,819)
      Gain on the sale of University of Houston office location                     (450)                       -
      Increase in accrued interest receivable and other assets                     1,273                    1,938
      Decrease in accrued interest payable and other liabilities                    (216)                  (3,190)
                                                                               ---------                 --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       20,399                  (19,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in securities purchased under agreements to resell                     (7,799)                 (11,608)
  Proceeds from maturity and paydowns of held-to-maturity securities               5,698                   25,632
  Purchases of held-to-maturity securities                                       (12,151)                       -
  Proceeds from maturity and paydowns of available-for-sale securities            12,469                   25,453
  Purchases of available-for-sale securities                                     (13,403)                  (1,081)
  Net increase in loans held for investment                                      (34,312)                 (36,713)
  Proceeds from sale of real estate acquired by foreclosure                          853                      609
  Net decrease in interest-bearing deposits in financial institutions                  -                       (9)
  Proceeds from sale of University of Houston office location                      5,545                        -
  Proceeds from sale of premises and equipment                                       140                       80
  Purchase of premises and equipment                                              (3,522)                  (1,370)
                                                                               ---------                 --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (46,482)                     993

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts                                     (4,141)                  20,437
  Net decrease in repurchase agreements/funds purchased                           (3,106)                 (25,080)
  Proceeds from issuance of common stock and preferred stock                         224                    1,236
  Redemption of preferred stock                                                        -                      (19)
  Dividends paid                                                                  (1,083)                  (1,160)
                                                                               ---------                 --------
        NET CASH USED IN FINANCING ACTIVITIES                                     (8,106)                  (4,586)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (34,189)                 (22,600)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                            136,089                  122,052
                                                                               ---------                 --------
  End of period                                                                $ 101,900                 $ 99,452
                                                                               =========                 ========
SUPPLEMENTAL INFORMATION:
  Income taxes paid                                                            $   1,250                 $    713
                                                                               =========                 ========
  Interest paid                                                                $   6,441                 $  7,287
                                                                               =========                 ========
  Noncash investing and financing activities:
    Acquisitions of real estate through foreclosure of collateral              $       -                 $  1,153
                                                                               =========                 ========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999

1.  Basis of Presentation:

    The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 1998.

2.  Earnings Per Common Share

    Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):


                                            Three Months Ended March 31,
                                                1999             1998
                                          -----------------  --------------
                                                     Per              Per
                                             Amount  Share    Amount  Share
                                            ------- -------  ------- ------

    Net income                              $ 4,555          $ 3,950
                                            =======          =======
    Basic:
       Weighted average shares
        outstanding                          23,915  $ 0.19   22,997 $ 0.17
                                                     ======          ======
    Diluted:
       Add incremental shares for:
        Assumed exercise of
          outstanding options                   333              803
        Assumed conversion of
          preferred stock                       205              459
                                            -------          -------
    Total                                   $24,453  $ 0.19   24,259 $ 0.16
                                            =======  ======  ======= ======

    All previously reported amounts have been restated to reflect the acquisition of Hometown Bancshares, Inc. on November 20, 1998 and the acquisition of Humble National Bank on June 30, 1998, both of which were accounted for using the pooling of interests method.

3. Shareholders' Equity

The following table displays the changes in shareholders' equity for the three-month periods ended March 31, 1999 and 1998 (in thousands):


                                               Three Months Ended March 31,
                                               1999               1998
                                       ----------------------------------------
Equity, beginning of period                       $111,509             $ 89,360
  Comprehensive income:
    Net income                         $  4,555              $  3,950
    Net change in net unrealized
      losses on AFS securities             (191)                   37
                                       --------              --------
      Total comprehensive income                     4,364                3,987
  Issuance of common stock                             193                1,236
  Redemption of common stock                             -                  (19)
  Issuance of preferred stock                           31                    -
  Cash dividends paid                               (1,083)              (1,160)
  ESOP indebtedness repayments                           -                   33
                                                  --------             --------
Equity, end of period                             $115,014             $ 93,437
                                                  ========             ========

4. Segments

On July 2, 1998, Sterling Bank (the "Bank") acquired an additional 40 percent interest in Sterling Capital Mortgage Company ("SCMC"). The Bank has a total of 80 percent ownership in SCMC and reports its financial position and results of operations on a consolidated basis. Whereas previously earnings from SCMC were shown on the income statement as "Equity in earnings from Sterling Capital Mortgage Company", earnings subsequent to July 2, 1998 are shown as components of their natural classifications. The commercial banking and mortgage banking segments are managed separately because each business requires different marketing strategies and each offers different products and services.

The accounting policies of the segments are the same as those described in Note
1. The Company evaluates each segment's performance based on the profit or loss from its operations before income taxes, excluding non-recurring items. Intersegment financing arrangements are accounted for at current market rates as if they were with third parties.

Summarized financial information by operating segment as of and for the three-month periods ended March 31, (in thousands) follows:

                                               1999                                      1998
                              -------------------------------------     ---------------------------------------
                              COMMERCIAL    MORTGAGE                    COMMERCIAL     MORTGAGE
                               BANKING       BANKING       TOTAL          BANKING       BANKING        TOTAL
                              ----------     ------      ----------     ----------     --------      ----------
Net interest income           $   19,030     $    -      $   19,030     $   17,149     $     -       $   17,149
Noninterest income                 3,476      2,530           6,006          2,953           -            2,953
Equity in earnings of SCMC             -          -               -              -         193              193
                              ----------     ------      ----------     ----------     -------       ----------
  Total revenue                   22,506      2,530          25,036         20,102         193           20,295
Provision for credit losses        1,623          -           1,623            927           -              927
Noninterest expense               14,347      2,335          16,682         13,370           -           13,370
                              ----------     ------      ----------     ----------     -------       ----------
Income before income taxes         6,536        195           6,731          5,805         193            5,998
Provision for income taxes         2,107         69           2,176          2,048           -            2,048
                              ----------     ------      ----------     ----------     -------       ----------
  Net income                  $    4,429     $  126      $    4,555     $    3,757     $   193       $    3,950
                              ==========     ======      ==========     ==========     =======       ==========
Total assets                  $1,401,897     $4,158      $1,406,055     $1,310,061     $     -       $1,310,061
                              ==========     ======      ==========     ==========     =======       ==========

Intersegment interest was paid to Sterling by SCMC in the amount of $736 thousand for the three-month period ended March 31, 1999. Total loans in the mortgage warehouse of $50 million were eliminated in consolidation as of March 31, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENTS

Expansion - On February 24, 1999, the Company entered into an Agreement and Plan of Consolidation (the "Agreement") with B.O.A. Bancshares Inc., the parent bank holding company of Houston Commerce Bank, ("Houston Commerce"). The terms of the Agreement provide that each share of Houston Commerce's common stock will be canceled and converted into the right to receive a fractional share of the Company's common stock, for a total of 1,856,600 shares of the Company's common stock. Houston Commerce had approximately $115.4 million in assets and $105.6 million in deposits as of March 31, 1999. This Agreement is subject to approval by the shareholders of Houston Commerce and applicable banking regulatory authorities.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO SAME PERIOD IN 1998

Net Income - Net income for the three-month period ended March 31, 1999, was $4.6 million as compared to $4.0 million for the same period in 1998, an increase of approximately $605 thousand or 15.3%. This increase is attributable to continued solid loan and deposit growth and maintenance of a strong net interest margin of 6.15% on a tax-equivalent basis for the period.

Net Interest Income - Net interest income for the three-month period ended March 31, 1999, was $19.0 million, as compared to $17.1 million for the same period in 1998, an increase of $1.9 million or 11.0%. The growth in net interest income is attributable primarily to an increase in average earning assets, enhanced by the maintenance of a strong net interest margin. Average earning assets for the three months ended March 31, 1999, were $1.3 billion, up $123 million, or 10.6% from $1.2 billion for the same period in 1998. The yield on average earning assets for the three-month period ended March 31, 1999, was 8.09%, as compared to 8.63% for the same period in 1998. This decrease is due primarily to an overall decline in interest rates. For the first three months of 1999, average total loans represented 73.6% of average total interest earning assets, compared to 71.9% for the same period in 1998. The cost of interest bearing liabilities declined 63 basis points from 3.81% in 1998 to 3.18% in 1999. The Company's 6.15% tax equivalent net interest margin for the first three months of 1999 increased from the 6.07% net interest margin recorded during the same period in 1998. This is the result of growth in average non-interest bearing demand deposits of $68.0 million, or 18.8% and the reinvestment of earnings and issuance of stock resulting in an increase of average equity of $22.0 million, or 23.9%.

The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 1999 and 1998, respectively:

                          CONSOLIDATED YIELD ANALYSIS
                         Three months ended March 31,
                            (Dollars in thousands)

                                                                    1999                              1998
                                                      --------------------------------    -------------------------------
YIELD ANALYSIS                                          Average                           Average
                                                        Balance     Interest    Yield     Balance     Interest     Yield
                                                      ----------     -------    ------    ----------   -------     ------
Interest Earning Assets:
Interest bearing deposits in financial institutions   $    4,842     $    56     4.69%    $   11,557   $   160      5.61%
Federal funds sold                                        54,207         635     4.75%        21,134       297      5.70%
Securites purchased under agreements to resell            34,272         517     6.12%        20,067       351      7.09%
Investment securities (taxable)                          184,425       2,803     6.16%       248,613     3,962      6.46%
Investment securities (tax-exempt)                        59,047         658     4.52%        22,780       234      4.17%
Loans (taxable)                                          938,493      20,779     8.98%       828,495    19,526      9.56%
Loans (tax-exempt)                                           647          11     6.90%           778        15      7.82%
                                                      ----------     -------    ------    ----------   -------     ------
  Total Interest Earning Assets                        1,275,933      25,459     8.09%     1,153,424    24,545      8.63%

Noninterest Earning Assets:
Cash and due from banks                                   70,545                              80,924
Premises and equipment, net                               37,151                              34,645
Other assets                                              29,541                              24,432
Allowance for credit losses                              (10,712)                             (8,058)
                                                      ----------                          ----------
  Total Noninterest Earning Assets                       126,525                             131,943
                                                      ----------                          ----------
  Total Assets                                        $1,402,458                          $1,285,367
                                                      ==========                          ==========
Interest Bearing Liabilities:
Demand and savings deposits                           $  510,518     $ 2,832     2.25%    $  504,129   $ 3,793      3.05%
Certificates and other time deposits                     296,443       3,486     4.77%       262,595     3,353      5.18%
Other borrowings                                          11,931         111     3.77%        21,247       250      4.77%
                                                      ----------     -------    ------    ----------   -------     ------
  Total Interest Bearing Liabilities                     818,892       6,429     3.18%       787,971     7,396      3.81%

Noninterest Bearing Liabilities:
    Demand deposits                                      430,268                             362,295
    Other liabilities                                     10,574                              14,366
Trust preferred securities                                28,750                              28,750
Shareholders' equity                                     113,974                              91,985
                                                      ----------                          ----------
                                                         583,566                             497,396
                                                      ----------                          ----------
  Total Liabilities and Shareholders' Equity          $1,402,458                          $1,285,367
                                                      ==========                          ==========
Net Interest Income & Margin                                         $19,030     6.05%                 $17,149      6.03%
                                                                     =======    ======                 =======     ======
Net Interest Income & Margin (tax equivalent)                        $19,336     6.15%                 $17,257      6.07%
                                                                     =======    ======                 =======     ======

Provision for Credit Losses - The provision for credit losses for the first three months of 1999 was $1.6 million, as compared to $927 thousand for the same period in 1998, an increase of $696 thousand or 75.1%. This increase in the provision for credit losses is to provide for loan growth. After net charge-offs of $647 thousand and provisions for the first three months of 1999, the Company's allowance for credit losses increased by $1.0 million from $10.2 million on December 31, 1998, to $11.1 million on March 31, 1999. Please refer to the subsequent discussion of Allowance for Credit Losses for additional insight to management's approach and methodology in estimating the allowance for credit losses.

Non-interest Income - Total non-interest income for the three-month period ended March 31, 1999 was $6.0 million, as compared to $3.1 million for the same period in 1998, an increase of $2.9 million or 90.9%. As a result of the change in reporting presentation described in Note 4 to the unaudited interim consolidated financial statements included in Part I of this document, income from SCMC of $2.5 million is now consolidated into the Bank's income. For the first three months of 1998, the Company recorded equity earnings of $193 thousand from SCMC. Also, during the first quarter of 1999, the Company sold its banking office at the University of Houston for a gain of $450 thousand.

Non-interest income for the three months ended March 31, is summarized as follows:

                                               1999                               1998
                                  ------------------------------      ------------------------------
                                 Commercial  Mortgage                Commercial  Mortgage
                                  Banking    Banking    Combined      Banking    Banking    Combined
                                  -------    --------   --------      -------    -------    --------
Customer service fees             $ 2,065    $      -    $ 2,065      $ 1,957    $     -     $ 1,957
Equity in earnings of Sterling
  Capital Mortgage Company              -           -          -            -        193         193
Gain on sale of
  University of Houston office        450           -        450            -          -           -
Gain on sale of mortgage loans          -       1,897      1,897            -          -           -
Other                                 961         633      1,594          996          -         996
                                  -------     -------    -------      -------     ------     -------
                                  $ 3,476    $  2,530    $ 6,006      $ 2,953    $   193     $ 3,146
                                  =======    ========    =======      =======     ======     =======

The income from SCMC typically consists of fees and gains on sale of mortgage loans. These gains are from recurring loan production, as the average length of time a mortgage loan is held in portfolio at SCMC is approximately twenty-five to thirty days. During the first quarter, SCMC had $220 million in loan fundings.

Non-interest Expense - Non-interest expense increased $3.3 million, or 24.8%, to $16.7 million for the first three months of 1999 as compared to $13.4 million for the same period in 1998. As discussed in the previous section, results of operations from SCMC were included in their natural classifications subsequent to July 2, 1998. This accounts for $2.3 million of the increase in non-interest expense, as shown in the table below.

Non-interest expense for the three months ended March 31, is summarized as follows:

                                               1999                               1998
                                  ------------------------------      ------------------------------
                                 Commercial  Mortgage                Commercial  Mortgage
                                  Banking    Banking    Combined      Banking    Banking    Combined
                                  -------    --------   --------      -------     ------    --------
Salaries and employee benefits    $ 7,797     $ 1,314    $ 9,111      $ 6,990     $    -     $ 6,990
Occupancy expense                   1,936         548      2,484        1,715          -       1,715
Net gain and  carrying costs of
  real estate acquired by
  foreclosure                         (71)          -        (71)         (14)         -         (14)
FDIC assessment                       125           -        125           64          -          64
Technology                            714           -        714          900          -         900
Postage and delivery charges          322          50        372          290          -         290
Supplies                              291         100        391          289          -         289
Professional fees                     293          31        324          405          -         405
Minority interest expense             667          26        693          667          -         667
Other                               2,273         266      2,539        2,064          -       2,064
                                  -------     -------    -------      -------     ------     -------
                                  $14,347     $ 2,335    $16,682      $13,370     $    -     $13,370
                                  =======     =======    =======      =======     =======    =======

Salaries and employee benefits from commercial banking for the three-month period ended March 31, 1999 were $7.8 million, as compared to $7.0 million for the same period in 1998, an increase of $807 thousand or 11.5%. The increase is due to an increase in headcount as a result of supporting a larger customer base and a concentrated effort to increase loan growth. During 1998, the Bank opened a new office location in Fort Bend County. Also, the Bank hired fifteen new lenders during 1998 and seven more during the first quarter of 1999. The remaining increase in personnel costs is attributable to normal market adjustments and cost-of-living pay increases.

Occupancy expense relating to commercial banking for the three-month period ended March 31, 1999 was $1.9 million, as compared to $1.7 million for the same period in 1998, an increase of 12.9%. This increase is the result of opening the new office in Fort Bend County in May 1998, and leasing additional space for the new cash management, brokerage services, trust administration and call center areas, as well as for portions of the central departments which have now outgrown the original central operations office.

The provision for income taxes as a percent of net income before taxes decreased from 34.1% for the first three months of 1998 to 32.3% for the first three months of 1999. This decrease is related to the $424 thousand increase in interest income from tax-exempt securities.

FINANCIAL CONDITION

Total Assets - The total consolidated assets of the Company remained constant at $1.4 billion.

Cash and Cash Equivalents - The Company had cash and cash equivalents of $101.9 million at March 31, 1999. Comparatively, the Company had $136.1 million in cash and cash equivalents on December 31, 1998, a decrease of $34.2 million or 25.1%. The decrease was due to the reinvestment of the funds in loans and repurchase agreements, together with a decrease in deposits.

Securities purchased under agreements to resell - As of March 31, 1999, securities purchased under agreements to resell totaled $40.8 million as compared to $33.0 million as of December 31, 1998. The securities purchased are SBA or USDA guaranteed loan certificates. The Company has increased its position in these securities to improve its liquidity position as well as to improve the overall yield of its liquid investments without substantially increasing risk. These repurchase agreements generally have a term of nine months or less.

Securities - The Company's securities portfolio as of March 31, 1999, totaled $248.4 million, as compared to $241.5 million on December 31, 1998, an increase of $7.0 million or 2.9%.

Loans Held for Sale - Total loans held for sale decreased from $84.9 million at December 31, 1998 to $72.7 million at March 31, 1999, a decrease of $12.1 million, or 14.3%. The decrease is primarily due to the sale of the University of Houston office on March 25, 1999 that held student loans of $9.7 million as of December 31, 1998.

Loans Held for Investment - As of March 31, 1999, loans held for investment were $887.3 million. When compared to loans held for investment of $864.5 million on December 31, 1998, the March 31, 1999 loan balance represents a year-to-date $22.7 million increase in internal loan production, net of loan reductions, or an increase of 2.6%. At March 31, 1999, loans held for investment as a percentage of assets and deposits were 63.1% and 71.5%, respectively.

The following table summarizes the Company's held for investment loan portfolio by type of loan as of March 31, 1999 (in thousands):
                                                                   Percent of
                                                                      Total
                                                                   -----------
      Commercial, financial and industrial            $ 326,557      36.80 %
      Real estate - commercial                          252,971      28.51 %
      Real estate - residential mortgage                109,468      12.34 %
      Real estate - construction                         92,967      10.48 %
      Foreign commercial and industrial                   5,658       0.64 %
      Consumer and other                                100,276      11.30 %
        Less unearned discount                             (626)     (0.07)%
                                                      ---------     --------
          Total loans held for investment             $ 887,271     100.00 %
                                                      =========     ========

Allowance for Credit Losses - Following is a summary of the changes in the allowance for credit losses for the three months ended March 31, 1999, and the relationship of the allowance to total loans at March 31, 1999, and December 31, 1998 (in thousands):


     Allowance for credit losses, December 31, 1998  $   10,170
     Charge-offs                                           (731)
     Recoveries                                              84
     Provision for credit losses                          1,623
                                                     ----------
     Allowance for credit losses, March 31, 1999     $   11,146
                                                     ==========

                                                     March 31,    December 31,
                                                        1999         1998
                                                     ----------    ---------
     Loans held for investment at period-end         $  887,271    $ 864,523
     Allowance for credit losses                     $   11,146    $  10,170
     Allowance as a percent of period-end loans            1.26%        1.18%

In order to determine the adequacy of the allowance for credit losses, management considers the risk classification and delinquency status of loans and other factors. Management also establishes specific allowances for credits which management believes require allowances greater than those allocated according to their risk classification. An unallocated allowance is also established based on the Company's historical charge-off experience. The Company will continue to monitor the adequacy of the allowance for credit losses to determine the appropriate accrual for the Company's provision for credit losses.

Risk Elements - Non-performing, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Eight properties make up the $877 thousand of other real estate owned ("ORE") at March 31, 1999. All properties are carried at the current fair market value, less estimated selling and holding costs.

The Company defines potential problem loans as those loans for which information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as substandard, doubtful, or loss. As of March 31, 1999, the Company has no material foreign loans outstanding or loan concentrations.

The following table summarizes total non-performing assets and potential problem loans at December 31, 1998 and at March 31, 1999:


                                                       March 31,   December 31,
                                                         1999         1998
                                                       ---------   ------------
                                                           (In thousands)

Nonaccrual loans                                       $ 4,951      $ 4,048
Restructured loans                                         303          312
Accruing loans past due 90 days or more                    473          621
                                                       -------      -------
    Total nonperforming loans                            5,727        4,981
ORE and other foreclosed assets                          1,242        1,949
                                                       -------      -------
    Total nonperforming assets                         $ 6,969      $ 6,930
                                                       =======      =======

Total nonperforming loans as a % of gross loans held      0.65%        0.58%
    for investment
Total nonperforming assets as a % of total assets         0.50%        0.49%

Potential problem loans, other than those shown
    above as nonperforming                             $20,658      $19,700


Premises and Equipment - The Company's premises and equipment, net of depreciation, as of March 31, 1999, were $38.4 million, as compared to $36.5 million as of December 31, 1998, an increase of $1.9 million or 5.2%.

Deposits - Total deposits as of March 31, 1999, were $1.24 billion, as compared to $1.25 billion on December 31, 1998, a decrease of $10.3 million, or 0.83%. Non-interest bearing demand deposits at March 31, 1999, were $441.7 million, as compared to $446.0 million at December 31, 1998, a decrease of $4.3 million or 0.97%. The percentage of non-interest bearing deposits to total deposits as of March 31, 1999 continued to be strong at 35.6%. It should be noted that while, on a period-end basis, deposits remained flat, average total deposits of the first quarter of 1999 increased by 9.6% compared to the first quarter of 1998 and non-interest bearing deposits increased by 18.8%.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' Equity - The Company's risk-based capital ratios remain above the levels designated by regulatory agencies for the Company to be considered as "well capitalized" on March 31, 1999, with Tier-I capital, total risk-based capital, and leverage capital ratios of 12.35%, 13.34%, and 9.97%, respectively.

Liquidity - Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders' dividends. The Company has instituted asset/liability management policies, including but not limited to a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The Company has numerous sources of liquidity including a significant portfolio of short-term assets, marketable investment securities (excluding those presently classified as "held-to-maturity"), increases in customers' deposits, and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks and an advancement arrangement with the Federal Home Loan Bank ("FHLB").

CONTINGENCIES AND UNCERTAINTIES--YEAR 2000

We include this discussion of the Year 2000 problem to update the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 1998.

GENERAL - This section contains forward-looking statements prepared based on our best judgments and currently available information. These forward-looking statements are subject to significant business, third-party, and regulatory uncertainties and other contingencies, many of which are beyond our control. These forward-looking statements are also based on our current internal assessments and remediation plans, incorporating some representations of third-party servicers, and are subject to change. We cannot assure you that our results of operations will not be adversely affected by difficulties or delays in our third parties' Year 2000 readiness efforts. See "Risks" below for a discussion of factors that may cause such forward-looking statements to differ from actual results.

The Year 2000 problem involves the risk that computer programs and computer systems may not perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. These erroneous results could affect interest payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. Our failure or that of our suppliers and borrowers to address the Year 2000 problem could have a material adverse effect on our financial condition, results of operations, or liquidity.

OUR STATE OF READINESS - We developed and commenced implementation of a comprehensive plan in April 1997 to ensure that the Company's operational and financial systems will not be adversely affected by Year 2000 software programming errors. In October 1995, the boards of directors of the Company and the Bank approved a three-year technology plan, prior to formal adoption of the Year 2000 plan. The technology plan represented a comprehensive program to reengineer and redesign our entire information systems, telecommunications and technology infrastructure.

Implementation of our Year 2000 Plan has been actively managed by us and regularly supervised by the banking regulatory authorities. Our Year 2000 project management team has been working to ensure Year 2000 readiness, with representation from all functional and operational areas of the Bank. Four full-time employees have been dedicated to the project team with the requisite level of experience and knowledge to ensure that all mission critical applications are Year 2000 compliant. In addition, we have retained experienced consultants to assist in the assessment of Year 2000 risks to the Bank's loan portfolio and overall asset quality. The board of directors of the Company and the Bank are cognizant of the Year 2000 business risk, have formally reviewed and approved the Year 2000 plan, and have committed the necessary resources for successful completion of the project. Senior management is thoroughly involved in the Year 2000 compliance effort and has closely monitored the effort.
Regular status reports have been furnished to the Company's board of directors. All employees have been required to attend training programs regarding the Year 2000 issue and our plan.

Our Year 2000 project team has conducted a complete inventory of all systems, applications and lines of business to assess and prioritize the potential risks of any Year 2000 errors to the integrity of our systems and applications, the accuracy of data and critical information, and the operational stability of all
management information systems and bank office environments.   Based upon the
risk priorities identified through the inventory and assessment phase, we have tested all mission critical applications, with all untested systems being tested
prior to June 30, 1999.   As part of the testing process, we constructed a stand
alone network to safely test all networked systems and applications. All mission critical applications or systems were deemed through the testing and validation phases to be Year 2000 compliant but will be retested throughout 1999. Concerning non-information technology systems (embedded microcontrollers, etc.) we have tested such things as vault doors, alarm systems and we are not aware of any problems with such systems.

We have material relationships with several third party vendors whose failure to address Year 2000 issues could have an adverse effect upon the operations or financial condition of the Company. We have contacted each of these third party vendors and requested Year 2000 plan and testing information. Rather than relying upon the information furnished by our third party suppliers, we have included the testing of all third party mission critical applications and systems in our testing plans. In addition, we have contacted our major borrowers and assessed their exposure to potential Year 2000 difficulties that might adversely affect their ability to repay their indebtedness to the Bank. Based upon our evaluation of the Bank's significant borrowers, we do not believe that Year 2000 problems pose a material risk to the Company's overall asset quality.

COSTS TO ADDRESS YEAR 2000 ISSUES - We cannot predict the total financial costs associated with the Year 2000 issue at this time with absolute certainty. We spent a combined total of $3 million during fiscal years 1996 to 1997 and approximately $300 thousand during fiscal year 1998 to upgrade our core data processing, network communications, and teller systems. As part of the selection process for new systems and software applications, each system and application upgrade was evaluated for Year 2000 compliance. We estimate 1999 costs related to Year 2000 readiness at $750 thousand. As of March 31, 1999, we had spent a total of $1.5 million on Year 2000 readiness.

THE RISKS OF OUR YEAR 2000 ISSUES - Our significant possible Year 2000 risks include:

 .  the inability to process checks through the normal payment system,

 . the inability to post customer accounts or calculate interest accruals properly,

 . liquidity risks arising from customers' possible fears about Year 2000 problems,

 . loan losses arising from the business impact of bank or mortgage customers not being adequately prepared, and

 .  business interruption from vendors who are not adequately prepared.

We do not expect any of these risks to be probable of having an adverse impact on our operations. Nevertheless, we have developed contingency plans to address these possibilities.

OUR CONTINGENCY PLANS - For the computer systems and facilities that we have determined to be most critical, we expect to complete development, test, and adopt business contingency plans by June 30, 1999. These plans will conform to recently issued guidance from the Federal Financial Institutions Examinations Council on business contingency planning for Year 2000 readiness. Contingency plans will include manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a Year 2000 related failure.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes since December 31, 1998. See Form 10K, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity".

PART II.  OTHER INFORMATION

ITEM 1.  Not applicable.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in securities during the three months ended March 31, 1999.

ITEM 3.  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholder Proposals for 2000 Annual Meeting of Shareholders

Any proposal of shareholders to be included in the Company's proxy statement relating to the Company's 2000 Annual Meeting of Shareholders pursuant to Rule 14a-8 under the Exchange Act must be received by the Company at its principal executive offices no later than December 24, 1999; such proposal must also comply with the Company's Bylaws and Rule 14a-8 if the proposal is to be considered for inclusion in the Company's proxy statement for such meeting. The Company must receive notice of any shareholder proposal to be brought before the meeting outside the process of Rule 14a-8 at the Company's principal executive offices not less than 45 days nor more than 180 days prior to the meeting; provided, if the Company gives notice or prior public disclosure of the date of the annual meeting less than 50 days before the meeting, such shareholders notice must be received not later than the close of business on the seventh day following the date on which the Company's notice of the date of the annual meeting was mailed or public disclosure made. The form of such shareholder notice must also comply with the Company's Bylaws.

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

                             Sterling Bancshares, Inc.
                             -------------------------
                                    (Registrant)


                             By:  /s/ George Martinez
                                -------------------------------
                                George Martinez
                                Chairman and Chief Financial Officer