Form 10-Q
period 1999-06-30
STERLING BANCSHARES INC
filed 1999-08-16
CIK 891098

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                  ___________

                                  FORM  10 - Q
                                  ____________

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999

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

                      Yes      X                        No
                            -------                        -------

The number of shares outstanding of each class of the registrant's capital stock as of June 30, 1999:

        CLASS OF STOCK                       SHARES OUTSTANDING
-----------------------------                ------------------
Common Stock, Par Value $1.00                    25,879,284

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  June 30,      December 31,
                                                                                   1999             1998
                                                                             ---------------  --------------
                                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                                       $    78,105     $   139,690
Interest bearing deposits in financial institutions                                     100             600
Securities purchased with an agreement to resell                                     44,379          32,992
Available-for-sale securities, at fair value                                         96,795          92,338
Held-to-maturity securities, at amortized cost                                      170,122         157,990
Loans held for sale                                                                  55,959          84,855

Loans held for investment                                                         1,044,836         952,518
Allowance for credit losses                                                         (12,793)        (10,829)
                                                                             --------------   -------------
     Loans, net                                                                   1,032,043         941,689
Accrued interest receivable                                                           8,981           8,952
Real estate acquired by foreclosure                                                   1,448           1,965
Premises and equipment, net                                                          39,574          39,574
Goodwill, net                                                                         5,844           6,064
Other assets                                                                         15,488          13,871
                                                                             --------------   -------------
TOTAL ASSETS                                                                    $ 1,548,838     $ 1,520,580
                                                                             ==============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
     Noninterest bearing                                                          $ 478,340       $ 469,183
     Interest bearing                                                               541,323         534,887
Certificates of deposit and other time deposits                                     334,972         341,241
                                                                             --------------   -------------
     Total deposits                                                               1,354,635       1,345,311
Securities sold under agreements to repurchase and other borrowed funds              28,264          15,333
Accrued interest payable and other liabilities                                       11,069          11,236
ESOP indebtedness                                                                         -             186
Notes payable                                                                             -           1,883
                                                                             --------------   -------------
     Total liabilities                                                            1,393,968       1,373,949

COMPANY-OBLIGATED MANDITORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST                                  28,750          28,750

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                                1,112             948

Shareholders' equity:
     Convertible preferred stock, $1 par value, 1 million shares authorized             139             137
     Common stock, $1 par value, 50 million shares authorized                        25,879          25,526
     Capital surplus                                                                 28,275          27,038
     Retained earnings                                                               71,346          64,015
     ESOP indebtedness                                                                    -            (186)
     Accumulated other comprehensive income--net unrealized loss on
        available-for-sale securities, net of tax                                      (631)            403
                                                                             --------------   -------------
        Total shareholders' equity                                                  125,008         116,933
                                                                             --------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 1,548,838     $ 1,520,580
                                                                             ==============   =============

See Notes to Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                                   Three Months                     Six Months
                                                                  Ended June 30,                  Ended June 30,
                                                             1999             1998             1999             1998
                                                         -------------------------------  --------------------------------
                                                                                    (Unaudited)
Interest income:
    Loans, including fees                                     $ 24,000         $ 22,608         $ 46,834         $ 43,512
    Securities:
      Taxable                                                    2,852            3,837            5,772            8,045
      Tax-exempt                                                   741              340            1,414              591
    Federal funds sold and securities purchased
      under agreements to resell                                   937              988            2,139            1,703
    Deposits in financial institutions                              16              104               72              257
                                                         --------------  ---------------  ---------------  ---------------
         Total interest income                                  28,546           27,877           56,231           54,108

Interest expense:
    Demand and savings deposits                                  3,006            3,949            5,953            7,887
    Certificates and other time deposits                         3,916            4,107            8,056            7,904
    Other borrowed funds                                           163              246              312              533
    ESOP indebtedness                                                -                8                -               16
                                                         --------------  ---------------  ---------------  ---------------
         Total interest expense                                  7,085            8,310           14,321           16,340
                                                         --------------  ---------------  ---------------  ---------------
         NET INTEREST INCOME                                    21,461           19,567           41,910           37,768
                                                         --------------  ---------------  ---------------  ---------------
            Provision for credit losses                          2,088            1,891            3,786            2,856
                                                         --------------  ---------------  ---------------  ---------------
         NET INTEREST INCOME AFTER
           PROVISION FOR CREDIT LOSSES                          19,373           17,676           38,124           34,912

Noninterest income:
    Customer service fees                                        2,258            2,205            4,523            4,388
    Equity in earnings of Sterling Capital
      Mortgage Company                                               -              269                -              462
    Gain on sale of mortgage loans                               3,266                -            5,163                -
    Other                                                        2,073            1,642            4,200            2,717
                                                         --------------  ---------------  ---------------  ---------------
         Total noninterest income                                7,597            4,116           13,886            7,567

Noninterest expense:
    Salaries and employee benefits                              10,575            7,523           20,296           14,931
    Occupancy expense                                            2,987            1,923            5,708            3,839
    Net gain and carrying costs of real estate
      acquired by foreclosure                                      (30)              28              (73)              38
    FDIC assessment                                                136               63              264              129
    Technology                                                   1,109            1,465            1,881            2,271
    Postage and delivery charges                                   430              282              832              594
    Supplies                                                       388              297              822              603
    Professional fees                                              752              567            1,098              988
    Minority interest expense:
      Company-obligated mandatorily redeemable trust
         preferred securities of subsidiary trust                  667              667            1,334            1,334
      Sterling Capital Mortgage Company                            140                -              166                -
    Other                                                        3,305            2,394            5,965            4,735
                                                         --------------  ---------------  ---------------  ---------------
         Total noninterest expense                              20,459           15,209           38,293           29,462

         NET INCOME BEFORE INCOME TAXES                          6,511            6,583           13,717           13,017
            Provision for income taxes                           1,889            1,959            4,219            4,140
                                                         --------------  ---------------  ---------------  ---------------
         NET INCOME                                           $  4,622         $  4,624         $  9,498         $  8,877
                                                         ==============  ===============  ===============  ===============

Earnings per share:
    Basic                                                     $   0.18         $   0.18         $   0.37         $   0.36
                                                         ==============  ===============  ===============  ===============
    Diluted                                                   $   0.18         $   0.18         $   0.36         $   0.34
                                                         ==============  ===============  ===============  ===============

See Notes to Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Six months ended June 30,
                                                                                          1999                     1998
                                                                                     -------------------  -----------------------
                                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                        $          9,498             $      8,877
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
           Amortization and accretion of premiums and discounts
              on securities, net                                                                    253                      233
           Equity in undistributed earnings of Sterling Capital Mortgage
              Company                                                                                 -                     (442)
           Provision for credit losses                                                            3,786                    2,856
           Write-downs, less gains on sale, of real estate acquired by
              foreclosure and repossessed assets                                                   (148)                     (76)
           Depreciation and amortization                                                          2,933                    2,743
           Net change in loans held for sale                                                     28,896                  (31,451)
           Gain on the sale of University of Houston office location                               (450)                       -
           (Increase) decrease in accrued interest receivable and other assets                   (1,358)                      60
           Increase (decrease) in accrued interest payable and other liabilities                     97                   (4,280)
                                                                                     -------------------          ---------------
              Net cash provided by (used in) operating activities                                43,507                  (21,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in securities purchased under agreements to resell                                (11,387)                 (21,033)
     Proceeds from maturity and paydowns of held-to-maturity securities                          17,330                   50,710
     Purchases of held-to-maturity securities                                                   (29,606)                 (13,180)
     Proceeds from maturity and paydowns of available-for-sale securities                        22,850                   48,419
     Purchases of available-for-sale securities                                                 (28,998)                 (37,629)
     Net increase in loans held for investment                                                 (105,286)                 (72,053)
     Proceeds from sale of real estate acquired by foreclosure                                      894                      717
     Net (increase) decrease in interest-bearing deposits in financial institutions                 500                   (5,471)
     Proceeds from sale of University of Houston office location                                  5,269                        -
     Proceeds from sale of premises and equipment                                                 2,675                       47
     Purchase of premises and equipment                                                          (5,329)                  (3,500)
                                                                                     -------------------          ---------------
              Net cash used in investing activities                                            (131,088)                 (52,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposit accounts                                                            15,523                   90,343
     Net increase (decrease) in repurchase agreements/funds purchased                            12,931                  (29,008)
     Proceeds from issuance of common stock and preferred stock                                   1,592                    2,063
     Repayment of notes payable                                                                  (1,883)                       -
     Redemption of preferred stock                                                                    -                      (21)
     Dividends paid                                                                              (2,167)                  (1,997)
                                                                                     -------------------          ---------------
              Net cash used in financing activities                                              25,996                   61,380

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (61,585)                 (13,073)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                        139,690                  151,744
                                                                                     -------------------          ---------------
     End of period                                                                     $         78,105             $    138,671
                                                                                     ===================          ===============
Supplemental information:
     Income taxes paid                                                                 $          5,700             $      7,109
                                                                                     ===================          ===============
     Interest paid                                                                     $         14,449             $     16,178
                                                                                     ===================          ===============
     Noncash investing and financing activities:
        Acquisitions of real estate through foreclosure of collateral                  $            230             $        400
                                                                                     ===================          ===============

See Notes to Interim Consolidated Financial Statements.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 1998.

2.  ACQUISITION:

On June 1, 1999, the Company acquired B.O.A. Bancshares and its subsidiary Houston Commerce Bank (hereinafter collectively referred to as "Houston Commerce") in exchange for 1,854,600 shares of the Company's common stock. This transaction was accounted for as a pooling of interests and previously issued financial statements have been restated.

The following table reflects the results of operations of the Company and Houston Commerce as separate entities and the combined amounts after the pooling of interests:

                                                                 Six Months Ended June 30,
                                  ---------------------------------------------------------------------------------------------
                                                      1999                                            1998
                                  ---------------------------------------------  ----------------------------------------------
                                       Sterling                                       Sterling
                                       (without                                       (without
                                        Houston        Houston                         Houston        Houston
                                       Commerce)       Commerce      Combined         Commerce)       Commerce        Combined
                                  ---------------------------------------------  ----------------------------------------------
Interest income                        $ 51,667        $ 4,564        $ 56,231         $ 50,598         $ 3,510       $ 54,108
Interest expense                         12,714          1,607          14,321           15,055           1,285         16,340
                                  --------------  -------------  --------------  ---------------  --------------  -------------

Net interest income                      38,953          2,957          41,910           35,543           2,225         37,768

Provision for credit losses               3,376            410           3,786            2,718             138          2,856
                                  --------------  -------------  --------------  ---------------  --------------  -------------

Net interest income after
     provision for loan losses           35,577          2,547          38,124           32,825           2,087         34,912

Noninterest income                       13,327            559          13,886            6,962             605          7,567
Noninterest expense                      35,037          3,256          38,293           27,545           1,917         29,462
                                  --------------  -------------  --------------  ---------------  --------------  -------------

Net income before income taxes           13,867           (150)         13,717           12,242             775         13,017

Provision for income taxes                4,261            (42)          4,219            3,884             256          4,140
                                  --------------  -------------  --------------  ---------------  --------------  -------------

Net income                             $  9,606        $  (108)       $  9,498         $  8,358         $   519       $  8,877
                                  ==============  =============  ==============  ===============  ==============  =============

3.  EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") was computed based on the following (in thousands, except per share amounts):

                                        THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                                      1999                     1998                    1999                      1998
                               ----------------------  ----------------------- ----------------------- -------------------------
                                Amount     Per Share    Amount       Per Share    Amount    Per Share      Amount       Per Share
                               ----------  ----------  ----------  ----------- ----------- ----------- ------------  ------------
Net income                       $ 4,622                 $ 4,624                  $ 9,498                  $ 8,877
                               ==========              ==========              ===========             ============
Basic:
   Weighted average shares
      outstanding                 25,720      $ 0.18      25,009      $ 0.18       25,643      $ 0.37       24,930        $ 0.36
                                           ==========              ==========              ===========               ============
Diluted:
   Add incremental shares for:
      Assumed exercise of
        outstanding options          346                     790                      337                      796
      Assumed conversion of
        preferred stock              205                     460                      205                      460
                               ----------              ----------              -----------             ------------
Total                             26,271      $ 0.18      26,259      $ 0.18       26,185      $ 0.36       26,186        $ 0.34
                               ==========  ==========  ==========  ==========  =========== =========== ============  ============

All previously reported amounts have been restated to reflect the acquisition of B.O.A. Bancshares Inc. on June 1, 1999 and the acquisition of Hometown Bancshares, Inc. on November 20, 1998, both of which were accounted for using the pooling of interests method.

4.  SHAREHOLDERS' EQUITY

The following table displays the changes in shareholders' equity for the three and six-month periods ended June 30, 1999 and 1998 (in thousands):

                                                Three Months Ended June 30,                  Six Months Ended June 30,
                                                 1999                    1998                     1999                    1998
                                     ---------------------  ----------------------   ----------------------  ----------------------
Equity, beginning of period                     $ 120,758               $  98,183                $ 116,933               $  93,813
  Comprehensive income:
     Net income                        $ 4,622                $ 4,624                 $ 9,498                  $ 8,877
     Net change in net unrealized
        losses on AFS securities          (842)                   (35)                 (1,034)                      (8)
                                     ----------             ----------               ---------               ----------
          Total comprehensive income                3,780                   4,589                    8,464                   8,869
  Issuance of common stock                          1,368                     826                    1,561                   2,063
  Redemption of common stock                            -                       -                        -                     (21)
  Issuance of preferred stock                           -                       -                       31                       -
  Cash dividends paid                              (1,084)                   (838)                  (2,167)                 (1,997)
  ESOP indebtedness repayments                        186                      33                      186                      66
                                               -----------            ------------            -------------            ------------
Equity, end of period                           $ 125,008               $ 102,793                $ 125,008               $ 102,793
                                               ===========            ============            =============            ============

5.  SEGMENTS

On July 2, 1998, Sterling Bank (the "Bank") acquired an additional 40 percent interest in Sterling Capital Mortgage Company ("SCMC"), resulting in 80 percent ownership in SCMC. Accordingly the financial position and results of operations of SCMC are reported on a consolidated basis with the Company. Whereas previously earnings from SCMC were shown on the income statement as "Equity in earnings from Sterling Capital Mortgage Company", earnings subsequent to July 2, 1998 are shown as components of their natural classifications. The commercial banking and mortgage banking segments are managed separately because each business requires different marketing strategies and each offers different products and services.

The Company evaluates each segment's performance based on the profit or loss from its operations before income taxes, excluding non-recurring items. Intersegment financing arrangements are accounted for at current market rates as if they were with third parties.

Summarized financial information by operating segment as of and for the six-month periods ended June 30, (in thousands) follows:

                                                    1999                                            1998
                              --------------------------------------------------  ----------------------------------------------
                                  Commercial       Mortgage                           Commercial    Mortgage
                                   Banking         Banking              Total         Banking        Banking            Total
                              ---------------  ---------------   ---------------  --------------- -------------   ---------------
Net interest income              $    41,910          $     -       $    41,910       $    37,768        $   -        $   37,768
Noninterest income                     7,445            6,441            13,886             7,105            -             7,105
Equity in earnings of SCMC                 -                -                 -                 -          462               462
                              ---------------  ---------------   ---------------  --------------- -------------   ---------------
      Total revenue                   49,355            6,441            55,796            44,873          462            45,335
Provision for credit losses            3,786                -             3,786             2,856            -             2,856
Noninterest expense                   33,107            5,186            38,293            29,462            -            29,462
                              ---------------  ---------------   ---------------  --------------- -------------   ---------------
Income before income taxes            12,462            1,255            13,717            12,555          462            13,017
Provision for income taxes             3,653              566             4,219             4,140            -             4,140
                              ---------------  ---------------   ---------------  --------------- -------------   ---------------
      Net income                 $     8,809          $   689       $     9,498       $     8,415        $ 462        $    8,877
                              ===============  ===============   ===============  =============== =============   ===============

Total assets                     $ 1,544,454          $ 4,384       $ 1,548,838       $ 1,466,457        $ -          $ 1,466,457
                              ===============  ===============   ===============  =============== =============   ===============

Intersegment interest was paid to the Company by SCMC in the amount of $1.7 million for the six-month period ended June 30, 1999. Total loans in the mortgage warehouse of $56 million were eliminated in consolidation as of June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENTS

EXPANSION - On June 1, 1999, the Company acquired B.O.A. Bancshares, Inc. and its subsidiary Houston Commerce Bank. Houston Commerce Bank had assets and deposits totaling $115 million and $103 million, respectively, at June 30, 1999. All previously reported amounts have been restated to reflect these transaction which is accounted for using the pooling of interests method.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SAME PERIOD IN 1998

NET INCOME - Net income for the six-month period ended June 30, 1999, was $9.5 million as compared to $8.9 million for the same period in 1998, an increase of approximately $621 thousand or 7.0%. This increase is attributable to continued solid loan and deposit growth and maintenance of a strong net interest margin of 6.26% on a tax-equivalent basis for the period.

NET INTEREST INCOME - Net interest income for the six-month period ended June 30, 1999, was $41.9 million, as compared to $37.8 million for the same period in 1998, an increase of $4.1 million or 11.0%. The growth in net interest income is attributable primarily to an increase in average earning assets, enhanced by the maintenance of a strong net interest margin. Average earning assets for the six months ended June 30, 1999, were $1.4 billion, up $101 million, or 8.0% from $1.3 billion for the same period in 1998. The yield on average earning assets for the six-month period ended June 30, 1999, was 8.28%, as compared to 8.60% for the same period in 1998. This decrease is due primarily to an overall decline in interest rates. For the first six months of 1999, average total loans represented 75.3% of average total interest earning assets, compared to 72.4% for the same period in 1998. The cost of interest bearing liabilities declined 61 basis points from 3.83% in 1998 to 3.22% in 1999. The

Company's 6.26% tax equivalent net interest margin for the first six months of 1999 increased from the 6.04% net interest margin recorded during the same period in 1998. This is the result of growth in average noninterest bearing demand deposits of $62.2 million, or 15.6% and reinvestment of earnings and issuance of stock resulting in an increase of average equity of $23.4 million, or 23.8%.

The following schedule gives a comparative analysis of the Company's daily average interest earning assets and interest bearing liabilities for the six-month periods ended June 30, 1999 and 1998, respectively:

                          CONSOLIDATED YIELD ANALYSIS
                           SIX MONTHS ENDED JUNE 30,
                             (Dollars in thousands)

                                                            1999                                         1998
                                        --------------------------------------------  -------------------------------------------
                                            Average                                      Average
                                            Balance        Interest       Yield          Balance        Interest       Yield
                                        ---------------  ------------  -------------  --------------  ------------  -------------
Interest Earning Assets:
Interest bearing deposits in financial
  institutions                              $    2,950      $     72           4.92%     $    8,928      $    257          5.80%
Federal funds sold                              42,020         1,094           5.25%         30,427           832          5.51%
Securities purchased under agreements
  to resell                                     33,889         1,045           6.22%         24,752           871          7.10%
Investment securities (taxable)                196,806         5,772           5.91%        259,276         8,045          6.26%
Investment securities (tax-exempt)              62,751         1,414           4.54%         26,448           591          4.51%
Loans (taxable)                              1,031,061        46,812           9.16%        918,474        43,482          9.55%
Loans (tax-exempt)                                 621            22           7.14%            784            30          7.72%
                                        ---------------  ------------  -------------  --------------  ------------  -------------
  Total Interest Earning Assets              1,370,098        56,231           8.28%      1,269,089        54,108          8.60%

Noninterest Earning Assets:
Cash and due from banks                         72,469                                       79,510
Premises and equipment, net                     39,954                                       37,665
Other assets                                    48,744                                       22,376
Allowance for credit losses                    (11,582)                                      (8,798)
                                        ---------------                               --------------
  Total Noninterest Earning Assets             149,585                                      130,753
                                        ---------------                               --------------

  Total Assets                              $1,519,683                                   $1,399,842
                                        ===============                               ==============

Interest Bearing Liabilities:
Demand and savings deposits                 $  540,042      $  5,953           2.22%     $  534,511      $  7,887          2.98%
Certificates and other time deposits           342,686         8,056           4.74%        303,749         7,904          5.25%
Other borrowings                                14,370           312           4.38%         22,558           549          4.91%
                                        ---------------  ------------  -------------  --------------  ------------  -------------
  Total Interest Bearing Liabilities           897,098        14,321           3.22%        860,818        16,340          3.83%

Noninterest Bearing Liabilities:
    Demand deposits                            460,756                                      398,567
    Other liabilities                           11,112                                       13,161
Trust preferred securities                      28,750                                       28,750
Shareholders' equity                           121,967                                       98,546
                                        ---------------                               --------------
                                               622,585                                      539,024
                                        ---------------                               --------------

  Total Liabilities and Shareholders'
    Equity                                  $ 1,519,683                                  $ 1,399,842
                                        ===============                               ==============

Net Interest Income & Margin                                $ 41,910           6.17%                     $ 37,768           6.00%
                                                         ============  =============                  ============  =============

Net Interest Income & Margin (tax
  equivalent)                                               $ 42,565           6.26%                     $ 38,041           6.04%
                                                         ============  =============                  ============  =============



PROVISION FOR CREDIT LOSSES - The provision for credit losses for the first six months of 1999 was $3.8 million, as compared to $2.9 million for the same period in 1998, an increase of $930 thousand or 32.6%. The majority of this increase in the provision for credit losses is to provide for loan growth. Also, $335 thousand of this increase was due to an additional provision in 1999 for Houston Commerce to align their methodology for establishing the allowance with that of the Company. After net charge-offs of $1.8 million and provisions for the first six months of 1999, the Company's allowance for credit losses increased by $2.0 million from $10.8 million on December 31, 1998, to $12.8 million on June 30, 1999. Please refer to the subsequent discussion of ALLOWANCES FOR CREDIT LOSSES for additional insight to management's approach and methodology in estimating the allowance for credit losses.

NONINTEREST INCOME - Total noninterest income for the six-month period ended June 30, 1999 was $13.9 million, as compared to $7.6 million for the same period in 1998, an increase of $6.3 million or 83.5%. As a result of the change in reporting presentation described in Note 5 to the unaudited interim consolidated financial statements included in Part I of this document, noninterest income from SCMC of $6.4 million is now consolidated into the Bank's income. For the first six months of 1998, the Company recorded equity earnings of $462 thousand
from SCMC.   Additionally, in June 1998, Humble obtained a condemnation award, net of legal fees, of $478 thousand for damages to real property seized by the Texas Department of Transportation. In the first quarter of 1999, the Company sold its banking office at the University of Houston for a gain of $450 thousand.

Noninterest income for the six months ended June 30, is summarized as follows:

                                                Six Months Ended June 30, 1999              Six Months Ended June 30, 1998
                                       ------------------------------------------  -----------------------------------------------
                                         Commercial      Mortgage                      Commercial         Mortgage
                                          Banking        Banking        Combined        Banking           Banking       Combined
                                       ------------------------------------------  -----------------------------------------------
NONINTEREST INCOME
Customer service fees                      $ 4,523        $     -       $  4,523          $ 4,388             $   -       $ 4,388
Equity in earnings of
      Sterling Capital Mortgage Company           -              -              -                -               462           462
Gain on the sale of
      University of Houston office             450              -            450                -                 -             -
Condemnation award                               -              -              -              478                 -           478
Gain on sale of mortgage loans                   -          5,163          5,163                -                 -             -
Other                                        2,472          1,278          3,750            2,239                 -         2,239
                                       ------------------------------------------  -----------------------------------------------
      Total                                $ 7,445        $ 6,441       $ 13,886          $ 7,105             $ 462       $ 7,567
                                       ==========================================  ===============================================

The income from SCMC consists primarily of fees and gains on sale of mortgage loans. These gains are from recurring loan production, as the average length of time a mortgage loan is held in portfolio at SCMC is approximately twenty-five to thirty days. During the first six months of 1999, SCMC had $492 million in loan fundings.

NONINTEREST EXPENSE - Noninterest expenses increased $8.8 million, or 30.0%, to $38.3 million for the first six months of 1999 as compared to $29.5 million for the same period in 1998. As discussed in the previous section, results of operations from SCMC were included in their natural classifications subsequent to July 2, 1998. This accounts for $5.2 million of the increase in noninterest expense, as shown in the table below.

Noninterest expense for the six months ended June 30, is summarized as follows:

                                                Six Months Ended June 30, 1999              Six Months Ended June 30, 1998
                                       ------------------------------------------  -----------------------------------------------
                                         Commercial      Mortgage                      Commercial         Mortgage
                                          Banking        Banking        Combined        Banking           Banking       Combined
                                       ------------------------------------------  -----------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits            $ 17,151        $ 3,145       $ 20,296         $ 14,931           $ -        $ 14,931
Occupancy expense                            4,641          1,067          5,708            3,839             -           3,839
Technology                                   1,872              9          1,881            2,271             -           2,271
Supplies                                       651            171            822              603             -             603
Professional fees                            1,029             69          1,098              988             -             988
Minority interest expense                    1,334            166          1,500            1,334             -           1,334
Other                                        6,429            559          6,988            5,496             -           5,496
                                       ------------------------------------------  ------------------------------- ----------------
      Total                               $ 33,107        $ 5,186       $ 38,293         $ 29,462            $ -       $ 29,462
                                       ==========================================  =============================== ================

Salaries and employee benefits from commercial banking for the six-month period ended June 30, 1999 were $17.2 million, as compared to $14.9 million for the same period in 1998, an increase of $2.2 million or 14.9%. The increase is due to an increase in headcount as result of supporting a larger customer base and a concentrated effort to increase loan growth. During 1998, the Bank opened a new office location in Fort Bend County. Also, the Bank hired fifteen new lenders during 1998 and nine during the first half of 1999. The remaining increase in personnel costs is attributable to normal market adjustments and cost-of-living pay increases.

Occupancy expense relating to commercial banking for the six-month period ended June 30, 1999 was $4.6 million, as compared to $3.8 million for the same period in 1998, an increase of 20.9%. This increase is the result of opening the new office in Fort Bend County in May 1998, and leasing additional space for the new cash management, brokerage services, trust administration and call center areas, as well as for portions of the central departments which have now outgrown the original central operations office.

Other noninterest expense from commercial banking for the six-month period ended June 30, 1999 was $6.4 million, as compared to $5.5 million for the same period in 1998, an increase of $933 thousand or 17.0%. The majority of the increase is due to the special charges recorded in the second quarter of 1999 related to the merger with Houston Commerce. Additionally, the Company expanded its marketing efforts into television advertising in the first half of 1999 resulting in increased marketing expenses of $388 thousand in 1999.

PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes decreased from 31.8% for the first half of 1998 to 30.8% for the first half of 1999. This decrease is related to the $823 thousand increase in interest income from tax-exempt securities.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO SAME PERIOD IN 1998

NET INCOME - Net income for the three-month period ended June 30, 1999, was $4.6 million as compared to $4.6 million for the same period in 1998.

NET INTEREST INCOME - Net interest income for the three-month period ended June 30, 1999, was $21.5 million, as compared to $19.6 million for the same period in 1998, an increase of $1.9 million or 9.7%. The growth in net interest income is attributable primarily to an increase in average earning assets, enhanced by the maintenance of a strong net interest margin. Average earning assets for the three months ended June 30, 1999, were $1.4 billion, up $70.4 million, or 5.4% from $1.3 billion for the same period in 1998. The yield on average earning assets for the three-month period ended June 30, 1999, was 8.31%, as compared to 8.55% for the same period in 1998. This decrease is due primarily to an overall decline in interest rates. For the second three months of 1999, average total loans represented 76.3% of average total interest earning assets, compared to 72.9% for the same period in 1998. The cost of interest bearing liabilities declined 64 basis points from 3.81% in 1998 to 3.17% in 1999. The Company's 6.34% tax equivalent net interest margin for the second quarter of 1999 increased from the 6.05% net interest margin recorded during the same period in 1998. This is the result of growth in average noninterest bearing demand deposits of $53.5 million, or 12.9%, reinvestment of earnings and issuance of stock resulting in an increase of average equity of $23.8 million, or 23.7%.

The following schedule gives a comparative analysis of the Company's daily average interest earning assets and interest bearing liabilities for the three-month periods ended June 30, 1999 and 1998, respectively:

                          CONSOLIDATED YIELD ANALYSIS
                          THREE MONTHS ENDED JUNE 30,
                             (Dollars in thousands)

                                                             1999                                         1998
                                         --------------------------------------------  -------------------------------------------
                                             Average                                      Average
                                             Balance        Interest       Yield          Balance        Interest       Yield
                                         ---------------  ------------  -------------  --------------  ------------  -------------
Interest Earning Assets:
Interest bearing deposits in financial
   institutions                              $    1,079      $     16          5.95%      $    6,328      $    104          6.59%
Federal funds sold                               25,711           409          6.38%          34,603           468          5.42%
Securities purchased under agreements
  to resell                                      33,510           528          6.32%          29,386           520          7.10%
Investment securities (taxable)                 201,478         2,852          5.68%         255,356         3,837          6.03%
Investment securities (tax-exempt)               65,056           741          4.57%          28,498           340          4.79%
Loans (taxable)                               1,051,132        23,989          9.15%         953,181        22,593          9.51%
Loans (tax-exempt)                                  595            11          7.41%             790            15          7.62%
                                         ---------------  ------------  -------------  --------------  ------------  -------------
  Total Interest Earning Assets               1,378,561        28,546          8.31%       1,308,142        27,877          8.55%

Noninterest Earning Assets:
Cash and due from banks                          70,773                                       74,951
Premises and equipment, net                      39,800                                       37,716
Other assets                                     50,411                                       19,236
Allowance for credit losses                     (11,914)                                      (9,924)
                                         ---------------                               --------------
  Total Noninterest Earning Assets              149,070                                      121,979
                                         ---------------                               --------------

  Total Assets                               $1,527,631                                   $1,430,121
                                         ===============                               ==============

Interest Bearing Liabilities:
Demand and savings deposits                  $  541,831      $  3,006          2.23%      $  539,803      $  3,949          2.93%
Certificates and other time deposits            339,375         3,916          4.63%         313,406         4,107          5.26%
Other borrowings                                 14,485           163          4.51%          21,883           254          4.66%
                                         ---------------  ------------  -------------  --------------  ------------  -------------
  Total Interest Bearing Liabilities            895,691         7,085          3.17%         875,092         8,310          3.81%

Noninterest Bearing Liabilities:
    Demand deposits                             468,850                                      415,302
    Other liabilities                            10,187                                       10,583
Trust preferred securities                       28,750                                       28,750
Shareholders' equity                            124,153                                      100,394
                                         ---------------                               --------------
                                                631,940                                      555,029
                                         ---------------                               --------------

  Total Liabilities and Shareholders'
    Equity                                   $ 1,527,631                                  $ 1,430,121
                                         ===============                               ==============

Net Interest Income & Margin                                 $ 21,461          6.24%                      $ 19,567          6.00%
                                                          ============  =============                  ============  =============

Net Interest Income & Margin (tax
  equivalent)                                                $ 21,806          6.34%                      $ 19,725          6.05%
                                                          ============  =============                  ============  =============

PROVISION FOR CREDIT LOSSES - The provision for credit losses for the second quarter of 1999 was $2.1 million, as compared to $1.9 million for the same period in 1998, an increase of $197 thousand or

10.4%. During the second quarter of 1999, an additional provision was recorded for Houston Commerce to align their methodology for establishing the allowance with that of the Company.

NONINTEREST INCOME - Total noninterest income for the three-month period ended June 30, 1999 was $7.6 million, as compared to $4.1 million for the same period in 1998, an increase of $3.5 million or 84.6%. As a result of the change in reporting presentation described in Note 5 to the unaudited interim consolidated financial statements included in Part I of this document, noninterest income from SCMC of $3.9 million is now consolidated into the Company's income. For the three months ended June 30, 1998, the Company recorded equity earnings of
$269 thousand from SCMC.   Additionally, in June 1998, Humble obtained a
condemnation award, net of legal fees, of $478 thousand for damages to real property seized by the Texas Department of Transportation.

Noninterest income for the three months ended June 30, is summarized as follows:

                                                Quarter Ended June 30, 1999                  Quarter Ended June 30, 1998
                                         ------------------------------------------- --------------------------------------------
                                          Commercial       Mortgage                   Commercial         Mortgage
                                           Banking         Banking       Combined      Banking           Banking       Combined
                                         ------------------------------------------- --------------------------------------------
NONINTEREST INCOME
Customer service fees                       $ 2,258        $     -        $ 2,258      $ 2,205             $   -       $ 2,205
Equity in earnings of
      Sterling Capital Mortgage Company           -              -              -            -               269           269
Condemnation award                                -              -              -          478                 -           478
Gain on sale of mortgage loans                    -          3,266          3,266            -                 -             -
Other                                         1,428            645          2,073        1,164                 -         1,164
                                         ------------------------------------------- --------------------------------------------
      Total                                 $ 3,686        $ 3,911        $ 7,597      $ 3,847             $ 269       $ 4,116
                                         =========================================== ============================================

NONINTEREST EXPENSE - Noninterest expense increased $5.3 million, or 34.5%, to $20.5 million for the second quarter of 1999 as compared to $15.2 million for the same period in 1998. As discussed in the previous section, results of operations from SCMC were included in their natural classifications subsequent to July 2, 1998. This accounts for $2.9 million of the increase in noninterest expense, as shown in the table below. Also, the special charge of $1 million relating to the merger with Houston Commerce in the second quarter of 1999 exceeded the special charge of $468 thousand relating to the merger with Humble National Bank in the second quarter of 1998.

Noninterest expense for the three months ended June 30, is summarized as follow:

                                                Quarter Ended June 30, 1999                 Quarter Ended June 30, 1998
                                         ------------------------------------------- --------------------------------------------
                                          Commercial       Mortgage                   Commercial         Mortgage
                                           Banking         Banking       Combined      Banking           Banking       Combined
                                         ------------------------------------------- --------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits            $  8,744        $ 1,831       $ 10,575       $  7,523               $ -      $  7,523
Occupancy expense                            2,468            519          2,987          1,923                 -         1,923
Technology                                   1,100              9          1,109          1,465                 -         1,465
Supplies                                       317             71            388            297                 -           297
Professional fees                              714             38            752            567                 -           567
Minority interest expense                      667            140            807            667                 -           667
Other                                        3,598            243          3,841          2,767                 -         2,767
                                         ------------------------------------------- --------------------------------------------
      Total                               $ 17,608        $ 2,851       $ 20,459       $ 15,209               $ -      $ 15,209
                                         =========================================== ============================================

Salaries and employee benefits from commercial banking for the three-month period ended June 30, 1999 were $8.7 million, as compared to $7.5 million for the same period in 1998, an increase of $1.2 million or 16.2%. The increase is primarily due to an increase in headcount as result of supporting a larger customer base and a concentrated effort to increase loan growth.

Occupancy expense relating to commercial banking for the three-month period ended June 30, 1999 was $2.5 million, as compared to $1.9 million for the same period in 1998, an increase of 28.3%. This increase is the result of opening the new office in Fort Bend County in May 1998, and leasing additional space for the new cash management, brokerage services, trust administration and call center areas, as well as for portions of the central departments which have now outgrown the original central operations office.

Other noninterest expense from commercial banking for the three-month period ended June 30, 1999 was $3.6 million, as compared to $2.8 million for the same period in 1998, an increase of $831 thousand or 30.0%. The majority of the increase is due to the special charges recorded in the second quarter of 1999 related to the merger with Houston Commerce. Additionally, the Company expanded its marketing efforts into television advertising in the first half of 1999 resulting in increased marketing expenses of $270 thousand in 1999.

PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes decreased from 29.8% for the second quarter of 1998 to 29.0% for the second quarter of 1999.

FINANCIAL CONDITION

Total Assets - The total consolidated assets of the Company remained constant at $1.5 billion as of June 30, 1999.

Cash and Cash Equivalents - The Company had cash and cash equivalents of $78.1 million at June 30, 1999. Comparatively, the Company had $139.7 million in cash and cash equivalents on December 31, 1998, a decrease of $61.6 million or 44.1%. The decrease was due to the reinvestment of the funds in loans, investment securities and repurchase agreements.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL - As of June 30, 1999, securities purchased under agreements to resell totaled $44.4 million as compared to $33.0 million as of December 31, 1998. The securities purchased are
SBA or USDA guaranteed loan certificates.   The Company has increased its
position in these securities to improve its liquidity position as well as to improve the overall yield of its liquid investments without substantially increasing risk. These repurchase agreements generally have a term of nine months or less.

SECURITIES - The Company's securities portfolio as of June 30, 1999, totaled $266.9 million, as compared to $250.3 million on December 31, 1998, an increase of $16.6 million or 6.6%.

LOANS HELD FOR SALE - Total loans held for sale decreased from $84.9 million at December 31, 1998 to $56.0 million at June 30, 1999, a decrease of $28.9
million, or 34.1%.   The decrease is partially due to the sale of the University of Houston office on March 25, 1999 that held student loans of $9.7 million as of December 31, 1998. Also, loans funded by the Bank through an intercompany mortgage warehouse to SCMC decreased by $19.2 million as compared to December 31, 1998.

LOANS HELD FOR INVESTMENT - As of June 30, 1999, loans held for investment were $1.05 billion. When compared to loans held for investment of $952.5 million on December 31, 1998, the loan balance at June 30, 1999 represents a year-to-date $92.3 million increase in internal loan production, net of loan reductions, or an increase of 9.7%. At June 30, 1999, loans held for investment as a percentage of assets and deposits were 67.5% and 77.1%, as compared to 62.6% and 70.8% at December 31, 1998, respectively.

The following table summarizes the Company's held for investment loan portfolio by type of loan as of June 30, 1999 (in thousands):

                                                                    Percent of
                                                                      Total
                                                                   -----------
Commercial, financial and industrial                   $ 378,025        36.18%
Real estate - commercial                                 284,904        27.27%
Real estate - residential mortgage                       152,859        14.63%
Real estate - construction                               118,192        11.31%
Foreign commercial and industrial                          5,502         0.53%
Consumer and other                                       105,897        10.13%
     Less unearned discount                                 (543)       -0.05%
                                                    -------------  -----------
         Total loans held for investment             $ 1,044,836       100.00%
                                                    =============  ===========

ALLOWANCE FOR CREDIT LOSSES - The following is a summary of the changes in the allowance for credit losses for the six months ended June 30, 1999, and the relationship of the allowance to total loans at June 30, 1999, and December 31, 1998 (in thousands):

Allowance for credit losses, December 31, 1998                  $ 10,829
Charge-offs                                                       (2,182)
Recoveries                                                           360
Provision for credit losses                                        3,786
                                                        -----------------
Allowance for credit losses, June 30, 1999                      $ 12,793
                                                        =================

                                                            June 30,          December 31,
                                                              1999                1998
                                                        -----------------   -----------------
Loans held for investment at period-end                      $ 1,044,836           $ 952,518
Allowance for credit losses                                  $    12,793           $  10,829
Allowance as a percent of period-end loans                          1.22%               1.14%

In order to determine the adequacy of the allowance for credit losses, management considers the risk classification and delinquency status of loans and other factors. Management also establishes specific allowances for credits which management believes require allowances greater than those allocated according to their risk classification. An unallocated allowance is also established based on the Company's historical charge-off experience over the last ten years. The Company will continue to monitor the adequacy of the allowance for credit losses to determine the appropriate accrual for the Company's provision for credit losses. See "Contingencies and Uncertainties--Year 2000" for a discussion of the analysis of the adequacy of the allowance for credit losses with respect to Year 2000 credit risks.

RISK ELEMENTS - Non-performing, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Sixteen properties make up the $1.4 million of other real estate owned ("ORE") at June 30, 1999. All properties are carried at the current fair market value, less estimated selling and holding costs.

The Company defines potential problem loans as those loans for which information known by management creates serious doubt regarding a borrower's ability to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as substandard, doubtful, or loss. As of June 30, 1999, the Company has no material foreign loans outstanding or loan concentrations.

The following table summarizes total non-performing assets and potential problem loans at December 31, 1998 and at June 30, 1999:

                                                                  June 30,        December 31,
                                                                    1999              1998
                                                              -----------------  ----------------
                                                                          (In thousands)
Nonaccrual loans                                                      $  4,284          $  4,230
Restructured loans                                                         220               312
Accruing loans past due 90 days or more                                    190               824
                                                              -----------------  ----------------
   Total nonperforming loans                                             4,694             5,366
ORE and other foreclosed assets                                          1,778             2,321
                                                              -----------------  ----------------
   Total nonperforming assets                                         $  6,472          $  7,687
                                                              =================  ================

Total nonperforming loans as a % of gross loans held                      0.45%             0.56%
   for investment

Total nonperforming assets as a % of total assets                         0.42%             0.51%

Potential problem loans, other than those shown
   above as nonperforming                                             $ 26,973          $ 20,870

PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation, as of June 30, 1999, remained constant at $39.6 million. During 1999, the Company purchased assets of $5.3 million, disposed of assets of $2.5 million and recorded depreciation expense of $2.8 million. The assets purchased were primarily related to relocating the Fort Bend office and the purchase of land for the future site of a central operations complex. The disposed assets were primarily those of the University of Houston office.

DEPOSITS - Total deposits as of June 30, 1999, were $1.4 billion, as compared to $1.3 billion on December 31, 1998, an increase of $9.3 million, or 0.7%. Noninterest bearing demand deposits at June 30, 1999, were $478.3 million, as compared to $469.1 million at December 31, 1998, an increase of $9.2 million or 2.0%. The percentage of noninterest bearing deposits to total deposits as of June 30, 1999 continued to be strong at 35.3%. It should be noted that while, on a period-end basis, deposits remained relatively flat, average total deposits of the first half of 1999 increased by 7.8% compared to the first half of 1998 and noninterest bearing deposits increased by 15.6%.

CAPITAL RESOURCES AND LIQUIDITY

SHAREHOLDERS' EQUITY - The Company's risk-based capital ratios remain above the levels designated by regulatory agencies under the prompt corrective action framework as "well capitalized" on June 30, 1999, with Tier-1 Capital, Total Risk-Based Capital, and Leverage Capital Ratios of 11.58%, 12.59%, and 10.49%, respectively.

LIQUIDITY - Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders' dividends. The Company has instituted asset/liability management policies, including a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The Company has numerous sources of liquidity including a significant portfolio of short-term assets, marketable investment securities (excluding those presently classified as "held-to-maturity"), increases in customers' deposits, and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks and an advancement arrangement with the Federal Home Loan Bank ("FHLB").

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

The Year 2000 problem involves the risk that computer programs and systems may not perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. These erroneous results could affect interest payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. Our failure or that of our suppliers and borrowers to address the Year 2000 problem could have a material adverse effect on our financial condition, results of operations, or liquidity.

THE COMPANY'S STATE OF READINESS - Management has developed and commenced implementation of a comprehensive plan in April 1997 to ensure that the Company's operational and financial systems will not be adversely affected by Year 2000 software programming errors. In October 1995, the boards of directors of the Company and the Bank approved a three-year technology plan, prior to formal adoption of the Year 2000 Plan. The technology plan represented a comprehensive program to reengineer and redesign our entire information systems, telecommunications and technology infrastructure.

Implementation of the Company's Year 2000 Plan has been actively managed the Bank and regularly supervised by the banking regulatory authorities. Our Year 2000 project management team, with representation from all functional and operational areas of the Bank, has been working to ensure Year 2000 readiness. Four full-time employees have been dedicated to the project team with the requisite level of experience and knowledge to ensure that all mission critical applications are Year 2000 compliant. In addition, we have retained experienced consultants to assist in the assessment of Year 2000 risks to the Bank's loan portfolio and overall asset quality. The board of directors of the Company and the Bank are cognizant of the Year 2000 business risk, have formally reviewed and approved the Year 2000 plan, and have committed the necessary resources for successful completion of the project. Senior management is thoroughly involved in the Year 2000 compliance effort and has closely monitored the effort. Regular status reports have been furnished to the Company's board of directors. All employees have been required to attend training programs regarding the Year 2000 issue and our plan.

Our Year 2000 project team has conducted a complete inventory of all systems, applications and lines of business to assess and prioritize the potential risks of any Year 2000 errors related to the integrity of our systems and applications, the accuracy of data and critical information, and the operational stability of all management information systems and bank office environments. Based upon the risk priorities identified through the inventory and assessment phase, we have tested all applications. As part of the testing process, we constructed a stand alone network to safely test all networked systems and applications. All mission critical applications or systems were deemed through the testing and validation phases to be Year 2000 compliant but will be retested throughout the remainder of 1999. Concerning non-information technology systems (embedded microcontrollers, etc.) we have tested such things as vault doors and alarm systems and we are not aware of any problems with such systems.

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

COSTS TO ADDRESS YEAR 2000 ISSUES - At this time management cannot predict the total financial costs associated with the Year 2000 issue with absolute certainty. We spent a combined total of $3 million during fiscal years 1996 to 1997 and approximately $300 thousand during fiscal year 1998 to upgrade our core data processing, network communications, and teller systems. As part of the selection process for new systems and software applications, each system and application upgrade was evaluated for Year 2000 compliance. We estimate 1999 costs related to Year 2000 readiness at $750 thousand. As of June 30, 1999, the Bank had spent a total of $1.8 million on Year 2000 readiness.

THE RISKS OF OUR YEAR 2000 ISSUES - Our significant possible Year 2000 risks that could adversely impact our business operations and financial condition include: the inability to process checks through the normal payment system; the inability to post customer accounts or calculate interest accruals properly; liquidity risks arising from customers' possible fears about Year 2000 problems; loan losses arising from the business impact of bank or mortgage customers not being adequately prepared; and business interruption from vendors who are not adequately prepared.

We do not expect any of these risks to be probable of having an adverse impact on our operations. Nevertheless, we have developed contingency plans to address these possibilities.

OUR CONTINGENCY PLANS - For the computer systems and facilities that we have determined to be most critical, we have completed the development, testing, and adoption of business contingency and resumption plans as of June 30, 1999.
These plans conform to recently issued guidance from the Federal Financial Institutions Examinations Council on business contingency planning for Year 2000 readiness. Contingency plans include manual workarounds, identification of resource requirements and alternative solutions for resuming critical business processes in the event of a Year 2000 related failure. Testing and training of the personnel necessary to deploy any of the business contingency and resumption plans will be ongoing throughout 1999.


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

ITEM 2.  CHANGES IN SECURITIES

There were no changes in securities during the six months ended June 30, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

STOCKHOLDER PROPOSALS FOR 2000 ANNUAL MEETING OF STOCKHOLDERS

Any proposal of stockholders to be included in the Company's proxy statement relating to the Company's 2000 Annual Meeting of Stockholders pursuant to Rule 14a-8 under the Exchange Act must be received by the Company at its principal executive offices no later than December 24, 1999; such proposal must also comply with the Company's Bylaws and Rule 14a-8 if the proposal is to be considered for inclusion in the Company's proxy statement for such meeting. The Company must receive notice of any stockholder proposal to be brought before the meeting outside the process of Rule 14a-8 at the Company's principal executive offices not less than 45 days nor more than 180 days prior to the meeting; provided, if the Company gives notice or prior public disclosure of the date of the annual meeting less than 50 days before the meeting, such stockholders notice must be received not later than the close of business on the seventh day following the date on which the Company's notice of the date of the annual meeting was mailed or public disclosure made. The form of such stockholder notice must also comply with the Company's Bylaws.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

EXHIBIT 11.  COMPUTATION OF EARNINGS PER SHARE

Included as Note 3 to Interim Consolidated Financial Statements on page 6 of this Form 10-Q.

EXHIBIT 27.  FINANCIAL DATA SCHEDULE

The required Financial Data Schedules have been included as Exhibits 27 to 27.10 of the Form 10-Q filed electronically with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Sterling Bancshares, Inc.
                           -------------------------
                                  (Registrant)


August 16, 1999            BY:   /s/ George Martinez
                                 --------------------------------------------
                                 George Martinez
                                 Chairman and Chief Financial Officer