Form 10-Q
period 1999-09-30
STERLING BANCSHARES INC
filed 1999-11-10
CIK 891098

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                  ___________

                                  FORM  10 - Q
                                  ____________

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 ("Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                     Yes     X            No _____________
                        -----------

The number of shares outstanding of each class of the registrant's capital stock as of September 30, 1999:

         CLASS OF STOCK                              SHARES OUTSTANDING
         ----------------                           --------------------
     Common Stock, Par Value $1.00                       25,990,934


================================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                           September 30,           December 31,
                                                               1999                    1998
                                                          -------------           -------------
                                                           (Unaudited)


ASSETS
Cash and cash equivalents                                 $   93,279             $   139,690
Interest bearing deposits in financial institutions              355                     600
Securities purchased with an agreement to resell              37,435                  32,992
Available-for-sale securities, at fair value                 284,460                  92,338
Held-to-maturity securities, at amonized cost                167,847                 157,990
Loans held for sale                                           45,192                  84,855

Loans held for investment                                  1,087,491                 952,518
Allowance for credit losses                                  (13,329)                (10,829)
                                                          ----------              ----------
   Loans, net                                              1,074,162                 941,689
Accrued interest receivable                                    9,838                   8,952
Real estate acquired by foreclosure                            1,464                   1,965
Premises and equipment, net                                   40,960                  39,574
Goodwill, net                                                  5,733                   6,064
Other assets                                                  40,516                  13,871
                                                          ----------              ----------
TOTAL ASSETS                                              $1,801,241              $1,520,580
                                                          ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
   Noninterest bearing                                    $  492,436              $  469,183
   Interest bearing                                          559,270                 534,887
Certificates of deposit and other time deposits              358,472                 341,241
                                                          ----------             -----------
   Total deposits                                          1,410,178               1,345,311
Securities sold under agreements to repurchase and
   other borrowed funds                                      217,060                  15,333
Accrued interest payable and other liabilities                13,079                  11,236
ESOP indebtedness                                                  -                     186
Notes payable                                                      -                   1,883
                                                          ----------             -----------
   Total liabilities                                       1,640,317               1,373,949


COMPANY-OBLIGATED MANDITORILY REDEEMABLE
   TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST             28,750                  28,750

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY         1,210                     948

Shareholders' equity:
   Convertible preferred stock, $1 par value,
     1 million shares authorized                                  88                     137
   Common stock, $1 par value, 50 million
     shares authorized                                        25,991                  25,526
   Capital surplus                                            28,492                  27,038
   Retained earnings                                          75,908                  64,015
   ESOP indebtedness                                               -                    (186)
   Accumulated other comprehensive income--net unrealized
     loss on available-for-sale securities, net of tax           485                     403
                                                          ----------              ----------
        Total shareholders' equity                           130,964                 116,933
                                                          ----------              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $1,801,241              $1,520,580
                                                          ==========              ==========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands)

                                                                      THREE MONTHS                  NINE MONTHS
                                                                  ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                    1999       1998               1999      1998
                                                                  -------------------           -------------------
Interest income:
  Loans, including fees                                           $ 25,370    $22,929          $ 72,204   $ 66,441
  Securities:
    Taxable                                                          4,047      3,414             9,819     11,459
    Tax-exempt                                                         845        533             2,259      1,124
  Federal funds sold and securities purchased under agreements
    to resell                                                          847      1,291              2,986      2,994
  Deposits in financial institutions                                     3         65                 75        322
                                                                  --------   --------           --------   --------
      Total interest income                                         31,112     28,232             87,343     82,340

Interest expense:
  Demand and savings deposits                                        3,437      3,824              9,390     11,711
  Certificates and other time deposits                               4,065      4,202             12,121     12,106
  Other borrowed funds                                               1,227        274              1,539        807
  ESOP indebtedness                                                      -         12                  -         28
                                                                  --------   --------           --------   --------
    Total interest expense                                           8,729      8,312             23,050     24,652
                                                                  --------   --------           --------   --------
    NET INTEREST INCOME                                             22,383     19,920             64,293     57,688
                                                                  --------   --------           --------   --------
      Provision for credit losses                                    1,928      1,456              5,714      4,312
                                                                  --------   --------           --------   --------
    NET INTEREST INCOME AFTER
      PROVISION FOR CREDIT LOSSES                                   20,455     18,464             58,579     53,376

Noninterest income:
  Customer service fees                                              2,527      2,254              7,050      6,642
  Equity in earnings of Sterling Capital Mortgage Company                -          -                  -        495
  Gain on sale of mortgage loans                                     2,703      2,906              7,866      2,906
  Other                                                              1,954      2,209              6,154      4,893
                                                                  --------   --------           --------   --------
    Total noninterest income                                         7,184      7,369             21,070     14,936

Noninterest expense:
  Salaries and employee benefits                                    10,942      9,183             31,238     24,114
  Occupancy expense                                                  2,819      2,542              8,527      6,381
  Net losses (gains) and carrying costs of real estate acquired
    by foreclosure                                                       6        153                (67)       191
  FDIC assessment                                                       67        134                331        263
  Technology                                                           796        809              2,677      3,080
  Postage and delivery charges                                         383        418              1,215      1,012
  Supplies                                                             366        459              1,188      1,062
  Professional fees                                                    350        477              1,448      1,465
  Minority interest expense
    Company-obligated mandatorily redeemable trust preferred
      securities of subsidiary trust                                   667        667              2,001      2,001
    Sterling Capital Mortgage Company                                   95        190                261        190
  Other                                                              2,760      3,071              8,725      7,806
                                                                  --------   --------           --------   --------
    Total noninterest expense                                       19,251     18,103             57,544     47,565

    NET INCOME BEFORE INCOME TAXES                                   8,388      7,730             22,105     20,747
      Provision for income taxes                                     2,657      2,627              6,876      6,767
                                                                  --------   --------           --------   --------
    NET INCOME                                                    $  5,731   $  5,103           $ 15,229   $ 13,980
                                                                  ========   ========           ========   ========
EARNINGS PER SHARE:
  Basic                                                           $   0.22   $   0.20           $   0.59   $   0.56
                                                                  ========   ========           ========   ========
  Diluted                                                         $   0.22   $   0.19           $   0.58   $   0.53
                                                                  ========   ========           ========   ========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                               Nine months ended September 30,
                                                                                    1999              1998
                                                                               --------------    --------------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $     15,229        $    13,980
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Amorization and accretion of premiums and discounts
          on securities, net                                                            356                325
        Equity in undistributed earnings of Sterling Capital Mortgage
          Company                                                                         -               (437)
        Provision for credit losses                                                   5,714              4,312
        Write-downs, less gains on sale of real estate acquired by
          foreclosure and repossessed assets                                           (219)              (101)
        Depreciation an amorization                                                   4,726              3,991
        Net change in loans held for sale, excluding loans sold with
          University of Houston office location                                      28,746            (11,767)
        Gain on the sale of University of Houston office location                      (450)                 -
        Increase in accrued interest receivable and other assets                    (27,960)              (469)
        Increase (decrease) in accrued interest payable and other liabilities         2,205             (1,046)
                                                                                 ----------           ---------
          Net cash provided by operating activities                                  28,347              8,788


CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in securities purchased under agreements to resell                        (4,443)           (20,749)
  Proceeds from maturity and paydowns of held-to-maturity securities                 21,939             61,853
  Purchases of held-to-maturity securities                                          (32,046)           (30,660)
  Proceeds from maturity and paydowns of available-for-sale securities               27,458             61,608
  Purchases of available-for-sale securities                                       (219,549)           (42,180)
  Net increase in loans held for investment                                        (138,743)          (115,542)
  Proceeds from sale of real estate acquired by foreclosure                           1,276              1,869
  Net decrease in interest-bearing deposits in financial institutions                   245                309
  Cash and cash equivalents acquired with Sterling Capital Mortgage Company
  Proceeds from sale of University of Houston office location                         5,269                  -
  Proceeds from sale of premises and equipment                                        3,098                782
  Purchase of premises and equipment                                                 (8,706)            (5,291)
                                                                                 ----------          ---------
        Net cash used in investing activities                                      (344,202)           (88,001)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                   71,066             96,475
  Net increase(decrease) in repurchase agreements/funds purchased                   201,727            (19,215)
  Proceeds from issuance of common stock and preferred stock                          1,870              2,735
  Repayment of notes payable                                                         (1,883)              (417)
  Redemption of preferred stock                                                           -                (21)
  Dividends paid                                                                     (3,336)            (2,881)
                                                                                 ----------          ---------
          Net cash provided by financing activities                                 269,444             76,676

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (46,411)            (2,537)


CASH AND CASH EQUIVALENTS:
  Beginning of period                                                               139,690            151,744
                                                                                  ----------         ---------
  End of period                                                                   $  93,279          $ 149,207
                                                                                  ==========         =========

Supplemental information:
  Income taxes paid                                                               $   7,700          $   5,523
                                                                                  ==========         =========
  Interest paid                                                                   $  23,001          $  24,374
                                                                                 ===========         =========
  Noncash investing and financing activities:
     Acquisitions of real estate through foreclosure of collateral                $     550          $   2,552
                                                                                 ===========        ==========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 1998.

2.  Acquisition:

On June 1, 1999, the Company acquired B.O.A. Bancshares and its subsidiary Houston Commerce Bank (hereinafter collectively referred to as "Houston Commerce") in exchange for 1,854,600 shares of the Company's common stock. This transaction was accounted for as a pooling of interests and previously issued financial statements have been restated accordingly.

The following table reflects the results of operations of the Company and Houston Commerce as separate entities and the combined amounts after the pooling of interests (in thousands):

                                                        Nine Months Ended September 30,
                              -------------------------------------------------------------------------------
                                                 1999                                1998
                              --------------------------------------   --------------------------------------
                              Sterling                                   Sterling
                              (without                                  (without
                               Houston       Houston                      Houston      Houston
                              Commerce)      Commerce      Combined      Commerce)    Commerce       Combined
                             ----------     ---------     ----------    -----------  ----------    -----------
Interest income              $  80,440     $   6,903     $   87,343    $   76,822   $    5,518     $   82,340
Interest expense                20,774         2,276         23,050        22,647        2,005         24,652
                             ---------     ---------     ----------    ----------    ---------      ---------
Net interest income             59,666         4,627         64,293        54,175        3,513         57,688
Provision for credit losses      5,198           516          5,714         4,073          239          4,312
                             ---------     ---------     ----------    ----------    ---------      ---------
Net interest income after
  provision for loan losses     54,468         4,111         58,579        50,102        3,274         53,376

Noninterest income              20,210           860         21,070        14,016          920         14,936
Noninterest expense             53,262         4,282         57,544        44,479        3,086         47,565
                             ---------     ---------     ----------    ----------    ---------      ---------

Net income before income
  taxes                         21,416           689         22,105        19,639        1,108         20,747

Provision for income taxes       6,654           222          6,876         6,390          377          6,767
                             ---------     ---------     ----------    ----------    ---------      ---------

Net income                   $  14,762      $    467     $   15,229    $   13,249    $     731      $  13,980
                             =========     =========     ==========    ==========    =========      =========


3.  Earnings Per Common Share

Earnings per common share ("EPS") was computed based on the following (in thousands, except per share amounts):

                                        Three Months Ended September 30,                Nine Months Ended September 30,
                                           1999               1998                        1999                   1998
                                     ------------------   --------------------        -------------------  -----------------
                                                  Per                   Per
                                     Amount      Share       Amount    Share          Amount    Per Share    Amount   Per Share
                                    --------    -------     --------  --------       --------  -----------  --------  ----------
Net income                        $    5,731               $   5,103                $  15,229              $  13,980
                                  ==========               =========                ==========             ==========
Basic:
  Weighted average shares
     outstanding                      25,920    $   0.22      25,413    $  0.20        25,737     $  0.59   $  25,093   $   0.56
                                                =========               ========                  ========              ========
Diluted:
  Add incremental shares for:
    Assumed exercise of
      outstanding options                349                     368                      341                     428
    Assumed conversion of
      preferred stock                    173                     477                      184                     689
                                    ---------               --------                 --------                --------
Total                                 26,442     $   0.22     26,258     $  0.19       26,262     $  0.58      26,210    $  0.53
                                    =========    =========  ========    =========    ========     ========    =======    ========



All previously reported amounts have been restated to reflect the acquisition of Houston Commerce on June 1, 1999 and the acquisition of Hometown Bancshares, Inc. on November 20, 1998, both of which were accounted for using the pooling of interests method.

4.  Shareholders' Equity

The following table displays the changes in shareholders' equity for the three and nine-month periods ended September 30, 1999 and 1998 (in thousands):


                                        Three Months Ended September 30,                Nine Months Ended September 30,
                                           1999               1998                        1999                   1998
                                     ------------------   --------------------        -------------------  -----------------
Equity, beginning of period                  $  125,008            $  102,793                 $  116,933             $  93,813
  Comprehensive income:
    Net income                      $  5,731              $  5,103                $  15,229                $  13,980
    Net change in net unrealized
      losses on AFS securities         1,116                   545                       82                      537
                                    --------              --------                 --------                 --------
          Total comprehensive
            income                                6,847                 5,648                     15,311                14,517
   Issuance of common stock,                        278                   278                      1,839                 2,341
   Common stock issued in exchange
      for an additional 40%
      interest in SCMC                                -                 4,630                          -                 4,630
   Redemption of common stock                         -                     -                          -                   (21)
   Issuance of preferred stock                        -                   394                         31                   394
   Cash dividends paid                           (1,169)                 (883)                    (3,336)               (2,880)
   ESOP indebtedness repayments                       -                    34                        186                   100
                                              ---------             ---------                  ---------             ---------
Equity, end of period                         $ 130,964             $ 112,894                  $ 130,964             $ 112,894
                                              =========             =========                  =========             =========


5.  Segments

On July 2, 1998, Sterling Bank (the "Bank") acquired an additional 40 percent interest in Sterling Capital Mortgage Company ("SCMC"), resulting in 80 percent ownership in SCMC. Accordingly, the financial position and results of operations of SCMC are reported on a consolidated basis with the Company. Whereas previously earnings from SCMC were shown on the income statement as "Equity in earnings from Sterling Capital Mortgage Company", earnings subsequent to July 2, 1998 are shown as components of their natural classifications. The commercial banking and mortgage banking segments are managed separately as each business requires different marketing strategies and each offers different products and services.

The Company evaluates each segment's performance based on the profit or loss from its operations before income taxes, excluding non-recurring items. Intersegment financing arrangements are accounted for at current market rates as if they were with third parties.

Summarized financial information by operating segment as of and for the nine-month periods ended September 30, follows (in thousands):

                                                     1999                                                 1998
                                ----------------------------------------------       ----------------------------------------------
                                Commercial          Mortgage                          Commercial        Mortgage
                                 Banking             Banking           Total            Banking          Banking             Total
                                -----------         ---------         --------       -----------        ----------         --------
Net interest income               $  64,293            $    -       $   64,293        $   57,688            $    -       $   57,688
Noninterest income                   11,317             9,753           21,070            10,687             3,754           14,441
Equity in earnings of SCMC                -                 -                -                 -               495              495
                                 ----------            ------       ----------        ----------            ------       ----------
      Total revenue                  75,610             9,753           85,363            68,375             4,249           72,624
Provision for credit losses           5,714                 -            5,714             4,312                 -            4,312
Noninterest expense                  49,713             7,831           57,544            45,072             2,493           47,565
                                 ----------            ------       ----------        ----------            ------       ----------
Income before income taxes           20,183             1,922           22,105            18,991             1,756           20,747
Provision for income taxes            6,020               856            6,876             6,266               501            6,767
                                 ----------            ------       ----------        ----------            ------       ----------
      Net income                 $   14,163            $1,066       $   15,229        $   12,725            $1,255       $   13,980
                                 ==========            ======       ==========        ==========            ======       ==========
Total assets                     $1,796,784            $4,457       $1,801,241        $1,495,120            $3,334       $1,498,454
                                 ==========            ======       ==========        ==========            ======       ==========

Intersegment interest was paid to the Company by SCMC in the amount of $2.8 million for the nine-month period ended September 30, 1999. Total loans in a mortgage warehouse of $45 million were eliminated in consolidation as of September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q and other documents filed by the Company with Securities and Exchange Commission contain forward-looking statements. By their nature, forward-looking statements are subject to risks and uncertainties. Forward-looking statements include information about possible or assumed future financial results of the Company and are not guarantees of future performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Forward looking-statement speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Many possible events, circumstances or other factors could affect the future financial performance of the Company. Accordingly, actual results may differ materially from what is expressed or forecasted in, or implied by any forward-looking statement. There are a broad range of factors, events, and developments that could affect the Company's future financial results. The Company's earnings and overall financial performance are sensitive to business and economic conditions. For example, deteriorating national or local economic conditions could decrease the demand for loan, deposit and other financial services and/or increase loan delinquencies and defaults. Changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments. Liquidity requirements could also be negatively influenced by fluctuations in assets and liabilities or off-balance sheet exposures. Fiscal and governmental policies of the United States federal government also affect the Company's business and earnings prospects. Changes in these policies are beyond the Company's control and are difficult to predict. Competitive factors may also have a significant impact on the Company's business and financial results. Legislative and regulatory developments may also have a significant impact on the Company's future operations. The foregoing discussion is merely a brief overview of the key factors that may affect the Company's future business prospects and financial results and is not a complete list or discussion of the full range of events, developments, facts and circumstances that may influence the Company's operations, earnings or financial condition.

SIGNIFICANT DEVELOPMENTS

Expansion - On June 1, 1999, the Company acquired B.O.A. Bancshares, Inc. and its subsidiary Houston Commerce Bank. Houston Commerce Bank had assets and deposits totaling $107 million and $92 million, respectively, at September 30, 1999. All previously reported amounts have been restated to reflect this transaction which is accounted for using the pooling of interests method.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SAME PERIOD IN 1998

NET INCOME - Net income for the nine-month period ended September 30, 1999, was $15.2 million as compared to $14.0 million for the same period in 1998, an increase of approximately $1.2 million or 8.9%. This increase is attributable to continued solid loan and deposit growth and maintenance of a strong tax equivalent net interest margin of 6.20% for the period.

NET INTEREST INCOME - Net interest income for the nine-month period ended September 30, 1999, was $64.3 million, as compared to $57.7 million for the same period in 1998, an increase of $6.6 million or 11.4%. The growth in net interest income is attributable primarily to an increase in average earning assets, enhanced by the maintenance of a strong net interest margin. Average earning assets for the nine months ended September 30, 1999, were $1.4 billion, up $118 million, or 9.2% from $1.3 billion for the same period in 1998. The yield on average earning assets for the nine-month period ended September 30, 1999, was 8.30%, as compared to 8.54% for the same period in 1998. This decrease is due primarily to an overall decline in interest rates. For the first nine months of 1999, average total loans represented 74.8% of average total interest earning assets, compared to 72.8% for the same period in 1998. The cost of interest bearing liabilities declined 47 basis points from 3.78% in 1998 to 3.31% in 1999. The Company's 6.20% tax equivalent net interest margin for the first nine months of 1999 increased from the 6.04% during the same period in 1998.

The following schedule gives a comparative analysis of the Company's daily average interest earning assets and interest bearing liabilities for the nine-month periods ended September 30, 1999 and 1998, respectively:

                          CONSOLIDATED YIELD ANALYSIS
                        NINE MONTHS ENDED SEPTEMBER 30,
                             (Dollars in thousands)

                                                                      1999                                  1998
                                                       -----------------------------------      ---------------------------------
                                                         Average                                 Average
                                                         Balance        Interest     Yield       Balance      Interest      Yield
                                                       ----------       --------     -----      ----------    --------      -----
Interest Earning Assets:
Interest bearing deposits in financial institutions    $    2,054       $    75       4.88%     $    7,347    $    322       5.86%
Federal funds sold                                         33,281         1,288       5.17%         35,939       1,477       5.49%
Securities purchased under agreements to resell            35,538         1,698       6.39%         28,573       1,517       7.10%
Securities (taxable)                                      217,298         9,819       6.04%        248,168      11,459       6.17%
Securities (tax-exempt)                                    67,254         2,259       4.49%         31,239       1,124       4.81%
Loans (taxable)                                         1,051,682        72,172       9.18%        937,429      66,396       9.47%
Loans (tax-exempt)                                            595            32       7.19%            761          45       7.91%
                                                       ----------       -------      -----      ----------    --------      -----
  Total Interest Earning Assets                         1,407,702        87,343       8.30%      1,289,456      82,340       8.54%

Noninterest Earning Assets:
Cash and due from banks                                    69,054                                   78,372
Premises and equipment, net                                40,174                                   38,069
Other assets                                               55,878                                   26,940
Allowance for credit losses                               (12,120)                                  (9,138)
                                                       ----------                               ----------
  Total Noninterest Earning Assets                        152,986                                  134,243
                                                       ----------                               ----------
  Total Assets                                         $1,560,688                               $1,423,699
                                                       ==========                               ==========
Interest Bearing Liabilities:
Demand and savings deposits                            $  545,415       $ 9,390       2.30%     $  539,245    $ 11,711       2.90%
Certificates and other time deposits                      345,938        12,121       4.68%        310,961      12,106       5.21%
Other borrowings                                           39,286         1,539       5.24%         22,182         835       5.03%
                                                       ----------       -------      -----      ----------    --------      -----
  Total Interest Bearing Liabilities                      930,639        23,050       3.31%        872,388      24,652       3.78%

Noninterest Bearing Liabilities:
Demand deposits                                           465,137                                  407,795
Other liabilities                                          11,843                                   12,033
Trust preferred securities                                 28,750                                   28,750
Shareholders' equity                                      124,319                                  102,733
                                                       ----------                               ----------
                                                          630,049                                  551,311
                                                       ----------                               ----------
  Total Liabilities and Shareholders' Equity           $1,560,688                               $1,423,699
                                                       ==========                               ==========

Net Interest Income & Margin                                            $64,293       6.11%                   $ 57,688       5.98%
                                                                        =======      =====                    ========      =====
Net Interest Income & Margin (tax equivalent)                           $65,328       6.20%                   $ 58,209       6.04%
                                                                        =======      =====                    ========      =====



PROVISION FOR CREDIT LOSSES - The provision for credit losses for the first nine months of 1999 was $5.7 million, as compared to $4.3 million for the same period in 1998, an increase of $1.4 million or 32.5%. The majority of this increase in the provision for credit losses is to provide for loan growth. Also, $335 thousand of this increase was due to an additional provision in 1999 for Houston Commerce to align their methodology for establishing the allowance with that of the Company. After net charge-offs of $3.2 million and provisions for the first nine months of 1999, the Company's allowance for credit losses increased by $2.5 million from $10.8 million on December 31, 1998, to $13.3 million on September 30, 1999. Please refer to the subsequent discussion of FINANCIAL CONDITION -- ALLOWANCES FOR CREDIT LOSSES for additional insight to management's approach and methodology in estimating the allowance for credit losses.

NONINTEREST INCOME - Total noninterest income for the nine-month period ended September 30, 1999 was $21.1 million, as compared to $14.9 million for the same period in 1998, an increase of $6.1 million or 41.1%. As a result of the change in reporting presentation described in Note 5 to the unaudited interim consolidated financial statements included in Part I of this document, noninterest income from SCMC of $9.8 million is now consolidated into the Bank's income. For the first six months of 1998, the Company recorded equity earnings
of $495 thousand from SCMC.   Additionally, in June 1998, the Humble office
obtained a condemnation award, net of legal fees, of $478 thousand for damages to real property seized by the Texas Department of Transportation. In the first quarter of 1999, the Company sold its banking office at the University of Houston for a gain of $450 thousand. Customer service fees increased 6.1% and other noninterest income increased 7.0% for the nine months ended September 30, 1999 compared with the same period in 1998. This compares to an increase in average demand and savings accounts for the comparable periods of 5.5%.

Noninterest income for the nine months ended September 30, is summarized as follows (in thousands):

                                        Nine Months Ended September 30, 1999          Nine Months Ended September 30, 1998
                                     -----------------------------------------        --------------------------------------
                                      Commercial        Mortgage                        Commercial      Mortgage
                                       Banking           Banking       Combined           Banking        Banking    Combined
                                     -----------------------------------------        --------------------------------------
NONINTEREST INCOME
Customer service fees                 $   7,050        $      -      $   7,050         $   6,642       $        -  $   6,642
Equity in earnings of
  Sterling Capital Mortgage Company           -               -              -                 -              495        495
Gain on the sale of
  University of Houston office              450               -            450                 -                -          -
Condemnation award                            -               -              -               478                -        478
Gain on sale of mortgage loans                -           7,866          7,866                 -            2,906      2,906
Other                                     3,817           1,887          5,704             3,567              848      4,415
                                      -----------------------------------------        --------------------------------------
     Total                             $ 11,317         $ 9,753       $ 21,070          $ 10,687        $   4,249   $ 14,936
                                      =========================================        =======================================


The income from SCMC consists primarily of fees and gains on sale of mortgage loans. These gains are from recurring loan production, as the average length of time a mortgage loan is held in portfolio at SCMC is approximately twenty-five to thirty days. During the first nine months of 1999, SCMC had $763 million in loan fundings, or $254 million average per quarter compared to $260 million for the third quarter of 1998. The gains on sale of mortgage loans of $2.9 million for the nine months ended September 30, 1998, represent third quarter gains only as SCMC's earnings were not consolidated with the Bank's for the first two quarters of 1998.

NONINTEREST EXPENSE - Noninterest expense increased $10.0 million, or 21.0%, to $57.5 million for the first nine months of 1999 as compared to $47.6 million for the same period in 1998. As discussed in the previous section, results of operations from SCMC were included in their natural classifications subsequent to July 2, 1998. This accounts for $5.3 million of the increase in noninterest expense, as shown in the table below.

Noninterest expense for the nine months ended September 30, is summarized as follows (in thousands):

                                          NINE MONTHS ENDED SEPTEMBER 30, 1999        NINE MONTHS ENDED SEPTEMBER 30, 1998
                                          ------------------------------------        ------------------------------------
                                           COMMERCIAL    MORTGAGE                      COMMERCIAL    MORTGAGE
                                            BANKING       BANKING     COMBINED          BANKING       BANKING     COMBINED
                                          ------------------------------------        ------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits              $26,463       $4,775      $31,238          $22,953        $1,161      $24,114
Occupancy expense                             6,936        1,591        8,527            5,866           515        6,381
Technology                                    2,634           43        2,677            3,080             -        3,080
Supplies                                        947          241        1,188              966            96        1,062
Professional fees                             1,338          110        1,448            1,425            40        1,465
Minority interest expense                     2,001          261        2,262            2,001           190        2,191
Other                                         9,394          810       10,204            8,781           491        9,272
                                            -----------------------------------------------------------------------------
    Total                                   $49,713       $7,831      $57,544          $45,072        $2,493      $47,565
                                            =============================================================================

Salaries and employee benefits from commercial banking for the nine-month period ended September 30, 1999, were $26.5 million, as compared to $23.0 million for the same period in 1998, an increase of $3.5 million or 15.3%. The increase is due to an increase in headcount as result of supporting a larger customer base and a concentrated effort to increase loan growth. During 1998, the Bank opened a new office location in Fort Bend County. Also, the Bank hired fifteen new lenders during 1998 and six during 1999. The remaining increase in personnel costs is attributable to normal market adjustments and cost-of-living pay increases.

Occupancy expense relating to commercial banking for the nine-month period ended September 30, 1999, was $6.9 million, as compared to $5.9 million for the same period in 1998, an increase of 18.2%. This increase is the result of opening the new office in Fort Bend County in May 1998, and leasing additional space for the new cash management, brokerage services, trust administration and call center areas, as well as for portions of the central departments which have now outgrown the original central operations office.

Other noninterest expense from commercial banking for the nine-month period ended September 30, 1999, was $9.4 million, as compared to $8.8 million for the same period in 1998, an increase of $613 thousand or 7.0%. In 1999, the Company expanded its marketing efforts by utilizing television advertising resulting in increased marketing expenses of $496 thousand.

PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes decreased from 32.6% for the first nine months of 1998 to 31.1% for the first nine months of 1999. This decrease is related to the $1.1 million increase in interest income from tax-exempt securities. Additionally, the Bank invested $25 million in bank-owned life insurance policies in August 1999. The $214 thousand of other income from these policies is tax-exempt.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SAME PERIOD IN 1998

NET INCOME - Net income for the three-month period ended September 30, 1999, was $5.7 million as compared to $5.1 million for the same period in 1998, an increase of approximately of $628 thousand or 12.3%. This increase is attributable to continued solid loan and deposit growth and maintenance of a strong tax equivalent net interest margin of 6.09% for the period.

NET INTEREST INCOME - Net interest income for the three-month period ended September 30, 1999, was $22.4 million, as compared to $19.9 million for the same period in 1998, an increase of $2.5 million or 12.4%. The growth in net interest income is attributable primarily to an increase in average earning assets, enhanced by the maintenance of a strong net interest margin. Average earning assets for the three months ended September 30, 1999, were $1.5 billion, up $152.2 million, or 11.4% from

1.3 billion for the same period in 1998. The yield on average earning assets for the three-month period ended September 30, 1999, was 8.33%, as compared to 8.42% for the same period in 1998. This decrease is due primarily to an overall decline in interest rates. The cost of interest bearing liabilities declined 21 basis points from 3.68% in 1998 to 3.47% in 1999. The Company's 6.09% tax equivalent net interest margin for the third quarter of 1999 increased from 6.02% during the same period in 1998. This is the result of growth in average noninterest bearing demand deposits of $47.8 million, or 11.2%, reinvestment of earnings and issuance of stock resulting in an increase of average equity of $18.0 million, or 16.2 %. However, the tax equivalent net interest margin for the third quarter of 1999 declined from the 6.34% in the second quarter of 1999. The decrease is a result of a leverage program initiated by the Bank in August 1999. Excluding the leverage program, the net interest margin would have been 6.29% for the third quarter of 1999. Please refer to the subsequent discussion of FINANCIAL CONDITION - - SECURITIES for discussion of the leverage program.

The following schedule gives a comparative analysis of the Company's daily average interest earning assets and interest bearing liabilities for the three-month periods ended September 30, 1999 and 1998, respectively:

                          CONSOLIDATED YIELD ANALYSIS
                        THREE MONTHS ENDED SEPTEMBER 30,
                             (Dollars in thousands)

                                                                    1999                              1998
                                                       ------------------------------     ------------------------------
                                                        Average                            Average
                                                        Balance     Interest    Yield      Balance     Interest    Yield
                                                       ----------   --------    -----     ----------   --------    -----
Interest Earning Assets:
Interest bearing deposits in financial institutions    $      291   $     3      4.09%    $    4,237    $    65    6.09%
Federal funds sold                                         16,088       194      4.78%        46,783        645    5.47%
Securities purchased under agreements to resell            38,782       653      6.68%        36,090        646    7.10%
Securities (taxable)                                      257,614     4,047      6.23%       226,314      3,414    5.98%
Securities (tax-exempt)                                    76,113       845      4.40%        40,665        533    5.20%
Loans (taxable)                                         1,092,252    25,360      9.21%       974,721     22,914    9.33%
Loans (tax-exempt)                                            544        10      7.29%           716         15    8.31%
                                                       ----------   -------     -----     ----------    -------   -----
  Total Interest Earning Assets                         1,481,684    31,112      8.33%     1,329,526     28,232    8.42%

Noninterest Earning Assets:
Cash and due from banks                                    62,335                             76,133
Premises and equipment, net                                40,607                             38,864
Other assets                                               69,913                             35,917
Allowance for credit losses                               (13,178)                            (9,807)
                                                       ----------                         ----------
  Total Noninterest Earning Assets                        159,677                            141,107
                                                       ----------                         ----------
  Total Assets                                         $1,641,361                         $1,470,633
                                                       ==========                         ==========

Interest Bearing Liabilities:
Demand and savings deposits                            $  555,986   $ 3,437      2.45%    $  548,559    $ 3,824    2.77%
Certificates and other time deposits                      352,336     4,065      4.58%       325,150      4,202    5.13%
Other borrowings                                           88,306     1,227      5.51%        21,439        286    5.29%
                                                       ----------   -------     -----     ----------    -------   -----
  Total Interest Bearing Liabilities                      996,628     8,729      3.47%       895,148      8,312    3.68%

Noninterest Bearing Liabilities:
    Demand deposits                                       473,756                            425,950
    Other liabilities                                      13,281                              9,814
Trust preferred securities                                 28,750                             28,750
Shareholders' equity                                      128,946                            110,971
                                                       ----------                         ----------
                                                          644,733                            575,485
                                                       ----------                         ----------
  Total Liabilities and Shareholders' Equity           $1,641,361                         $1,470,633
                                                       ==========                         ==========
Net Interest Income & Margin                                        $22,383      5.99%                  $19,920    5.94%
                                                                    =======     =====                   =======   =====

Net Interest Income & Margin (tax equivalent)                       $22,762      6.09%                  $20,169    6.02%
                                                                    =======     =====                   =======   =====

PROVISION FOR CREDIT LOSSES - The provision for credit losses for the third quarter of 1999 was $1.9 million, as compared to $1.5 million for the same
period in 1998, an increase of $472 thousand or 32.4%.   The increase in the
provision for credit losses is to provide for loan growth and a build up of the reserve from $12.8 million at June 30, 1999 to $13.3 million at September 30, 1999.

NONINTEREST INCOME - Total noninterest income for the three-month period ended September 30, 1999, was $7.1 million, as compared to $7.4 million for the same period in 1998, a decrease of $185 thousand or 2.5%.

Noninterest income for the three months ended September 30, is summarized as follows (in thousands):

                                            QUARTER ENDED SEPTEMBER 30, 1999            QUARTER ENDED SEPTEMBER 30, 1998
                                          ------------------------------------        ------------------------------------
                                           COMMERCIAL    MORTGAGE                      COMMERCIAL    MORTGAGE
                                            BANKING       BANKING     COMBINED          BANKING       BANKING     COMBINED
                                          ------------------------------------        ------------------------------------
NONINTEREST INCOME
Customer service fees                        $2,527       $    -       $2,527           $2,254        $    -       $2,254
Gain on sale of mortgage loans                    -        2,703        2,703                -         2,906        2,906
Other                                         1,345          609        1,954            1,361           848        2,209
                                             ----------------------------------------------------------------------------
    Total                                    $3,872       $3,312       $7,184           $3,615        $3,754       $7,369
                                             ============================================================================

Noninterest income from commercial banking increased 7.1% in the third quarter of 1999 compared to 1998. This increase is comparable to the 5.7% increase in average demand and savings accounts for the third quarter of 1999 compared to 1998.

Noninterest income from mortgage banking decreased $442 thousand, or 11.8%, in the third quarter of 1999 compared to the same period in 1998. The decrease in income was despite the fact that the mortgage company funded loans totaling $272 million for the third quarter of 1999, compared to $260 million in the third quarter of 1998. The compression in income resulted from lower spreads derived from the sale of mortgages.

NONINTEREST EXPENSE - Noninterest expense increased $1.1 million, or 6.3%, to $19.3 million for the third quarter of 1999 as compared to $18.1 million for the same period in 1998.

Noninterest expense for the three months ended September 30, is summarized as follow (in thousands):

                                            QUARTER ENDED SEPTEMBER 30, 1999            QUARTER ENDED SEPTEMBER 30, 1998
                                          ------------------------------------        ------------------------------------
                                           COMMERCIAL    MORTGAGE                      COMMERCIAL    MORTGAGE
                                            BANKING       BANKING     COMBINED          BANKING       BANKING     COMBINED
                                          ------------------------------------        ------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits               $ 9,312      $1,630       $10,942         $ 8,022        $1,161      $ 9,183
Occupancy expense                              2,295         524         2,819           2,027           515        2,542
Technology                                       762          34           796             809             -          809
Supplies                                         296          70           366             363            96          459
Professional fees                                384         (34)          350             437            40          477
Minority interest expense                        667          95           762             667           190          857
Other                                          2,890         326         3,216           3,285           491        3,776
                                             ----------------------------------------------------------------------------
    Total                                    $16,606      $2,645       $19,251         $15,610        $2,493      $18,103
                                             ============================================================================

Salaries and employee benefits from commercial banking for the three-month period ended September 30, 1999 were $9.3 million, as compared to $8.0 million for the same period in 1998, an increase of $1.3 million or 16.1%. The increase is primarily due to an increase in headcount resulting from the need to support a larger customer base and a concentrated effort to increase loan growth. During 1998 the Bank opened a new office location in Fort Bend County. Also, the Bank hired four new lenders during the third quarter of 1998 and six new lenders during the first nine months of 1999. The remaining increase in personnel costs is attributable to normal market adjustments and cost-of-living pay increases.

Occupancy expense relating to commercial banking for the three-month period ended September 30, 1999, was $2.3 million, as compared to $2.0 million for the same period in 1998, an increase of 13.2%. This increase is the result of leasing space for the new Fort Bend office in November 1998, and leasing additional space for the new cash management, brokerage services, trust administration and call center areas, as well as for portions of the central departments which have now outgrown the original central operations office.

Other noninterest expense from commercial banking for the three-month period ended September 30, 1999, was $2.9 million, as compared to $3.3 million for the same period in 1998, a decrease of $395 thousand or 12.0%. In the third quarter of 1998, outdated computer equipment and software was written off at a loss of $118 thousand. Additionally, the net losses (gains) and carrying costs of real estate acquired by foreclosure decreased by $147 thousand from $153 thousand for the three-month period ended September 30, 1998, to $6 thousand for the same period in 1999. The Bank recorded gains on several foreclosed properties sold in 1999 which offset the carrying costs of the properties.

PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes decreased from 34.0% for the third quarter of 1998 to 31.7% for the third quarter of 1999. This decrease is related to the $312 thousand increase in interest income from tax-exempt securities. Additionally, the Bank invested $25 million in bank-owned life insurance policies in August 1999. The $214 thousand of other income from these policies is tax-exempt.

FINANCIAL CONDITION

TOTAL ASSETS - The total consolidated assets of the Company increased $280.7 million or 18.5% from $1.5 billion on December 31, 1998, to $1.8 billion on September 30, 1999.

CASH AND CASH EQUIVALENTS - The Company had cash and cash equivalents of $93.3 million at September 30, 1999. Comparatively, the Company had $139.7 million in cash and cash equivalents on December 31, 1998, a decrease of $46.4 million or 33.2%. The decrease was due to the reinvestment of funds in loans, investment securities and repurchase agreements.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL - As of September 30, 1999, securities purchased under agreements to resell totaled $37.4 million as compared to $33.0 million as of December 31, 1998. The securities purchased are SBA or USDA guaranteed loan certificates. These repurchase agreements generally have a term of nine months or less.

SECURITIES - The Company's securities portfolio as of September 30, 1999, totaled $452.3 million, as compared to $250.3 million on December 31, 1998, an increase of $202.0 million or 80.7%. During the third quarter of 1999, the Company initiated a leveraging strategy in order to enhance earnings by better utilizing current levels of capital. Prior to the commencement of this leverage program, the Company's balance sheet was asset sensitive. The leverage program, taken alone, creates interest rate mismatch. However, taken together with the core assets and liabilities of the Bank, the leverage program serves to mitigate the interest rate risk of the Bank. This leveraging was achieved by borrowing funds (primarily short-term FHLB advances) and investing these funds in fixed and variable rate mortgage-backed securities and variable rate collateralized mortgage obligations. This program accounted for an increase in assets at September 30, 1999 of approximately $182 million and average assets of $62 million during the quarter.

LOANS HELD FOR SALE - Total loans held for sale decreased from $84.9 million at December 31, 1998, to $45.2 million at September 30, 1999, a decrease of $39.7
million, or 46.7%.   The decrease is partially due to the sale of the University of Houston office on March 25, 1999, which held student loans of $9.7 million as of December 31, 1998. Also, loans funded by the Bank through an intercompany mortgage warehouse to SCMC decreased by $30.0 million as compared to December 31, 1998.

LOANS HELD FOR INVESTMENT - As of September 30, 1999, loans held for investment were $1.09 billion. When compared to loans held for investment of $952.5 million on December 31, 1998, the loan balance at September 30, 1999, represents a year-to-date increase of $135 million in internal loan production, net of loan reductions, or an increase of 14.2%. At September 30, 1999, loans held for investment as a percentage of assets and deposits were 60.4% and 77.1%, as compared to 62.6% and 70.8% at December 31, 1998, respectively.

The following table summarizes the Company's held for investment loan portfolio by type of loan as of September 30, 1999 (in thousands):

                                                                PERCENT OF
                                                                  TOTAL
                                                                ----------
       Commercial, financial and industrial    $  393,792         34.77%
       Real estate - commercial                   301,239         26.60%
       Real estate - residential mortgage         158,556         14.00%
       Real estate - construction                 113,583         10.03%
       Foreign commercial and industrial            6,259          0.55%
       Consumer and other                         114,542         10.10%
         Less unearned discount                      (480)        -0.04%
                                               ----------        ------
           Total loans held for investment      1,087,491         96.01%
         Loans held for sale                       45,192          3.99%
                                               ----------        ------
           Total loans                         $1,132,683        100.00%
                                               ==========        ======

ALLOWANCE FOR CREDIT LOSSES - The following is a summary of the changes in the allowance for credit losses for the nine months ended September 30, 1999, and the relationship of the allowance to total loans at September 30, 1999, and December 31, 1998 (in thousands):

       Allowance for credit losses, December 31, 1998       $  10,829
       Charge-offs                                             (3,739)
       Recoveries                                                 525
       Provision for credit losses                              5,714
                                                            ---------
       Allowance for credit losses, September 30, 1999      $  13,329
                                                            ==========

                                                           SEPTEMBER 30,              DECEMBER 31,
                                                              1999                       1998
                                                           -------------              ------------
       Loans held for investment at period-end              $1,087,491                 $952,518
       Allowance for credit losses                          $   13,329                 $ 10,829
       Allowance as a percent of period-end loans held
        for investment                                            1.23%                    1.14%

In order to determine the adequacy of the allowance for credit losses, management considers the risk classification and delinquency status of loans and other factors. Management also establishes specific allowances for credits which management believes require allowances greater than those allocated according to their risk classification. An unallocated allowance is also established based on the Company's historical charge-off experience over the last ten years. The Company will continue to monitor the adequacy of the allowance for credit losses to determine the appropriate accrual for the Company's provision for credit losses. See CONTINGENCIES AND UNCERTAINTIES--YEAR 2000 for a discussion of the analysis of the adequacy of the allowance for credit losses with respect to Year 2000 credit risks.

RISK ELEMENTS - Nonperforming, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Twenty-one properties make up the $1.5 million of other real estate owned ("ORE") at September 30, 1999. All properties are carried at the current fair market value, less estimated selling and holding costs.

The Company defines potential problem loans as those loans for which information known by management creates serious doubt regarding a borrower's ability to comply with the present payment terms. Management identifies these loans through monitoring efforts by loan officers as well as its continuous loan review process and defines potential problem loans as those loans classified as "substandard", "doubtful", or "loss". As of September 30, 1999, the Company has no material foreign loans outstanding or loan concentrations.

The following table summarizes total nonperforming assets and potential problem loans at December 31, 1998 and at September 30, 1999:

                                             SEPTEMBER 30,       DECEMBER 31,
                                                1999                1998
                                             -------------       ------------
                                                       (IN THOUSANDS)
        Nonaccrual loans                       $ 7,547              $ 4,828
        Restructured loans                         219                  312
        Accruing loans past due 90 days
         or more                                   564                  824
                                               -------              -------
            Total nonperforming loans            8,330                5,964
        ORE and other foreclosed assets          1,819                2,321
                                               -------              -------
            Total nonperforming assets         $10,149              $ 8,285
                                               =======              =======
        Total nonperforming loans as a
         percent of gross loans held for
         investment                               0.77%                0.63%

        Total nonperforming assets as a
         percent of total assets                  0.56%                0.54%

        Potential problem loans, other than
         those shown above as nonperforming    $22,401              $20,870

PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation, as of September 30, 1999, were $41.0 million as compared to $39.6
million as of December 31, 1998, an increase of  $1.4 million or 3.5%.   The
increase is primarily due to the build-out of the new office space leased for the Bank's Memorial office.

DEPOSITS - Total deposits as of September 30, 1999, were $1.4 billion, as compared to $1.3 billion on December 31, 1998, an increase of $64.9 million, or 4.8%. Noninterest bearing demand deposits at September 30, 1999, were $492.4 million, as compared to $469.2 million at December 31, 1998, an increase of $23.3 million or 5.0%. The percentage of noninterest bearing deposits to total deposits as of September 30, 1999, continued to be strong at 34.9%.

CAPITAL RESOURCES AND LIQUIDITY

SHAREHOLDERS' EQUITY - The Company's risk-based capital ratios remain above the levels designated by regulatory agencies as "well capitalized" on September 30, 1999, with Tier-1 Capital, Total Risk-Based Capital, and Leverage Capital Ratios of 11.44%, 12.43%, and 8.91%, respectively.

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

CONTINGENCIES AND UNCERTAINTIES--YEAR 2000

We include this discussion of the Year 2000 century date change to update the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 1998.

GENERAL - This section contains forward-looking statements prepared based on our best judgments and currently available information. These forward-looking statements are subject to significant business, third-party, and regulatory uncertainties and other contingencies, many of which are beyond our control. These forward-looking statements are also based on our current internal assessments and remediation plans, incorporating some representations of third-party servicers, and are subject to change. We cannot assure you that our results of operations will not be adversely affected by difficulties or delays in our third parties' Year 2000 readiness efforts. See RISKS OF OUR YEAR 2000 ISSUES below for a discussion of factors that may cause such forward-looking statements to differ from actual results.

The Year 2000 century date change involves the risk that computer programs and systems may not perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. These erroneous results could affect interest payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. Our failure or that of our suppliers and borrowers to address the Year 2000 century date change could have a material adverse effect on our financial condition, results of operations, or liquidity.

THE COMPANY'S STATE OF READINESS - Management developed and commenced implementation of a comprehensive plan in April 1997 to ensure that the Company's operational and financial systems will not be adversely affected by the Year 2000 century date change. In October 1995, the boards of directors of the Company and the Bank approved a three-year technology plan, prior to formal adoption of the Year 2000 Plan. The technology plan represented a comprehensive program to reengineer and redesign our entire information systems, telecommunications and technology infrastructure and resolved many of the potential concerns that could be raised by the Year 2000 century date change.

Implementation of the Company's Year 2000 Plan has been actively managed by the Bank and regularly supervised by bank regulatory authorities. Our Year 2000 project management team, with representation from all functional and operational areas of the Bank, has been working to ensure Year 2000 readiness. Four full-time employees have been dedicated to the project team with the requisite level of experience and knowledge to ensure that all mission critical applications are Year 2000 compliant. In addition, we have retained experienced consultants to assist in the assessment of Year 2000 risks to the Bank's loan portfolio and overall asset quality. The board of directors of the Company and the Bank are cognizant of the Year 2000 business risk, have formally reviewed and approved the Year 2000 plan, and have committed the necessary resources for successful completion of the project. Senior management is thoroughly involved in the Year 2000 compliance effort and has closely monitored this effort. Regular status reports have been furnished to the Company's board of directors. All employees have been required to attend training programs regarding the Year 2000 issue and our plan.

Our Year 2000 project team has conducted a complete inventory of all systems, applications and lines of business to assess and prioritize the potential risks of any Year 2000 errors related to the integrity of our systems and applications, the accuracy of data and critical information, and the operational stability of all management information systems and bank office environments. Based upon the risk priorities identified through the inventory and assessment phase, we have tested all applications. As part of the testing process, we constructed a stand alone network to safely test all networked systems and applications. All mission critical applications and systems were deemed through the testing and validation phases to be Year 2000 compliant but will be retested throughout the remainder of 1999. Concerning non-information technology systems, such as embedded microcontrollers, we have tested such things as vault doors and alarm systems and we are not aware of any problems with such systems.

We have material relationships with several third party vendors whose failure to address Year 2000 issues could have an adverse effect upon the operations or financial condition of the Company. We have contacted each of these third party vendors and requested Year 2000 plan and testing information. Rather than relying upon the information furnished by our third party suppliers, we have included the testing of all third party mission critical applications and systems in our testing plans. In addition, we have contacted our major borrowers and assessed their exposure to potential Year 2000 difficulties that might adversely affect their ability to repay their indebtedness to the Bank. Based upon our evaluation of the Bank's significant borrowers, we do not believe that the Year 2000 century date change poses a material risk to the Company's overall asset quality.

COSTS TO ADDRESS YEAR 2000 ISSUES - At this time, management cannot predict the total cost associated with Year 2000 issues with absolute certainty. We spent a combined total of $3.3 million during fiscal years 1996 through 1998 to upgrade our core data processing, network communications, and teller systems. As part of the selection process for any new systems or software applications, each system and application upgrade was evaluated for Year 2000 compliance. We estimate 1999 costs related to Year 2000 readiness will be $750 thousand. As of September 30, 1999, the Bank had spent a total of $1.9 million specifically related to Year 2000 readiness.

THE RISKS OF OUR YEAR 2000 ISSUES - Our significant possible Year 2000 risks that could adversely impact our business operations and financial condition include: the inability to process checks through the normal payment system; the inability to post customer accounts or calculate interest accruals properly; liquidity risks arising from customers' possible fears about the Year 2000 century date change; loan losses arising from the business impact of our customers not being adequately prepared; and business interruption from vendors who are not adequately prepared.

We do not expect any of these potential risks to have an adverse impact on our operations.

Nevertheless, we have developed contingency plans to address these possibilities.

OUR CONTINGENCY PLANS - For the computer systems and facilities that we have determined to be most critical, we completed the development, testing, and adoption of business contingency and resumption plans as of June 30, 1999.
These plans conform to recently issued guidance from the Federal Financial Institutions Examinations Council on Business Contingency Planning for Year 2000 readiness. Contingency plans include manual workarounds, identification of resource requirements and alternative solutions for resuming critical business processes in the event of a Year 2000 related failure. Testing and training of the personnel necessary to deploy any of the business contingency and resumption plans has been ongoing throughout 1999. We have also developed a liquidity plan to address a potential increase in cash withdrawals by our depository customers in anticipation of the Year 2000 century date change.


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

ITEM 2.  CHANGES IN SECURITIES

There were no changes in securities during the nine months ended September 30, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

EXHIBIT 11.  COMPUTATION OF EARNINGS PER SHARE
Included as Note 3 to the Interim Consolidated Financial Statements on page 6 of this Form 10-Q.

EXHIBIT 27.  FINANCIAL DATA SCHEDULE
The required Financial Data Schedules have been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                           STERLING BANCSHARES, INC.
                                  (Registrant)


                           BY:   /s/ George Martinez
                                 ---------------------------------------
                                 GEORGE MARTINEZ
                                 Chairman and Chief Financial Officer