Form 10-K405
period 1999-12-31
STERLING BANCSHARES INC
filed 2000-03-21
CIK 891098

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

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   TITLE OF EACH CLASS                   SHARES OUTSTANDING AT DECEMBER 31, 1999
   -------------------                   ---------------------------------------
Common Stock, $1 Par Value                              26,030,342

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of February 14, 2000, was $220,171,140 based on the closing sales price of $10.34 on such date.

     As of February 14, 2000, registrant had outstanding 26,051,053 shares of Common Stock, $1.00 par value.

     DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2000 (Part III)

================================================================================

PART -- I

ITEM 1 -- BUSINESS

GENERAL

Sterling Bancshares, Inc. (the "Company"), headquartered in Houston, Texas, is a bank holding company that provides commercial and retail banking services primarily in the Houston metropolitan area through the banking offices of Sterling Bank, a banking association chartered under the laws of the State of Texas (the "Bank"). The Company also provides mortgage banking services through its 80 percent ownership of Sterling Capital Mortgage Company ("SCMC").

The Company's principal executive offices are located at 15000 Northwest Freeway, Houston, Texas, 77040 and its telephone number is (713) 466-8300. The Company was incorporated under the laws of the State of Texas in 1980 and became the parent bank holding company of Sterling Bank in 1981. Sterling Bank was chartered in 1974. The Company completed its initial public offering on October 22, 1992.

The Company had approximately 708 and 258 full time equivalent employees, including 177 and 43 officers, in its commercial banking and mortgage banking segments, respectively, as of December 31, 1999. At December 31, 1999, the Company had total assets of $2.0 billion, deposits of $1.4 billion, and shareholders' equity of $134.5 million.

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

The primary lending focus of the Bank is on commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300,000 to $30 million. Typically, the Bank's customers have financing requirements between $50,000 and $500,000. The Bank does not seek loans of more than $2 million but will consider larger lending relationships which involve exceptional levels of credit quality. The Bank's credit range, while well below its legal lending limit of $13.7 million, allows for greater diversity in the loan portfolio, less competition from large banks, and better pricing opportunities.

BUSINESS BANKING STRATEGY. Under its business banking strategy, the Bank focuses on a broad line of financial products and services to small and medium-sized businesses through full service banking offices. Each banking office has senior management with extensive lending experience, who exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The Company believes that its emphasis on local relationship banking, together with a conservative approach to lending, are important factors in the success and growth of the Bank.

The Company and the Bank have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school, religious and community development activities. Each banking office may also appoint selected customers to a business development board that assists in introducing prospective customers to the Bank and in developing or improving products and services to meet customer needs. As a result of the development of broad banking relationships with customers and the convenience and service of the Company's twenty-two banking offices, lending and investing activities are funded primarily by core deposits, over one-third of which are noninterest bearing demand deposits.

The Bank centralizes operational and support functions that are transparent to customers in order to achieve consistency and cost efficiencies in the delivery of products and services by each banking office. The central office provides services such as data processing, bookkeeping, accounting, treasury management, loan administration, loan review, compliance, risk management, and internal auditing to enhance their delivery of quality service. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management, and other financial and administrative services. The banking offices work closely with the Company to develop new products and services needed by their customers and introduce enhancements to existing products and services.

MORTGAGE BANKING

The Company originates, sells and services single family residential mortgages through its 80 percent ownership of SCMC. SCMC has production offices in Texas, Illinois, Arizona, and Washington with corporate offices in Houston, Texas and Seattle, Washington. The typical mortgage originated by SCMC is approximately $110,000. A substantial portion of SCMC's loan production is generated through joint ventures known as affiliated business arrangements with established home builders and realtor-based organizations. SCMC is an approved Government National Mortgage Association ("GNMA") issuer of mortgage-backed securities. SCMC is also an approved Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") seller/servicer and a HUD-Approved Title II nonsupervised mortgagee. During 1999, SCMC funded approximately $1 billion in residential mortgage loans.

EXPANSION

The Company's growth strategy has been concentrated on increasing its banking presence in the greater Houston area. The Company has grown through a combination of internal growth, mergers and acquisitions, and the opening of new banking offices.

DE NOVO OFFICES. On May 13, 1998, the Company opened its seventeenth banking office in Fort Bend County. In conjunction with the opening of this office, in April 1998, the Company's Board designated two additional series of convertible preferred stock consisting of 30,000 shares of Series F Convertible Preferred Stock and 50,000 shares of Series G Convertible Preferred Stock. Shares of Series F and Series G Convertible Preferred Stock were offered and a total of 61,500 shares were sold to prospective investors whom the Company believes will be helpful in the development of the office. These preferred shares will be convertible into a maximum of 76,875 shares of the Company's common stock. The conversion ratio is dependent upon the Fort Bend office meeting certain performance goals.

In January 1998, the Company opened a new banking office on Spencer Highway in Pasadena. In conjunction with the opening of this office, the Company's Board designated 50,000 shares of Series E convertible preferred stock and authorized the offering and sale of such shares to investors who may assist in the business development efforts of the office. A total of 27,000 of the preferred shares were actually sold. In February 2000, these preferred shares were converted into 33,750 shares of the Company's common stock as a result of the Spencer Highway office achieving meeting certain performance goals.

MERGERS AND ACQUISITIONS. On June 1, 1999, the Company acquired B.O.A. Bancshares, Inc. ("B.O.A.") and its subsidiary Houston Commerce Bank in exchange for 1,854,600 shares of the Company's common stock. The acquisition of B.O.A. added $115 million in total assets and $103 million in total deposits to the Company's balance sheet. Houston Commerce Bank operated three locations in Houston. During October 1999, the Company merged Houston Commerce Bank into Sterling Bank.

On November 20, 1998, the Company acquired Hometown Bancshares, Inc. ("Hometown"), which was the bank holding company for Clear Lake National Bank, in a stock-for-stock merger. The acquisition of Hometown added $92 million in total assets and $84 million in total deposits to the Company's balance sheet. Clear Lake National Bank operated two locations in the Clear Lake area of southeast Houston. During April 1999, the Company merged Clear Lake National Bank into Sterling Bank.

On June 30, 1998, Humble National Bank ("Humble") was acquired by the Company in a stock-for-stock merger. The acquisition of Humble added $54 million in total assets and $49 million in total deposits to the Company's balance sheet. Humble operated a full service banking office in the Humble area of northeast Houston. During August 1998, the Company merged Humble into Sterling Bank.

On September 30, 1997, the Company completed the acquisition of First Houston Bancshares, Inc. ("First Houston") and its wholly owned subsidiary bank, Houston National Bank ("Houston National"), in a stock-for-stock merger. The acquisition of First Houston added $135 million in total assets and $125 million in total deposits to the Company's balance sheet. In October 1997, Houston National was merged into the Bank adding the Bayou Bend Office to the Bank's expanding office network.

The Company will continue to seek acquisition and new office opportunities when available and consistent with its business banking philosophy. To accommodate further growth, the Company will continue to upgrade its central office data processing and telecommunication systems and facilities to provide the Company with the technological capacity necessary to meet the needs and expectations of its customers.

COMPETITION

The Company engages in highly competitive activities. Each activity and market served involves competition with other banks and mortgage companies, as well as with non-banking and non-financial enterprises that offer financial products and services that compete directly with the Company's product and service offerings. The Company actively competes with other banks, mortgage companies and other financial service companies in its efforts to obtain deposits and make loans, in the scope and types of services offered, in interest rates paid on time deposits and charged on loans, and in other aspects of banking.

In addition to competing with other banks and mortgage companies, the Company competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, real estate investment trusts, certain governmental agencies, credit card organizations and other enterprises. In recent years, competition for money market accounts from securities brokers has also intensified. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds. The Bank also competes with a variety of other institutions in providing brokerage services.

SUPERVISION AND REGULATION

References herein to applicable statutes and regulations are brief summaries, do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

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

PERMISSIBLE ACTIVITIES

As a bank holding company, the activities of the Company, as well as the activities of entities which are controlled by the Company or of which the Company owns 5% or more of the voting securities, are limited by the BHCA to banking, management and control of banks, furnishing or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be incidental or closely related to banking or managing or controlling banks. The recently enacted Gramm-Leach-Bliley Act, however, amended the BHCA and granted certain expanded powers to bank holding companies. See discussion below under "Recently Enacted Legislative and Regulatory Changes." In approving acquisitions by the Company of entities engaged in banking-related activities, the Federal Reserve Board considers a number of factors, including the expected benefits to the public, such as greater convenience and increased competition or gains in efficiency, which are weighted against the risks of possible adverse effects, such as an attempt to monopolize the business of banking, undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

NON-BANKING ACTIVITIES

The BHCA sets forth exceptions to its general prohibition against bank holding company ownership of voting shares in any company engaged in non-banking activities. The exceptions include certain activities exempt based upon the type of activity and those determined by the Federal Reserve Board to be closely related to banking or managing or controlling banks. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), signed into law on September 30, 1996, streamlined the non-banking activities application process for bank holding companies which qualified as well-capitalized and well-managed. Also, see discussion of the Gramm-Leach-Bliley Act, which amends certain portions of the BHCA, under the "Recently Enacted Legislative and Regulatory Changes" caption below.

RECENTLY ENACTED LEGISLATIVE AND REGULATORY CHANGES

On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and state banks, if permitted by state law, to engage in a variety of new financial activities. Among the new activities that will be permitted by bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities.

The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee.

The Company is unable to predict the impact of the G-L-B Act on its operations at this time, however, it may facilitate affiliations with companies in the financial services industry.


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

CAPITAL ADEQUACY REQUIREMENTS

The Bank is subject to the capital adequacy requirements promulgated by the FDIC and the Texas Department of Banking. In addition, the Federal Reserve Board monitors the capital adequacy of bank holding companies.

The Federal Reserve Board has adopted a system using risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-related" asset base. Certain off balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. In addition, the guidelines define each of the capital components. Total capital is defined as the sum of "core capital elements" ("Tier 1") and "supplemental capital elements" ("Tier 2"), with "Tier 2" being limited to 100% of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common shareholders' equity, perpetual preferred stock, and minority interest in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the reserve for credit losses. The guidelines require achievement of a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% is required to be comprised of "Tier 1" capital elements). At December 31, 1999, the Company's ratios of "Tier 1" and "Total" capital-to-risk-weighted assets were 10.92%, and 11.83%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC have adopted the use of a minimum Tier 1 leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The banking organization's Tier 1 leverage ratio is defined to be a company's "Tier 1" capital divided by its average total consolidated assets. The leverage ratio adopted by the federal banking agencies requires a minimum 3.0% "Tier 1" capital to total assets ratio for institutions with the highest regulatory rating. All other institutions will be expected to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 1999 of 8.28% significantly exceeded the regulatory minimum.

IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES

A bank holding company that fails to meet the applicable risk-based capital standards will be at a disadvantage. For example, Federal Reserve Board policy discourages the payment of dividends by a bank holding company from borrowed funds as well as payments that would adversely affect capital adequacy. Failure to meet the capital guidelines may result in the institution of supervisory or enforcement actions by the Federal Reserve Board. FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels.

AUDIT REPORTS

The regulations promulgated by the FDIC to implement FDICIA subjects depository institutions with assets of $500 million or more to certain audit and reporting requirements. FDICIA requires insured institutions to submit annual audit reports prepared by independent auditors to federal and state regulators. The audit report of the institution's holding company can be used to satisfy this requirement. Auditors must apply procedures agreed to by the FDIC to determine compliance by the institution or holding company with legal requirements designated by FDICIA. The annual audit report must include financial statements prepared in accordance with generally accepted accounting principles, statements concerning management's responsibility for the financial statements and internal controls designated by the FDIC, and an attestation by the auditor regarding the statements of management. For certain large institutions, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting solely of outside directors. The Company has an audit committee comprised of outside directors with at least one certified public accountant and, therefore, is in compliance with the requirements for large institutions.

ACQUISITIONS BY BANK HOLDING COMPANIES

The BHCA requires a bank holding company to obtain the prior approval of the Federal Reserve Board before it acquires all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more that 5% of the voting shares of such bank. In approving bank acquisitions, the Federal Reserve Board considers the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Attorney General of the United States may, within 30 days after approval of an acquisition by the Federal Reserve Board, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

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

INTERSTATE BANKING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Branching Act") increased the ease and likelihood of interstate branching throughout much of the United States. The Interstate Branching Act removes state law barriers to acquisitions in all states and allows multi-state banking operations to merge into a single bank with interstate branches. Interstate banking and branching authority will be subject to certain conditions and restrictions, such as capital adequacy, management and CRA compliance. The Interstate Branching Act preempts existing barriers that restrict entry into all states - such as regional compacts and reciprocity agreements - thus creating opportunities for expansion into markets that were previously closed. Under the law, bank holding companies are now able to acquire banks in any state, subject to certain conditions. Banks acquired pursuant to this authority may subsequently be converted to branches. Interstate branching is permitted by allowing banks to merge across state lines to form a single institution. Interstate merger transactions can be used to consolidate existing multi-state operations or to acquire new branches. A bank may establish a new branch as its initial entry into a state only if the state has authorized de novo branching. In addition, out-of-state banks may merge with a single branch of a bank if the state has authorized such a transaction. The Federal Reserve Board, however, will only allow the acquisition by a bank holding company of an interest in any bank located in another state if the statutory laws of the state in which the target bank is located expressly authorize such acquisitions. The interstate branching provisions became effective on June 1, 1997, unless a state took action before that time. Texas elected to "opt out" of the Interstate Branching Act. Despite Texas' having opted out of the Interstate Branching Act, the Texas Banking Act permits, in certain circumstances, out-of-state bank holding companies to acquire certain existing banks and bank holding companies in Texas.

STERLING BANK

Sterling Bank is a Texas-chartered banking association. The Bank's deposits are insured by the FDIC. Therefore, the Bank is subject to supervision and regulation by the Texas Department of Banking and the FDIC. Sterling Bank is subject to the supervision and regulation of the Texas Department of Banking. Pursuant to such regulation, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. Sterling Bank is not a member of the Federal Reserve System; however, the Federal Reserve Board also has supervisory authority that directly affects the Bank. Sterling Bank is a member of the Federal Home Loan Bank and, therefore, is subject to compliance with its requirements.

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

RESTRICTIONS ON SUBSIDIARY BANKS

Dividends paid by the Bank are the primary source of the Company's cash flow. Although the Bank elected in August 1997 to temporarily suspend the payment of dividends to the Company and to use the proceeds from the issuance of $28.75 million of trust preferred securities by Sterling Bancshares Capital Trust I to meet the Company's current cash flow needs, the Bank is expected to provide substantially all of the Company's cash flow in the foreseeable future. Under federal law, the Bank may not pay a dividend that results in an "undercapitalized" situation. At December 31, 1999, there was an aggregate of approximately $55.5 million available for the payment of dividends by the Bank to the Company without prior regulatory approval.

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

The Commissioner also conducts examinations annually, unless additional examinations are deemed necessary to safeguard the interests of shareholders, depositors and creditors. The Commissioner may accept the results of a federal examination in lieu of conducting an independent examination. However, since the total assets of the Bank exceed $1 billion, the FDIC and the Texas Department of Banking will jointly examine the Bank on an annual basis.

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

On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund ("SAIF") and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate equaled one-fifth of the SAIF rate through year-end 1999. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, the current BIF rate is .0126% of deposits and the SAIF rate is .0630% of deposits.

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

CONSUMER LAWS AND REGULATIONS

In addition to these banking laws and regulations, banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.


ITEM 2 -- PROPERTIES

The principal executive offices of the Company and Sterling Bank, as well as the Company's management information systems, are located at 15000 Northwest Freeway, Houston, Texas, 77040, in a building owned by Sterling Bank. In addition to its principal office, the Company operates the following locations:

                                       OWNED         LEASED        TOTAL
                                     -----------   -----------  ------------
Banking offices in the Houston
   metropolitan area                         12            10            22
Central department offices                    1             3             4
Mortgage production offices
   Arizona                                                  5             5
   Illinois                                                 1             1
   Texas                                                   11            11
   Washington                                               1             1
                                     -----------   -----------  ------------
      Total                                  13            31            44
                                     ===========   ===========  ============

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

                                HIGH             LOW          DIVIDEND
                               -------         -------        --------
1999
  First quarter                $ 15.06         $ 10.38         $ 0.045
  Second quarter                 13.38           10.25         $ 0.045
  Third quarter                  14.38           11.13         $ 0.045
  Fourth quarter                 13.38           10.97         $ 0.045

1998
  First quarter                $ 17.00         $ 13.69         $ 0.040
  Second quarter                 18.25           15.00         $ 0.040
  Third quarter                  15.94           11.94         $ 0.040
  Fourth quarter                 16.00           12.13         $ 0.040

On January 24, 2000, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share payable on February 24, 2000, to shareholders of record on February 10, 2000. The Company intends to continue to pay a dividend at the rate of $0.05 per share quarterly throughout 2000.

On January 25, 1999, the Company's Board of Directors declared a quarterly cash dividend of $0.045 per share payable on February 22, 1999, to shareholders of record on February 5, 1999.

On January 26, 1998, the Company's Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend) of the Company's common stock distributed on February 20, 1998, to shareholders of record on February 6, 1998. Concurrently with the 1998 stock split, the Company declared a quarterly $0.04 cash dividend per share (computed on an "after-split" basis) payable on February 20, 1998, to shareholders of record on February 6, 1998.

On January 27, 1997, the Company's Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend) to shareholders of record on February 10, 1997, with shares distributed on February 24, 1997. Concurrently with the 1997 stock split, the Company declared a quarterly $0.0367 cash dividend per share (computed on an "after-split" basis) payable on February 24, 1997, to shareholders of record on February 10, 1997.

As of February 10, 2000, there were 880 shareholders of record of common stock. The number of beneficial shareholders is unknown to the Company at this time.

DESCRIPTION OF CAPITAL STOCK

AUTHORIZED CAPITAL STOCK

The authorized capital stock of the Company consists of (i) 50,000,000 shares of Common Stock, $1.00 per share par value, of which 26,030,342 shares were issued and outstanding as of December 31, 1999 and (ii) 1,000,000 shares of Preferred Stock, $1.00 per share par value ("Preferred Stock"), issuable in series, of which 27,000 shares of Series E, 25,500 shares of Series F and 36,000 shares of Series G Convertible Preferred Stock were issued and outstanding as of December 31, 1999. All prior series of Preferred stock have been converted into shares of common stock in accordance with the relative rights and preferences of each such series. As of December 31, 1999, an additional 507,830 shares of Common Stock were issuable upon exercise of the Company's vested outstanding employee stock options and pursuant to outstanding subscriptions under the Company's Employee Stock Purchase Plan.

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

The Bank is also subject to risk based capital rules that restrict its ability to pay dividends. The risk based capital rules set an explicit schedule for achieving minimum capital levels in relation to risk weighted assets. The Bank has been required to meet a minimum ratio of total capital to risk weighted assets of 8.0%. As of December 31, 1999, the Bank was in compliance with all capital requirements.

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

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------
                                                                      1999               1998               1997
                                                                  -------------      -------------      -------------
SUMMARY OF INCOME:                                                    (In thousands, except for per share amounts)
Interest income                                                   $     123,621      $     110,677      $      94,962
Interest expense                                                         35,132             32,446             29,825
                                                                  -------------      -------------      -------------
Net interest income                                                      88,489             78,231             65,137
Provision for credit losses                                               8,643              6,232              3,255
Noninterest income                                                       29,268             21,788             12,979
Noninterest expense                                                      78,026             66,572             52,187
                                                                  -------------      -------------      -------------
Income before income taxes                                               31,088             27,215             22,674
Provision for income taxes                                                9,665              8,910              7,611
                                                                  -------------      -------------      -------------
Net income                                                        $      21,423      $      18,305      $      15,063
                                                                  =============      =============      =============

PER SHARE DATA:
Basic earnings per share                                          $        0.83      $        0.73      $        0.61
Diluted earnings per share                                        $        0.81      $        0.70      $        0.59
Book value per share at period-end                                $        5.12      $        4.50      $        3.73
Tangible book value per share at period-end                       $        4.88      $        4.26      $        3.66
Shares used in computing basic earnings per share                        25,806             25,234             24,662
Shares used in computing diluted earnings per share                      26,337             26,198             25,695

BALANCE SHEET DATA (at period-end):
Total assets                                                      $   1,959,480      $   1,520,580      $   1,400,478
Loans, net of unearned discount                                       1,194,981          1,037,373            869,502
Allowance for credit losses                                              13,187             10,829              8,278
Total securities                                                        525,239            250,328            310,938
Deposits                                                              1,415,551          1,345,311          1,219,825
Other borrowed funds                                                    362,332             15,333             45,169
Notes payable, senior debentures and ESOP indebtedness                       --              2,069              2,621
Company-obligated mandatorily redeemable trust preferred
   securities of subsidiary trust                                        28,750             28,750             28,750
Shareholders' equity                                                    134,543            116,933             93,813

SELECTED PERFORMANCE RATIOS:
Return on average assets                                                   1.31%              1.27%              1.23%
Return on average shareholders' equity                                    16.89%             17.22%             17.30%
Dividend payout ratio                                                     21.06%             22.43%             20.53%
Net interest margin (tax equivalent)                                       6.09%              6.05%              5.98%

ASSET QUALITY RATIOS:
Nonperforming loans to total period-end loans                              0.51%              0.57%              0.60%
Period-end nonperforming assets to total assets                            0.39%              0.54%              0.49%
Period-end allowance for credit losses to nonperforming loans            217.25%            181.57%            158.46%
Period-end allowance for credit losses to total loans                      1.10%              1.04%              0.95%
Net charge-offs to average loans                                           0.58%              0.39%              0.37%

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits                                         78.37%             74.86%             69.01%
Period-end shareholders' equity to total assets                            6.87%              7.69%              6.70%
Average shareholders' equity to average assets                             7.75%              7.38%              7.09%
Period-end Tier 1 capital to risk weighted assets                         10.92%             11.62%             12.35%
Period-end total capital to risk weighted assets                          11.83%             11.86%             13.39%
Period-end Tier 1 leverage ratio (Tier 1 capital to
   total average assets)                                                   8.28%              9.52%             10.72%


                                                                       YEAR ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                       1996               1995
                                                                   -------------      -------------
SUMMARY OF INCOME:                                         (In thousands, except for per share amounts)
Interest income                                                    $      75,256      $      65,115
Interest expense                                                          24,055             20,766
                                                                   -------------      -------------
Net interest income                                                       51,201             44,349
Provision for credit losses                                                2,510              1,232
Noninterest income                                                        11,657             11,083
Noninterest expense                                                       41,393             38,070
                                                                   -------------      -------------
Income before income taxes                                                18,955             16,130
Provision for income taxes                                                 5,951              5,010
                                                                   -------------      -------------
Net income                                                         $      13,004      $      11,120
                                                                   =============      =============

PER SHARE DATA:
Basic earnings per share                                           $        0.53      $        0.46
Diluted earnings per share                                         $        0.51      $        0.45
Book value per share at period-end                                 $        3.21      $        2.79
Tangible book value per share at period-end                        $        3.12      $        2.69
Shares used in computing basic earnings per share                         24,454             24,261
Shares used in computing diluted earnings per share                       25,307             24,522

BALANCE SHEET DATA (at period-end):
Total assets                                                       $   1,111,240      $     924,215
Loans, net of unearned discount                                          673,130            529,624
Allowance for credit losses                                                7,850              7,225
Total securities                                                         239,769            245,813
Deposits                                                               1,011,072            825,274
Other borrowed funds                                                       5,157             15,969
Notes payable, senior debentures and ESOP indebtedness                     6,798              7,265
Company-obligated mandatorily redeemable trust preferred
   securities of subsidiary trust                                             --                 --
Shareholders' equity                                                      78,682             67,358

SELECTED PERFORMANCE RATIOS:
Return on average assets                                                    1.32%              1.31%
Return on average shareholders' equity                                     17.67%             18.33%
Dividend payout ratio                                                      23.26%             22.17%
Net interest margin (tax equivalent)                                        5.89%              5.89%

ASSET QUALITY RATIOS:
Nonperforming loans to total period-end loans                               0.51%              0.82%
Period-end nonperforming assets to total assets                             0.62%              0.79%
Period-end allowance for credit losses to nonperforming loans             228.46%            165.45%
Period-end allowance for credit losses to total loans                       1.17%              1.36%
Net charge-offs to average loans                                            0.19%              0.12%

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits                                          67.45%             64.77%
Period-end shareholders' equity to total assets                             7.08%              7.29%
Average shareholders' equity to average assets                              7.47%              7.17%
Period-end Tier 1 capital to risk weighted assets                          11.51%             11.38%
Period-end total capital to risk weighted assets                           12.67%             12.63%
Period-end Tier 1 leverage ratio (Tier 1 capital to
   total average assets)                                                    7.51%              6.67%

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

The statements contained in this Annual Report which are not historical statements of fact may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements are subject to risks and uncertainties. Forward-looking statements include information about possible or assumed future financial results of the Company and are not guarantees of future performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Forward looking-statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Many possible events, circumstances or other factors could affect the future financial performance of the Company. Accordingly, actual results may differ materially from what is expressed or forecasted in, or implied by, any forward-looking statement. There are a broad range of factors, events, and developments that could affect the Company's future financial results. The Company's earnings and overall financial performance are sensitive to business and economic conditions. For example, deteriorating national or local economic conditions could decrease the demand for loan, deposit and other financial services and/or increase loan delinquencies and defaults. Changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments. Liquidity requirements could also be negatively influenced by fluctuations in assets and liabilities or off-balance sheet exposures. Fiscal and governmental policies of the Untied States federal government also affect the Company's business and earnings prospects. Changes in these policies are beyond the Company's control and are difficult to predict. Competitive factors may also have a significant impact on the Company's business and financial results. Legislative and regulatory developments may also have a significant impact on the Company's future operations. The foregoing discussion is merely a brief overview of the key factors that may affect the Company's future business prospects and financial results and is not a complete list or discussion of the full range of events, developments, facts and circumstances that may influence the Company's operations, earnings or financial condition.

RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

Net income for 1999 was $21.4 million, an increase of $3.1 million, or 17.0% over the $18.3 million recorded for 1998. Net income of $18.3 million in 1998 increased $3.3 million, or 21.5% over the $15.0 million recorded for 1997.

Diluted earnings per share for 1999 was $0.81 as compared to $0.70 for 1998 and $0.59 for 1997. All per share amounts have been restated to reflect the stock splits effected as stock dividends through February 20, 1998.

Two industry measures of the performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net earnings in relation to average total assets and indicates a company's ability to employ its resources profitably. During 1999, the Company's ROA was 1.31%, as compared to 1.27% and 1.23% for 1998 and 1997, respectively. During 1999, the Company's return on equity was 16.89% compared to 17.22% and 17.30% for 1998 and 1997, respectively.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income represents the amount by which interest income on interest earning assets, including securities and loans, exceeds interest paid on interest bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

Net interest income for 1999 was $88.5 million, compared to $78.2 million for 1998, an increase of $10.3 million or 13.1%. The improvement in net interest income for 1999 was mainly due to an increase in total interest earning assets, specifically in the loan portfolio. During 1999, the yield on interest earning assets decreased slightly from 8.48% in 1998 to 8.38% in 1999. The total yield on interest bearing liabilities decreased by 18 basis points from 3.70% in 1998 to 3.52% in 1999. These declines are consistent with the overall trend in interest rates during 1999. For 1999, the net interest margin (net interest income divided by average total interest earning assets) increased 4 basis points to 6.09% from 6.05% for 1998.

Also of note, during the third quarter of 1999, the Bank initiated a temporary leveraging strategy in order to enhance earnings by better utilizing current levels of capital. Prior to the commencement of this leverage program, the Bank's balance sheet was asset sensitive. The leverage program, taken alone, creates an interest rate mismatch. However, taken together with the core assets and liabilities of the Bank, the leverage program serves to mitigate the interest rate risk of the Bank. This leveraging was achieved by borrowing funds (primarily short-term FHLB advances) and investing these funds in fixed and variable rate mortgage-backed securities and variable rate collateralized mortgage obligations. The spread on these assets over the cost of borrowed funds averaged 163 basis points. Excluding the leverage program, the tax equivalent net interest margin would have been 6.31% for the year. This program accounted for $554 thousand in net income after tax or $0.02 per diluted share for 1999.

Net interest income for 1998 was $78.2 million, up $13.1 million or 20.1% from $65.1 million for 1997. During 1998, the yield on interest earning assets decreased 16 basis points from 8.64% in 1997 to 8.48% in 1998. Likewise, in 1998, the yield on interest bearing liabilities decreased by 12 basis points from 3.82% in 1997 to 3.70% in 1998. For 1998, the net interest margin increased 7 basis points to 6.05% from 5.98% for 1997. This increase was also due to the increase in average non-interest bearing deposits and issuance of trust preferred securities in June 1997 (as discussed herein).

To provide a more in-depth analysis of net interest income, the following average balance sheets and net interest income analysis detail the contribution of interest earning assets to overall net interest income and the impact of the cost of funds:

                                                                      YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------------------------
                                              1999                              1998                              1997
                               ----------------------------------------------------------------------------------------------------
                                 AVERAGE               AVERAGE    AVERAGE                AVERAGE     AVERAGE               AVERAGE
                                 BALANCE    INTEREST    YIELD     BALANCE     INTEREST    YIELD      BALANCE    INTEREST    YIELD
                               ----------  ----------  -------   ----------  ----------  --------   ----------  ---------  --------
                                                                    (In thousands)
INTEREST EARNING ASSETS:
Deposits in financial
  institutions                 $    1,678  $       79     4.71%  $    9,026  $      485      5.37%  $   19,052  $   1,045     5.48%
Federal funds sold
  and securities
  purchased under
  agreements to resell             64,901       3,737     5.76%      72,784       4,347      5.97%      36,581      2,037     5.57%
Securities (taxable)              263,781      16,632     6.31%     235,576      14,642      6.22%     263,996     16,455     6.23%
Securities (non-taxable)           70,691       3,098     4.38%      36,208       1,708      4.72%      25,200      1,247     4.95%
Loans, net of unearned
  discount (taxable) (1)        1,074,412     100,032     9.31%     951,037      89,438      9.40%     753,180     74,111     9.84%
Loans, net of unearned
  discount (non-taxable)              584          43     7.36%         741          57      7.69%         666         67    10.06%
                               ----------  ----------  -------   ----------  ----------  --------   ----------  ---------  -------
  Total interest earning
    assets                      1,476,047     123,621     8.38%   1,305,372     110,677      8.48%   1,098,675     94,962     8.64%

NONINTEREST EARNING ASSETS:
Cash and due from banks            70,205                            77,897                             80,053
Premises and equipment, net        40,081                            38,148                             36,156
Other assets                       63,280                            28,776                             21,498
Allowance for credit losses       (12,554)                           (9,474)                            (8,276)
                               ----------                        ----------                         ----------
  Total noninterest
    earning assets                161,012                           135,347                            129,431
                               ----------                        ----------                         ----------
  Total assets                 $1,637,059                        $1,440,719                         $1,228,106
                               ==========                        ==========                         ==========

INTEREST BEARING LIABILITIES:
Demand and savings deposits    $  550,525  $   13,255     2.41%  $  537,978  $ 15,149        2.82%  $  494,829  $  15,100     3.05%
Certificates and other time
  deposits                        351,529      16,501     4.69%     316,959    16,234        5.12%     263,932     13,498     5.11%
Other borrowed funds               95,997       5,308     5.53%      19,603       888        4.53%      18,750        889     4.74%
Notes payable, senior
  debentures and ESOP
  indebtedness                        955          68     7.12%       2,172       175        8.06%       4,262        338     7.93%
                               ----------  ----------  -------   ----------  --------    --------   ----------  ---------  -------
  Total interest bearing
    liabilities                   999,006      35,132     3.52%     876,712    32,446        3.70%     781,773     29,825     3.82%

NONINTEREST BEARING
  LIABILITIES:
Demand deposits                   469,660                           416,526                            333,668
Other liabilities                  12,775                            12,418                              8,810
                               ----------                        ----------                         ----------
  Total noninterest
    bearing liabilities           482,435                           428,944                            342,478

Trust preferred securities         28,750                            28,750                             16,810
Shareholders' equity              126,868                           106,313                             87,045
                               ----------                        ----------                         ----------
  Total liabilities and
    shareholders' equity       $1,637,059                        $1,440,719                         $1,228,106
                               ==========                        ==========                         ==========

Net interest income and margin (2)         $ 88,489       5.99%              $ 78,231        5.99%              $  65,137     5.93%
                                           ==========  =======               ========    ========               =========  =======

Net interest income and margin
  (tax-equivalent basis) (3)               $ 89,877       6.09%              $ 79,018        6.05%              $  65,722     5.98%
                                           ==========  =======               ========    ========               =========  =======

----------
(1) Loan origination fees are considered adjustments to interest income. These fees aggregated $1,878,000, $1,662,000 and $1,384,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(2) The net interest margin is equal to net interest income divided by average total interest earning assets.

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

The following rate/volume analysis shows the portions of the net change in interest income due to changes in volume or rate. The changes in interest income due to both rate and volume in the analysis have been allocated to the volume or rate change in proportion to the absolute amounts of the change in each (in thousands):

                                                          1999 VS. 1998                      1998 VS. 1997
                                                       INCREASE (DECREASE)                INCREASE (DECREASE)
                                                        DUE TO CHANGES IN:                 DUE TO CHANGES IN:
                                                --------------------------------    --------------------------------
                                                 VOLUME       RATE        TOTAL      VOLUME       RATE       TOTAL
                                                --------    --------    --------    --------    --------    --------
INTEREST EARNING ASSETS:
Deposits in financial institutions              $   (346)   $    (60)   $   (406)   $   (539)   $    (21)   $   (560)
Federal funds sold and securities purchased
   under agreements to resell                       (454)       (156)       (610)      2,162         148       2,310
Securities (taxable)                               1,778         212       1,990      (1,766)        (47)     (1,813)
Securities (non-taxable)                           1,511        (121)      1,390         519         (58)        461
Loans, net of unearned discount (taxable)         11,487        (893)     10,594      18,607      (3,280)     15,327
Loans, net of unearned discount (non-taxable)        (12)         (2)        (14)          6         (16)        (10)
                                                --------    --------    --------    --------    --------    --------
Total interest income                             13,964      (1,020)     12,944      18,989      (3,274)     15,715
                                                --------    --------    --------    --------    --------    --------
INTEREST BEARING LIABILITIES:
Demand and savings deposits                          302      (2,196)     (1,894)      1,215      (1,166)         49
Certificates and other time deposits               1,623      (1,356)        267       2,716          20       2,736
Other borrowed funds                               4,224         196       4,420          39         (40)         (1)
Notes payable, senior debentures and ESOP
   indebtedness                                      (87)        (20)       (107)       (168)          5        (163)
                                                --------    --------    --------    --------    --------    --------
Total interest expense                             6,062      (3,376)      2,686       3,802      (1,181)      2,621
                                                --------    --------    --------    --------    --------    --------
Net interest income                             $  7,902    $  2,356    $ 10,258    $ 15,187    $ (2,093)   $ 13,094
                                                ========    ========    ========    ========    ========    ========

NONINTEREST INCOME

For 1999, noninterest income totaled $29.3 million, an increase of $7.5 million or 34.3% over $21.8 million in 1998. On July 2, 1998, the Bank purchased an additional 40 percent interest in SCMC, resulting in total ownership of 80 percent. The Bank's portion of SCMC's earnings prior to July 2, 1998 is shown as "equity in earnings from Sterling Capital Mortgage Company" and included in noninterest income. Earnings from July 2, 1998 forward are consolidated into the earnings of the Company in their natural classifications. For 1999, noninterest income from commercial banking totaled $15.7 million, an increase of $1.6 million or 11.1% over $14.1 million in 1998. The increase is primarily attributed to volume growth in deposit accounts. Also, during 1999, the Bank sold its University of Houston office which had approximately $10 million in student loans. A gain of $450 thousand was recognized on the sale. During 1998, the Bank received a condemnation award of $478 thousand for damages to real property seized by the Texas Department of Transportation. Noninterest income from commercial banking of $14.1 million for the year ended December 31, 1998 increased $1.5 million or 11.5% over 1997, also due to an increase in the deposit base as well as the condemnation award received in 1998.

The following table shows the breakout of noninterest income between commercial banking and mortgage banking for 1999, 1998 and 1997 (in thousands):

                                               1999                             1998                             1997
                                 -------------------------------  -------------------------------  -------------------------------
                                 Commercial  Mortgage             Commercial  Mortgage             Commercial  Mortgage
                                   Banking   Banking    Combined    Banking   Banking    Combined   Banking    Banking    Combined
                                 ----------  --------   --------  ----------  --------   --------  ----------  --------   --------
Customer service fees             $  9,683   $   --     $  9,683   $  8,999   $   --     $  8,999   $  9,011   $   --     $  9,011
Equity in earnings of Sterling
  Capital Mortgage Company            --         --         --         --          495        495       --          320        320
Gain on the sale of
  University of Houston office         450       --          450
Condemnation award                    --         --         --          478       --          478       --         --         --
Gains on sale of mortgage loans       --       10,898     10,898       --        5,927      5,927       --         --         --
Other                                5,550      2,687      8,237      4,640      1,249      5,889      3,648       --        3,648
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------
                                  $ 15,683   $ 13,585   $ 29,268   $ 14,117   $  7,671   $ 21,788   $ 12,659   $    320   $ 12,979
                                  ========   ========   ========   ========   ========   ========   ========   ========   ========

NONINTEREST EXPENSE

For 1999, noninterest expenses totaled $78.0 million, an increase of $11.5 million or 17.3% over $66.5 million in 1998. Noninterest expenses are shown as follows (in thousands):

                                               1999                             1998                             1997
                                 -------------------------------  -------------------------------  -------------------------------
                                 Commercial  Mortgage             Commercial  Mortgage             Commercial  Mortgage
                                   Banking   Banking    Combined    Banking   Banking    Combined   Banking    Banking    Combined
                                 ----------  --------   --------  ----------  --------   --------  ----------  --------   --------
Salaries and employee benefits    $ 36,113   $  6,781   $ 42,894   $ 31,392   $  2,653   $ 34,045   $ 26,786   $   --     $ 26,786
Occupancy expenses                   8,512      2,190     10,702      7,596      1,004      8,600      6,409       --        6,409
Net losses and carrying costs
  of real estate acquired by
  foreclosure                           30       --           30        336       --          336        200       --          200
FDIC assessment                        366       --          366        351       --          351        126       --          126
Technology                           3,871         97      3,968      4,244       --        4,244      3,512       --        3,512
Postage and delivery charges         1,443        167      1,610      1,291        107      1,398      1,156       --        1,156
Supplies                             1,247        359      1,606      1,315        224      1,539      1,045       --        1,045
Professional fees                    1,730        131      1,861      1,900         61      1,961      1,908       --        1,908
Minority interest expense            2,668        352      3,020      2,668        304      2,972      1,519       --        1,519
Other                               10,838      1,131     11,969     10,175        951     11,126      9,526       --        9,526
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------
                                  $ 66,818   $ 11,208   $ 78,026   $ 61,268   $  5,304   $ 66,572   $ 52,187   $   --     $ 52,187
                                  ========   ========   ========   ========   ========   ========   ========   ========   ========

Salaries and employee benefits in the commercial banking segment totaled $36.1 million, an increase of $4.7 million or 15.0% over $31.4 million for 1998 due primarily to an increase in the number of full time equivalent employees and routine salary increases. The Bank increased its number of full-time equivalent personnel by 38 or 5.7% during the year, from 670 at year-end 1998 to 708 at year-end 1999. Average full-time equivalent personnel increased 8.61% in 1999 compared to 1998. The increases in full-time equivalents are due to staffing requirements to propel and sustain growth in loans and deposits as well as increases in central support. Salaries and employee benefits in the commercial banking segment totaled $31.4 million in 1998, an increase of $4.6 million or 17.2% over $26.8 million for 1997 due primarily to an increase in the number of full time equivalent employees and routine salary increases. The Bank increased its number of full-time equivalent personnel by 73 or 12.2% during 1998, from 597 at year-end 1997 to 670 at year-end 1998. The increase is due primarily to opening two de novo offices (Spencer Highway and Fort Bend) during 1998, the addition of personnel devoted to resolving Year 2000 issues, the addition of loan officers and lending assistants, as well as central personnel required as a result of growth in loans and deposits, in addition to bank acquisitions.

Occupancy expense in the commercial banking segment totaled $8.5 million in 1999, an increase of $916 thousand or 12.1% over $7.6 million in 1998. This increase is due to the new lease space for the Memorial and Fort Bend offices. Also, there were asset write-downs and lease-buy-outs for equipment which were related to the Houston Commerce Bank acquisition and conversion. Occupancy expense in the commercial banking segment totaled $7.6 million in 1998 as compared to $6.4 million in 1997, an increase of $1.2 million, or 18.5%. This increase is due to the opening of the two de novo offices during 1998 as well as leasing additional space for the new cash management, brokerage services, trust administration and call center areas, in addition to portions of the central departments that have now outgrown the original central location.

Technology expense in 1999 totaled $3.9 million, a decrease of $373 thousand or 8.8% from $4.2 million in 1998. In 1998, technology expense included non-recurring expenses associated with the acquisition of Humble and Hometown and in 1999, included non-recurring expenses associated with the acquisition of Houston Commerce Bank. In 1998, technology expense totaled $4.2 million compared to $3.5 million in 1997. This increase is due to Year 2000 readiness initiatives, perpetual improvements and upgrades to the core and ancillary data processing and operating systems, as well as costs associated with the acquisition of Humble and Hometown. In 1997, technology expense included non-recurring expenses associated with the acquisition of First Houston.

Minority interest expense for the commercial banking segment in both 1999 and 1998 of $2.7 million increased $1.1 million or 43.1% over $1.5 million in 1997. In June 1997, the Company issued, through a wholly owned subsidiary, $28,750,000 in 9.28% Cumulative Trust Preferred Securities that mature in 2027. Interest on these securities is classified as minority interest expense. Also, in 1998, minority interest expense was recorded to reflect the 20 percent interest in SCMC that the Company did not own. Minority interest expense for the Company in 1998 of $3.0 million increased $1.5 million or 95.7% over $1.5 million in 1997.

Other expenses in the commercial banking segment totaled $10.8 million in 1999, an increase of $663 thousand or 6.5%, from $10.2 million in 1998. This increase is due to an expanding infrastructure to support growth. Other expenses totaled $10.2 million in 1998, an increase of $649 thousand, or 6.8% over $9.5 million in 1997. The increases were a result of the opening of two de novo offices during 1998, the acquisition of Humble and Hometown, and an increased marketing effort.

Noninterest expense for the mortgage banking segment for 1999 increased 211% over 1998. This increase results from the fact that, prior to July 2, 1998, the Bank owned only 40 percent of SCMC and recorded income on the equity basis. Subsequent to July 2, 1998, the Bank owned 80 percent of SCMC and earnings were consolidated with the Bank. Accordingly, the expenses for 1999 were approximately double those of 1998.

INCOME TAXES

The Company provided $9.7 million for federal income taxes for 1999, $8.9 million for 1998, and $7.6 million for 1997. The effective tax rates for 1999, 1998, and 1997 were 31.1%, 32.7%, and 33.5%, respectively. The decline in the effective tax rates result from an increased position in bank qualified tax exempt municipal securities and tax exempt bank owned life insurance.

FINANCIAL CONDITION

LOANS HELD FOR INVESTMENT

At December 31, 1999, loans held for investment totaled $1.125 billion, an increase of $172.1 million or 18.1% over loans at December 31, 1998 of $952.5 million.

At December 31, 1999, total loans were 84.4% of deposits and 61.0% of total assets. At December 31, 1998, total loans were 77.1% of deposits and 68.2% of total assets.

The following table summarizes the loan portfolio of the Bank by type of loan as of December 31, excluding loans held for sale (in thousands):

                                1999                 1998                  1997                  1996                  1995
                         ------------------   ------------------    ------------------    ------------------    ------------------
                           Amount       %       Amount       %        Amount       %        Amount       %        Amount       %
                         ----------   -----   ----------   -----    ----------   -----    ----------   -----    ----------   -----
Commercial, financial
  and industrial:
    US addressees        $  411,324    36.6%  $  338,634    35.6%   $  299,016    37.3%   $  223,817    35.4%   $  177,255    34.0%
    Non-US addressees         5,917     0.5%       4,047     0.4%          771     0.1%        1,353     0.2%        3,108     0.6%
Real estate mortgage:
    Commercial              339,593    30.2%     263,991    27.7%      220,425    27.5%      169,072    26.7%      156,619    30.0%
    Residential             137,848    12.2%     118,672    12.5%      101,511    12.7%       79,107    12.5%       56,929    10.9%
Real estate construction    110,850     9.9%     112,769    11.8%       73,071     9.1%       56,084     8.9%       43,269     8.3%
Consumer                    119,045    10.6%     114,405    12.0%      106,580    13.3%      103,493    16.3%       84,436    16.2%
                         ----------   -----   ----------   -----    ----------   -----    ----------   -----    ----------   -----
                         $1,124,577   100.0%  $  952,518   100.0%   $  801,374   100.0%   $  632,926   100.0%   $  521,616   100.0%
                         ==========   =====   ==========   =====    ==========   =====    ==========   =====    ==========   =====

The primary lending focus of the Bank is on commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300,000 to $30 million. Typically, the Bank's customers have financing requirements between $50,000 and $500,000. Although the Bank's legal lending limit was $13.7 million at December 31, 1999, the Bank has not maintained exposure greater than $7.5 million on any single relationship.

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

The Bank's commercial mortgage loans are secured by first liens on real estate, typically have floating interest rates, and are amortized over a 15-year period with balloon payments due at the end of three years. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, and a review of the financial condition of the borrower.

The Bank makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties, such as churches. Generally, construction loans are secured by first liens on real estate and have floating interest rates. The Bank conducts periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Bank's construction lending activities.

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other relationships with the Bank. In addition, the Bank began issuing consumer credit cards through the Visa and MasterCard systems during 1995. These cards are primarily issued to customers who have other relationships with the Bank and excellent credit histories. As of December 31, 1999 and 1998, the Bank had outstanding credit card balances of $6.1 million and $4.9 million, respectively.

The Bank seeks to compete effectively in its chosen markets by consistent application of its business strategy. See further discussion of "BUSINESS - Business Banking Strategy" and "BUSINESS - Competition".

As of December 31, 1999, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

LOANS HELD FOR SALE

Loans held for sale of $70.4 million at December 31, 1999, decreased from $84.9 million at December 31, 1998. Approximately $10 million of these loans at December 31, 1998 were comprised of student loans which were sold in conjunction with the sale of the University of Houston office. The remainder were mortgage loans originated by SCMC that are held for sale and are typically sold to investors within one month of origination. Due to the timing of the sales of loans to investors, the balance of these loans at any given time is somewhat volatile.

RISK ELEMENTS

Nonperforming, past due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. The Bank receives, on an ongoing basis, updated appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.

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

The Bank had no material foreign loans outstanding or loan concentrations for the years ended December 31, 1995 through 1999. The Bank, however, continues to monitor the potential risk of foreign borrowers and concentrations of credit.

The following table presents information regarding non-performing loans and assets as of December 31, 1995 through 1999 (in thousands):

                                             1999          1998          1997          1996          1995
                                          ----------    ----------    ----------    ----------    ----------
Nonaccrual loans                          $    5,501    $    4,828    $    4,502    $    2,996    $    3,607
Restructured loans                               218           312           217            45           121
Accruing loans past due 90 days or more          351           824           505           395           639
                                          ----------    ----------    ----------    ----------    ----------
Total nonperforming loans                      6,070         5,964         5,224         3,436         4,367
Real estate acquired by foreclosure            1,323         1,965         1,082         3,082         2,941
Other repossessed assets                         243           356           536           384            32
                                          ----------    ----------    ----------    ----------    ----------
Total nonperforming assets                $    7,636    $    8,285    $    6,842    $    6,902    $    7,340
                                          ==========    ==========    ==========    ==========    ==========

Nonperforming loans to total loans              0.51%         0.57%         0.60%         0.51%         0.82%
Nonperforming assets to total assets            0.39%         0.54%         0.49%         0.62%         0.79%

Potential problem loans                   $   24,483    $   20,870    $   13,701    $   15,144    $   13,573
                                          ==========    ==========    ==========    ==========    ==========
Total loans                               $1,194,981    $1,037,373    $  871,568    $  673,895    $  529,698
                                          ==========    ==========    ==========    ==========    ==========
Total assets                              $1,959,480    $1,520,580    $1,400,880    $1,111,337    $  924,209
                                          ==========    ==========    ==========    ==========    ==========

ALLOWANCE FOR CREDIT LOSSES

The Bank has several systems in place to assist in maintaining the overall quality of its loan portfolios. The Bank has established underwriting guidelines to be followed by its bank offices. The Bank also monitors its delinquency levels for any negative or adverse trends and particularly monitors credits which have a total exposure of $50,000 or more. However, there can be no assurance that the Bank's loan portfolios will not become subject to increasing pressures from deteriorating borrower creditworthiness due to general economic conditions.

The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for credit losses to the Bank's Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the industry diversification of the Bank's commercial loan portfolio and the effect of changes in the local real estate market on collateral values. The Bank also considers the results of recent regulatory examinations. The Bank continues to monitor the effects of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of non-performing loans and related collateral security. The Bank monitors the loan portfolio through its internal loan review department and obtains an annual loan review by independent consultants. Charge-offs occur when loans are deemed to be uncollectible.

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

At December 31, 1999, substandard loans totaled $29.4 million, of which $4.7 million were loans designated as delinquent or nonaccrual; and doubtful loans totaled $1.4 million of which $1.1 thousand were designated as delinquent or nonaccrual.

In addition to the internally classified loan list and delinquency list of loans, the Bank maintains a separate "watch list" which further aids the Bank in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Bank reviews these loans to assist in assessing the adequacy of the allowance for credit losses. As of December 31, 1999 and 1998, none of the watch list loans were designated as delinquent and there were none on nonaccrual. As of December 31, 1999, watch list loans totaled $65.0 million.

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

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data (in thousands):



                                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------------
                                                           1999          1998          1997          1996          1995
                                                       ----------    ----------    ----------    ----------    ----------

Average loans outstanding                              $1,074,996    $  951,778    $  757,344    $  598,564    $  483,908
                                                       ==========    ==========    ==========    ==========    ==========
Loans outstanding at period end                        $1,194,981    $1,037,373    $  869,503    $  673,129    $  529,572
                                                       ==========    ==========    ==========    ==========    ==========

Allowance for credit losses at January 1               $   10,829    $    8,278    $    7,850    $    7,225    $    7,052
                                                       ==========    ==========    ==========    ==========    ==========

Charge-offs:
     Commercial, financial, and industrial                  5,063         2,686         1,834         1,499         1,132
     Real estate, mortgage and construction                   162           510           119           153            77
     Installment                                            1,895         1,092         1,347           724           266
                                                       ----------    ----------    ----------    ----------    ----------
          Total charge-offs                                 7,120         4,288         3,300         2,376         1,475
Recoveries:
     Commercial, financial, and industrial                    615           223           257           305           212
     Real estate, mortgage and construction                    42           120            28            39            27
     Installment                                              178           264           188           147           177
                                                       ----------    ----------    ----------    ----------    ----------
          Total recoveries                                    835           607           473           491           416
                                                       ----------    ----------    ----------    ----------    ----------
Net charge-offs                                             6,285         3,681         2,827         1,885         1,059

Provision for credit losses                                 8,643         6,232         3,255         2,510         1,232
                                                       ----------    ----------    ----------    ----------    ----------
Allowance for credit losses at December 31             $   13,187    $   10,829    $    8,278    $    7,850    $    7,225
                                                       ==========    ==========    ==========    ==========    ==========

Ratios:
     Allowance to average loans                              1.23%         1.14%         1.09%         1.31%         1.49%
     Allowance to period end loans                           1.10%         1.04%         0.95%         1.17%         1.36%
     Net charge-offs to average loans                        0.58%         0.39%         0.37%         0.31%         0.22%
     Allowance to period-end nonperforming loans           217.25%       181.57%       158.46%       228.46%       165.45%


ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

The following table describes the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any category of loans.



                                                                  YEAR ENDED DECEMBER 31,
                                                                    (IN THOUSANDS)
                             -----------------------------------------------------------------------------------------------------
                                   1999                  1998                  1997                1996                1995
                             ------------------    ------------------    ----------------    -----------------    ----------------
Balance of allowance                     % OF                  % OF               % OF                  % OF                % OF
  for credit losses at end               ALLOW-                ALLOW-             ALLOW-                ALLOW-              ALLOW-
  of period applicable to:    AMOUNT     ANCE       AMOUNT     ANCE       AMOUNT   ANCE       AMOUNT    ANCE       AMOUNT   ANCE
                             -------    -------    -------    -------    -------  -------    -------   -------    -------  -------

Commercial, financial
     and industrial          $ 5,163         39%   $ 3,356         31%   $ 1,727       21%   $ 2,118        27%   $ 1,386       19%
Real estate - mortgage         2,168         16%     1,142         11%       242        3%       282         4%     1,091       15%
Real estate - construction       482          4%       335          3%       266        3%       203         2%        --        0%
Consumer                         768          6%       679          6%       596        7%       480         6%       230        3%
Unallocated                    4,606         35%     5,317         49%     5,447       66%     4,767        61%     4,518       63%
                             -------    -------    -------    -------    -------  -------    -------   -------    -------  -------
                             $13,187        100%   $10,829        100%   $ 8,278      100%   $ 7,850       100%   $ 7,225      100%
                             =======    =======    =======    =======    =======  =======    =======   =======    =======  =======


SECURITIES

The following table summarizes the book value of securities held by the Bank as of the dates shown. See Note D to the Company's consolidated financial statements for information relating to fair values and details of held-to-maturity and available-for-sale securities portfolios.


                                                                      YEAR ENDED DECEMBER 31,
                                                                           (IN THOUSANDS)
                                             --------------------------------------------------------------------------------
                                                1999           %            1998           %            1997            %
                                             ----------    ----------    ----------    ----------    ----------    ----------

U.S. Treasury securities and
   obligations of U.S. government
   agencies                                  $  107,636          20.5%   $  114,954          45.9%   $  191,414          61.5%
Obligations of states and political
   subdivisions                                  76,811          14.6%       53,435          21.3%       24,781           8.0%
Mortgage-backed securities and
   collateralized mortgage obligations          324,517          61.8%       62,790          25.1%       88,887          28.6%
Other securities                                 16,275           3.1%       19,149           7.7%        5,856           1.9%
                                             ----------    ----------    ----------    ----------    ----------    ----------
                                             $  525,239         100.0%   $  250,328         100.0%   $  310,938         100.0%
                                             ==========    ==========    ==========    ==========    ==========    ==========


At December 31, 1999, securities of $525.2 million had increased $274.9 million from $250.3 million at December 31, 1998. During the third quarter of 1999, the Bank initiated a temporary leveraging strategy in order to enhance earnings by better utilizing current levels of capital. By year-end, the Bank had invested $254 million in variable and fixed rate mortgage-backed securities and variable rate collateralized mortgage obligations. These investments were financed with short-term Federal Home Loan Bank advances. At December 31, 1999 and 1998, securities represented 37.1% and 18.6% of total deposits and 26.8% and 16.5% of total assets, respectively.

The yield on the Bank's securities portfolio at December 31, 1999, was 6.3%. The weighted-average life of the portfolio was approximately 10.0 years and the duration was approximately 2.8 years. The yield on the Bank's securities portfolio at December 31, 1998, was 5.8%. The weighted-average life of the portfolio was approximately 4.4 years and the duration was approximately 3.4 years.

The maturity distribution and weighted average yield of the Bank's debt security portfolio as of December 31, 1999, are summarized in the following table (in thousands).


                                  DUE < 1 YEAR            DUE 1-5 YEARS           DUE 5-10 YEARS          DUE > 10 YEARS
                               -------------------    -------------------    -------------------    -------------------
                                AMOUNT     YIELD       AMOUNT     YIELD       AMOUNT     YIELD       AMOUNT      YIELD      TOTAL
                               --------   --------    --------   --------    --------   --------    --------   --------    --------

U.S. Treasury
    securities and
    obligations of
    U.S. government
    agencies                   $ 22,471       5.53%   $ 78,122       6.06%   $  6,133       6.86%   $    910       6.97%   $107,636
Obligations of
    states and political
    subdivisions                  2,733       4.65%     36,463       4.17%     35,486       4.53%      2,129       5.04%     76,811
Mortgage-backed
    securities and
    collateralized
    mortgage obligations            638       5.21%      4,197       6.45%     24,637       6.04%    295,045       6.91%    324,517

                               --------   --------    --------   --------    --------   --------    --------   --------    --------
                               $ 25,842       5.43%   $118,782       5.49%   $ 66,256       5.31%   $298,084       6.90%   $508,964
                               ========   ========    ========   ========    ========   ========    ========   ========    ========

DEPOSITS

The Bank's lending and investing activities are funded almost entirely by core deposits, approximately 75.1% of which are demand and savings deposits. Noninterest bearing deposits at December 31, 1999 were $481.8 million as compared to $469.2 million at December 31, 1998, an increase of $12.6 million or 2.7% over 1998. Approximately 34.0% of deposits at December 31, 1999 were noninterest bearing as compared to 34.9% at December 31, 1998. The Bank does not accept brokered deposits.

The Bank's average total deposits for 1999 were $1.4 billion, or $100.3 million and 7.9% over average total deposits during 1998 that were $1.3 billion. The Bank's total deposits at December 31, 1999 were $1.4 billion, up $70.2 million or 5.2% over total deposits of $1.3 billion at year-end 1998. Deposit growth continues to be concentrated primarily in core deposits, consisting of all deposits other than retail and public fund certificates of deposit in excess of $100,000.

The average balances and weighted average rates paid on deposits for each of the years ended December 31, 1999, 1998, and 1997 are presented below (in thousands):



                                                            1999                       1998                       1997
                                                   -----------------------    -----------------------    ------------------------
                                                    AVERAGE       AVERAGE      AVERAGE       AVERAGE       AVERAGE       AVERAGE
                                                    BALANCE        RATE        BALANCE        RATE         BALANCE        RATE
                                                   ----------   ----------    ----------   ----------    ----------    ----------

Noninterest bearing demand deposits                $  469,660                 $  416,526                 $  333,668
Interest bearing demand and savings deposits          550,525         2.41%      537,978         2.82%      494,829          3.05%
Time deposits                                         351,529         4.69%      316,959         5.12%      263,932          5.11%
                                                   ----------   ----------    ----------   ----------    ----------    ----------
                                                   $1,371,714         2.17%   $1,271,463         2.47%   $1,092,429          2.62%
                                                   ==========   ==========    ==========   ==========    ==========    ==========

The Bank's time deposits of $100,000 or more have consistently shown a pattern of renewal similar to that for deposits of less than $100,000. See Note I of the consolidated financial statements for maturities of certificates of deposits of $100,000 or more.

OTHER BORROWED FUNDS

Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Additionally, the Bank has available borrowing facilities through the Federal Home Loan Bank and numerous correspondent banking relationships.

During the third quarter, the Company initiated a leveraging strategy whereby the Bank borrowed funds on a short-term basis from the Federal Home Loan Bank ("FHLB") and invested $254 million in mortgage backed securities and collateralized mortgage obligations. Additionally, loans have grown at a faster pace than deposits. As a result, FHLB borrowings totaled $318.5 million at December 31, 1999 and had an average rate of 5.77% and maturities from one day to nine months. Also, federal funds purchased totaled $35.0 million at December 31, 1999. There were no outstanding FHLB borrowings or federal funds purchased at December 31, 1998.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

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

To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed by senior management, the Asset/Liability Management Committee and the Company's Board of Directors on an ongoing basis.

The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity. The interest rate scenarios presented in the table include interest rates at December 31, 1999 and as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at fiscal year end will remain constant over the measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.


                                                    IMPACT ON:
                                           ---------------------------------
                                           2000 NET            MARKET VALUE
                       CHANGE IN           INTEREST            OF PORTFOLIO
                      INTEREST RATES        INCOME                EQUITY
                      --------------       ----------          ------------

                          +200               2.09%                2.55%
                          +100               1.45                 2.74
                             0               0.00                 0.00
                          (100)             (1.88)               (4.40)
                          (200)             (4.08)               (9.61)


An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest earning assets and interest bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest earning assets maturing or repricing within a given period exceeds the amount of its interest bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given period exceeds the amount of its interest earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect adversely net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. When analyzing its GAP position, the Company emphasizes the next twelve-month period.

The following table sets forth the expected maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities as of December 31, 1999:


                                              0-90           90-365           1-3             3-5          OVER
                                              DAYS            DAYS           YEARS           YEARS        5 YEARS          TOTAL
                                          -----------     -----------     -----------     -----------    -----------    -----------
                                                       (In thousands, except for data expressed in percentages)

INTEREST EARNING ASSETS:

Cash and cash equivalents                 $     1,878     $        --     $        --     $        --    $        --    $     1,878
Securities purchased under
   agreements to resell                        40,834              --              --              --             --         40,834
Deposits in other financial institutions           35             100              --              --             --            135
Securities                                     66,439          96,207          88,947          97,838        159,533        508,964
Loans                                         612,538          84,194         178,721         270,460         49,068      1,194,981
                                          -----------     -----------     -----------     -----------    -----------    -----------
   Total interest earning assets              721,724         180,501         267,668         368,298        208,601      1,746,792
INTEREST BEARING LIABILITIES:
Demand and savings deposits                   581,687              --              --              --             --        581,687
Certificates of deposit and
   other time deposits                        164,078         155,105          24,643           8,281             --        352,107
Other borrowed funds                          325,705          36,627              --              --             --        362,332
                                          -----------     -----------     -----------     -----------    -----------    -----------
   Total interest bearing liabilities       1,071,470         191,732          24,643           8,281             --      1,296,126
                                          -----------     -----------     -----------     -----------    -----------    -----------

Period GAP                                $  (349,746)    $   (11,231)    $   243,025     $   360,017    $   208,601    $   450,666
                                          ===========     ===========     ===========     ===========    ===========    ===========

Cumulative GAP                            $  (349,746)    $  (360,977)    $  (117,952)    $   242,065    $   450,666
                                          ===========     ===========     ===========    ===========    ===========

Period GAP to total assets                     (17.85)%         (0.57)%         12.40%         18.37%         10.65%
                                          ===========     ===========     ===========    ===========    ===========

Cumulative GAP to total assets                 (17.85)%        (18.42)%         (6.02)%        12.35%         23.00%
                                          ===========     ===========     ===========    ===========    ===========

Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not reprice proportionally as interest rates change. Consequently, the Company's management has begun to utilize an interest rate risk simulation model to increase its ability to monitor and forecast the effect of various interest rate environments on earnings and its net capital position.

Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. In recent years, the Company's liquidity needs have primarily been met by growth in core deposits. Additionally, the Bank's access to purchased funds from correspondent banks and borrowings from the Federal Home Loan Bank, supplemented by amortizing investment and loan portfolios, has created an adequate liquidity position.

CAPITAL RESOURCES

At December 31, 1999, shareholders' equity totaled $134.5 million or 6.9% of total assets, as compared to $116.9 million and 7.7% of total assets at December 31, 1998.

Regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks will be evaluated in terms of capital adequacy. These guidelines relate a banking company's capital compared to the risk profile of its assets. Tier 1 capital includes common shareholders' equity, minority interest in consolidated subsidiaries, and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments, and the reserves for credit losses.

Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted assets. See Note S to the Company's consolidated financial statements for further discussion of the Company's and the Bank's regulatory capital requirements.

The Bank's capital levels at December 31, 1999 and 1998 qualify it as "well-capitalized," the highest of five tiers under applicable regulatory definitions.

ITEM 7A - QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Liquidity." The Company's principal market risk exposure is to interest rates.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page 32 and the Consolidated Financial Statements which begin on page 34 of this Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART - III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "ELECTION OF DIRECTORS" of the Company's Proxy Statement dated March 17, 2000, relating to the 2000 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

The information set forth under the caption "EXECUTIVE COMPENSATION" of the Company's Proxy Statement dated March 17, 2000, relating to the 2000 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Company by its directors and executive officers set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Company's Proxy Statement dated March 17, 2000, relating to the 2000 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "CERTAIN TRANSACTIONS" of the Company's Proxy Statement dated March 17, 2000, relating to the 2000 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

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

(a)(2) No financial statement schedules are required to be filed as a part of this report.

(b)      No reports on Form 8-K are required to be filed as part of this report.

(c)      Exhibits


2.1 Agreement and Plan of Merger dated as of March 18, 1997, by and among the Company, Sterling Bancorporation, Inc. and First Houston Bancshares, Inc. [Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-28153)]

2.2 Agreement and Plan of Consolidation dated as of February 17, 1998, by and between the Company and Humble National Bank [Incorporated by reference to the Company's Report on Form 8-K filed on February 27, 1998 (File No. 000-20750)]

2.3 Agreement and Plan of Merger dated as of June 12, 1998 among the Company, Sterling Bancorporation, and Hometown Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.6 of the Company's Annual Report on Form 10-K (File No. 000-20750)]

2.4 Agreement and Plan of Merger dated as of February 24, 1999 among the Company, Sterling Bancorporation, and B. O. A. Bancshares, Inc., as amended. [Incorporated by reference to the Company's Report on Form 8-K filed on June 2, 1999 (File No. 000-20750)]

3.1 Restated and Amended Articles of Incorporation of the Company, as amended. [Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 000-20750)]

3.2      Restated By-Laws of the Company [Incorporated by reference to Exhibit
         4.2 of the Company's Registration Statement on Form S-8, effective November 25, 1996 (File No. 333-16719)]

4.1 Form of Indenture to be dated as of June 6, 1997 [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

4.2 Form of Junior Subordinated Debenture [Included as an exhibit to the Form of Indenture that is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

4.3 Form of Trust Preferred Securities Guarantee Agreement of the Company [Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

10.1** 1994 Incentive Stock Option Plan of the Company [Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.2 1994 Employee Stock Purchase Plan of the Company [Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.3** 1984 Incentive Stock Option Plan of the Company [Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476)]

10.4** 1995 Non-Employee Director Stock Compensation Plan [Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (File No. 333-16719)]

21*      Subsidiaries of the Company

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


                                         STERLING BANCSHARES, INC.

                                         by  /s/ George Martinez
                                           ------------------------------------
DATE:  March 23, 2000                    George Martinez,
                                         Chairman and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 10th day of March, 2000.



SIGNATURE                           TITLE                              SIGNATURE                          TITLE
---------                           -----                              ---------                          -----


 /s/ George Martinez                Chairman and Director              /s/ Glenn H. Johnson               Director
-------------------------------                                        ------------------------------
George Martinez                                                        Glenn H. Johnson

 /s/ J. Downey Bridgwater           President and Director             /s/ James J. Kearney               Director
-------------------------------                                        ------------------------------
J. Downey Bridgwater                                                   James J. Kearney

/s/ L. S. Brown                     Director                           /s/ Paul Michael Mann, M.D.        Director
-------------------------------                                        ------------------------------
L. S. Brown                                                            Paul Michael Mann, M.D.

/s/ John H. Buck                    Director                           /s/ David B. Moulton               Director
-------------------------------                                        ------------------------------
John H. Buck                                                           David B. Moulton

/s/ Charles I. Castro               Director                           /s/ Russell Orr                    Director
-------------------------------                                        ------------------------------
Charles I. Castro                                                      Russell Orr

/s/ James M. Clepper                Director                           /s/ Christian A. Rasch             Director
-------------------------------                                        ------------------------------
James M. Clepper                                                       Christian A. Rasch

/s/ F. Richard Drake                Director                           /s/ Thomas A. Reiser               Director
-------------------------------                                        ------------------------------
F. Richard Drake                                                       Thomas A. Reiser

/s/ Walter P. Gibbs, Jr.            Director                           /s/ Steven F. Retzloff             Director
-------------------------------                                        ------------------------------
Walter P. Gibbs, Jr.                                                   Steven F. Retzloff

/s/ Willis J. Hargrave, Jr.         Director                           /s/ Raimundo Riojas                Director
-------------------------------                                        ------------------------------
Willis J. Hargrave, Jr.                                                Raimundo Riojas

/s/ Bruce J. Harper                 Director                           /s/ Howard T. Tellepsen, Jr.       Director
-------------------------------                                        ------------------------------
Bruce J. Harper                                                        Howard T. Tellepsen, Jr.

/s/ G. B. Harrop                    Director                           /s/ Cuba Wadlington, Jr.           Director
-------------------------------                                        ------------------------------
G. B. Harrop                                                           Cuba Wadlington, Jr.

/s/ David Hatcher                   Director
-------------------------------
David Hatcher

STERLING BANCSHARES, INC.


TABLE OF CONTENTS
--------------------------------------------------------------------------------




                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                                33

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets                                                           34

   Statements of Income                                                     35

   Statements of Shareholders' Equity                                       36

   Statements of Cash Flows                                                 38

   Notes to Consolidated Financial Statements                               39


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
    Sterling Bancshares, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Sterling Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Houston, Texas
March 10, 2000

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


ASSETS                                                                                                1999           1998
                                                                                                  -----------    -----------

Cash and cash equivalents  (Note C)                                                               $    91,139    $   139,690
Interest-bearing deposits in financial institutions                                                       135            600
Securities purchased with an agreement to resell                                                       40,834         32,992
Available-for-sale securities, at fair value (amortized cost of $360,913 and $91,714
     at December 31, 1999 and 1998, respectively) (Note D)                                            359,127         92,338
Held-to-maturity securities, at amortized cost (fair value of $163,743 and $161,553 at
     December 31, 1999 and 1998, respectively) (Note D)                                               166,112        157,990
Loans held for sale (Note E)                                                                           70,404         84,855

Loans held for investment (Notes E and F)                                                           1,124,577        952,518
Allowance for credit losses (Note G)                                                                  (13,187)       (10,829)
                                                                                                  -----------    -----------
     Loans, net                                                                                     1,111,390        941,689

Accrued interest receivable                                                                            11,330          8,952
Real estate acquired by foreclosure                                                                     1,323          1,965
Premises and equipment, net (Note H)                                                                   41,003         39,574
Goodwill, net                                                                                           6,030          6,064
Other assets                                                                                           60,653         13,871
                                                                                                  -----------    -----------

TOTAL ASSETS                                                                                      $ 1,959,480    $ 1,520,580
                                                                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Demand deposits:
        Noninterest-bearing                                                                       $   481,757    $   469,183
        Interest-bearing                                                                              581,687        534,887
     Certificates of deposit and other time deposits (Note I)                                         352,107        341,241
                                                                                                  -----------    -----------
        Total deposits                                                                              1,415,551      1,345,311
     Other borrowed funds (Note J)                                                                    362,332         15,333
     Accrued interest payable and other liabilities                                                    17,003         11,236
     Notes payable (Note K)                                                                                --          1,883
     ESOP indebtedness (Note K)                                                                            --            186
                                                                                                  -----------    -----------

        Total liabilities                                                                           1,794,886      1,373,949

     COMMITMENTS & CONTINGENCIES (Notes Q and R)
     COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED                                          28,750         28,750
        SECURITIES (Note L)
     MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                                             1,301            948

SHAREHOLDERS' EQUITY (Notes N, O and S):
     Convertible Preferred stock, $1 par value; 1,000,000 shares authorized, 88,500 and 137,000
        issued and outstanding at December 31, 1999 and 1998, respectively                                 89            137
     Common stock, $1 par value; 50,000,000 shares authorized, 26,030,342
        and 25,526,267 issued and outstanding at December 31, 1999 and 1998, respectively              26,030         25,526
     Capital surplus                                                                                   28,658         27,038
     Retained earnings                                                                                 80,927         64,015
     ESOP indebtedness (Note K)                                                                            --           (186)
     Accumulated other comprehensive income--net unrealized gain (loss) on
        available-for-sale securities, net of tax                                                      (1,161)           403
                                                                                                  -----------    -----------
        Total shareholders' equity                                                                    134,543        116,933
                                                                                                  -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 1,959,480    $ 1,520,580
                                                                                                  ===========    ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                   1999       1998       1997
                                                               --------   --------   --------


Interest income:
  Loans, including fees                                          $100,075   $ 89,495   $ 74,178
  Securities:
    Taxable                                                        16,632     14,642     16,455
    Non-taxable                                                     3,098      1,708      1,247
  Federal funds sold and securities purchased under agreements
    to resell                                                       3,737      4,347      2,037
  Deposits in financial institutions                                   79        485      1,045
                                                                 --------   --------   --------
    Total interest income                                         123,621    110,677     94,962

Interest expense:
  Demand and savings deposits                                      13,255     15,149     15,100
  Certificates and other time deposits                             16,501     16,234     13,498
  Other borrowed funds                                              5,308        888        889
  Notes payable and ESOP indebtedness                                  68        175        338
                                                                 --------   --------   --------
    Total interest expense                                         35,132     32,446     29,825
                                                                 --------   --------   --------
Net interest income                                                88,489     78,231     65,137

Provision for credit losses(Note G)                                 8,643      6,232      3,255
                                                                 --------   --------   --------
Net interest income after provision for credit losses              79,846     71,999     61,882

Noninterest income:
  Customer service fees                                             9,683      8,999      9,011
  Equity in earnings of Sterling Capital Mortgage Company              --        495        320
  Gain on sale of mortgage loans                                   10,898      5,927         --
  Other                                                             8,687      6,367      3,648
                                                                 --------   --------   --------
    Total noninterest income                                       29,268     21,788     12,979

Noninterest expense:
  Salaries and employee benefits (Note N)                          42,894     34,045     26,786
  Occupancy expense                                                10,702      8,600      6,409
  Technology                                                        3,968      4,244      3,512
  Professional fees                                                 1,861      1,961      1,908
  Postage and delivery charges                                      1,610      1,398      1,156
  Supplies                                                          1,606      1,539      1,045
  FDIC assessment                                                     366        351        126
  Net losses and carrying costs of real estate acquired by
    foreclosure                                                        30        336        200
  Minority interest expense:
    Company-obligated mandatorily redeemable trust preferred
       securities of subsidiary trust (Note L)                      2,668      2,668      1,519
    Sterling Capital Mortgage Company                                 352        304         --
  Other                                                            11,969     11,126      9,526
                                                                 --------   --------   --------
    Total noninterest expense                                      78,026     66,572     52,187
                                                                 --------   --------   --------

Income before income taxes                                         31,088     27,215     22,674

Provision for income taxes(Note M)                                  9,665      8,910      7,611
                                                                 --------   --------   --------

Net income                                                       $ 21,423   $ 18,305   $ 15,063
                                                                 ========   ========   ========

Earnings per share(Note P):
  Basic                                                          $   0.83   $   0.73   $   0.61
                                                                 ========   ========   ========
  Diluted                                                        $   0.81   $   0.70   $   0.59
                                                                 ========   ========   ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------



                                                                  CONVERTIBLE
                                                                 PREFERRED STOCK               COMMON STOCK
                                                            ------------------------    ------------------------     CAPITAL
                                                              SHARES        AMOUNT        SHARES        AMOUNT       SURPLUS
                                                            ----------    ----------    ----------    ----------    ----------

BALANCE AT JANUARY 1, 1997                                          88    $       88        24,160    $   24,160    $   17,231
    Net income
    Net change in unrealized gain (loss) on
      available-for-sale securities, net of tax

          Total comprehensive income

    Issuance of common stock (Note N)                                                          368           368         1,288
    Redemption of common stock                                                                  (3)           (3)          (18)
    Sale of preferred stock                                         89            89                                     1,137
    Cash dividends paid
    ESOP indebtedness repayments
                                                            ----------    ----------    ----------    ----------    ----------
BALANCE AT DECEMBER 31, 1997                                       177           177        24,525        24,525        19,638

    Net income
    Net change in unrealized gain (loss) on
      available-for-sale securities, net of tax

          Total comprehensive income

    Issuance of common stock (Note N)                                                          360           360         2,031
    Common stock issued in exchange for an
      additional 40 percent interest in SCMC (Note B)                                          296           296         4,333
    Redemption of common stock                                                                  (4)           (4)          (18)
    Sale of preferred stock                                         87            87                                     1,276
    Conversion of preferred stock to common stock                 (127)         (127)          349           349          (222)
    Cash dividends paid
    ESOP indebtedness repayments
                                                            ----------    ----------    ----------    ----------    ----------
BALANCE AT DECEMBER 31, 1998                                       137           137        25,526        25,526        27,038

    Net income
    Net change in unrealized gain (loss) on
      available-for-sale securities, net of tax

          Total comprehensive income
    Issuance of common stock (Note N)                                                          420           420         1,625
    Sale of preferred stock                                          2             2                                        29
    Conversion of preferred stock to common stock                  (50)          (50)           84            84           (34)
    Cash dividends paid
    ESOP indebtedness repayments
                                                            ----------    ----------    ----------    ----------    ----------

BALANCE AT DECEMBER 31, 1999                                        89    $       89        26,030    $   26,030    $   28,658
                                                            ==========    ==========    ==========    ==========    ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                            ACCUMULATED OTHER
                                                                                           COMPREHENSIVE INCOME--
                                                                                           NET UNREALIZED GAIN
                                                                                         (LOSS) ON AVAILABLE-FOR-       TOTAL
                                                           RETAINED         ESOP             SALE SECURITIES,       SHAREHOLDERS'
                                                          EARNINGS       INDEBTEDNESS           NET OF TAX             EQUITY
                                                        -------------    -------------   ------------------------  -------------

BALANCE AT JANUARY 1, 1997                              $      37,844    $        (443)       $        (198)       $      78,682
    Net income                                                 15,063                                                     15,063
    Net change in unrealized gain (loss) on
      available-for-sale securities, net of tax                                                         176                  176
                                                                                                                   -------------
          Total comprehensive income                                                                                      15,239
                                                                                                                   -------------
    Issuance of common stock (Note N)                                                                                      1,656
    Redemption of common stock                                                                                               (21)
    Sale of preferred stock                                                                                                1,226
    Cash dividends paid                                        (3,092)                                                    (3,092)
    ESOP indebtedness repayments                                                   122                                       122
                                                        -------------    -------------        -------------        -------------
BALANCE AT DECEMBER 31, 1997                                   49,815             (321)                 (22)              93,812

    Net income                                                 18,305                                                     18,305
    Net change in unrealized gain (loss) on
      available-for-sale securities, net of tax                                                         425                  425
                                                                                                                   -------------
          Total comprehensive income                                                                                      18,730
                                                                                                                   -------------
    Issuance of common stock (Note N)                                                                                      2,391
    Common stock issued in exchange for an
      additional 40 percent interest in SCMC (Note B)                                                                      4,629
    Redemption of common stock                                                                                               (22)
    Sale of preferred stock                                                                                                1,363
    Conversion of preferred stock to common stock                                                                             --
    Cash dividends paid                                        (4,105)                                                    (4,105)
    ESOP indebtedness repayments                                                   135                                       135
                                                        -------------    -------------        -------------        -------------
BALANCE AT DECEMBER 31, 1998                                   64,015             (186)                 403              116,933

    Net income                                                 21,423                                                     21,423
    Net change in unrealized gain (loss) on
      available-for-sale securities, net of tax                                                      (1,564)              (1,564)
                                                                                                                   -------------
          Total comprehensive income                                                                                      19,859
                                                                                                                   -------------
    Issuance of common stock (Note N)                                                                                      2,045
    Sale of preferred stock                                                                                                   31
    Conversion of preferred stock to common stock                                                                             --
    Cash dividends paid                                        (4,511)                                                    (4,511)
    ESOP indebtedness repayments                                                   186                                       186
                                                        -------------    -------------        -------------        -------------

BALANCE AT DECEMBER 31, 1999                            $      80,927    $          --        $      (1,161)       $     134,543
                                                        =============    =============        =============        =============





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:                                                      1999           1998           1997
                                                                                        -----------    -----------    -----------

     Net income                                                                         $    21,423    $    18,305    $    15,063
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
        Amortization and accretion of premiums and discounts on securities, net                 404            323            412
        Provision for credit losses                                                           8,643          6,232          3,254
        Deferred income tax expense                                                          (1,698)        (1,287)          (328)
        Equity in undistributed earnings from Sterling Capital Mortgage Company                  --           (470)          (194)
        Gain on sale of assets                                                              (11,376)        (6,056)          (206)
        Gain on the sale of University of Houston office location                              (450)            --             --
        Depreciation and amortization                                                         5,923          6,163          4,311
        Write-down of real estate acquired by foreclosure                                        --             75            137
        Net loans originated or purchased for sale or resale                                 14,432         (8,735)       (29,224)
        Increase in accrued interest receivable and other assets                            (21,387)        (3,471)        (4,423)
        Increase in accrued interest payable and other liabilities                            6,220            738          1,070
                                                                                        -----------    -----------    -----------
          Net cash provided by (used in) operating activities                                22,134         11,817        (10,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in securities purchased under agreements to resell                             (7,842)       (17,496)       (16,224)
     Proceeds from maturities and principal paydowns of held-to-maturity securities          23,586         82,464         28,117
     Purchases of held-to-maturity securities                                               (32,046)       (33,259)       (78,252)
     Proceeds from sale of available-for-sale securities                                         --             --          2,233
     Proceeds from maturities and principal paydowns of available-for-sale securities        37,690         77,425         54,091
     Purchases of available-for-sale securities                                            (306,952)       (65,697)       (77,381)
     Net increase in loans                                                                 (178,987)      (156,550)      (169,990)
     Purchase of Bank Owned Life Insurance                                                  (25,606)            --             --
     Proceeds from sale of real estate acquired by foreclosure                                1,451          1,589          2,445
     Net (increase) decrease in interest-bearing deposits in financial institutions             465           (191)          (387)
     Cash and cash equivalents acquired with Sterling Capital Mortgage Company                   --          1,219             --
     Proceeds from sale of University of Houston office location                              5,545             --             --
     Proceeds from sale of premises and equipment                                             3,041            820          1,503
     Purchase of premises and equipment                                                     (10,150)        (7,650)       (10,236)
                                                                                        -----------    -----------    -----------
          Net cash used in investing activities                                            (489,805)      (117,326)      (264,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposit accounts                                                        76,439        125,487        208,752
     Net increase (decrease) in repurchase agreements and federal funds purchased           346,999        (31,741)        40,740
     Repayments of notes payable                                                             (1,883)          (417)        (4,055)
     Proceeds from issuance of common and preferred stock                                     2,076          3,754          2,882
     Redemption of common stock                                                                  --            (23)           (21)
     Issuance of company-obligated mandatorily redeemable trust preferred securities             --             --         28,750
     Payments of cash dividends                                                              (4,511)        (4,105)        (3,092)
                                                                                        -----------    -----------    -----------
          Net cash provided by financing activities                                         419,120         92,955        273,956
                                                                                        -----------    -----------    -----------

Net decrease in cash and cash equivalents                                                   (48,551)       (12,554)          (253)
Cash and cash equivalents at beginning of year                                              139,690        152,244        152,497
                                                                                        -----------    -----------    -----------
Cash and cash equivalents at end of year                                                $    91,139    $   139,690    $   152,244
                                                                                        ===========    ===========    ===========

Supplemental information:
     Income taxes paid                                                                  $     7,250    $     9,206    $     8,332
                                                                                        ===========    ===========    ===========
     Interest paid                                                                      $    33,793    $    30,013    $    27,163
                                                                                        ===========    ===========    ===========
     Noncash investing and financing activities:
        Acquisition of real estate through foreclosure of collateral                    $       643    $     2,694    $        44
                                                                                        ===========    ===========    ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


A.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

      ORGANIZATION - Sterling Bancshares, Inc. (hereinafter, collectively with its subsidiaries, the "Company" or "Bancshares"), headquartered in Houston, Texas, is a bank holding company that provides commercial and retail banking services in the Houston metropolitan area through the community banking offices of Sterling Bank, a banking association chartered under the laws of the State of Texas ("Bank"). Also, the Company provides mortgage banking services through its 80 percent ownership of Sterling Capital Mortgage Company ("SCMC").

      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES - The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry. A summary of significant accounting policies follows:

      BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Bancshares and its subsidiaries. All material intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been restated to present the combined financial information of acquisitions accounted for using the pooling of interests method (see Note B).

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

      Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as accumulated comprehensive income until realized. Securities within the available-for-sale portfolio may be used as part of the Company's asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

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

      Management's judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company's control.

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

      STATEMENTS OF CASH FLOWS - For purposes of the statements of cash flows, cash and cash equivalents are defined as cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

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

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Upon implementation of SFAS No. 133, securities classified as held-to-maturity may be redesignated as available-for-sale or trading. This statement is effective for periods beginning after June 15, 2000. The Company has no derivative instruments currently. Management believes the implementation of this pronouncement will not have a material effect on the Company's financial statements.

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


                                                                            SHARES OF
                                                                           COMPANY COMMON      TOTAL ASSETS AT     TOTAL DEPOSITS AT
            ACQUIRED ENTITY                 ACQUISITION DATE               STOCK ISSUED        ACQUISITION DATE     ACQUISITION DATE
----------------------------------------  ----------------------   -----------------------------------------------------------------

First Houston Bancshares, Inc. (1)        September 30, 1997                  1,686,014          $135 million          $125 million
Humble National Bank                      June 30, 1998                         855,000            54 million            49 million
Hometown Bancshares, Inc. (2)             November 20, 1998                   1,375,000            92 million            84 million
B.O.A. Bancshares, Inc. (3)               June 1, 1999                        1,854,600           115 million           103 million



(1) First Houston Bancshares, Inc. was the bank holding company for Houston National Bank.
(2) Hometown Bancshares, Inc. was the bank holding company for Clear Lake National Bank.
(3)   B.O.A. Banchares, Inc. was the bank holding company for Houston Commerce
      Bank.

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

      The following table reflects the results of operations of the Company as originally reported and the combined amounts after the 1999 acquisition of B.O.A. Bancshares, Inc. accounted for using the pooling of interests method (in thousands):



                                                               YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------
                                                       1998                                  1997
                                      ------------------------------------   ------------------------------------
                                      ORIGINALLY     HOUSTON                 ORIGINALLY    HOUSTON
                                       REPORTED     COMMERCE     RESTATED     REPORTED    COMMERCE      RESTATED
                                      ----------   ----------   ----------   ----------   ----------   ----------

Interest income                       $  103,031   $    7,646   $  110,677   $   88,602   $    6,360   $   94,962
Interest expense                          29,681        2,765       32,446       27,481        2,344       29,825
                                      ----------   ----------   ----------   ----------   ----------   ----------

Net interest income                       73,350        4,881       78,231       61,121        4,016       65,137

Provision for credit losses                5,892          340        6,232        3,176           79        3,255
                                      ----------   ----------   ----------   ----------   ----------   ----------

Net interest income after
     provision for credit losses          67,458        4,541       71,999       57,945        3,937       61,882

Noninterest income                        20,581        1,207       21,788       11,640        1,339       12,979
Noninterest expense                       62,344        4,228       66,572       48,561        3,626       52,187
                                      ----------   ----------   ----------   ----------   ----------   ----------

Net income before income
     taxes                                25,695        1,520       27,215       21,024        1,650       22,674

Provision for income taxes                 8,391          519        8,910        7,009          602        7,611
                                      ----------   ----------   ----------   ----------   ----------   ----------

Net income                            $   17,304   $    1,001   $   18,305   $   14,015   $    1,048   $   15,063
                                      ==========   ==========   ==========   ==========   ==========   ==========


C.    CASH AND CASH EQUIVALENTS

      The Bank is required by the Board of Governors of the Federal Reserve System (the "FRB") to maintain average reserve balances. "Cash and cash equivalents" in the consolidated balance sheets includes amounts so restricted of approximately $500 thousand at December 31, 1999 and $5.1 million at December 31, 1998.

D.    SECURITIES

      The amortized cost and fair value of securities are as follows (in thousands):


                                                                     DECEMBER 31, 1999
                                                ---------------------------------------------------------
                                                                 GROSS           GROSS
                                                AMORTIZED      UNREALIZED      UNREALIZED
                                                  COST           GAINS           LOSSES       FAIR VALUE
                                                ---------      ----------      ----------     -----------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations
    of U.S. government agencies                 $ 51,809        $      2        $  1,039        $ 50,772
Obligations of states and political
    subdivisions                                     780               6              12             774
Mortgage-backed securities and
    collateralized mortgage obligations          292,049           1,165           1,908         291,306
Federal Home Loan Bank stock and other
    equity securities                             16,275              --              --          16,275
                                                --------        --------        --------        --------
Total                                           $360,913        $  1,173        $  2,959        $359,127
                                                ========        ========        ========        ========

HELD-TO-MATURITY
U.S. Treasury securities and obligations
    of U.S. government securities               $ 56,864        $     17        $    367        $ 56,514
Obligations of states and political
    subdivisions                                  76,037             142           1,833          74,346
Mortgage-backed securities and
    collateralized mortgage obligations           33,211             165             493          32,883
                                                --------        --------        --------        --------
Total                                           $166,112        $    324        $  2,693        $163,743
                                                ========        ========        ========        ========


                                                                     DECEMBER 31, 1998
                                                ---------------------------------------------------------
                                                                 GROSS           GROSS
                                                AMORTIZED      UNREALIZED      UNREALIZED
                                                  COST           GAINS           LOSSES       FAIR VALUE
                                                ---------      ----------      ----------     -----------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations
    of U.S. government agencies                 $ 45,303        $    543        $     23        $ 45,823
Obligations of states and political
    subdivisions                                     784              34              --             818
Mortgage-backed securities                        26,478             120              50          26,548
Federal Home Loan Bank stock and other
    equity securities                             19,149              --              --          19,149
                                                --------        --------        --------        --------
Total                                           $ 91,714        $    697        $     73        $ 92,338
                                                ========        ========        ========        ========

HELD-TO-MATURITY
U.S. Treasury securities and obligations
    of U.S. government agencies                 $ 63,116        $  1,966        $     49        $ 65,033
Obligations of states and political
    subdivisions                                  52,617           1,174              --          53,791
Mortgage-backed securities and
    collateralized mortgage obligations           42,257             685             213          42,729
Other debt securities                                 --              --              --              --
                                                --------        --------        --------        --------
Total                                           $157,990        $  3,825        $    262        $161,553
                                                ========        ========        ========        ========

      The amortized cost and fair value of securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All amounts are shown in thousands.


                                                   HELD-TO-MATURITY               AVAILABLE-FOR-SALE
                                               -------------------------       -------------------------
                                               AMORTIZED                       AMORTIZED
                                                 COST         FAIR VALUE         COST         FAIR VALUE
                                               ---------      ----------       ---------      ----------
Due in one year or less                        $ 13,098        $ 13,090        $ 12,185        $ 12,107
Due after one year through five years            79,839          79,035          35,590          34,745
Due after five years through ten years           38,482          37,280           3,228           3,136
Due after ten years                               1,482           1,455           1,586           1,558
Mortgage-backed securities and
    collateralized mortgage obligations          33,211          32,883         292,049         291,306
FHLB stock and other equity securities               --              --          16,275          16,275
                                               --------        --------        --------        --------
                                               $166,112        $163,743        $360,913        $359,127
                                               ========        ========        ========        ========

      The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 1999 or 1998.

      Securities with carrying values totaling $413.9 million and fair values totaling $405.0 million at December 31, 1999 were pledged to secure public deposits, securities sold under repurchase agreements and Federal Home Loan Bank advances.

E.    LOANS

      The loan portfolio consists of various types of loans made principally to borrowers located in the Houston metropolitan area, and is classified by major type as follows (in thousands):


                                                     DECEMBER 31,
                                            -------------------------------
                                               1999                1998
                                            -----------         -----------
Commercial, financial and industrial        $   411,324         $   338,634
Real estate - commercial                        339,593             263,991
Real estate - mortgage                          137,848             118,672
Real estate - construction                      110,850             112,769
Consumer                                        119,463             115,020
Foreign commercial and industrial                 5,917               4,047
Less unearned discount                             (418)               (615)
                                            -----------         -----------
     Total loans held for investment          1,124,577             952,518
Loans held for sale                              70,404              84,855
                                            -----------         -----------
        Total loans                         $ 1,194,981         $ 1,037,373
                                            ===========         ===========


      The recorded investment in impaired loans under SFAS No. 114 is approximately $30.8 million and $23.3 million, at December 31, 1999 and 1998, respectively. Under SFAS No. 114, such impaired loans required an allowance for credit losses of approximately $6.7 million and $4.7 million, respectively.

      The average recorded investment in impaired loans for the years ended December 31, 1999, 1998 and 1997 was $28.1 million, $20.1 million and $16.2 million, respectively.

      Loan maturities and rate sensitivity of the loan portfolio, excluding real estate - mortgage, consumer and foreign loans and unearned discount, at December 31, 1999 are as follows (in thousands):


                                                           DUE AFTER
                                                            ONE YEAR
                                           DUE IN ONE     THROUGH FIVE      DUE AFTER
                                          YEAR OR LESS       YEARS         FIVE YEARS         TOTAL
                                          ------------    ------------     ----------       --------
Commercial, financial and industrial        $292,785        $111,157        $  7,382        $411,324
Real estate - commercial                     163,638         162,011          13,944         339,593
Real estate - construction                    76,450          32,304           2,096         110,850
                                            --------        --------        --------        --------
Total                                       $532,873        $305,472        $ 23,422        $861,767
                                            ========        ========        ========        ========

Loans with a fixed interest rate            $ 87,313        $305,293        $ 23,163        $415,769
Loans with a floating interest rate          445,560             179             259         445,998
                                            --------        --------        --------        --------
Total                                       $532,873        $305,472        $ 23,422        $861,767
                                            ========        ========        ========        ========


      As of December 31, 1999 and 1998, loans outstanding to directors, officers and their affiliates were approximately $10.6 million and $7.8 million, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

      An analysis of activity with respect to these related-party loans is as follows (in thousands):


                                                       YEAR ENDED
                                                       DECEMBER 31,
                                                -------------------------
                                                  1999             1998
                                                --------         --------
Beginning balance                               $  7,764         $  9,085
New loans and reclassified related loans           8,621            6,493
Repayments                                        (5,753)          (7,814)
                                                --------         --------
Ending balance                                  $ 10,632         $  7,764
                                                ========         ========


F.    NONACCRUAL, PAST-DUE AND RESTRUCTURED LOANS

      The following table presents information relating to nonaccrual, past-due and restructured loans (in thousands):


                                                                    DECEMBER 31,
                                                               --------------------
                                                                 1999          1998
                                                               ------        ------
Nonaccrual loans                                               $5,501        $4,828
Loans 90 days or more past due, not on nonaccrual status          351           824
Restructured loans, performing                                    218           312
                                                               ------        ------
                                                               $6,070        $5,964
                                                               ======        ======

G.    ALLOWANCE FOR CREDIT LOSSES

      An analysis of activity in the allowance for credit losses is as follows (in thousands):


                                                 YEAR ENDED DECEMBER 31,
                                       ------------------------------------------
                                         1999             1998             1997
                                       --------         --------         --------
Balance at beginning of year           $ 10,829         $  8,278         $  7,850
      Provisions                          8,643            6,232            3,255
      Loans charged off                   7,120            4,288            3,300
      Loan recoveries                      (835)            (607)            (473)
                                       --------         --------         --------
          Net loans charged off           6,285            3,681            2,827
                                       --------         --------         --------
Balance at end of year                 $ 13,187         $ 10,829         $  8,278
                                       ========         ========         ========


H.    PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows (in thousands):


                                                            DECEMBER 31,
                                                      ----------------------
                                                        1999           1998
                                                      -------        -------
Land                                                  $ 9,646        $ 7,792
Buildings and improvements                             27,896         27,741
Furniture, fixtures and equipment                      29,243         25,912
                                                      -------        -------
                                                       66,785         61,445
Less accumulated depreciation and amortization         25,782         21,871
                                                      -------        -------
Total                                                 $41,003        $39,574
                                                      =======        =======


I.    DEPOSITS

      Included in certificates of deposit and other time deposits are certificates of deposit in amounts of $100,000 or more. The remaining maturities of these certificates are summarized as of December 31, 1999 as follows (in thousands):

Three months or less               $103,883
Four through six months              37,856
Seven through twelve months          31,695
Thereafter                           11,266
                                   --------
                                   $184,700
                                   ========

      Interest expense for certificates of deposit in excess of $100,000 was approximately $8.4 million, $8.1 million, and $5.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      The Bank has no brokered deposits and there are no major concentrations of deposits.

J.    OTHER BORROWED FUNDS

      Other borrowed funds are summarized as follows:


                                                              1999          1998
                                                            --------      -------
Federal Home Loan Bank advances                             $318,495      $    --
Federal funds purchased with correspondent banks              35,000        1,600
Securities sold under agreements to repurchase                 8,837       13,733
                                                            --------      -------
                                                            $362,332      $15,333
                                                            ========      =======


      The Bank has an available line of credit with the Federal Home Loan Bank of Dallas, which allows the Bank to borrow on a collateralized basis. Information concerning FHLB advances is summarized as follows (dollars in thousands):


                      AMOUNT        RATE             MATURITY
                     --------       -----     -------------------
Overnight            $ 50,000       5.30%           3 days
Variable rate          36,627       6.35%     234 days - 271 days
Fixed rate            231,868       5.78%      12 days - 63 days
                     --------       ----
                     $318,495       5.77%
                     ========       ====


      The advances are collateralized with securities with a carrying value of $222.1 million as well as by single family residential mortgage loans with a carrying value of $141.4 million.

      Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows (dollars in thousands):


                                                        1999               1998
                                                    ----------         ----------
Average balance during the year                     $   11,038         $   17,985
Average interest rate during the year                     4.16%              4.37%
Maximum month-end balance during the year           $   11,553         $   20,089
Average interest rate at the end of the year              4.82%              4.10%


      Finally, the Bank has available lines for federal funds purchased at correspondent banks. These funds are generally outstanding for periods of less than one week.

K.    NOTES PAYABLE AND ESOP INDEBTEDNESS

      B.O.A. Bancshares had a note payable, collateralized by the stock of Houston Commerce Bank, to a lender with a balance of $1.9 million as of December 31, 1998. The loan was repaid in 1999.

      Hometown Bancshares Employee Stock Ownership Plan and Trust ("ESOP") had a note payable to a lender with a balance of $186 thousand as of December 31, 1998. The proceeds of the loan were used to purchase shares of previously unissued common stock from Hometown Bancshares, Inc. Because Clear Lake National Bank guaranteed repayment, the ESOP debt was recorded in the consolidated financial statements with an offsetting reduction to shareholders' equity for the outstanding balance of the debt. The debt was repaid in 1999.

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

M.    INCOME TAXES

      The components of the provision for income taxes follow (in thousands):


                                   YEAR ENDED DECEMBER 31,
                        ------------------------------------------
                          1999             1998             1997
                        --------         --------         --------
Current expense         $ 11,363         $  9,961         $  7,875
Deferred benefit          (1,698)          (1,051)            (264)
                        --------         --------         --------
     Total              $  9,665         $  8,910         $  7,611
                        ========         ========         ========


      The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate on operations as follows (in thousands):


                                                                       YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                               1999             1998             1997
                                                             --------         --------         --------
Taxes calculated at statutory rate                           $ 10,881         $  9,529         $  7,797
Increase (decrease) resulting from:
     Tax-exempt interest income                                  (979)            (618)            (391)
     Tax-exempt income from bank-owned life insurance            (212)              --               --
     Goodwill amortization                                        151              130              108
     Adjustments to valuation allowance                            --             (230)              --
     Other, net                                                  (176)              99               97
                                                             --------         --------         --------
Income tax expense                                           $  9,665         $  8,910         $  7,611
                                                             ========         ========         ========

      Significant deferred tax assets and liabilities at December 31, 1999 and 1998, were as follows (in thousands):


                                                                       DECEMBER 31,
                                                                  --------------------
                                                                   1999          1998
                                                                  ------        ------
Deferred tax assets:
     Net unrealized loss on available-for-sale securities         $  625        $   --
     Real estate acquired by foreclosure                              99           117
     Allowance for credit losses                                   4,437         3,581
     Net operating loss carryforward                                 257           298
     Deferred compensation                                           429           269
     Other                                                             2            60
                                                                  ------        ------
        Total deferred tax assets                                  5,849         4,325
Deferred tax liabilities:
     Net unrealized gains on available-for-sale securities            --           215
     Depreciable assets                                              636           592
     Earnings from Sterling Capital Mortgage Company                 396           396
     Cash to accrual (for former First Houston Bancshares)            --           114
     Federal Home Loan Bank stock dividends                          263           175
     Other                                                           146           963
                                                                  ------        ------
        Total deferred tax liabilities                             1,441         2,455
                                                                  ------        ------
Net deferred tax assets before valuation allowance                 4,408         1,870
Valuation allowance                                                  262           262
                                                                  ------        ------
Net deferred tax assets                                           $4,146        $1,608
                                                                  ======        ======


N.    EMPLOYEE BENEFITS

      PROFIT SHARING PLAN - The Company's profit sharing plan includes substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but generally equal up to 10% of the Company's pretax income, subject to IRS limitations. Employee contributions to 401(K) plan accounts are optional. Beginning in 1997, the Company matched 50 percent of the employee's contribution, up to 6 percent of the employee's base pay. Profit sharing contributions are accrued and funded currently. Total profit sharing expense for 1999, 1998 and 1997 was approximately $2.5 million, $2.3 million, and $1.7 million, respectively.

      STOCK-BASED COMPENSATION - During April 1994, the Company adopted the "1994 Stock Incentive Plan (the "Stock Plan"). The Stock Plan provides for a maximum of 2,000,000 shares of the Company's common stock to be issued. No options or performance shares may be granted after April 2004. Options are granted to officers and employees at exercise prices determined by the Compensation Committee of the Board of Directors. These options generally have exercise prices equal to the fair market value of the common stock at the date of grant and vest ratably over a four-year period. Options granted under the plan must be exercised not later than ten years from the date of grant. Stock grant awards may also be made under the Stock Plan with compensation expense recognized for any stock grant awards. A total of 200, 1,400, and 950 stock grants were awarded under the Stock Plan during 1999, 1998 and 1997, respectively.

      A summary of changes in outstanding options, as restated for stock splits, is as follows (shares in thousands):


                                                                         YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------
                                                    1999                          1998                        1997
                                              --------------------        ---------------------        ---------------------
                                                          WEIGHTED                     WEIGHTED                     WEIGHTED
                                                           AVERAGE                      AVERAGE                      AVERAGE
                                                          EXERCISE                     EXERCISE                     EXERCISE
                                              SHARES        PRICE         SHARES         PRICE         SHARES         PRICE
                                              ------      --------        ------       --------        ------       --------
Shares under option, beginning of year           951        $ 7.50         1,134         $ 4.68         1,136         $ 3.68
     Shares granted                              320         12.07           225          14.68           170          10.03
     Shares canceled/expired                     (73)        11.82           (74)          4.56           (35)          4.32
     Shares exercised                           (149)         3.47          (334)          3.42          (137)          3.07
                                              ------        ------        ------         ------        ------         ------
Shares under option, end of year               1,049        $ 9.18           951         $ 7.50         1,134         $ 4.68
                                              ======        ======        ======         ======        ======         ======

Shares exercisable, end of year                  502                         423                          513
                                              ======                      ======                       ======

Shares reserved for future granting
     of options, end of year                     713                       1,033                          554
                                              ======                      ======                       ======

Weighted average fair value of options
     granted during the year                                $ 3.87                       $ 5.09                       $ 3.27
                                                            ======                       ======                       ======

Range of exercise prices of options
     granted during the year                   $10.38  - $14.84              $12.63  - $17.38             $8.78  - $14.42


      If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards, there would have been no material impact on the Company's reported net income or earnings per share.

      The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                               1999            1998            1997
                             -------         -------         -------
Expected life (years)           5.51            7.57            7.38
Interest rate                   6.63%           4.64%           5.77%
Volatility                     26.88%          26.23%          24.69%
Dividend yield                  1.79%           1.19%           1.17%


      ESOP - Hometown Bancshares Inc. ("Hometown") established the ESOP in January 1992 and the original purchase of common shares by the ESOP was funded with borrowings funded by Hometown. Hometown stock held by the ESOP was converted to Company common stock in the merger in 1998. The Bank made contributions to the ESOP totaling $160 thousand and $120 thousand during 1998 and 1997.

      STOCK PURCHASE PLAN - The Company offers the 1994 Employee Stock Purchase Plan (the "Purchase Plan"), which is a compensatory benefit plan, to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan provides for an aggregate of 675,000 shares of the Company's common stock to be issued under the Plan with no more than 67,500 shares available during any annual offering. The purchase price for shares available under the Purchase Plan is equal to the fair market value on the date of the offering. During 1999 and 1998, 5,091 and 2,430 shares, respectively, were purchased and 21,298 and 12,192 shares, respectively, were subscribed for through payroll deduction for a maximum of two years. Shares are issued upon full payment.

O.    SHAREHOLDERS' EQUITY

      STOCK SPLITS - The Board of Directors declared stock splits effected in the form of stock dividends as follows:

DECLARATION DATE         SPLIT RATIO            DISTRIBUTION DATE
----------------         -----------            -----------------
January 26, 1998           3-for-2              February 20, 1998
January 27, 1997           3-for-2              February 24, 1997


      PREFERRED STOCK - The Board of Directors has approved the sale of convertible preferred stock in series pursuant to confidential private placement memoranda upon the opening of various banking offices. The shares are sold to investors who may assist in the business development efforts of the opening office and are convertible to common shares dependent on that banking office meeting certain performance and deposit growth goals. During 1999, 50,233 shares of preferred stock under a series issued in 1997 were converted into 83,584 common shares as adjusted for stock splits declared subsequent to issuance and prior to conversion of such shares of preferred stock. At December 31, 1999, there are 88,500 convertible preferred shares outstanding. These shares are convertible into a maximum of 110,625 shares of common stock if the performance and deposit growth goals of the banking offices are achieved.

P.    EARNINGS PER COMMON SHARE

      Earnings per common share was computed based on the following (in thousands, except per share data):


                                                            1999                      1998                         1997
                                                    ----------------------     ---------------------       -----------------------
                                                    AMOUNT       PER SHARE     AMOUNT      PER SHARE       AMOUNT        PER SHARE
                                                    -------      ---------     -------     ---------       --------      ---------
Net income                                          $21,423                    $18,305                     $15,063
                                                    =======                    =======                     =======
Basic:
      Weighted average shares outstanding            25,806       $  0.83       25,234      $  0.73         24,662        $  0.61
                                                                  =======      =======      =======                       =======
Diluted:
      Add incremental shares for:
          Assumed exercise of outstanding options       365                        567                         713
          Assumed conversion of preferred stock         166                        397                         320
                                                    -------                    -------                     -------
Total                                                26,337       $  0.81       26,198      $  0.70         25,695        $  0.59
                                                    =======       =======      =======      =======        =======        =======


      The incremental shares for the assumed exercise of the outstanding options was determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock was determined assuming applicable performance goals had been met.

Q.    COMMITMENTS AND CONTINGENCIES

      LEASES - A summary as of December 31, 1999, of noncancelable future operating lease commitments follows (in thousands):


2000                $ 1,871
2001                  1,807
2002                  1,696
2003                  1,602
2004                  1,418
Thereafter            7,537
                    -------
Total               $15,931
                    =======


      Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.2 million, $1.5 million, and $800 thousand for the years ended December 31, 1999, 1998 and 1997, respectively.

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

      The following is a summary of the various financial instruments entered into by the Bank (in thousands):


                                                         DECEMBER 31,
                                                   ------------------------
                                                     1999            1998
                                                   --------        --------
Financial instruments whose contract amount
      represents credit risk:
           Commitments to extend credit            $171,362        $191,616
           Standby letters of credit                 12,530          12,420
           Mortgages sold with recourse             186,881         210,442


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

      The Bank's mortgage subsidiary, SCMC, sells mortgages in the secondary market. A portion of these loans are sold with recourse for a period which generally does not exceed one year.

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

      To meet the capital adequacy requirements, the Company must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 1999 and 1998, that the Company and the Bank met all capital adequacy requirements to which they are subject.

      As of December 31, 1999, the most recent notification categorized the Bank as "well capitalized" under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table:


                                                                                                                    TO BE WELL
                                                                                                                CAPITALIZED UNDER
                                                                                     FOR CAPITAL                PROMPT CORRECTIVE
                                                         ACTUAL                   ADEQUACY PURPOSES             ACTION PROVISIONS
                                                -----------------------         -----------------------       ---------------------
                                                 AMOUNT          RATIO          AMOUNT            RATIO        AMOUNT         RATIO
                                                --------         ------        --------           -----       --------        -----
CONSOLIDATED:
As of December 31, 1999:
Total Capital (to Risk Weighted Assets)         $172,912         11.83%        $116,931           8.0%
Tier I Capital (to Risk Weighted Assets)         159,636         10.92%          58,475           4.0%
Tier I Capital (to Average Assets)               159,636          8.28%          77,119           4.0%

As of December 31, 1998:
Total Capital (to Risk Weighted Assets)         $153,257         12.51%        $ 98,041           8.0%
Tier I Capital (to Risk Weighted Assets)         142,420         11.62%          49,019           4.0%
Tier I Capital (to Average Assets)               142,420          9.52%          59,849           4.0%

STERLING BANK:
As of December 31, 1999:
Total Capital (to Risk Weighted Assets)         $151,768         10.41%        $116,632           8.0%        $145,791        10.0%
Tier I Capital (to Risk Weighted Assets)         138,581          9.51%          58,289           4.0%          87,433         6.0%
Tier I Capital (to Average Assets)               138,581          7.19%          77,090           4.0%          96,362         5.0%

As of December 31, 1998:
Total Capital (to Risk Weighted Assets)         $126,919         10.39%        $ 97,723           8.0%        $122,153        10.0%
Tier I Capital (to Risk Weighted Assets)         116,219          9.48%          49,017           4.0%          73,525         6.0%
Tier I Capital (to Average Assets)               116,219          7.75%          59,946           4.0%          74,933         5.0%


      DIVIDEND RESTRICTIONS - Dividends paid by the Bank and the Company are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $55.5 million and $37.5 million available for payment of dividends at December 31, 1999, by the Bank and the Company, respectively.

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

      Summarized financial information by operating segment for the years ended December 31, 1999 and 1998 follows:


                                                     1999                                         1998
                                   ----------------------------------------     ----------------------------------------
                                   COMMERCIAL      MORTGAGE                     COMMERCIAL      MORTGAGE
                                     BANKING       BANKING        TOTAL         BANKING         BANKING          TOTAL
                                   ----------     ----------     ----------     ----------     ----------     ----------
Net interest income                $   88,489     $       --     $   88,489     $   78,231     $       --     $   78,231
Noninterest income                     15,683         13,585         29,268         14,117          7,671         21,788
                                   ----------     ----------     ----------     ----------     ----------     ----------
            Total revenue             104,172         13,585        117,757         92,348          7,671        100,019
Provision for credit losses             8,643             --          8,643          6,232             --          6,232
Noninterest expense                    66,985         11,041         78,026         61,375          5,197         66,572
                                   ----------     ----------     ----------     ----------     ----------     ----------
Income before income taxes             28,544          2,544         31,088         24,741          2,474         27,215
Provision for income taxes              8,552          1,113          9,665          8,148            762          8,910
                                   ----------     ----------     ----------     ----------     ----------     ----------
            Net income             $   19,992     $    1,431     $   21,423     $   16,593     $    1,712     $   18,305
                                   ==========     ==========     ==========     ==========     ==========     ==========

Total assets                       $1,955,154     $    4,326     $1,959,480     $1,516,482     $    4,098     $1,520,580
                                   ==========     ==========     ==========     ==========     ==========     ==========


      Intersegment interest was paid to Sterling Bank by SCMC in the amount of $4.1 million and $2.2 million for the years ended December 31, 1999 and 1998, respectively. Total loans in the mortgage warehouse of $70.4 million and $62.7 million were eliminated in consolidation at December 31, 1999 and 1998, respectively.

U.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL STATEMENTS

      Fair values were estimated by management as of December 31, 1999 and 1998, and required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

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

      The estimated fair values of the Company's financial instruments are as follows (in thousands):


                                                                       DECEMBER 31,
                                           -----------------------------------------------------------------------
                                                        1999                                   1998
                                           -------------------------------         -------------------------------
                                            CARRYING           ESTIMATED            CARRYING            ESTIMATED
                                             AMOUNT            FAIR VALUE            AMOUNT            FAIR VALUE
                                           -----------         -----------         -----------         -----------
Financial assets:
   Cash and short-term investments         $   132,108         $   132,108         $   173,282         $   173,282
   Available-for-sale securities               359,127             359,127              92,338              92,338
   Held-to-maturity securities                 166,112             163,743             157,990             161,141
   Loans held for sale                          70,404              70,404              84,855              84,855
   Loans held for investment                 1,124,577           1,117,581             952,518             952,907
   Less allowance for credit losses            (13,187)            (13,187)            (10,829)            (10,829)
                                           -----------         -----------         -----------         -----------
Total                                      $ 1,839,141         $ 1,829,776         $ 1,450,154         $ 1,453,694
                                           ===========         ===========         ===========         ===========

Financial liabilities:
   Deposits                                $ 1,415,551         $ 1,415,888         $ 1,345,311         $ 1,347,152
   Other borrowed funds                        362,332             362,332              15,333              15,333
   Notes payable                                    --                  --               2,069               2,069
                                           -----------         -----------         -----------         -----------
Total                                      $ 1,777,883         $ 1,778,220         $ 1,362,713         $ 1,364,554
                                           ===========         ===========         ===========         ===========

Off-balance-sheet instruments:
   Commitments to extend credit                                    ( - )                                   ( - )
   Standby letters of credit                                       ( - )                                   ( - )

V.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):


                                                            1999                                       1998
                                         ----------------------------------------    ----------------------------------------
                                         FOURTH       THIRD     SECOND     FIRST     FOURTH      THIRD     SECOND      FIRST
                                         QUARTER     QUARTER    QUARTER   QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                         -------     -------    -------   -------    -------    -------    -------    -------
Interest income                          $36,278     $31,112    $28,546   $27,685    $28,337    $28,232    $27,877    $26,231
Interest expense                          12,082       8,729      7,085     7,236      7,794      8,312      8,310      8,030
                                         -------     -------    -------   -------    -------    -------    -------    -------
      Net interest income                 24,196      22,383     21,461    20,449     20,543     19,920     19,567     18,201
Provision for credit losses                2,929       1,928      2,088     1,698      1,920      1,456      1,891        965
                                         -------     -------    -------   -------    -------    -------    -------    -------
Net interest income after
      provision for credit losses         21,267      20,455     19,373    18,751     18,623     18,464     17,676     17,236
Noninterest income                         8,198       7,184      7,597     6,289      6,852      7,369      4,116      3,451
Noninterest expense                       20,482      19,251     20,459    17,834     19,007     18,103     15,209     14,253
                                         -------     -------    -------   -------    -------    -------    -------    -------
      Income before income taxes           8,983       8,388      6,511     7,206      6,468      7,730      6,583      6,434
Provision for income taxes                 2,789       2,657      1,889     2,330      2,143      2,627      1,959      2,181
                                         -------     -------    -------   -------    -------    -------    -------    -------
      Net income                         $ 6,194     $ 5,731    $ 4,622   $ 4,876    $ 4,325    $ 5,103    $ 4,624    $ 4,253
                                         =======     =======    =======   =======    =======    =======    =======    =======

Earnings per share:
      Basic                              $  0.24     $  0.22    $  0.18   $  0.19    $  0.17    $  0.20    $  0.18    $  0.17
                                         =======     =======    =======   =======    =======    =======    =======    =======
      Diluted                            $  0.23     $  0.22    $  0.18   $  0.19    $  0.16    $  0.19    $  0.18    $  0.16
                                         =======     =======    =======   =======    =======    =======    =======    =======

Shares used in computing
      earnings per share:
      Basic                               26,014      25,920     25,720    25,770     25,658     25,413     25,009     24,851
                                         =======     =======    =======   =======    =======    =======    =======    =======
      Diluted                             26,438      26,442     26,271    26,303     26,389     26,258     26,259     26,113
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

W.    PARENT-ONLY FINANCIAL STATEMENTS

STERLING BANCSHARES, INC.
(PARENT COMPANY ONLY)

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                 DECEMBER 31,
                                                                          ---------------------------
                                                                             1999              1998
                                                                          ---------         ---------
ASSETS
Cash and cash equivalents                                                 $  15,698         $  22,621
Accrued interest receivable and other assets                                  4,408             4,085
Goodwill, net                                                                   583               610
Investment in bank subsidiaries                                             142,728           120,874
Investment in Sterling Bancshares Capital Trust I                               889               889
                                                                          ---------         ---------
TOTAL                                                                     $ 164,306         $ 149,079
                                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Accrued interest payable and other liabilities                         $     124         $     438
   Notes payable                                                                 --             1,883
   ESOP indebtedness                                                             --               186
   Junior subordinated debentures                                            29,639            29,639
                                                                          ---------         ---------
                Total liabilities                                            29,763            32,146

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock                                                               89               137
   Common stock                                                              26,030            25,526
   Capital surplus                                                           28,658            27,038
   Retained earnings                                                         80,927            64,015
   ESOP indebtedness                                                             --              (186)
   Accumulated other comprehensive income - net
      unrealized loss on available-for-sale securities, net of tax           (1,161)              403
                                                                          ---------         ---------
                                                                            134,543           116,933
                                                                          ---------         ---------
TOTAL                                                                     $ 164,306         $ 149,079
                                                                          =========         =========

STERLING BANCSHARES, INC.
(PARENT COMPANY ONLY)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                         1999             1998             1997
                                                       --------         --------         --------
REVENUES:
     Dividends received from bank subsidiaries         $     33         $    861         $  3,550
     Interest income                                         --                7                1
                                                       --------         --------         --------
         Total revenues                                      33              868            3,551

EXPENSES:
     Interest expense:
         Notes payable and ESOP indebtedness                 68              175              347
         Junior subordinated debentures                   2,668            2,668            1,519
     Goodwill amortization                                   27               28               28
     General and administrative                             733              758              562
                                                       --------         --------         --------
         Total expenses                                   3,496            3,629            2,456

Income (deficit) before equity in undistributed
     earnings of subsidiaries and income taxes           (3,463)          (2,761)           1,095

Equity in undistributed earnings of
     subsidiaries                                        23,418           19,871           13,135
                                                       --------         --------         --------

Income before income tax benefit                         19,955           17,110           14,230

Income tax benefit                                        1,468            1,195              833
                                                       --------         --------         --------

Net income                                             $ 21,423         $ 18,305         $ 15,063
                                                       ========         ========         ========

STERLING BANCSHARES, INC.
(PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                      YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------------
                                                                              1999             1998             1997
                                                                            --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $ 21,423         $ 18,305         $ 15,063
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Amortization of goodwill                                                   27               28               28
       Equity in undistributed earnings of subsidiary                        (23,418)         (19,871)         (13,135)
       Change in operating assets and liabilities:
          Accrued interest receivable and other assets                          (323)          (1,336)          (1,834)
          Accrued interest payable and other liabilities                        (314)          (2,727)           2,176
                                                                            --------         --------         --------
                 Net cash provided by (used in) operating activities          (2,605)          (5,601)           2,298

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital contribution to Sterling Bancshares Capital Trust I                   --               --             (889)
                                                                            --------         --------         --------
                 Net cash used in investing activities                            --               --             (889)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                               (1,883)            (417)          (4,055)
    Proceeds from issuance of common stock                                     2,045            2,391            1,656
    Proceeds from issuance of preferred stock                                     31            1,363            1,226
    Proceeds from issuance of junior subordinated debentures                      --               --           29,639
    Redemption of common stock                                                    --              (22)             (21)
    Payments of cash dividends                                                (4,511)          (4,105)          (3,092)
                                                                            --------         --------         --------
                 Net cash provided by (used in) financing activities          (4,318)            (790)          25,353
                                                                            --------         --------         --------

 NET INCREASE (DECREASE) IN CASH                                              (6,923)          (6,391)          26,762

 CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                                                        22,621           29,012            2,250
                                                                            --------         --------         --------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $ 15,698         $ 22,621         $ 29,012
                                                                            ========         ========         ========

                                 EXHIBIT INDEX

Exhibit
  No.                                          Description
-------                                        -----------
2.1                 Agreement and Plan of Merger dated as of March 18, 1997, by and among the Company, Sterling Bancorporation, Inc. and First Houston
                    Bancshares, Inc. [Incorporated by reference to the Company's
                    Registration Statement on Form S-4 (File No. 333-28153)]

2.2                 Agreement and Plan of Consolidation dated as of February 17, 1998, by and between the Company and Humble National Bank [Incorporated by
                    reference to the Company's Report on Form 8-K filed on February 27,
                    1998 (File No. 000-20750)]

2.3                 Agreement and Plan of Merger dated as of June 12, 1998 among the
                    Company, Sterling Bancorporation, and Hometown Bancshares, Inc., as
                    amended. [Incorporated by reference to Exhibit 2.6 of the Company's
                    Annual Report on Form 10-K (File No. 000-20750)]

2.4                 Agreement and Plan of Merger dated as of February 24, 1999 among the
                    Company, Sterling Bancorporation, and B. O. A. Bancshares, Inc., as
                    amended. [Incorporated by reference to the Company's Report on Form 8-K filed on June 2, 1999 (File No. 000-20750)]

3.1                 Restated and Amended Articles of Incorporation of the Company, as
                    amended. [Incorporated by reference to the Company's Annual Report on
                    Form 10-K (File No. 000-20750)]

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

Exhibit
  No.                                          Description
-------                                        -----------
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

10.4**              1995 Non-Employee Director Stock Compensation Plan [Incorporated by
                    reference to Exhibit 4.3 of the Company's Registration Statement on
                    Form S-8 (File No. 333-16719)]

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