Form 10-Q
period 2000-03-31
STERLING BANCSHARES INC
filed 2000-05-12
CIK 891098

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   -----------

                                   FORM 10-Q

                                  ------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000

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

                                Yes  X      No
                                    ---        ---

The number of shares outstanding of each class of the registrant's capital stock as of March 31, 2000:

      CLASS OF STOCK                                    SHARES OUTSTANDING
-----------------------------                           ------------------
Common Stock, Par Value $1.00                              26,084,853



================================================================================

PART I. FINANCIAL INFORMATION

ITEM I. INTERIM FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                        2000            1999
                                                                                   -------------    -------------
                                                                                    (Unaudited)
ASSETS
Cash and cash equivalents                                                          $      85,514    $      91,139
Interest-bearing deposits in financial institutions                                          441              135
Securities purchased with an agreement to resell                                          42,644           40,834
Available-for-sale securities, at fair value                                             347,710          359,127
Held-to-maturity securities, at amortized cost                                           159,915          166,112
Loans held for sale                                                                       59,333           70,404

Loans held for investment                                                              1,129,231        1,124,577
Allowance for credit losses                                                              (13,910)         (13,187)
                                                                                   -------------    -------------
     Loans, net                                                                        1,115,321        1,111,390
Accrued interest receivable                                                               11,240           11,330
Real estate acquired by foreclosure                                                        1,355            1,323
Premises and equipment, net                                                               42,777           41,003
Goodwill, net                                                                              5,920            6,030
Other assets                                                                              78,820           60,653
                                                                                   -------------    -------------
TOTAL ASSETS                                                                       $   1,950,990    $   1,959,480
                                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
     Noninterest-bearing                                                           $     501,045    $     481,757
     Interest-bearing                                                                    624,536          581,687
Certificates of deposit and other time deposits                                          367,091          352,107
                                                                                   -------------    -------------
     Total deposits                                                                    1,492,672        1,415,551
Securities sold under agreements to repurchase and other borrowed funds                  280,783          362,332
Accrued interest payable and other liabilities                                             8,978           17,003
                                                                                   -------------    -------------
     Total liabilities                                                                 1,782,433        1,794,886

COMPANY-OBLIGATED MANDITORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST                                       28,750           28,750

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                                     1,325            1,301

Shareholders' equity:
     Convertible preferred stock, $1 par value, 1 million shares authorized                   61               89
     Common stock, $1 par value, 50 million shares authorized                             26,085           26,030
     Capital surplus                                                                      28,705           28,658
     Retained earnings                                                                    85,624           80,927
     Accumulated other comprehensive income--net unrealized loss on
         available-for-sale securities, net of tax                                        (1,993)          (1,161)
                                                                                   -------------    -------------
         Total shareholders' equity                                                      138,482          134,543
                                                                                   -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $   1,950,990    $   1,959,480
                                                                                   =============    =============






SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                (In thousands)

                                                                              THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                         2000           1999
                                                                    -------------   -------------
                                                                     (Unaudited)
Interest income:
   Loans, including fees                                            $      28,182   $      22,834
   Securities:
     Taxable                                                                7,343           2,920
     Tax-exempt                                                               829             673
   Federal funds sold and securities purchased under agreements
     to resell                                                                813           1,202
   Deposits in financial institutions                                           7              56
                                                                    -------------   -------------
       Total interest income                                               37,174          27,685

Interest expense:
   Demand and savings deposits                                              4,293           2,947
   Certificates and other time deposits                                     4,568           4,140
   Other borrowed funds                                                     4,536             116
   Note payable and ESOP indebtedness                                          --              33
                                                                    -------------   -------------
       Total interest expense                                              13,397           7,236
                                                                    -------------   -------------
       NET INTEREST INCOME                                                 23,777          20,449

          Provision for credit losses                                       2,024           1,698
                                                                    -------------   -------------
       NET INTEREST INCOME AFTER
         PROVISION FOR CREDIT LOSSES                                       21,753          18,751

Noninterest income:
   Customer service fees                                                    2,533           2,265
   Gain on sale of mortgage loans                                           2,555           1,897
   Other                                                                    2,876           2,127
                                                                    -------------   -------------
       Total noninterest income                                             7,964           6,289

Noninterest expense:
   Salaries and employee benefits                                          12,405           9,721
   Occupancy expense                                                        2,940           2,721
   Net gain and carrying costs of real estate acquired by
     foreclosure                                                                7             (43)
   FDIC assessment                                                             59             128
   Technology                                                                 888             772
   Postage and delivery charges                                               384             402
   Supplies                                                                   363             434
   Professional fees                                                          395             346
   Minority interest expense:
     Company-obligated mandatorily redeemable trust preferred
       securities of subsidiary trust                                         667             667
     Sterling Capital Mortgage Company                                         24              26
   Other                                                                    2,963           2,660
                                                                    -------------   -------------
       Total noninterest expense                                           21,095          17,834

       NET INCOME BEFORE INCOME TAXES                                       8,622           7,206
          Provision for income taxes                                        2,619           2,330
                                                                    -------------   -------------
       NET INCOME                                                   $       6,003   $       4,876
                                                                    =============   =============

EARNINGS PER SHARE:
   Basic                                                            $        0.23   $        0.19
                                                                    =============   =============
   Diluted                                                          $        0.23   $        0.19
                                                                    =============   =============




SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                            2000              1999
                                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $       6,003    $       4,876
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Amortization and accretion of premiums and discounts
         on securities, net                                                                        35              123
        Provision for credit losses                                                             2,024            1,698
        Write-downs, less gains on sale, of real estate acquired by
         foreclosure and repossessed assets                                                        (9)            (137)
        Depreciation and amortization                                                           1,713            1,607
        Net decrease in loans held for sale                                                    11,071           12,145
        Gain on the sale of University of Houston office location                                  --             (450)
        Net (increase) decrease in accrued interest receivable and other assets               (17,630)           1,320
        Net decrease in accrued interest payable and other liabilities                         (8,001)              (5)
                                                                                        -------------    -------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (4,794)          21,177

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in securities purchased under agreements to resell                            (1,810)          (7,799)
    Proceeds from maturity and paydowns of held-to-maturity securities                          6,111            5,698
    Purchases of held-to-maturity securities                                                       --          (12,151)
    Proceeds from maturity and paydowns of available-for-sale securities                       10,188           12,469
    Purchases of available-for-sale securities                                                     --          (13,673)
    Net increase in loans held for investment                                                  (6,150)         (37,218)
    Proceeds from sale of real estate acquired by foreclosure                                     172              853
    Net increase in interest-bearing deposits in financial institutions                          (306)              --
    Proceeds from sale of University of Houston office location                                    --            5,545
    Proceeds from sale of premises and equipment                                                   15              140
    Purchase of premises and equipment                                                         (3,391)          (3,554)
                                                                                        -------------    -------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    4,829          (49,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                           77,121            7,869
    Net decrease in repurchase agreements/funds purchased                                     (81,549)          (4,702)
    Proceeds from issuance of common stock and preferred stock                                     74              224
    Dividends paid                                                                             (1,306)          (1,083)
                                                                                        -------------    -------------
         NET CASH USED IN FINANCING ACTIVITIES                                                 (5,660)           2,308

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (5,625)         (26,205)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                        91,139          139,690
                                                                                        -------------    -------------
    End of period                                                                       $      85,514    $     113,485
                                                                                        =============    =============

SUPPLEMENTAL INFORMATION:
    Income taxes paid                                                                   $       4,500    $       1,350
                                                                                        =============    =============
    Interest paid                                                                       $      14,189    $       7,115
                                                                                        =============    =============
    Noncash investing and financing activities:
      Acquisitions of real estate through foreclosure of collateral                     $         195    $          15
                                                                                        =============    =============






SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

1.   Basis of Presentation:

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 1999.

2.   Earnings Per Common Share

     Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED MARCH 31,
                                                      2000                      1999
                                             -----------------------   -----------------------
                                               AMOUNT     PER SHARE      AMOUNT     PER SHARE
                                             ----------   ----------   ----------   ----------
Net income                                   $    6,003                $    4,876
                                             ==========                ==========
Basic:
    Weighted average shares
      outstanding                                26,057   $     0.23       25,770   $     0.19
                                                          ==========                ==========
Diluted:
    Add incremental shares for:
      Assumed exercise of
        outstanding options                         234                       328
      Assumed conversion of                          77                       205
        preferred stock
                                             ----------                ----------
Total                                            26,368   $     0.23       26,303   $     0.19
                                             ==========   ==========   ==========   ==========

     All previously reported amounts have been restated to reflect the acquisition of B.O.A. Bancshares Inc. on June 1, 1999, which was accounted for using the pooling of interests method.

3.   Shareholders' Equity

     The following table displays the changes in shareholders' equity for the three-month periods ended March 31, 2000 and 1999 (in thousands):

                                                               Three Months Ended March 31,
                                                           2000                             1999
                                                ---------------------------    -----------------------------
Equity, beginning of period                                      $  134,543                       $  116,933
  Comprehensive income:
     Net income                                 $    6,003                     $    4,876
     Net change in net unrealized losses
        on AFS securities                             (832)                          (192)
                                                ----------                     ----------
        Total comprehensive income                                    5,171                            4,684
  Issuance of common stock                                               74                              193
  Issuance of preferred stock                                            --                               31
  Cash dividends paid                                                (1,306)                          (1,083)
                                                                 ----------                       ----------
Equity, end of period                                            $  138,482                       $  120,758
                                                                 ==========                       ==========


4.   Segments

     Sterling Bank (the "Bank") has an 80 percent ownership interest in Sterling Capital Mortgage Company ("SCMC") and reports its financial position and results of operations on a consolidated basis. The commercial banking and mortgage banking segments are managed separately because each business requires different marketing strategies and each offers different products and services.

     The Company evaluates each segment's performance based on the profit or loss from its operations before income taxes, excluding non-recurring items. Intersegment financing arrangements are accounted for at current market rates as if they were with third parties.

     Summarized financial information by operating segment as of and for the three-month periods ended March 31, (in thousands) follows:

                                                 2000                                  1999
                                 ------------------------------------   ------------------------------------
                                 COMMERCIAL    MORTGAGE                 COMMERCIAL    MORTGAGE
                                  BANKING       BANKING       TOTAL       BANKING      BANKING       TOTAL
                                 ----------   ----------   ----------   ----------   ----------   ----------
Net interest income              $   23,777   $       --   $   23,777   $   20,449   $       --   $   20,449
Noninterest income                    4,429        3,535        7,964        3,759        2,530        6,289
                                 ----------   ----------   ----------   ----------   ----------   ----------
      Total revenue                  28,206        3,535       31,741       24,208        2,530       26,738
Provision for credit losses           2,024           --        2,024        1,698           --        1,698
Noninterest expense                  17,723        3,372       21,095       15,499        2,335       17,834
                                 ----------   ----------   ----------   ----------   ----------   ----------
Income before income taxes            8,459          163        8,622        7,011          195        7,206
Provision for income taxes            2,552           67        2,619        2,261           69        2,330
                                 ----------   ----------   ----------   ----------   ----------   ----------
      Net income                 $    5,907   $       96   $    6,003   $    4,750   $      126   $    4,876
                                 ==========   ==========   ==========   ==========   ==========   ==========

Total assets, March 31           $1,947,769   $    3,221   $1,950,990   $1,517,109   $    4,158   $1,521,267
                                 ==========   ==========   ==========   ==========   ==========   ==========


Intersegment interest was paid to Sterling by SCMC in the amount of $1.1 million for the three-month period ended March 31, 2000. Total loans in the mortgage warehouse of $59 million were eliminated in consolidation as of March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q and other documents filed by the Company with the Securities and Exchange Commission contain certain forward-looking statements. By their nature, forward-looking statements are subject to risks and uncertainties. Forward-looking statements include information about possible or assumed future financial results of the Company and are not guarantees of future performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Forward looking-statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO SAME PERIOD IN 1999

NET INCOME - Net income for the three-month period ended March 31, 2000, was $6.0 million as compared to $4.9 million for the same period in 1999, an increase of approximately $1,127 million or 23.1%. This increase is attributable to continued solid loan and deposit growth and maintenance of a strong net interest margin of 5.55% on a tax-equivalent basis for the period.

NET INTEREST INCOME - Net interest income for the three-month period ended March 31, 2000, was $23.8 million, as compared to $20.4 million for the same period in 1999, an increase of $3.3 million or 16.3%. The growth in net interest income is attributable primarily to growth in loans as well as the implementation of a leverage program during the third quarter of 1999. Average earning assets for the three months ended March 31, 2000, were $1.7 billion, up $387 million, or 28.4% from $1.4 billion for the same period in 1999. The leverage program accounted for $250 million of this increase. The yield on average earning assets for the three-month period ended March 31, 2000, was 8.55%, as compared to 8.25% for the same period in 1999. Throughout the second half of 1999 and the first quarter of 2000, the Board of Governors of the Federal Reserve System ("Federal Reserve") increased the discount rates four times, each time by 25 basis points. The cost of interest bearing liabilities increased 102 basis points from 3.27% in 1999 to 4.29% in 2000. This increase in rates was due to a combination of the Federal Reserve rate increase as well new FHLB advances resulting from the leverage program. The Company's 5.55% tax equivalent net interest margin for the first three months of 2000 decreased from the 6.18% net interest margin recorded during the same period in 1999. The decrease is a result of a leverage program initiated by the Bank in August 1999. The average margin on the leverage program was 142 basis points. Excluding the leverage program, the net interest margin would have been 6.16% for the first quarter of 2000. Please refer to the subsequent discussion of Financial Condition - - Securities for discussion of the leverage program.

The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2000 and 1999, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                          Three months ended March 31,
                             (Dollars in thousands)

                                                                     2000                                    1999
                                                      ----------------------------------    --------------------------------------
YIELD ANALYSIS                                          Average                              Average
                                                        Balance     Interest      Yield       Balance       Interest        Yield
                                                      -----------  -----------    ------    -----------    -----------      ------
Interest Earning Assets:
Interest bearing deposits in financial institutions   $       463  $         7      6.08%   $     4,842    $        56        4.69%

Federal funds sold                                         10,401          148      5.72%        58,510            685        4.75%
Securities purchased under agreements to resell            36,671          665      7.29%        34,272            517        6.12%
Investment securities (taxable)                           441,130        7,343      6.69%       192,082          2,920        6.17%
Investment securities (tax-exempt)                         76,035          829      4.39%        60,420            673        4.52%
Loans (taxable)                                         1,183,106       28,172      9.58%     1,010,767         22,823        9.16%
Loans (tax-exempt)                                            498           10      8.08%           647             11        6.90%
                                                      -----------  -----------    ------    -----------    -----------      ------
  Total Interest Earning Assets                         1,748,304       37,174      8.55%     1,361,540         27,685        8.25%

Noninterest Earning Assets:
Cash and due from banks                                    66,776                               74,184
Premises and equipment, net                                41,942                               40,110
Other assets                                               84,148                               47,059
Allowance for credit losses                               (13,743)                             (11,246)
                                                      -----------                           -----------
  Total Noninterest Earning Assets                        179,123                              150,107
                                                      -----------                           -----------

  Total Assets                                        $ 1,927,427                           $ 1,511,647
                                                      ===========                           ===========
Interest Bearing Liabilities:
Demand and savings deposits                           $   591,762  $     4,293      2.92%   $   538,233    $     2,947        2.22%
Certificates and other time deposits                      363,963        4,568      5.05%       346,034          4,140        4.85%
Other borrowed funds                                      310,658        4,536      5.87%        12,185            116        3.86%
Note payable and ESOP indebtedness                             --           --        --          2,069             33        6.47%
                                                      -----------  -----------    ------    -----------    -----------      ------
  Total Interest Bearing Liabilities                    1,266,383       13,397      4.25%       898,521          7,236        3.27%

Noninterest Bearing Liabilities:
    Demand deposits                                       480,223                               452,572
    Other liabilities                                      14,874                                12,047
Trust preferred securities                                 28,750                                28,750
Shareholders' equity                                      137,197                               119,757
                                                      -----------                           -----------
                                                          661,044                               613,126
                                                      -----------                           -----------

  Total Liabilities and Shareholders' Equity          $ 1,927,427                           $ 1,511,647
                                                      ===========                           ===========

Net Interest Income & Margin                                       $    23,777      5.47%                  $    20,449        6.09%
                                                                   ===========    ======                   ===========      ======

Net Interest Income & Margin (tax equivalent)                      $    24,123      5.55%                  $    20,759        6.18%
                                                                   ===========    ======                   ===========      ======

PROVISION FOR CREDIT LOSSES - The provision for credit losses for the first three months of 2000 was $2.0 million, as compared to $1.7 million for the same period in 1999, an increase of $326 thousand or 19.2%. This increase in the provision for credit losses is to provide for loan growth. After net charge-offs of $1.3 million and provisions for the first quarter of 2000, the Company's allowance for credit losses increased by $723 thousand from $13.2 million on December 31, 1999, to $13.9 million on March 31, 2000. Please refer to the subsequent discussion of Allowance for Credit Losses for additional insight to management's approach and methodology in estimating the allowance for credit losses.

NONINTEREST INCOME - Total non-interest income for the quarter ended March 31, 2000 was $7.9 million, as compared to $6.3 million for the same period in 1999, an increase of $1.7 million or 26.6%.

Noninterest income for the three months ended March 31, 2000 and 1999, respectively, is summarized as follows:

                                                           2000                                  1999
                                           ------------------------------------   ------------------------------------
                                           Commercial     Mortgage                Commercial   Mortgage
                                             Banking      Banking     Combined      Banking     Banking      Combined
                                           ----------   ----------   ----------   ----------   ----------   ----------
Customer service fees                      $    2,533   $       --   $    2,533   $    2,265   $       --   $    2,265
Bank-owned life insurance income                  417           --          417           --           --           --
Gain on sale of
      University of Houston office                 --           --           --          450           --          450
Gain on the sale of
      credit card loan portfolio                  237           --          237           --           --           --
Gain on sale of mortgage loans                     --        2,555        2,555           --        1,897        1,897
Brokerage commissions                             174           --          174           73           --           73
Other                                           1,068          980        2,048          971          633        1,604
                                           ----------   ----------   ----------   ----------   ----------   ----------
                                           $    4,429   $    3,535   $    7,964   $    3,759   $    2,530   $    6,289
                                           ==========   ==========   ==========   ==========   ==========   ==========

Noninterest income from the commercial segment increased from $3.8 million in the first quarter of 1999 to $4.4 million in the first quarter of 2000, an increase of 17.8%. During the first quarter of 2000, the bank sold its credit card portfolio to a correspondent bank for a net gain of $237 thousand. Also during the latter half of 1999, the bank entered into Bank-owned life insurance ("BOLI") policies. Interest credits for these BOLI policies totaled $417 thousand for the first quarter of 2000, with no corresponding amounts in 1999. Brokerage commissions increased 138%, accounting for a total increase of $101 thousand. Finally, during the first quarter of 1999, the Company sold its banking office at the University of Houston for a gain of $450 thousand. Excluding, these items, customer service fees and other non-interest income increased $11.8% and 10.0%, respectively, as a result of growth in deposits transaction accounts.

The income from the mortgage banking segment typically consists of fees and gains on sale of mortgage loans. These gains are from recurring loan production, as the average length of time a mortgage loan is held in portfolio at SCMC is approximately twenty-five to thirty days. During the first quarter, SCMC had $256 million in loan fundings.

NONINTEREST EXPENSE - Noninterest expense increased $3.3 million, or 18.4%, to $21.1 million for the first three months of 2000 as compared to $17.8 million for the same period in 1999.

Noninterest expense for the three months ended March 31, 2000 and 1999, respectively, is summarized as follows:

                                                           2000                                  1999
                                           ------------------------------------   -------------------------------------
                                           Commercial     Mortgage                Commercial   Mortgage
                                             Banking      Banking     Combined      Banking     Banking      Combined
                                           ----------   ----------   ----------   ----------    ----------   ----------
Salaries and employee benefits             $   10,367   $    2,038   $   12,405   $    8,407    $    1,314   $    9,721
Occupancy expense                               2,283          657        2,940        2,173           548        2,721
Net gain and  carrying costs of
  real estate acquired by foreclosure               7           --            7          (43)           --          (43)
FDIC assessment                                    59           --           59          128            --          128
Technology                                        857           31          888          772            --          772
Postage and delivery charges                      332           52          384          352            50          402
Supplies                                          272           91          363          334           100          434
Professional fees                                 359           36          395          315            31          346
Minority interest expense                         667           24          691          667            26          693
Other                                           2,520          443        2,963        2,394           266        2,660
                                           ----------   ----------   ----------   ----------    ----------   ----------
                                           $   17,723   $    3,372   $   21,095   $   15,499    $    2,335   $   17,834
                                           ==========   ==========   ==========   ==========    ==========   ==========

Salaries and employee benefits from commercial banking for the three-month period ended March 31, 2000 were $10.4 million, as compared to $8.4 million for the same period in 1999, an increase of $2.0 million or 23.3%. The largest part of the increase is attributable to the hiring of new employees to expand the Bank's lending force and the credit analyst pool, personnel for the new Bellaire office, and two new senior credit officers. Additionally, profit sharing and incentive compensation expense increased as a result of the increased earnings.

Salaries and employee benefits from mortgage banking for the three-month period ended March 31, 2000 were $2.0 million, as compared to $1.3 million for the same period in 1999, an increase of $724 thousand or 55.1%. The increase is primarily due to SCMC's acquisition of Select Mortgage Company in November 1999.

Technology expense relating to commercial banking for the three-month period ended March 31, 2000 was $857 thousand, as compared to $772 thousand for the same period in 1999, an increase of 11.0%. This increase is the result of the purchase of a third sorter to improve productivity. Additionally, a second mainframe computer system was added to enhance the Bank's transactional processing capabilities.

Other expenses from mortgage banking for the three-month period ended March 31, 2000 were $443 thousand, as compared to $266 thousand for the same period in 1999, an increase of $177 thousand or 66.5%. The increase in other expenses is primarily due to SCMC's purchase of Select Mortgage in November 1999.

Provision for Income Taxes - The provision for income taxes as a percent of net income before taxes decreased from 32.3% for the first three months of 1999 to 30.4% for the first three months of 2000. This decrease is related to the $157 thousand increase in interest income from tax-exempt securities. Additionally, the Bank invested in bank-owned life insurance policies during 1999 and 2000. The $417 thousand of other income from these policies is tax-exempt.

FINANCIAL CONDITION

TOTAL ASSETS - The total consolidated assets of the Company remained flat at $2.0 billion compared to December 31, 1999.

CASH AND CASH EQUIVALENTS - The Company had cash and cash equivalents of $85.5 million at March 31, 2000. Comparatively, the Company had $91.1 million in cash and cash equivalents on December 31, 1999, a decrease of $5.6 million or 6.2%. At December 31, 1999, the Bank had increased its cash on hand for potential Year 2000 customer demand.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL - As of March 31, 2000, securities purchased under agreements to resell totaled $42.6 million as compared to $40.8 million as of December 31, 1999. The securities purchased are SBA or USDA guaranteed loan certificates. These repurchase agreements generally have a term of nine months or less.

SECURITIES - The Company's securities portfolio as of March 31, 2000, totaled $507.6 million, as compared to $525.2 million on December 31, 1999, a decrease of $17.6 million or 3.4%. This reduction is the result of paydowns and maturities of securities.

LOANS HELD FOR SALE - Total loans held for sale decreased from $70.4 million at December 31, 1999 to $59.3 million at March 31, 2000, a decrease of $11.1 million, or 15.7%. These loans represent loans funded by the Bank through a mortgage warehouse line to SCMC.

LOANS HELD FOR INVESTMENT - As of March 31, 2000, loans held for investment were $1.13 billion. When compared to loans held for investment of $1.12 billion on December 31, 1999, the March 31, 2000 loan balance represents a year-to-date $4.7 million increase in internal loan production, net of loan reductions, or an overall increase of 0.41%. Period-end loans at December 31, 1999 compared to March 31, 2000 were relatively flat. This represents a fairly typical seasonal trend. However, average loans increased on a linked quarter basis by 17.2% annualized. At March 31, 2000, loans held for investment as a percentage of assets and deposits were 57.9% and 75.7%, respectively.

The following table summarizes the Company's held for investment loan portfolio by type of loan as of March 31, 2000 (in thousands):

                                                         PERCENT OF
                                                           TOTAL
                                                        -----------
Commercial and Industrial                  $  416,648        36.90%
Real Estate:
     Commercial                               352,720        31.24%
     One-to-four single family                102,642         9.09%
     Multi-family                              28,752         2.55%
     Construction & development               113,954        10.09%
Credit cards                                    2,650         0.23%
Consumer                                      111,110         9.84%
Other                                           1,269         0.11%
                                           ----------   ----------
Total loans  held for investment (gross)    1,129,745       100.05%
Unearned discounts                                514         0.05%
                                           ----------   ----------
Total loans held for investment (net)      $1,129,231       100.00%
                                           ==========   ==========

ALLOWANCE FOR CREDIT LOSSES - Following is a summary of the changes in the allowance for credit losses for the three months ended March 31, 2000, and the relationship of the allowance to total loans at March 31, 2000, and December 31, 1999 (in thousands):


Allowance for credit losses, December 31, 1999       $ 13,187
Charge-offs                                            (1,509)
Recoveries                                                208
Provision for credit losses                             2,024
                                                     --------
Allowance for credit losses, March 31, 2000          $ 13,910
                                                     ========

                                                      MARCH 31,    DECEMBER 31,
                                                       2000           1999
                                                     ----------    -----------
Loans held for investment at period-end              $1,129,231    $1,124,577
Allowance for credit losses                          $   13,910    $   13,187
Allowance as a percent of period-end loans                 1.23%         1.17%


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

RISK ELEMENTS - Nonperforming, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Seventeen properties make up the $1.4 million of other real estate owned ("ORE") at March 31, 2000. All properties are carried at the current fair market value, less estimated selling and holding costs.

The Company defines potential problem loans as those loans for which information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as "substandard", "doubtful", or "loss". As of March 31, 2000, the Company has no material foreign loans outstanding or loan concentrations.

The following table summarizes total nonperforming assets and potential problem loans at December 31, 1999 and at March 31, 2000:

                                                           MARCH 31,    DECEMBER 31,
                                                             2000           1999
                                                          ----------    ----------
                                                                (IN THOUSANDS)
Nonaccrual loans                                          $    6,188    $    5,501
Restructured loans                                                --           218
Accruing loans past due 90 days or more                          269           351
                                                          ----------    ----------
    Total nonperforming loans                                  6,457         6,070
ORE and other foreclosed assets                                1,623         1,566
                                                          ----------    ----------
    Total nonperforming assets                            $    8,080    $    7,636
                                                          ==========    ==========
Total nonperforming loans as a % of gross loans held
    for investment                                              0.57%         0.54%

Total nonperforming assets as a % of total assets               0.41%         0.39%

Potential problem loans, other than those shown
    above as nonperforming                                $   28,570    $   24,483

PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation, as of March 31, 2000, were $42.8 million, as compared to $41.0 million as of December 31, 1999, an increase of $1.8 million or 4.3%. This increase was due primarily to the purchase of another sorter and mainframe computer system as well as build-out for the new Bellaire location which opened in April 2000.

DEPOSITS - Total deposits as of March 31, 2000, were $1.49 billion, as compared to $1.42 billion on December 31, 1999, an increase of $77.1 million, or 5.4%. Non-interest bearing demand deposits at March 31, 2000, were $501.0 million, as compared to $481.8 million at December 31, 1999, an increase of $19.3 million or 4.0%. The percentage of noninterest bearing deposits to total deposits as of March 31, 2000 continued to be strong at 33.6%.

CAPITAL RESOURCES AND LIQUIDITY

SHAREHOLDERS' EQUITY - The Company's risk-based capital ratios remain above the levels designated by regulatory agencies for the Company to be considered as "well capitalized" on March 31, 2000, with Tier-I capital, total risk-based capital, and leverage capital ratios of 11.04%, 11.97%, and 8.59%, respectively.

LIQUIDITY - Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders' dividends. The Company has instituted asset/liability management policies, including but not limited to a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The Company has numerous sources of liquidity including a significant portfolio of short-term assets, marketable investment securities (excluding those presently classified as "held-to-maturity"), loans available-for-sale, and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks, available Federal Home Loan Bank ("FHLB") advances, as well as a line of credit with a large commercial bank.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes since December 31, 1999. See Form 10K, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity".

PART II. OTHER INFORMATION

ITEM 1. Not applicable.

ITEM 2. CHANGES IN SECURITIES

There were no changes in securities during the three months ended March 31, 2000.

ITEM 3. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SHAREHOLDER PROPOSALS FOR 2001 ANNUAL MEETING OF SHAREHOLDERS

Any proposal of shareholders to be included in the Company's proxy statement relating to the Company's 2001 Annual Meeting of Shareholders pursuant to Rule 14a-8 under the Exchange Act must be received by the Company at its principal executive offices no later than December 24, 2000; such proposal must also comply with the Company's Bylaws and Rule 14a-8 if the proposal is to be considered for inclusion in the Company's proxy statement for such meeting. The Company must receive notice of any shareholder proposal to be brought before the meeting outside the process of Rule 14a-8 at the Company's principal executive offices not less than 45 days nor more than 180 days prior to the meeting; provided, if the Company gives notice or prior public disclosure of the date of the annual meeting less than 50 days before the meeting, such shareholders notice must be received not later than the close of business on the seventh day following the date on which the Company's notice of the date of the annual meeting was mailed or public disclosure made. The form of such shareholder notice must also comply with the Company's Bylaws.

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

                                   Sterling Bancshares, Inc.
                                   -------------------------
                                          (Registrant)


                                   By: /s/ George Martinez
                                      ----------------------
                                           George Martinez
                                           Chairman and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------

27                  FINANCIAL DATA SCHEDULE