Form 10-Q
period 2000-06-30
STERLING BANCSHARES INC
filed 2000-08-14
CIK 891098

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                   FORM 10 - Q

                                   ----------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000

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

               Yes           X                    No
                          -------                            -------

The number of shares outstanding of each class of the registrant's capital stock as of June 30, 2000:

          CLASS OF STOCK                                      SHARES OUTSTANDING
------------------------------------                          ------------------
Common Stock, Par Value $1.00                                     26,162,023

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2000            1999
                                                                              ------------    ------------
                                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents                                                     $    121,289    $     91,139
Interest-bearing deposits in financial institutions                                    228             135
Securities purchased with an agreement to resell                                    57,820          40,834
Available-for-sale securities, at fair value                                       342,555         359,127
Held-to-maturity securities, at amortized cost                                     154,051         166,112
Loans held for sale                                                                125,802          70,404

Loans held for investment                                                        1,133,685       1,124,577
Allowance for credit losses                                                        (14,233)        (13,187)
                                                                              ------------    ------------
     Loans held for investment, net                                              1,119,452       1,111,390
Accrued interest receivable                                                         11,573          11,330
Real estate acquired by foreclosure                                                  1,005           1,323
Premises and equipment, net                                                         43,591          41,003
Goodwill, net                                                                        5,768           6,030
Other assets                                                                        58,756          60,653
                                                                              ------------    ------------
TOTAL ASSETS                                                                  $  2,041,890    $  1,959,480
                                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
     Noninterest-bearing                                                      $    551,331    $    481,757
     Interest-bearing                                                              580,755         581,687
Certificates of deposit and other time deposits                                    374,176         352,107
                                                                              ------------    ------------
     Total deposits                                                              1,506,262       1,415,551
Securities sold under agreements to repurchase and other borrowed funds            352,373         362,332
Accrued interest payable and other liabilities                                       8,329          17,003
                                                                              ------------    ------------
     Total liabilities                                                           1,866,964       1,794,886

COMPANY-OBLIGATED MANDITORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST                                 28,750          28,750

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                               1,520           1,301

Shareholders' equity:
     Convertible preferred stock, $1 par value, 1 million shares authorized             61              89
     Common stock, $1 par value, 50 million shares authorized                       26,162          26,030
     Capital surplus                                                                29,361          28,658
     Retained earnings                                                              91,007          80,927
     Accumulated other comprehensive income--net unrealized loss on
        available-for-sale securities, net of tax                                   (1,935)         (1,161)
                                                                              ------------    ------------
        Total shareholders' equity                                                 144,656         134,543
                                                                              ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $  2,041,890    $  1,959,480
                                                                              ============    ============


SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousands)

                                                                                       THREE MONTHS              SIX MONTHS
                                                                                      ENDED JUNE 30,            ENDED JUNE 30,
                                                                                    1999         2000          2000         1999
                                                                                 ----------   ----------    ----------   ----------
                                                                                                     (Unaudited)
Interest income:
  Loans, including fees                                                          $   29,602   $   24,000    $   57,784   $   46,834
  Securities:
    Taxable                                                                           7,438        2,852        14,781        5,772
    Tax-exempt                                                                          824          741         1,653        1,414
  Federal funds sold and securities purchased under agreements to resell                876          937         1,689        2,139
  Deposits in financial institutions Total interest income                               10           16            17           72
                                                                                 ----------   ----------    ----------   ----------
                                                                                     38,750       28,546        75,924       56,231
Interest expense:
  Demand and savings deposits                                                         4,486        3,006         8,779        5,953
  Certificates and other time deposits                                                4,875        3,916         9,443        8,056
  Other borrowed funds                                                                4,892          163         9,428          312
                                                                                 ----------   ----------    ----------   ----------
  Total interest expense                                                             14,253        7,085        27,650       14,321
                                                                                 ----------   ----------    ----------   ----------
  NET INTEREST INCOME                                                                24,497       21,461        48,274       41,910
                                                                                 ----------   ----------    ----------   ----------
     Provision for credit losses                                                      2,149        2,088         4,173        3,786
                                                                                 ----------   ----------    ----------   ----------

  NET INTEREST INCOME AFTER
    PROVISION FOR CREDIT LOSSES                                                      22,348       19,373        44,101       38,124

Noninterest income:
  Customer service fees                                                               2,524        2,258         5,057        4,523
  Gain on sale of mortgage loans                                                      2,972        3,266         4,761        5,163
  Other                                                                               4,376        2,073         7,218        4,200
                                                                                 ----------   ----------    ----------   ----------
  Total noninterest income                                                            9,872        7,597        17,036       13,886

Noninterest expense:
  Salaries and employee benefits                                                     12,642       10,575        24,238       20,296
  Occupancy expense                                                                   3,262        2,987         6,202        5,708
  Net losses (gains) and carrying costs of real estate acquired by foreclosure          199          (30)          206          (73)
  FDIC assessment                                                                        70          136           129          264
  Technology                                                                            892        1,109         1,780        1,881
  Postage and delivery charges                                                          432          430           816          832
  Supplies                                                                              398          388           761          822
  Professional fees                                                                     509          752           904        1,098

  Minority interest expense:
    Company-obligated mandatorily redeemable trust preferred securitites of
      subsidiary trust                                                                  667          667         1,334        1,334
    Sterling Capital Mortgage Company                                                   195          140           219          166
  Other                                                                               3,165        3,305         6,137        5,965
                                                                                 ----------   ----------    ----------   ----------
          Total noninterest expense                                                  22,431       20,459        42,726       38,293

  NET INCOME BEFORE INCOME TAXES                                                      9,789        6,511        18,411       13,717
     Provision for income taxes                                                       3,097        1,889         5,716        4,219
                                                                                 ----------   ----------    ----------   ----------
  NET INCOME                                                                     $    6,692   $    4,622    $   12,695   $    9,498
                                                                                 ==========   ==========    ==========   ==========
EARNINGS PER SHARE:
  Basic                                                                          $     0.26   $     0.18    $     0.49   $     0.37
                                                                                 ==========   ==========    ==========   ==========
 Diluted                                                                         $     0.25   $     0.18    $     0.48   $     0.36
                                                                                 ==========   ==========    ==========   ==========


SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                        2000          1999
                                                                                     ----------    ----------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                       $   12,695    $    9,498
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Amortization and accretion of premiums and discounts
          on securities, net                                                                 57           253
        Provision for credit losses                                                       4,173         3,786
        Write-downs, less gains on sale, of real estate acquired by
          foreclosure and repossessed assets                                                162          (148)
        Depreciation and amortization                                                     3,544         2,933
        Net change in loans held for sale, excluding loans sold with University
          of Houston office location                                                    (55,398)       28,896
        Gain on the sale of University of Houston office location                            --          (450)
        Gain on the sale of credit card portfolio                                          (237)           --
        Net (increase) decrease in accrued interest receivable and other assets           2,109        (1,358)
        Increase (decrease) in accrued interest payable and other liabilities            (8,455)           97
                                                                                     ----------    ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           (41,350)       43,507

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in securities purchased under agreements to resell                         (16,986)      (11,387)
    Proceeds from maturity and paydowns of held-to-maturity securities                   11,899        17,330
    Purchases of held-to-maturity securities                                                 --       (29,606)
    Proceeds from maturity and paydowns of available-for-sale securities                 21,336        22,850
    Proceeds from sale of available-for-sale securities                                   6,136            --
    Purchases of available-for-sale securities                                          (11,986)      (28,998)
    Net increase in loans held for investment                                           (12,474)     (105,286)
    Proceeds from sale of real estate acquired by foreclosure                               395           894
    Net (increase) decrease in interest-bearing deposits in financial institutions          (93)          500
    Proceeds from sale of University of Houston office location                              --         5,269
    Proceeds from sale of premises and equipment                                            368         2,675
    Purchase of premises and equipment                                                   (6,039)       (5,329)
                                                                                     ----------    ----------
          NET CASH USED IN INVESTING ACTIVITIES                                          (7,444)     (131,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                     90,711        15,523
    Net increase (decrease) in repurchase agreements/funds purchased                     (9,959)       12,931
    Proceeds from issuance of common stock and preferred stock                              807         1,592
    Repayment of notes payable                                                               --        (1,883)
    Dividends paid                                                                       (2,615)       (2,167)
                                                                                     ----------    ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                      78,944        25,996

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     30,150       (61,585)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                  91,139       139,690
                                                                                     ----------    ----------
    End of period                                                                    $  121,289    $   78,105
                                                                                     ==========    ==========

SUPPLEMENTAL INFORMATION:
    Income taxes paid                                                                $   11,500    $    5,700
                                                                                     ==========    ==========
    Interest paid                                                                    $   27,166    $   14,449
                                                                                     ==========    ==========
    Noncash investing and financing activities:
      Acquisitions of real estate through foreclosure of collateral                  $      239    $      230
                                                                                     ==========    ==========


SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.       BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 1999.

2.       EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                          THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                          2000                  1999                 2000                  1999
                                  --------------------  --------------------  --------------------  --------------------
                                   AMOUNT    PER SHARE   AMOUNT    PER SHARE   AMOUNT    PER SHARE   AMOUNT    PER SHARE
                                  --------   ---------  --------   ---------  --------   ---------  --------   ---------
Net income                        $  6,692              $  4,622              $ 12,695              $  9,498
                                  ========              ========              ========              ========
Basic:
    Weighted average shares
      outstanding                   26,135   $   0.26     25,720   $   0.18     26,096   $   0.49     25,643   $   0.37
                                             ========              ========              ========              ========
Diluted:
    Add incremental shares for:
      Assumed exercise of
        outstanding options            262                   346                   248                   337
      Assumed conversion of
        preferred stock                 62                   205                    70                   205
                                  --------              --------              --------              --------
Total                               26,459   $   0.25     26,271   $   0.18     26,414   $   0.48     26,185   $   0.36
                                  ========   ========   ========   ========   ========   ========   ========   ========

4.       SHAREHOLDERS' EQUITY

The following table displays the changes in shareholders' equity for the three and six-month periods ended June 30, 2000 and 1999 (in thousands):

                                               THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                               2000                  1999                  2000                  1999
                                        ------------------   ------------------    ------------------    ------------------
Equity, beginning of period                       $138,482             $120,758              $134,543              $116,933
  Comprehensive income:
     Net income                         $6,692               $4,622                $12,695               $ 9,498
     Net change in net unrealized
        losses on AFS securities            58                 (842)                  (774)               (1,034)
                                        ------               ------                -------               -------
           Total comprehensive income                6,750                3,780                11,921                 8,464
  Issuance of common stock,                            732                1,368                   807                 1,561
  Issuance of preferred stock                           --                   --                    --                    31
  Cash dividends paid                               (1,308)              (1,084)               (2,615)               (2,167)
  ESOP indebtedness repayments                          --                  186                    --                   186
                                                  --------             --------              --------              --------
Equity, end of period                             $144,656             $125,008              $144,656              $125,008
                                                  ========             ========              ========              ========

5.       OPERATING SEGMENTS

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

Summarized financial information by operating segment as of and for the six-month periods ended June 30, follows (in thousands):

                                              2000                                   1999
                              ------------------------------------   ------------------------------------
                              COMMERCIAL    MORTGAGE                 COMMERCIAL    MORTGAGE
                               BANKING      BANKING       TOTAL       BANKING      BANKING       TOTAL
                              ----------   ----------   ----------   ----------   ----------   ----------
Net interest income           $   48,274   $       --   $   48,274   $   41,910   $       --   $   41,910
Noninterest income                 8,832        8,204       17,036        7,445        6,441       13,886
                              ----------   ----------   ----------   ----------   ----------   ----------
      Total revenue               57,106        8,204       65,310       49,355        6,441       55,796
Provision for credit losses        4,173           --        4,173        3,786           --        3,786
Noninterest expense               36,018        6,708       42,726       33,107        5,186       38,293
                              ----------   ----------   ----------   ----------   ----------   ----------
Income before income taxes        16,915        1,496       18,411       12,462        1,255       13,717
Provision for income taxes         5,097          619        5,716        3,653          566        4,219
                              ----------   ----------   ----------   ----------   ----------   ----------
      Net income              $   11,818   $      877   $   12,695   $    8,809   $      689   $    9,498
                              ==========   ==========   ==========   ==========   ==========   ==========

Total assets                  $2,035,966   $    5,924   $2,041,890   $1,544,454   $    4,384   $1,548,838
                              ==========   ==========   ==========   ==========   ==========   ==========

Intersegment interest was paid to the Company by SCMC in the amount of $3.0 million for the six-month period ended June 30, 2000. Total loans of $126 million in the mortgage warehouse provided to SCMC by the Bank were eliminated in consolidation as of June 30, 2000.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SAME PERIOD IN 1999
NET INCOME - Net income for the six-month period ended June 30, 2000, was $12.7 million as compared to $10.4 million operating net income for the same period in 1999, an increase of approximately $2.3 million or 22.1%. Results for the year-ago period are before a $900 thousand after-tax charge related to the acquisition of B.O.A. Bancshares. This increase is attributable to: (1) solid average loan and deposit growth of 16.3% and 7.8%, respectively; (2) implementation of a leverage program whereby the Bank borrowed $250 million and invested the proceeds in securities; and (3) maintenance of a strong tax equivalent net interest margin of 5.61% for the period.

NET INTEREST INCOME - Net interest income for the six-month period ended June 30, 2000, was $48.3 million, as compared to $41.9 million for the same period in 1999, an increase of $6.4 million or 15.2%. The increase in net interest income is attributable primarily to growth in loans as well as the implementation of a leverage program during the third quarter of 1999. Average earning assets for the six months ended June 30, 2000, were $1.8 billion, up $385 million, or 28.1% from $1.4 billion for the same period in 1999. The leverage program accounted for $250 million of the increase in average earning assets. The yield on average earning assets for the six-month period ended June 30, 2000, was 8.70%, as compared to 8.28% for the same period in 1999. Throughout the second half of 1999 and the first half of 2000, the Board of Governors of the Federal Reserve System ("Federal Reserve") increased the discount rate six times. The cost of interest bearing liabilities increased 117 basis points from 3.22% in 1999 to 4.39% in 2000. This increase in rates was due to a combination of the Federal Reserve rate increases as well as new FHLB advances resulting from the leverage program. The Company's 5.61% tax equivalent net interest margin for the first six months of 2000 decreased from the 6.26% net interest margin recorded during the same period in 1999. The decrease is a result of a leverage program initiated by the Bank in August 1999. The average margin on the leverage program was 134 basis points for the first half of 2000. Excluding the leverage program, the net interest margin would have been 6.33% for the first half of 2000.

The following schedule gives a comparative analysis of the Company's daily average interest earning assets and interest bearing liabilities for the six-month periods ended June 30, 2000 and 1999, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                            SIX MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)

                                                                        2000
                                                      ------------------------------------------
                                                        AVERAGE
                                                        BALANCE       INTEREST          YIELD
                                                      -----------    -----------     -----------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial institutions   $       516    $        17            6.63%
Federal funds sold                                         10,152            299            5.92%
Securites purchased under agreements to resell             36,871          1,390            7.58%
Securities (taxable)                                      432,882         14,781            6.87%
Securities (tax-exempt)                                    75,048          1,653            4.43%
Loans (taxable)                                         1,198,998         57,765            9.69%
Loans (tax-exempt)                                            458             19            8.34%
                                                      -----------    -----------     -----------
  Total Interest Earning Assets                         1,754,925         75,924            8.70%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                    65,501
Premises and equipment, net                                42,784
Other assets                                               89,950
Allowance for credit losses                               (14,018)
                                                      -----------
  Total Noninterest Earning Assets                        184,217
                                                      -----------

  TOTAL ASSETS                                        $ 1,939,142
                                                      ===========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                           $   588,550    $     8,779            3.00%
Certificates and other time deposits                      366,070          9,443            5.19%
Other borrowings                                          310,972          9,428            6.10%
                                                      -----------    -----------     -----------
  Total Interest Bearing Liabilities                    1,265,592         27,650            4.39%

NONINTEREST BEARING LIABILITIES:
Demand deposits                                           491,952
Other liabilities                                          12,507
Trust preferred securities                                 28,750
Shareholders' equity                                      140,341
                                                      -----------
                                                          673,550
                                                      -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,939,142
                                                      ===========

NET INTEREST INCOME & MARGIN                                         $    48,274            5.53%
                                                                     ===========     ===========

NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)                        $    48,960            5.61%
                                                                     ===========     ===========


                                                                          1999
                                                       ----------------------------------------
                                                         AVERAGE
                                                         BALANCE        INTEREST       YIELD
                                                       -----------    -----------   -----------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial institutions    $     2,950    $        72          4.92%
Federal funds sold                                          42,020          1,094          5.25%
Securites purchased under agreements to resell              33,889          1,045          6.22%
Securities (taxable)                                       196,806          5,772          5.91%
Securities (tax-exempt)                                     62,751          1,414          4.54%
Loans (taxable)                                          1,031,061         46,812          9.16%
Loans (tax-exempt)                                             621             22          7.14%
                                                       -----------    -----------   -----------
  Total Interest Earning Assets                          1,370,098         56,231          8.28%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                     72,469
Premises and equipment, net                                 39,954
Other assets                                                48,744
Allowance for credit losses                                (11,582)
                                                       -----------
  Total Noninterest Earning Assets                         149,585
                                                       -----------

  TOTAL ASSETS                                         $ 1,519,683
                                                       ===========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                            $   540,042    $     5,953          2.22%
Certificates and other time deposits                       342,686          8,056          4.74%
Other borrowings                                            14,370            312          4.38%
                                                       -----------    -----------   -----------
  Total Interest Bearing Liabilities                       897,098         14,321          3.22%

NONINTEREST BEARING LIABILITIES:
Demand deposits                                            460,756
Other liabilities                                           11,112
Trust preferred securities                                  28,750
Shareholders' equity                                       121,967
                                                       -----------
                                                           622,585
                                                       -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 1,519,683
                                                       ===========

NET INTEREST INCOME & MARGIN                                           $    41,910          6.17%
                                                                       ===========   ===========

NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)                          $    42,565          6.26%
                                                                       ===========   ===========

PROVISION FOR CREDIT LOSSES - The provision for credit losses for the first six months of 2000 was $4.2 million, as compared to $3.8 million for the same period in 1999, an increase of $387 thousand or 10.2%. The increase in the provision for credit losses is to provide for loan growth. After net charge-offs of $3.1 million and provisions for the first six months of 2000, the Company's allowance for credit losses increased by $1.0 million from $13.2 million on December 31, 1999, to $14.2 million on June 30, 2000. Also, $335 thousand of additional provision in 1999 was recorded in order for B.O.A. Bancshares to align its allowance methodology with that of the Company. Please refer to FINANCIAL CONDITION -- ALLOWANCES FOR CREDIT LOSSES for an additional discussion of management's approach and methodology for estimating the allowance for credit losses.

NONINTEREST INCOME - Total noninterest income for the six-month period ended June 30, 2000 was $17.0 million, as compared to $13.9 million for the same period in 1999, an increase of $3.2 million or 22.7%.

Noninterest income for the six months ended June 30, 2000 and 1999, respectively, is summarized as follows (in thousands):

                                                     2000                                   1999
                                     ------------------------------------   ------------------------------------
                                     COMMERCIAL    MORTGAGE                 COMMERCIAL    MORTGAGE
                                      BANKING      BANKING      COMBINED     BANKING      BANKING      COMBINED
                                     ----------   ----------   ----------   ----------   ----------   ----------
Customer service fees                $    5,057   $       --   $    5,057   $    4,523   $       --   $    4,523
Bank-owned life insurance income            898           --          898           --           --           --
Gain on sale of
      University of Houston office           --           --           --          450           --          450
Gain on the sale of
      credit card loan portfolio            237           --          237           --           --           --
Gain on sale of mortgage loans               --        4,761        4,761           --        5,163        5,163
Brokerage commissions                       426           --          426          177           --          177
Other                                     2,214        3,443        5,657        2,295        1,278        3,573
                                     ----------   ----------   ----------   ----------   ----------   ----------
                                     $    8,832   $    8,204   $   17,036   $    7,445   $    6,441   $   13,886
                                     ==========   ==========   ==========   ==========   ==========   ==========

COMMERCIAL BANKING SEGMENT - Noninterest income from commercial banking for the six-month period ended June 30, 2000 was $8.8 million, as compared to $7.4 million for the same period in 1999, an increase of $1.4 million or 18.6%. During the latter half of 1999, the Bank purchased bank-owned life insurance ("BOLI") policies. Interest credits for these BOLI policies totaled $898 thousand for the first half of 2000, with no corresponding amounts in 1999. Customer service fees increased $534 thousand or 11.8% primarily as a result of an overall increase in average demand and savings accounts of 8.0%. Also, during the last half of 1999, the Bank increased its focus on monitoring and collecting overdraft and insufficient fund charges. Brokerage commissions increased 141%, accounting for a total increase of $249 thousand. Finally, during the first quarter of 2000, the Bank sold its credit card portfolio to a correspondent bank for a net gain of $237 thousand. During the first quarter of 1999, the Company sold its banking office at the University of Houston for a gain of $450 thousand.

MORTGAGE BANKING SEGMENT - Noninterest income from the mortgage banking segment increased 27.4% from $6.4 million for the first half of 1999 to $8.2 million for the same period in 2000. The income from the mortgage banking segment primarily consists of fees and gains on sale of mortgage loans. These gains are from recurring loan production, as the average length of time a mortgage loan is held in portfolio at SCMC is approximately twenty-five to thirty days. The increase in noninterest income is primarily due to an increase in loan funding volume as well as SCMC's acquisition of Alliance Capital Mortgage, Portland, Orgeon in April 2000 and Select Mortgage Company, Seattle, Washington in November 1999.

NONINTEREST EXPENSE - Noninterest expense increased $4.4 million, or 11.6%, to $42.7 million for the first six months of 2000 as compared to $38.3 million for the same period in 1999.

Noninterest expense for the six months ended June 30, 2000 and 1999, respectively, is summarized as follows (in thousands):

                                               SIX MONTHS ENDED JUNE 30, 2000        SIX MONTHS ENDED JUNE 30, 1999
                                           ------------------------------------   -------------------------------------
                                           COMMERCIAL    MORTGAGE                 COMMERCIAL     MORTGAGE
                                            BANKING      BANKING      COMBINED     BANKING       BANKING      COMBINED
                                           ----------   ----------   ----------   ----------    ----------   ----------
Salaries and employee benefits             $   20,861   $    3,377   $   24,238   $   17,151    $    3,145   $   20,296
Occupancy expense                               4,654        1,548        6,202        4,641         1,067        5,708
Net losses (gains) and  carrying costs
  of real estate acquired by foreclosure          206           --          206          (73)           --          (73)
FDIC assessment                                   129           --          129          264            --          264
Technology                                      1,716           64        1,780        1,872             9        1,881
Postage and delivery charges                      676          140          816          723           109          832
Supplies                                          553          208          761          651           171          822
Professional fees                                 837           67          904        1,029            69        1,098
Minority interest expense                       1,334          219        1,553        1,334           166        1,500
Other                                           5,052        1,085        6,137        5,515           450        5,965
                                           ----------   ----------   ----------   ----------    ----------   ----------
                                           $   36,018   $    6,708   $   42,726   $   33,107    $    5,186   $   38,293
                                           ==========   ==========   ==========   ==========    ==========   ==========

COMMERCIAL BANKING SEGMENT - Noninterest expenses related to commercial banking for the six-month period ended June 30, 2000 were $36.0 million, as compared to $33.1 million for the same period in 1999, an increase of $2.9 million or 8.8%. During the second quarter of 1999, the Company recorded noninterest expenses of $1 million related to the acquisition of B.O.A. Bancshares. Excluding the special charges related to the acquisition, noninterest expenses increased $3.9 million or 12.2%.

Salaries and employee benefits from commercial banking for the six-month period ended June 30, 2000, were $20.9 million, as compared to $17.2 million for the same period in 1999, an increase of $3.7 million or 21.6%. The largest part of the increase is attributable to the hiring of new employees to expand the Bank's lending force and its credit analyst pool, personnel for the new Bellaire bank office, and two new senior credit officers. Additionally, profit sharing and incentive compensation expense increased as a result of the Company's increased earnings.

Technology expenses from commercial banking for the six-month period ended June 30, 2000 were $1.7 million, as compared to $1.9 million for the same period in 1999, a decrease of $156 thousand or 8.3%. The decrease in technology expenses is primarily due to the conversion expenses recorded in June 1999 for the acquisition of B.O.A. Bancshares, which was partially offset by depreciation expense for an item processing sorter and a mainframe computer system that were purchased in the first quarter of 2000. The new equipment was added to improve productivity and to enhance the Bank's transactional processing capabilities.

Other noninterest expense from commercial banking for the six-month period ended June 30, 2000, was $5.1 million, as compared to $5.5 million for the same period in 1999, a decrease of $463 thousand or 8.4%. The decrease is primarily due to a reduction in marketing expenses of $362 thousand.

MORTGAGE BANKING SEGMENT - Noninterest expenses related to mortgage banking for the six-month period ended June 30, 2000 were $6.7 million, as compared to $5.2 million for the same period in 1999, an increase of $1.5 million or 29.3%. The increase in noninterest expense is primarily due the increase in loan funding volume as well as SCMC's acquisition of Alliance Capital Mortgage and Select Mortgage Company.

PROVISION FOR INCOME TAXES -The provision for income taxes as a percent of net income before taxes increased from 30.8% for the first six months of 1999 to 31.0% for the same period in 2000.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO SAME PERIOD IN 1999

NET INCOME - Net income for the three-month period ended June 30, 2000, was $6.7 million as compared to $5.5 million operating net income for the same period in 1999, an increase of approximately of $1.2 million or 20.9%. Results for the second quarter of 1999 exclude a $900 thousand after-tax charge related to the B.O.A. Bancshares acquisition. This increase is attributable to: (1) solid average loan and deposit growth of 15.6% and 7.9%, respectively; (2) implementation of a leverage program whereby the Bank borrowed $250 million and invested the proceeds in securities; and (3) maintenance of a strong tax equivalent net interest margin of 5.70% for the period.

NET INTEREST INCOME - Net interest income for the three-month period ended June 30, 2000, was $24.5 million, as compared to $21.5 million for the same period in 1999, an increase of $3.0 million or 14.1%. The increase in net interest income is attributable primarily to growth in loans as well as the implementation of a leverage program during the third quarter of 1999. Average earning assets for the three months ended June 30, 2000, were $1.8 billion, up $383 million, or 27.8% from $1.4 billion for the same period in 1999. The leverage program accounted for $250 million of this increase. The yield on average earning assets for the three-month period ended June 30, 2000, was 8.85%, as compared to 8.31% for the same period in 1999. Throughout the second half of 1999 and the first half of 2000, the Federal Reserve increased the discount rate six times. The cost of interest bearing liabilities increased 136 basis points from 3.17% in 1999 to 4.53% in 2000. This increase in rates was due to a combination of the Federal Reserve rate increases as well new FHLB advances resulting from the leverage program. The Company's 5.70% tax equivalent net interest margin for the three month period ended June 30, 2000 decreased from the 6.34% net interest margin recorded during the same period in 1999. The decrease is a result of a leverage program initiated by the Bank in August 1999. The average margin on the leverage program was 125 basis points for the quarter. Excluding the leverage program, the net interest margin would have been 6.42% for the first half of 2000.

The following schedule gives a comparative analysis of the Company's daily average interest earning assets and interest bearing liabilities for the three-month periods ended June 30, 2000 and 1999, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                           THREE MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)

                                                                        2000
                                                      ------------------------------------------
                                                        AVERAGE
                                                        BALANCE       INTEREST          YIELD
                                                      -----------    -----------     -----------
Interest Earning Assets:
Interest bearing deposits in financial institutions   $       569    $         9            6.36%
Federal funds sold                                          9,903            152            6.17%
Securites purchased under agreements to resell             37,071            725            7.87%
Securities (taxable)                                      424,634          7,438            7.05%
Securities (tax-exempt)                                    74,061            824            4.47%
Loans (taxable)                                         1,214,890         29,593            9.80%
Loans (tax-exempt)                                            418              9            8.66%
                                                      -----------    -----------     -----------
  Total Interest Earning Assets                         1,761,546         38,750            8.85%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                    64,226
Premises and equipment, net                                43,626
Other assets                                               95,752
Allowance for credit losses                               (14,293)
                                                      -----------
  Total Noninterest Earning Assets                        189,311
                                                      -----------

  TOTAL ASSETS                                        $ 1,950,857
                                                      ===========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                           $   585,338    $     4,486            3.08%
Certificates and other time deposits                      368,178          4,875            5.33%
Other borrowings                                          311,286          4,892            6.32%
                                                      -----------    -----------     -----------
  Total Interest Bearing Liabilities                    1,264,802         14,253            4.53%

NONINTEREST BEARING LIABILITIES:
    Demand deposits                                       503,682
    Other liabilities                                      10,137
Trust preferred securities                                 28,750
Shareholders' equity                                      143,486
                                                      -----------
                                                          686,055
                                                      -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,950,857
                                                      ===========

NET INTEREST INCOME & MARGIN                                         $    24,497           5.59%
                                                                     ===========    ===========

NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)                        $    24,946           5.70%
                                                                     ===========    ===========


                                                                        1999
                                                      ----------------------------------------
                                                        AVERAGE
                                                        BALANCE       INTEREST        YIELD
                                                      -----------    -----------   -----------
Interest Earning Assets:
Interest bearing deposits in financial institutions   $     1,079    $        16          5.95%
Federal funds sold                                         25,711            409          6.38%
Securites purchased under agreements to resell             33,510            528          6.32%
Securities (taxable)                                      201,478          2,852          5.68%
Securities (tax-exempt)                                    65,056            741          4.57%
Loans (taxable)                                         1,051,132         23,989          9.15%
Loans (tax-exempt)                                            595             11          7.42%
                                                      -----------    -----------   -----------
  Total Interest Earning Assets                         1,378,561         28,546          8.31%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                    70,773
Premises and equipment, net                                39,800
Other assets                                               50,411
Allowance for credit losses                               (11,914)
                                                      -----------
  Total Noninterest Earning Assets                        149,070
                                                      -----------

  TOTAL ASSETS                                        $ 1,527,631
                                                      ===========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                               541,831    $     3,006          2.23%
Certificates and other time deposits                      339,375          3,916          4.63%
Other borrowings                                           14,485            163          4.51%
                                                      -----------    -----------   -----------
  Total Interest Bearing Liabilities                      895,691          7,085          3.17%

NONINTEREST BEARING LIABILITIES:
    Demand deposits                                       468,850
    Other liabilities                                      10,187
Trust preferred securities                                 28,750
Shareholders' equity                                      124,153
                                                      -----------
                                                          631,940
                                                      -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,527,631
                                                      ===========

NET INTEREST INCOME & MARGIN                                         $    21,461          6.24%
                                                                     ===========   ===========

NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)                        $    21,806          6.34%
                                                                     ===========   ===========

PROVISION FOR CREDIT LOSSES - The provision for credit losses for the second quarter of 2000 was $2.1 million, as compared to $2.1 million for the same period in 1999, an increase of $61 thousand or 2.9%. In June 1999, $335 thousand of additional provision was recorded in order for B.O.A. Bancshares to align their allowance methodology with that of the Company. Excluding the special adjustment from 1999, the provision for credit losses increased 24.0%.

NONINTEREST INCOME - Total noninterest income for the three-month period ended June 30, 2000, was $9.9 million, as compared to $7.6 million for the same period in 1999, an increase of $2.3 million or 29.9%.

Noninterest income for the three months ended June 30, 2000 and 1999, respectively, is summarized as follows (in thousands):

                                                   2000                                  1999
                                   ------------------------------------   ------------------------------------
                                   COMMERCIAL    MORTGAGE                 COMMERCIAL    MORTGAGE
                                    BANKING      BANKING      COMBINED     BANKING      BANKING      COMBINED
                                   ----------   ----------   ----------   ----------   ----------   ----------
Customer service fees              $    2,524   $       --   $    2,524   $    2,258   $       --   $    2,258
Bank-owned life insurance income          481           --          481           --           --           --
Gain on sale of mortgage loans             --        2,972        2,972           --        3,266        3,266
Brokerage commissions                     252           --          252          104           --          104
Other                                   1,146        2,497        3,643        1,324          645        1,969
                                   ----------   ----------   ----------   ----------   ----------   ----------
                                   $    4,403   $    5,469   $    9,872   $    3,686   $    3,911   $    7,597
                                   ==========   ==========   ==========   ==========   ==========   ==========

COMMERCIAL BANKING SEGMENT - Noninterest income from commercial banking increased $717 thousand or 19.5% in the second quarter of 2000 compared to 1999. During the latter half of 1999, the Bank purchased BOLI policies. Interest credits for these BOLI policies totaled $481 thousand for the second quarter of 2000, with no corresponding amounts in 1999. Also, customer service fees increased $266 thousand or 11.8% primarily as a result of an overall increase in average demand and savings accounts of 7.8%. Also, during the last half of 1999, the Bank increased its focus on monitoring and collecting overdraft and insufficient fund charges. Brokerage commissions increased 142%, accounting for a total increase of $148 thousand.

MORTGAGE BANKING SEGMENT - Noninterest income from mortgage banking increased $1.6 million, or 39.8%, in the second quarter of 2000 compared to the same period in 1999. The increase in noninterest income is primarily due the increase in loan funding volume as well as SCMC's acquisition of Alliance Capital Mortgage and Select Mortgage Company.

NONINTEREST EXPENSE - Noninterest expense increased $2.0 million, or 9.6%, to $22.4 million for the second quarter of 2000 as compared to $20.5 million for the same period in 1999.

Noninterest expense for the three months ended June 30, 2000 and 1999, is summarized as follow (in thousands):

                                                           2000                                    1999
                                           ------------------------------------   -------------------------------------
                                           COMMERCIAL    MORTGAGE                 COMMERCIAL     MORTGAGE
                                            BANKING      BANKING      COMBINED     BANKING       BANKING      COMBINED
                                           ----------   ----------   ----------   ----------    ----------   ----------
Salaries and employee benefits             $   10,494   $    2,148   $   12,642   $    8,744    $    1,831   $   10,575
Occupancy expense                               2,371          891        3,262        2,468           519        2,987
Net losses (gains) and  carrying costs
  of real estate acquired by foreclosure          199           --          199          (30)           --          (30)
FDIC assessment                                    70           --           70          136            --          136
Technology                                        859           33          892        1,100             9        1,109
Postage and delivery charges                      344           88          432          371            59          430
Supplies                                          281          117          398          317            71          388
Professional fees                                 478           31          509          714            38          752
Minority interest expense                         667          195          862          667           140          807
Other                                           2,532          633        3,165        3,121           184        3,305
                                           ----------   ----------   ----------   ----------    ----------   ----------
                                           $   18,295   $    4,136   $   22,431   $   17,608    $    2,851   $   20,459
                                           ==========   ==========   ==========   ==========    ==========   ==========

COMMERCIAL BANKING SEGMENT - Noninterest expenses related to commercial banking for the three-month period ended June 30, 2000 were $18.3 million, as compared to $17.6 million for the same period in 1999, an increase of $687 million or 3.9%. During the second quarter of 1999, the Company recorded noninterest expenses of $1 million related to the acquisition of B.O.A. Bancshares. Excluding the special charges related to the acquisition, noninterest expenses increased $1.7 million or 10.2%.

Salaries and employee benefits from commercial banking for the three-month period ended June 30, 2000 were $10.5 million, as compared to $8.7 million for the same period in 1999, an increase of $1.8 million or 20.0%. The largest part of the increase is attributable to the hiring of new employees to expand the Bank's lending force and its credit analyst pool, personnel for the new Bellaire bank office, and two new senior credit officers. Additionally, profit sharing and incentive compensation expense increased as a result of the Company's increased earnings.

Technology expenses from commercial banking for the three-month period ended June 30, 2000 were $859 thousand, as compared to $1.1 million for the same period in 1999, a decrease of $241 thousand or 21.9%. The decrease in technology expenses is primarily due to the conversion expenses recorded in June 1999 for the acquisition of B.O.A. Bancshares.

Professional expenses from commercial banking for the three-month period ended June 30, 2000 were $478 thousand, as compared to $714 million for the same period in 1999, a decrease of $236 thousand or 33.1%. During the second quarter of 1999, consultant expenses related to the Year 2000 project and accounting fees related to the B.O.A. Bancshares acquisition were incurred.

Other noninterest expense from commercial banking for the six-month period ended June 30, 2000, was $2.5 million, as compared to $3.1 million for the same period in 1999, a decrease of $589 thousand or 18.9%. The decrease is primarily due to the $300 thousand reduction in marketing expenses.

MORTGAGE BANKING SEGMENT - Noninterest expenses related to mortgage banking for the three-month period ended June 30, 2000 were $4.1 million, as compared to $2.9 million for the same period in 1999, an increase of $1.3 million or 45.1%. The increase in noninterest expense is primarily due the increase in loan funding volume as well as SCMC's acquisition of Alliance Capital Mortgage and Select Mortgage Company.

PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes increased from 29.0% for the second quarter of 1999 to 31.6% for the same period in 2000.

FINANCIAL CONDITION

TOTAL ASSETS - The total consolidated assets of the Company increased $82 million compared to December 31, 1999 to $2.0 billion.

CASH AND CASH EQUIVALENTS - The Company had cash and cash equivalents of $121.3 million at June 30, 2000. Comparatively, the Company had $91.1 million in cash and cash equivalents on December 31, 1999, an increase of $30.2 million or 33.1%.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL - As of June 30, 2000, securities purchased under agreements to resell totaled $57.8 million as compared to $40.1 million as of December 31, 1999. The securities purchased are SBA or USDA guaranteed loan certificates that are purchased by the Bank pursuant to a third party warehouse facility. These repurchase agreements generally have a term of nine months or less. The Company increased the approved warehouse facility under which these securities were purchased from $45 million to $60 million.

SECURITIES - The Company's securities portfolio as of June 30, 2000, totaled $496.6 million, as compared to $525.2 million on December 31, 1999, a decrease of $28.6 million or 5.5%. The reduction is the result of paydowns and maturities of securities.

LOANS HELD FOR SALE - Total loans held for sale increased from $70.4 million at December 31, 1999, to $125.8 million at June 30, 2000, an increase of $55.4 million, or 78.7%. The increase is primarily due to the increase in loans funded by the Bank through an intercompany mortgage warehouse with SCMC.

LOANS HELD FOR INVESTMENT - As of June 30, 2000, loans held for investment were $1.13 billion. When compared to loans held for investment of $1.12 million on December 31, 1999, the loan balance at June 30, 2000 represents a year-to-date increase of $9.1 million in internal loan production, net of loan reductions. The Company has focused on asset quality during the first half of 2000 and has been actively managing its loan portfolio to eliminate less desirable credits. However, the loan pipeline has actually increased over the last six months and future prospects for loan growth are solid. At June 30, 2000, loans held for investment as a percentage of assets and deposits were 55.5% and 75.3%, as compared to 57.4% and 79.4% at December 31, 1999, respectively.

The following table summarizes the Company's held for investment loan portfolio by type of loan as of June 30, 2000 (in thousands):

                                                           PERCENT OF
                                                             TOTAL
                                                          -----------
Commercial, financial and industrial       $   408,687          32.45%
Real estate - commercial                       355,925          28.26%
Real estate - residential mortgage             133,130          10.57%
Real estate - construction                     114,932           9.13%
Foreign commercial and industrial                4,768           0.38%
Consumer and other                             116,579           9.26%
     Less unearned discount                       (336)         (0.03)%
                                           -----------    -----------
         Total loans held for investment     1,133,685          90.01%
     Loans held for sale                       125,802           9.99%
                                           -----------    -----------
         Total loans                       $ 1,259,487         100.00%
                                           ===========    ===========

ALLOWANCE FOR CREDIT LOSSES - The following is a summary of the changes in the allowance for credit losses for the six months ended June 30, 2000 and June 30,1999, respectively, (in thousands):

                                                 SIX MONTHS ENDED JUNE 30,
                                                    2000           1999
                                                 ----------     ----------
Allowance for credit losses, December 31,        $   13,187     $   10,829
Charge-offs                                          (3,589)        (2,182)
Recoveries                                              462            360
Provision for credit losses                           4,173          3,786
                                                 ----------     ----------
Allowance for credit losses, June 30,            $   14,233     $   12,793
                                                 ==========     ==========

Net charge-offs as a percentage of average
    loans (annualized)                                 0.52%          0.36%
                                                 ==========     ==========

Provision for credit losses as a percentage of
    average loans (annualized)                         0.70%          0.74%
                                                 ==========     ==========

The following is a summary of the relationship of the allowance to loans held for investment at June 30, 2000, and December 31, 1999 (in thousands):

                                                    JUNE 30,      DECEMBER 31,
                                                      2000            1999
                                                  ------------    ------------
Loans held for investment at period-end           $  1,133,685    $  1,124,577
Allowance for credit losses                       $     14,233    $     13,187
Allowance as a percent of period-end loans held
   for investment                                         1.26%           1.17%

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

RISK ELEMENTS - Nonperforming, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Fifteen properties make up the $1.0 million of other real estate owned ("ORE") at June 30, 2000. All properties are carried at the current fair market value, less estimated selling and holding costs.

The Company defines potential problem loans as those loans for which information known by management creates serious doubt regarding a borrower's ability to comply with the present payment terms. Management identifies these loans through monitoring efforts by loan officers as well as its continuous loan review process and defines potential problem loans as those loans classified as "substandard", "doubtful", or "loss". As of June 30, 2000, the Company has no material foreign loans outstanding or loan concentrations.

The following table summarizes total nonperforming assets and potential problem loans at December 31, 1999 and at June 30, 2000:

                                                          JUNE 30,      DECEMBER 31,
                                                            2000            1999
                                                        ------------    ------------
                                                               (IN THOUSANDS)
Nonaccrual loans                                        $      7,312    $      5,501
Restructured loans                                                --             218
Accruing loans past due 90 days or more                          218             351
                                                        ------------    ------------
    Total nonperforming loans                                  7,530           6,070
Other real estate ("ORE") and other foreclosed assets          1,217           1,566
                                                        ------------    ------------
    Total nonperforming assets                          $      8,747    $      7,636
                                                        ============    ============

Total nonperforming assets as a percent of loans,
    ORE and other foreclosed assets                             0.69%           0.64%

Allowance for loan losses as a percentage of
    nonperforming assets                                      162.72%         172.70%

Potential problem loans, other than those shown
    above as nonperforming                              $     32,563    $     24,483

PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation, as of June 30, 2000, were $43.6 million as compared to $41.0 million as of December 31, 1999, an increase of $2.6 million or 6.3%. The increase is primarily due to the purchase of another item processing sorter and mainframe computer system, the build-out for the new Bellaire bank office which opened in April 2000, and the purchase of land in Houston for a proposed new location.

DEPOSITS - Total deposits as of June 30, 2000, were $1.5 billion, as compared to $1.4 billion on December 31, 1999, an increase of $90.7 million, or 6.4%. Noninterest bearing demand deposits at June 30, 2000, were $551.3 million, as compared to $481.8 million at December 31, 1999, an increase of $69.6 million or 14.4%. The percentage of noninterest bearing deposits to total deposits as of June 30, 2000 continued to be strong at 36.6%.

CAPITAL RESOURCES AND LIQUIDITY

SHAREHOLDERS' EQUITY - The Company's risk-based capital ratios remain above the levels designated by regulatory agencies as "well capitalized" on June 30, 2000, with Tier-1 Capital, Total Risk-Based Capital, and Leverage Capital Ratios of 11.34%, 12.29%, and 8.92%, respectively.

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

ITEM 2.  CHANGES IN SECURITIES

There were no changes in securities during the six months ended June 30, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

STOCKHOLDER PROPOSALS FOR 2001 ANNUAL MEETING OF STOCKHOLDERS

Any proposal of stockholders to be included in the Company's proxy statement relating to the Company's 2001 Annual Meeting of Stockholders pursuant to Rule 14a-8 under the Exchange Act must be received by the Company at its principal executive offices no later than December 24, 2000; such proposal must also comply with the Company's Bylaws and Rule 14a-8 if the proposal is to be considered for inclusion in the Company's proxy statement for such meeting. The Company must receive notice of any stockholder proposal to be brought before the meeting outside the process of Rule 14a-8 at the Company's principal executive offices not less than 45 days nor more than 180 days prior to the meeting; provided, if the Company gives notice or prior public disclosure of the date of the annual meeting less than 50 days before the meeting, such stockholders notice must be received not later than the close of business on the seventh day following the date on which the Company's notice of the date of the annual meeting was mailed or public disclosure made. The form of such stockholder notice must also comply with the Company's Bylaws.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

EXHIBIT 11.  COMPUTATION OF EARNINGS PER SHARE

Included as Note 2 to the Interim Consolidated Financial Statements on page 5 of this Form 10-Q.

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

                                       STERLING BANCSHARES, INC.
                                       -------------------------
                                             (Registrant)


                                       BY: /s/ George Martinez
                                          --------------------------------
                                          GEORGE MARTINEZ
                                          CHAIRMAN AND CHIEF FINANCIAL OFFICER

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
     11                    COMPUTATION OF EARNINGS PER SHARE

                           Included as Note 2 to the Interim Consolidated
                           Financial Statements on page 5 of this Form 10-Q.

     27                    FINANCIAL DATA SCHEDULE

                           The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange
                           Commission.