Form 10-Q
period 2000-09-30
STERLING BANCSHARES INC
filed 2000-11-13
CIK 891098

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   -----------

                                   FORM 10 - Q

                                   -----------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                               Yes [X]     No [ ]

The number of shares outstanding of each class of the registrant's capital stock as of September 30, 2000:

       CLASS OF STOCK                                  SHARES OUTSTANDING
------------------------------                         ------------------
Common Stock, Par Value $1.00                               26,198,809

================================================================================

PART I.     FINANCIAL INFORMATION

ITEM I.     CONDENSED FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                                    2000                    1999
                                                                                                 -----------            -----------
                                                                                                 (UNAUDITED)
ASSETS
Cash and cash equivalents                                                                        $   114,252            $    91,139
Interest-bearing deposits in financial institutions                                                      221                    135
Securities purchased with an agreement to resell                                                      33,099                 40,834
Available-for-sale securities, at fair value                                                         325,401                359,127
Held-to-maturity securities, at amortized cost                                                       148,462                166,112
Loans held for sale                                                                                  126,084                 70,404

Loans held for investment                                                                          1,173,685              1,124,577
Allowance for credit losses                                                                          (14,902)               (13,187)
                                                                                                 -----------            -----------
    Loans held for investment, net                                                                 1,158,783              1,111,390
Accrued interest receivable                                                                           11,497                 11,330
Real estate acquired by foreclosure                                                                    1,445                  1,323
Premises and equipment, net                                                                           44,261                 41,003
Goodwill, net                                                                                          6,067                  6,030
Other assets                                                                                          72,550                 60,653
                                                                                                 -----------            -----------
TOTAL ASSETS                                                                                     $ 2,042,122            $ 1,959,480
                                                                                                 ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
    Noninterest-bearing                                                                          $   543,713            $   481,757
    Interest-bearing                                                                                 602,479                581,687
Certificates of deposit and other time deposits                                                      383,301                352,107
                                                                                                 -----------            -----------
    Total deposits                                                                                 1,529,493              1,415,551
Securities sold under agreements to repurchase and other borrowed funds                              320,523                362,332
Accrued interest payable and other liabilities                                                         9,919                 17,003
                                                                                                 -----------            -----------
    Total liabilities                                                                              1,859,935              1,794,886

COMPANY-OBLIGATED MANDITORILY REDEEMABLE
    TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST                                                    28,750                 28,750

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                                                 1,729                  1,301

Shareholders' equity:
    Convertible preferred stock, $1 par value, 1 million shares authorized                                65                     89
    Common stock, $1 par value, 50 million shares authorized                                          26,199                 26,030
    Capital surplus                                                                                   29,326                 28,658
    Retained earnings                                                                                 96,606                 80,927
    Accumulated other comprehensive income--net unrealized loss on
      available-for-sale securities, net of tax                                                         (488)                (1,161)
                                                                                                 -----------            -----------
      Total shareholders' equity                                                                     151,708                134,543
                                                                                                 -----------            -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $ 2,042,122            $ 1,959,480
                                                                                                 ===========            ===========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                                                     THREE MONTHS                 NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                                  2000          1999          2000           1999
                                                                                -------       -------       --------       --------
Interest income:
   Loans, including fees                                                        $31,280       $25,370       $ 89,064       $ 72,204
   Securities:
     Taxable                                                                      6,995         4,047         21,776          9,819
     Tax-exempt                                                                     808           845          2,461          2,259
   Federal funds sold and securities purchased under agreements
     to resell                                                                    1,421           847          3,110          2,986
   Deposits in financial institutions                                                10             3             27             75
                                                                                -------       -------       --------       --------
       Total interest income                                                     40,514        31,112        116,438         87,343

Interest expense:
   Demand and savings deposits                                                    4,924         3,437         13,703          9,390
   Certificates and other time deposits                                           5,402         4,065         14,845         12,121
   Other borrowed funds                                                           5,384         1,227         14,812          1,539
                                                                                -------       -------       --------       --------
       Total interest expense                                                    15,710         8,729         43,360         23,050
                                                                                -------       -------       --------       --------
       NET INTEREST INCOME                                                       24,804        22,383         73,078         64,293
                                                                                -------       -------       --------       --------
          Provision for credit losses                                             2,206         1,928          6,379          5,714
                                                                                -------       -------       --------       --------
       NET INTEREST INCOME AFTER
         PROVISION FOR CREDIT LOSSES                                             22,598        20,455         66,699         58,579

Noninterest income:
   Customer service fees                                                          2,602         2,527          7,659          7,050
   Gain on sale of mortgage loans                                                 3,050         2,703          7,811          7,866
   Other                                                                          4,525         1,954         11,743          6,154
                                                                                -------       -------       --------       --------
       Total noninterest income                                                  10,177         7,184         27,213         21,070

Noninterest expense:
   Salaries and employee benefits                                                12,880        10,942         37,118         31,238
   Occupancy expense                                                              3,401         2,819          9,603          8,527
   Net losses (gains) and carrying costs of real estate acquired
     by foreclosure                                                                  20             6            226            (67)
   FDIC assessment                                                                   97            67            226            331
   Technology                                                                       975           796          2,755          2,677
   Postage and delivery charges                                                     427           383          1,243          1,215
   Supplies                                                                         367           366          1,128          1,188
   Professional fees                                                                528           350          1,432          1,448
   Minority interest expense:
     Company-obligated mandatorily redeemable trust preferred
       securitites of subsidiary trust                                              667           667          2,001          2,001
     Sterling Capital Mortgage Company                                              209            95            428            261
   Other                                                                          3,175         2,760          9,312          8,725
                                                                                -------       -------       --------       --------
       Total noninterest expense                                                 22,746        19,251         65,472         57,544

       NET INCOME BEFORE INCOME TAXES                                            10,029         8,388         28,440         22,105
          Provision for income taxes                                              3,115         2,657          8,831          6,876
                                                                                -------       -------       --------       --------
       NET INCOME                                                               $ 6,914       $ 5,731       $ 19,609       $ 15,229
                                                                                =======       =======       ========       ========
EARNINGS PER SHARE:
   Basic                                                                        $  0.26       $  0.22       $   0.75       $   0.59
                                                                                =======       =======       ========       ========
   Diluted                                                                      $  0.26       $  0.22       $   0.74       $   0.58
                                                                                =======       =======       ========       ========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                     2000                1999
                                                                                                  ---------           ---------
                                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                    $  19,609           $  15,229
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Amortization and accretion of premiums and discounts
          on securities, net                                                                             93                 356
        Provision for credit losses                                                                   6,379               5,714
        Write-downs, less gains on sale, of real estate acquired by
          foreclosure and repossessed assets                                                            137                (219)
        Depreciation and amortization                                                                 5,365               4,726
        Net change in loans held for sale, excluding loans sold with University
          of Houston office location                                                                (55,680)             28,746
        Gain on the sale of University of Houston office location                                      --                  (450)
        Gain on the sale of credit card portfolio                                                      (211)               --
        Net increase in accrued interest receivable and other assets                                (12,688)            (27,960)
        Increase (decrease) in accrued interest payable and other liabilities                        (6,656)              2,205
                                                                                                  ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       (43,652)             28,347

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in securities purchased under agreements to resell                        7,735              (4,443)
    Proceeds from maturity and paydowns of held-to-maturity securities                               17,426              21,939
    Purchases of held-to-maturity securities                                                           --               (32,046)
    Proceeds from maturity and paydowns of available-for-sale securities                             40,743              27,458
    Proceeds from sale of available-for-sale securities                                               6,136                --
    Purchases of available-for-sale securities                                                      (11,986)           (219,549)
    Net increase in loans held for investment                                                       (54,473)           (138,743)
    Proceeds from sale of real estate acquired by foreclosure                                           442               1,276
    Net (increase) decrease in interest-bearing deposits in financial institutions                      (86)                245
    Proceeds from sale of University of Houston office location                                        --                 5,269
    Proceeds from sale of premises and equipment                                                        377               3,098
    Purchase of premises and equipment                                                               (8,565)             (8,706)
                                                                                                  ---------           ---------
          NET CASH USED IN INVESTING ACTIVITIES                                                      (2,251)           (344,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                                113,942              71,066
    Net increase (decrease) in repurchase agreements/funds purchased                                (41,809)            201,727
    Proceeds from issuance of common stock and preferred stock                                        1,425               1,870
    Repayment of notes payable                                                                         --                (1,883)
    Purchase of treasury stock                                                                         (612)               --
    Dividends paid                                                                                   (3,930)             (3,336)
                                                                                                  ---------           ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  69,016             269,444

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 23,113             (46,411)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                              91,139             139,690
                                                                                                  ---------           ---------
    End of period                                                                                 $ 114,252           $  93,279
                                                                                                  =========           =========

SUPPLEMENTAL INFORMATION:
    Income taxes paid                                                                             $  14,700           $   7,700
                                                                                                  =========           =========
    Interest paid                                                                                 $  43,659           $  23,001
                                                                                                  =========           =========
    Noncash investing and financing activities:
      Acquisitions of real estate through foreclosure of collateral                               $     745           $     550
                                                                                                  =========           =========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 1999.

2.   EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                         THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                             2000                 1999                  2000                   1999
                                     -------------------  -------------------   --------------------   ---------------------
                                                   PER                  PER                    PER                    PER
                                       AMOUNT     SHARE    AMOUNT      SHARE      AMOUNT      SHARE      AMOUNT      SHARE
                                     ---------   -------  ---------   -------   ----------   -------   ---------   ---------
     Net income                        $6,914               $5,731                $19,609               $15,229
                                     =========            =========             ==========             =========
     Basic:
        Weighted average shares
          outstanding                  26,177     $0.26     25,920     $0.22       26,123     $0.75      25,737      $ 0.59
                                                 =======              =======                =======               =========
     Diluted:
        Add incremental shares for:
          Assumed exercise of
           outstanding options            369                  349                    289                   341
          Assumed conversion of
           preferred stock                 83                  173                     74                   184
                                     ---------            ---------             ----------             ---------
     Total                             26,629     $0.26     26,442     $0.22       26,486     $0.74      26,262      $ 0.58
                                     =========   =======  =========   =======   ==========   =======   =========   =========

3.   SHAREHOLDERS' EQUITY

     The following table displays the changes in shareholders' equity for the three and nine-month periods ended September 30, 2000 and 1999 (in thousands):

                                                  THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                    2000                   1999                 2000                  1999
                                             -----------------      -------------------   -------------------  --------------------
     Equity, beginning of period                      $144,656                 $125,008              $134,543              $116,933
       Comprehensive income:
          Net income                          $6,914                 $ 5,731               $19,609               $15,229
          Net change in net unrealized
             losses on AFS securities          1,447                   1,116                   673                    82
                                             --------               ---------             ---------            ----------
                Total comprehensive income               8,361                    6,847                20,282                15,311
       Issuance of common stock,                           233                      278                 1,040                 1,839
       Issuance of preferred stock                         385                        -                   385                    31
       Cash dividends paid                              (1,315)                  (1,169)               (3,930)               (3,336)
       Purchase of treasury stock                         (612)                       -                  (612)                    -
       ESOP indebtedness repayments                          -                        -                     -                   186
                                                     ----------              -----------           -----------           -----------
     Equity, end of period                            $151,708                 $130,964              $151,708              $130,964
                                                     ==========              ===========           ===========           ===========

4.   OPERATING SEGMENTS

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

     Summarized financial information by operating segment as of and for the nine-month periods ended September 30, follows (in thousands):

                                                         2000                                              1999
                                     --------------------------------------------       -------------------------------------------
                                      COMMERCIAL        MORTGAGE                        COMMERCIAL        MORTGAGE
                                       BANKING          BANKING          TOTAL            BANKING         BANKING           TOTAL
                                     ----------         -------        ----------       ----------        -------        ----------
     Net interest income             $   73,078         $  --          $   73,078       $   64,293         $ --          $   64,293
     Noninterest income                  13,272          13,941            27,213           11,317          9,753            21,070
                                     ----------         -------        ----------       ----------         ------        ----------
          Total revenue                  86,350          13,941           100,291           75,610          9,753            85,363
     Provision for credit losses          6,379            --               6,379            5,714           --               5,714
     Noninterest expense                 54,449          11,023            65,472           49,713          7,831            57,544
                                     ----------         -------        ----------       ----------         ------        ----------
     Income before income taxes          25,522           2,918            28,440           20,183          1,922            22,105
     Provision for income taxes           7,625           1,206             8,831            6,020            856             6,876
                                     ----------         -------        ----------       ----------         ------        ----------
          Net income                 $   17,897         $ 1,712        $   19,609       $   14,163         $1,066        $   15,229
                                     ==========         =======        ==========       ==========         ======        ==========

     Total assets                    $2,034,921         $ 7,201        $2,042,122       $1,796,784         $4,457        $1,801,241
                                     ==========         =======        ==========       ==========         ======        ==========

     Intersegment interest was paid to the Company by SCMC in the amount of $5.2 million for the nine-month period ended September 30, 2000. Total loans of $126 million in the mortgage warehouse provided to SCMC by the Bank were eliminated in consolidation as of September 30, 2000.

5.   SIGNIFICANT DEVELOPMENTS

     EXPANSION - On October 24, 2000, Sterling Bancshares, Inc. announced that it has entered into a definitive agreement to acquire CaminoReal Bancshares of Texas, Inc., San Antonio, Texas and its subsidiary bank, CaminoReal Bank, National Association. CaminoReal Bancshares is privately held and is the bank holding company of CaminoReal Bank, National Association, which operates four banking offices in San Antonio and four banking offices in the nearby South Texas cities of Eagle Pass, Carrizo Springs, Crystal City and Pearsall. As of September 30, 2000, CaminoReal Bancshares had total assets of $291 million, loans of $149 million, and deposits of $256 million. Subject to receipt of all requisite regulatory approvals, the Company anticipates closing the transaction in the first quarter of 2001. This acquisition will be accounted for using the purchase method of accounting.

     ADOPTION OF SFAS NO. 133 - Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Upon implementation of SFAS No. 133, $56.1 million of securities classified as held-to-maturity were redesignated as available-for-sale. The securities had a fair value of $56.1 million. The Company currently has no derivative instruments. Management believes the implementation of this pronouncement will not have a material effect on the Company's financial statements.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SAME PERIOD IN 1999

NET INCOME - Net income for the nine-month period ended September 30, 2000, was $19.6 million as compared to $16.1 million operating net income for the same period in 1999, an increase of approximately $3.5 million or 21.6%. Results for the year-ago period are before a $900 thousand after-tax charge related to the acquisition of B.O.A. Bancshares. This increase is attributable to: (1) solid average loan and deposit growth of 15.6% and 7.8%, respectively; (2) implementation of a leverage program whereby the Bank borrowed $250 million and invested the proceeds in securities; and (3) maintenance of a strong tax equivalent net interest margin of 5.58% for the period.

NET INTEREST INCOME - Net interest income for the nine-month period ended September 30, 2000, was $73.1 million, as compared to $64.3 million for the same period in 1999, an increase of $8.8 million or 13.7%. The increase in net interest income is attributable primarily to growth in loans as well as the implementation of a leverage program during the third quarter of 1999. Average earning assets for the nine months ended September 30, 2000, were $1.8 billion, up $366 million, or 26.0% from $1.4 billion for the same period in 1999. The leverage program accounted for $250 million of the increase in average earning assets. The yield on average earning assets for the nine-month period ended September 30, 2000, was 8.77%, as compared to 8.30% for the same period in 1999. Throughout the second half of 1999 and the first half of 2000, the Board of Governors of the Federal Reserve System ("Federal Reserve") increased the discount rate six times. The cost of interest bearing liabilities increased 123 basis points to 4.54% for the nine months ended September 30, 2000 as compared to 3.31% for the same period in 1999. This increase was due to the Federal Reserve rate increases as well as new FHLB advances resulting from the leverage program. Primarily as a result of the leverage program, the Company's 5.58% tax equivalent net interest margin for the first nine months of 2000 decreased from the 6.20% net interest margin recorded during the same period in 1999. The average margin on the leverage program was 123 basis points for the nine-month period ended September 30, 2000. Excluding the leverage program, the net interest margin would have been 6.26% for the first nine-months of 2000.

The following schedule gives a comparative analysis of the Company's daily average interest earning assets and interest bearing liabilities for the nine-month periods ended September 30, 2000 and 1999, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                         NINE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)

                                                                        2000                                   1999
                                                      --------------------------------------  ------------------------------------
                                                         AVERAGE                                AVERAGE
                                                         BALANCE       INTEREST      YIELD      BALANCE       INTEREST     YIELD
                                                      ------------    ---------     --------  ------------   ----------   --------
Interest Earning Assets:
Interest bearing deposits in financial institutions       $    545      $    27       6.62%    $    2,054      $    75      4.88%
Federal funds sold                                          11,202          524       6.25%        33,281        1,288      5.17%
Securities purchased under agreements to resell             44,087        2,586       7.84%        35,538        1,698      6.39%
Securities (taxable)                                       427,207       21,776       6.81%       217,298        9,819      6.04%
Securities (tax-exempt)                                     74,059        2,461       4.44%        67,254        2,259      4.49%
Loans (taxable)                                          1,215,941       89,037       9.78%     1,051,682       72,172      9.18%
Loans (tax-exempt)                                             428           27       8.43%           595           32      7.19%
                                                      -------------   ----------    --------  ------------   ----------   --------
  Total Interest Earning Assets                          1,773,469      116,438       8.77%     1,407,702       87,343      8.30%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                     66,076                                 69,054
Premises and equipment, net                                 43,171                                 40,174
Other assets                                                93,399                                 55,878
Allowance for credit losses                                (14,248)                               (12,120)
                                                      -------------                           ------------
  Total Noninterest Earning Assets                         188,398                                152,986
                                                      -------------                           ------------
  TOTAL ASSETS                                         $ 1,961,867                            $ 1,560,688
                                                      =============                           ============
INTEREST BEARING LIABILITIES:
Demand and savings deposits                            $   589,415     $ 13,703       3.11%   $   545,415    $   9,390      2.30%
Certificates and other time deposits                       371,984       14,845       5.33%       345,938       12,121      4.68%
Other borrowings                                           314,757       14,812       6.29%        39,286        1,539      5.24%
                                                      -------------   ----------    --------  ------------   ----------   --------
  Total Interest Bearing Liabilities                     1,276,156       43,360       4.54%       930,639       23,050      3.31%

NONINTEREST BEARING LIABILITIES:
Demand deposits                                            500,914                                465,137
Other liabilities                                           12,322                                 11,843
Trust preferred securities                                  28,750                                 28,750
Shareholders' equity                                       143,725                                124,319
                                                      -------------                           ------------
                                                           685,711                                630,049
                                                      -------------                           ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 1,961,867                            $ 1,560,688
                                                      =============                           ============

NET INTEREST INCOME & MARGIN                                           $ 73,078       5.50%                  $  64,293       6.11%
                                                                      ==========    ========                 ==========   ========
NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)                          $ 74,090       5.58%                  $  65,328       6.20%
                                                                      ==========    ========                 ==========   ========

PROVISION FOR CREDIT LOSSES - The provision for credit losses for the first nine months of 2000 was $6.4 million, as compared to $5.7 million for the same period in 1999, an increase of $665 thousand or 11.6%. The provision for credit losses has been increased pursuant to loan growth. After net charge-offs of $4.7 million and provisions for the first nine months of 2000, the Company's allowance for credit losses increased by $1.7 million from $13.2 million on December 31, 1999 to $14.9 million on September 30, 2000. Also, $335 thousand of additional provision in 1999 was recorded in order to align B.O.A. Bancshares' allowance methodology with that of the Company. Please refer to FINANCIAL CONDITION -- ALLOWANCES FOR CREDIT LOSSES for an additional discussion of management's approach and methodology for estimating the allowance for credit losses.

NONINTEREST INCOME - Total noninterest income for the nine-month period ended September 30, 2000 was $27.2 million, as compared to $21.1 million for the same period in 1999, an increase of $6.1 million or 29.2%.

Noninterest income for the nine months ended September 30, 2000 and 1999, respectively, is summarized as follows (in thousands):

                                                               2000                                           1999
                                            ----------------------------------------       -----------------------------------------
                                            COMMERCIAL       MORTGAGE                      COMMERCIAL        MORTGAGE
                                             BANKING         BANKING        COMBINED         BANKING         BANKING        COMBINED
                                             -------         -------        --------         -------         -------        --------
Customer service fees                        $ 7,659         $  --           $ 7,659         $ 7,050         $  --           $ 7,050
Bank-owned life insurance income               1,388            --             1,388             214            --               214
Gain on sale of
     University of Houston office               --              --              --               450            --               450
Gain on the sale of
     credit card loan portfolio                  237            --               237            --              --              --
Gain on sale of mortgage loans                  --             7,811           7,811            --             7,866           7,866
Brokerage commissions                            547            --               547             263            --               263
Other                                          3,441           6,130           9,571           3,340           1,887           5,227
                                             -------         -------         -------         -------         -------         -------
                                             $13,272         $13,941         $27,213         $11,317         $ 9,753         $21,070
                                             =======         =======         =======         =======         =======         =======

COMMERCIAL BANKING SEGMENT - Noninterest income from commercial banking for the nine-month period ended September 30, 2000 was $13.3 million, as compared to $11.3 million for the same period in 1999, an increase of $2.0 million or 17.3%. During the latter half of 1999, the Bank purchased bank-owned life insurance ("BOLI") policies. Interest credits for these BOLI policies totaled $1.4 million for the first nine months of 2000, as compared to $214 thousand for the same period in 1999, an increase of $1.2 million. Customer service fees increased $609 thousand or 8.6% primarily as a result of an overall increase in average demand and savings accounts of 7.8%. Brokerage commissions increased 108%, accounting for a total increase of $284 thousand due to increased sales volume. Finally, during the first quarter of 2000, the Bank sold its credit card portfolio to a correspondent bank for a net gain of $237 thousand. During the first quarter of 1999, the Company sold its banking office at the University of Houston for a gain of $450 thousand.

MORTGAGE BANKING SEGMENT - Noninterest income from the mortgage banking segment increased 42.9% from $9.8 million for the first nine months of of 1999 to $13.9 million for the same period in 2000. The income from the mortgage banking segment primarily consists of fees and gains on sale of mortgage loans. These gains are from recurring loan production, as the average length of time a mortgage loan is held in portfolio at SCMC is approximately twenty-five to thirty days. The increase in noninterest income is primarily due to an increase in loan funding volume as well as SCMC's acquisition of Alliance Capital Mortgage located in Portland, Orgeon in April 2000 and Select Mortgage Company located in Seattle, Washington in November 1999.

NONINTEREST EXPENSE - Noninterest expense increased $7.9 million, or 13.8%, to $65.5 million for the first nine months of 2000 as compared to $57.5 million for the same period in 1999.

Noninterest expense for the nine months ended September 30, 2000 and 1999, respectively, is summarized as follows (in thousands):

                                                                   2000                                       1999
                                                 --------------------------------------     ---------------------------------------
                                                 COMMERCIAL      MORTGAGE                   COMMERCIAL       MORTGAGE
                                                   BANKING       BANKING      COMBINED       BANKING         BANKING       COMBINED
                                                   -------       -------      --------       -------         -------       --------
Salaries and employee benefits                     $31,416       $ 5,702       $37,118       $ 26,463        $ 4,775       $ 31,238
Occupancy expense                                    7,106         2,497         9,603          6,936          1,591          8,527
Net losses (gains) and  carrying costs
  of real estate acquired by foreclosure               226          --             226            (67)          --              (67)
FDIC assessment                                        226          --             226            331           --              331
Technology                                           2,663            92         2,755          2,634             43          2,677
Postage and delivery charges                         1,021           222         1,243          1,054            161          1,215
Supplies                                               828           300         1,128            933            255          1,188
Professional fees                                    1,330           102         1,432          1,413             35          1,448
Minority interest expense                            2,001           428         2,429          2,001            261          2,262
Other                                                7,632         1,680         9,312          8,015            710          8,725
                                                   -------       -------       -------       --------        -------       --------
                                                   $54,449       $11,023       $65,472       $ 49,713        $ 7,831       $ 57,544
                                                   =======       =======       =======       ========        =======       ========

COMMERCIAL BANKING SEGMENT - Noninterest expenses related to commercial banking for the nine-month period ended September 30, 2000 were $54.4 million, as compared to $49.7 million for the same period in 1999, an increase of $4.7 million or 9.5%. During the second quarter of 1999, the Company recorded noninterest expenses of $1 million related to the acquisition of B.O.A. Bancshares. Excluding the special charges related to the acquisition, noninterest expenses increased $5.7 million or 11.8%.

Salaries and employee benefits from commercial banking for the nine-month period ended September 30, 2000, were $31.4 million, as compared to $26.5 million for the same period in 1999, an increase of $5.0 million or 18.7%. The largest part of the increase is attributable to the hiring of new employees to expand the Bank's lending force and its credit analyst pool, personnel for the new Bellaire bank office, and two new senior credit officers. Additionally, profit sharing and incentive compensation expense increased as a result of the Company's increased earnings.

MORTGAGE BANKING SEGMENT - Noninterest expenses related to mortgage banking for the nine-month period ended September 30, 2000 were $11.0 million, as compared to $7.8 million for the same period in 1999, an increase of $3.2 million or 40.8%. The increase in noninterest expense is primarily due the increase in loan funding volume as well as SCMC's acquisition of Alliance Capital Mortgage and Select Mortgage Company.

PROVISION FOR INCOME TAXES -The provision for income taxes as a percent of net income before taxes remained constant at 31.1% for the first nine months of 1999 and for the same period in 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SAME PERIOD IN 1999 NET INCOME
- Net income for the three-month period ended September 30, 2000, was $6.9 million as compared to $5.7 million operating net income for the same period in 1999, an increase of approximately of $1.2 million or 20.6%. This increase is attributable to: (1) solid average loan and deposit growth of 14.4% and 8.1%, respectively; (2) implementation of a leverage program whereby the Bank borrowed $250 million and invested the proceeds in securities; and (3) maintenance of a strong tax equivalent net interest margin of 5.52% for the period.

NET INTEREST INCOME - Net interest income for the three-month period ended September 30, 2000, was $24.8 million, as compared to $22.4 million for the same period in 1999, an increase of $2.4 million or 10.8%. The increase in net interest income is attributable primarily to growth in loans as well as the implementation of a leverage program during the third quarter of 1999. Average earning assets for the three months ended September 30, 2000, were $1.8 billion, up $328 million, or 22.2% from $1.5 billion for the same period in 1999. The leverage program accounted for $250 million of this increase. The yield on average earning assets for the three-month period ended September 30, 2000, was 8.9%, as compared to 8.33% for the same period in 1999. Throughout the second half of 1999 and the first half of 2000, the Federal Reserve increased the discount rate six times. The cost of interest bearing liabilities increased 135 basis points to 4.82% for the three month period ended September 30, 2000 as compared to 3.47% for the same period in 1999. This increase was due to the Federal Reserve rate increases as well new FHLB advances resulting from the leverage program. Primarily as a result of the leverage program, the Company's 5.52% tax equivalent net interest margin for the three-month period ended September 30, 2000 decreased from the 6.09% net interest margin recorded during the same period in 1999. The average margin on the leverage program was 95 basis points for the quarter. Excluding the leverage program, the net interest margin would have been 6.20% for the third quarter of 2000.

The following schedule gives a comparative analysis of the Company's daily average interest earning assets and interest bearing liabilities for the three-month periods ended September 30, 2000 and 1999, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                        THREE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)

                                                                        2000                                    1999
                                                     ----------------------------------------   ----------------------------------
                                                         AVERAGE                                   AVERAGE
                                                         BALANCE       INTEREST        YIELD       BALANCE     INTEREST    YIELD
                                                     --------------   ----------    ---------   ------------   ---------  --------
Interest Earning Assets:
Interest bearing deposits in financial institutions          $ 602         $ 10        6.60%          $ 291         $ 3     4.09%
Federal funds sold                                          13,279          225        6.74%         16,088         194     4.78%
Securites purchased under agreements to resell              58,362        1,196        8.15%         38,782         653     6.68%
Securities (taxable)                                       415,980        6,995        6.69%        257,614       4,047     6.23%
Securities (tax-exempt)                                     72,103          808        4.46%         76,113         845     4.40%
Loans (taxable)                                          1,249,459       31,272        9.96%      1,092,252      25,360     9.21%
Loans (tax-exempt)                                             369            8        8.63%            544          10     7.29%
                                                     --------------   ----------    ---------   ------------   ---------  --------
  Total Interest Earning Assets                          1,810,154       40,514        8.90%      1,481,684      31,112     8.33%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                     67,214                                   62,335
Premises and equipment, net                                 43,937                                   40,607
Other assets                                               100,223                                   69,913
Allowance for credit losses                                (14,703)                                 (13,178)
                                                     --------------                             ------------
  Total Noninterest Earning Assets                         196,671                                  159,677
                                                     --------------                             ------------
  TOTAL ASSETS                                          $2,006,825                               $1,641,361
                                                     ==============                             ============
INTEREST BEARING LIABILITIES:
Demand and savings deposits                              $ 591,126      $ 4,924        3.31%        555,986     $ 3,437     2.45%
Certificates and other time deposits                       383,682        5,402        5.60%        352,336       4,065     4.58%
Other borrowings                                           322,245        5,384        6.65%         88,306       1,227     5.51%
                                                     --------------   ----------    ---------   ------------   ---------  --------
  Total Interest Bearing Liabilities                     1,297,053       15,710        4.82%        996,628       8,729     3.47%

NONINTEREST BEARING LIABILITIES:
    Demand deposits                                        518,643                                  473,756
    Other liabilities                                       11,962                                   13,281
Trust preferred securities                                  28,750                                   28,750
Shareholders' equity                                       150,417                                  128,946
                                                     --------------                             ------------
                                                           709,772                                  644,733
                                                     --------------                             ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $2,006,825                               $1,641,361
                                                     ==============                             ============
NET INTEREST INCOME & MARGIN                                            $24,804        5.45%                    $22,383     5.99%
                                                                      ==========    =========                  =========  ========
NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)                           $25,126        5.52%                    $22,762     6.09%
                                                                      ==========    =========                  =========  ========

PROVISION FOR CREDIT LOSSES - The provision for credit losses for the three-month period ended 2000 was $2.2 million, as compared to $1.9 million for the same period in 1999, an increase of $278 thousand or 14.4%.

NONINTEREST INCOME - Total noninterest income for the three-month period ended September 30, 2000, was $10.2 million, as compared to $7.2 million for the same period in 1999, an increase of $3.0 million or 41.7%.

Noninterest income for the three months ended September 30, 2000 and 1999, respectively, is summarized as follows (in thousands):

                                                                2000                                    1999
                                             ---------------------------------------   --------------------------------------
                                             COMMERCIAL       MORTGAGE                 COMMERCIAL      MORTGAGE
                                               BANKING        BANKING       COMBINED     BANKING        BANKING      COMBINED
                                               -------       --------       --------     -------        -------      --------
Customer service fees                           $2,602        $  --          $ 2,602      $2,527        $ --          $2,527
Bank-owned life insurance income                   491           --              491         214          --             214
Gain on sale of mortgage loans                    --            3,050          3,050        --           2,703         2,703
Brokerage commissions                              121           --              121          86          --              86
Other                                            1,226          2,687          3,913       1,045           609         1,654
                                                ------        -------        -------      ------        ------        ------
                                                $4,440        $ 5,737        $10,177      $3,872        $3,312        $7,184
                                                ======        =======        =======      ======        ======        ======

COMMERCIAL BANKING SEGMENT - Noninterest income from commercial banking increased $568 thousand or 14.7% in the third quarter of 2000 compared to 1999. During the latter half of 1999, the Bank purchased BOLI policies. Interest credits for these BOLI policies totaled $491 thousand for the third quarter of 2000 as compared to $214 thousand for the same period in 1999.

MORTGAGE BANKING SEGMENT - Noninterest income from mortgage banking increased $2.4 million, or 73.2%, in the third quarter of 2000 compared to the same period in 1999. The increase in noninterest income is primarily due the increase in loan funding volume as well as SCMC's acquisition of Alliance Capital Mortgage and Select Mortgage Company.

NONINTEREST EXPENSE - Noninterest expense increased $3.5 million, or 18.2%, to $22.7 million for the third quarter of 2000 as compared to $19.3 million for the same period in 1999.

Noninterest expense for the three months ended September 30, 2000 and 1999, is summarized as follow (in thousands):

                                                                2000                                    1999
                                             ---------------------------------------   ---------------------------------------
                                             COMMERCIAL       MORTGAGE                 COMMERCIAL      MORTGAGE
                                               BANKING        BANKING       COMBINED     BANKING        BANKING       COMBINED
                                               -------       --------       --------     -------        -------       --------
Salaries and employee benefits                 $10,555       $ 2,325       $12,880       $ 9,312       $  1,630        $10,942
Occupancy expense                                2,452           949         3,401         2,295            524          2,819
Net losses (gains) and  carrying costs
  of real estate acquired by foreclosure            20          --              20             6           --                6
FDIC assessment                                     97          --              97            67           --               67
Technology                                         947            28           975           762             34            796
Postage and delivery charges                       345            82           427           341             42            383
Supplies                                           275            92           367           282             84            366
Professional fees                                  493            35           528           384            (34)           350
Minority interest expense                          667           209           876           667             95            762
Other                                            2,580           595         3,175         2,490            270          2,760
                                               -------       -------       -------       -------       --------        -------
                                               $18,431       $ 4,315       $22,746       $16,606       $  2,645        $19,251
                                               =======       =======       =======       =======       ========        =======

COMMERCIAL BANKING SEGMENT - Noninterest expenses related to commercial banking for the three-month period ended September 30, 2000 were $18.4 million, as compared to $16.6 million for the same period in 1999, an increase of $1.8 million or 11.0%.

Salaries and employee benefits from commercial banking for the three-month period ended September 30, 2000 were $10.6 million, as compared to $9.3 million for the same period in 1999, an increase of $1.2 million or 13.3%. The largest part of the increase is attributable to the hiring of new employees to expand the Bank's lending force and its credit analyst pool, personnel for the new Bellaire bank office, and two new senior credit officers. Additionally, profit sharing and incentive compensation expense increased as a result of the Company's increased earnings.

Technology expenses from commercial banking for the three-month period ended September 30, 2000 were $947 thousand, as compared to $762 thousand for the same period in 1999, an increase of $185 thousand or 24.3%. The increase is the result of the purchase of a third item processing sorter to improve productivity. Additionally, a second mainframe computer system was added to enhance the Bank's transactional processing capabilities.

Professional expenses from commercial banking for the three-month period ended September 30, 2000 were $493 thousand, as compared to $384 million for the same period in 1999, an increase of $109 thousand or 28.4%. The increase is primarily related to an increase in legal fees.

MORTGAGE BANKING SEGMENT - Noninterest expenses related to mortgage banking for the three-month period ended September 30, 2000 were $4.3 million, as compared to $2.6 million for the same period in 1999, an increase of $1.7 million or 63.1%. The increase in noninterest expense is primarily due to the increase in loan funding volume as well as SCMC's acquisition of Alliance Capital Mortgage and Select Mortgage Company.

PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes decreased from 31.7% for the third quarter of 1999 to 31.1% for the same period in 2000.

FINANCIAL CONDITION

TOTAL ASSETS - The total consolidated assets of the Company increased $83 million from December 31, 1999 to $2.0 billion.

CASH AND CASH EQUIVALENTS - The Company had cash and cash equivalents of $114.3 million at September 30, 2000. Comparatively, the Company had $91.1 million in cash and cash equivalents on December 31, 1999, an increase of $23.1 million or 25.4%.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL - As of September 30, 2000, securities purchased under agreements to resell totaled $33.1 million as compared to $40.8 million as of December 31, 1999. These securities are SBA or USDA guaranteed loan certificates that are purchased by the Bank pursuant to a third party warehouse facility. These repurchase agreements generally have a term of nine months or less. The Company increased the approved warehouse facility under which these securities were purchased from $60 million to $75 million.

SECURITIES - The Company's securities portfolio as of September 30, 2000, totaled $473.9 million, as compared to $525.2 million on December 31, 1999, a decrease of $51.4 million or 9.8%. The reduction is the result of paydowns and maturities of securities.

LOANS HELD FOR SALE - Total loans held for sale increased from $70.4 million at December 31, 1999, to $126.1 million at September 30, 2000, an increase of $55.7 million, or 79.1%. The increase is due to the increase in loans funded by the Bank through an intercompany mortgage warehouse with SCMC.

LOANS HELD FOR INVESTMENT - As of September 30, 2000, loans held for investment were $1.17 billion. When compared to loans held for investment of $1.12 billion on December 31, 1999, the loan balance at September 30, 2000 represents a year-to-date increase of $49.1 million. At September 30, 2000, loans held for investment as a percentage of assets and deposits were 57.5% and 76.7%, as compared to 57.4% and 79.4% at December 31, 1999, respectively.

The following table summarizes the Company's held for investment loan portfolio by type of loan as of September 30, 2000 (in thousands):

                                                                      PERCENT OF TOTAL
                                                                      ----------------
       Commercial, financial and industrial          $     410,323          31.57%
       Real estate - commercial                            376,360          28.96%
       Real estate - residential mortgage                  144,584          11.12%
       Real estate - construction                          120,329           9.26%
       Foreign commercial and industrial                     5,243           0.40%
       Consumer and other                                  116,948           9.00%
           Less unearned discount                             (102)         -0.01%
                                                     --------------    ------------
               Total loans held for investment           1,173,685          90.30%
           Loans held for sale                             126,084           9.70%
                                                     --------------    ------------
               Total loans                           $   1,299,769         100.00%
                                                     ==============    ============

ALLOWANCE FOR CREDIT LOSSES - The following is a summary of the changes in the allowance for credit losses for the nine months ended September 30, 2000 and September 30,1999, respectively, (in thousands):

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                  2000                 1999
                                                              ------------         -------------
       Allowance for credit losses, December 31,              $    13,187          $     10,829
       Charge-offs                                                 (5,274)               (3,739)
       Recoveries                                                     610                   525
       Provision for credit losses                                  6,379                 5,714
                                                              ------------         -------------
       Allowance for credit losses, September 30,             $    14,902          $     13,329
                                                              ============         =============

       Net charge-offs as a percentage of average
          loans (annualized)                                        0.51%                 0.41%
                                                              ============         =============

       Provision for credit losses as a percentage of
          average loans (annualized)                                0.70%                 0.73%
                                                              ============         =============

The following is a summary of the relationship of the allowance to loans held for investment at September 30, 2000, and December 31, 1999 (in thousands):


                                                             SEPTEMBER 30,               DECEMBER 31,
                                                                 2000                        1999
                                                              ----------                  ----------
Loans held for investment at period-end                       $1,173,685                  $1,124,577
Allowance for credit losses                                   $   14,902                  $   13,187
Allowance as a percent of period-end loans held
   for investment                                                   1.27%                       1.17%

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

RISK ELEMENTS - Nonperforming, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Thirteen properties make up the $1.4 million of other real estate owned ("ORE") at September 30, 2000. All properties are carried at the current fair market value, less estimated selling and holding costs.

The Company defines potential problem loans as those loans for which information known by management creates serious doubt regarding a borrower's ability to comply with the present payment terms. Management identifies these loans through monitoring efforts by loan officers as well as its continuous loan review process and defines potential problem loans as those loans classified as "substandard", "doubtful", or "loss". As of September 30, 2000, the Company has no material foreign loans outstanding or loan concentrations.

The following table summarizes total nonperforming assets and potential problem loans at September 30, 2000 and at December 31, 1999:

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2000             1999
                                                          -------------    ------------
                                                                 (IN THOUSANDS)
Nonaccrual loans                                            $  7,201          $  5,501
Restructured loans                                                 -               218
Accruing loans past due 90 days or more                          106               351
                                                            ---------       -----------
   Total nonperforming loans                                   7,307             6,070
Other real estate ("ORE") and other foreclosed assets          1,552             1,566
                                                            ---------       -----------
   Total nonperforming assets                               $  8,859          $  7,636
                                                            =========       ===========
Total nonperforming assets as a percent of loans,
   ORE and other foreclosed assets                             0.68%             0.64%

Allowance for loan losses as a percentage of
   nonperforming assets                                      168.21%           172.70%

Potential problem loans, other than those shown
   above as nonperforming                                   $ 34,595          $ 24,483

PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation, as of September 30, 2000, were $44.3 million as compared to $41.0 million as of December 31, 1999, an increase of $3.3 million or 7.9%. The increase is primarily due to the purchase of another item processing sorter and mainframe computer system, the build-out for the new Bellaire bank office which opened in April 2000, and the purchase of land in Houston for a proposed new location.

DEPOSITS - Total deposits as of September 30, 2000, were $1.5 billion, as compared to $1.4 billion on December 31, 1999, an increase of $113.9 million, or 8.0%. Noninterest bearing demand deposits at September 30, 2000, were $543.7 million, as compared to $481.8 million at December 31, 1999, an increase of $62.0 million or 12.9%. The percentage of noninterest bearing deposits to total deposits as of September 30, 2000 was 35.5%.

CAPITAL RESOURCES AND LIQUIDITY

SHAREHOLDERS' EQUITY - The Company's risk-based capital ratios remain above the levels designated by regulatory agencies as "well capitalized" on September 30, 2000, with Tier-1 Capital, Total Risk-Based Capital, and Leverage Capital Ratios of 10.78%, 11.62%, and 8.83%, respectively.

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

ITEM 2.  CHANGES IN SECURITIES

There were no changes in securities during the nine months ended September 30, 2000.

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

                                STERLING BANCSHARES, INC.
                                     (Registrant)

                                BY: /s/ George Martinez
                                    ---------------------------
                                    GEORGE MARTINEZ
                                    CHAIRMAN AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

 EXHIBIT NO.                        DESCRIPTION
 -----------                        -----------

     11   -- COMPUTATION OF EARNINGS PER SHARE. Included as Note 2 to the
             Interim Consolidated Financial Statements on page 5 of this Form 10-Q.

     27   -- FINANCIAL DATA SCHEDULE. The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.