Form 10-K405
period 2000-12-31
STERLING BANCSHARES INC
filed 2001-03-23
CIK 891098

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                   FORM 10-K
  (Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 2000

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                     TO

                                ---------------

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

                                ---------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

       TITLE OF EACH CLASS             SHARES OUTSTANDING AT DECEMBER 31, 2000
   ---------------------------         ---------------------------------------
   Common Stock, $1 Par Value                          26,230,607

                               ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 5, 2001, was $398,889,760 based on the closing sales price of $18.1875 on such date.

    As of March 5, 2001, registrant had outstanding 26,292,373 shares of Common Stock, $1.00 par value.

    DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2001 (Part III)

================================================================================

PART -- I

ITEM 1 -- BUSINESS

GENERAL

Sterling Bancshares, Inc. (the "Company"), headquartered in Houston, Texas, is a bank holding company that provides commercial and retail banking services primarily in the Houston metropolitan area through the banking offices of Sterling Bank, a banking association chartered under the laws of the State of Texas (the "Bank"). The Company also provides mortgage banking services through its 80 percent owned subsidiary, Sterling Capital Mortgage Company ("SCMC").

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

The Company had approximately 743 and 351 full time equivalent employees, including 189 and 36 officers, in its commercial banking and mortgage banking segments, respectively, as of December 31, 2000. At December 31, 2000, the Company had total assets of $1.9 billion, deposits of $1.6 billion, and shareholders' equity of $159.1 million.

The Company has two operating segments: commercial banking and mortgage banking. The segments are managed separately as they require different marketing strategies and offer different products and services. See Note T to the Consolidated Financial Statements for summarized financial information by operating segment.

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

The primary lending focus of the Bank is on commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300,000 to $30 million. Typically, the Bank's customers have financing requirements between $50,000 and $500,000. The Bank does not seek loans of more than $2 million but will consider larger lending relationships which involve exceptional levels of credit quality. The Bank's credit range, while well below its legal lending limit of $20 million, allows for greater diversity in the loan portfolio, less competition from large banks, and better pricing opportunities.

BUSINESS BANKING STRATEGY. Under its business banking strategy, the Bank focuses on a broad line of financial products and services to small and medium-sized businesses through full service banking offices. Each banking office has senior management with extensive lending experience. These managers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The Company believes that its emphasis on local relationship banking, together with a conservative approach to lending, are important factors in the success and growth of the Bank.

The Company and the Bank have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school, religious and community development activities. Each banking office may also appoint selected customers to a business development board that assists in introducing prospective customers to the Bank and in developing or improving products and services to meet customer needs. As a result of the development of broad banking relationships with customers and the convenience and service of the Company's twenty-four banking offices, lending and investing activities are funded primarily by core deposits, over one-third of which are noninterest bearing demand deposits.

The Bank centralizes operational and support functions that are transparent to customers in order to achieve consistency and cost efficiencies in the delivery of products and services by each banking office. The central office provides services such as data processing, bookkeeping, accounting, treasury management, loan administration, loan review, compliance, risk management, and internal auditing to enhance their delivery of quality service. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management, and other financial and administrative services. The banking offices work closely with the Company to develop new products and services needed by their customers and to introduce enhancements to existing products and services.

MORTGAGE BANKING

The Company originates, sells and services single family residential mortgages through its 80 percent ownership of SCMC. SCMC has production offices in Texas and nine other states, with corporate offices in Houston, Texas and Seattle, Washington. The typical mortgage originated by SCMC is approximately $110,000. A substantial portion of SCMC's loan production is generated through joint ventures known as affiliated business arrangements with established home builders and realtor-based organizations. SCMC is an approved Government National Mortgage Association ("GNMA") issuer of mortgage-backed securities. SCMC is also an approved Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") seller/servicer and a HUD-Approved Title II nonsupervised mortgagee. During 2000, SCMC funded approximately $1.4 billion in residential mortgage loans.

EXPANSION

The Company's growth strategy has been concentrated on increasing its banking presence in the greater Houston area and on entering both the Dallas and San Antonio markets. The Company has grown through a combination of internal growth, mergers and acquisitions, and the opening of new banking offices.

DE NOVO OFFICES. In December 2000, the Company opened a new banking office in Dallas. This is the Company's first office outside of the Houston market.

In April 2000, the Company opened a new banking office in Bellaire. In conjunction with the opening of this office, the Company's Board designated 50,000 shares of Series H convertible preferred stock and authorized the offering and sale of such shares to investors who may assist in the business development efforts of the office. A total of 39,000 of the preferred shares were actually sold. These preferred shares will be convertible into a maximum of 48,750 shares of the Company's common stock. The conversion ratio is dependent upon the Bellaire office meeting certain performance goals.

On May 13, 1998, the Company opened its seventeenth banking office in Fort Bend County. In conjunction with the opening of this office, in April 1998, the Company's Board designated two additional series of convertible preferred stock consisting of 30,000 shares of Series F convertible preferred stock and 50,000 shares of Series G convertible preferred stock. Shares of Series F and Series G convertible preferred stock were offered and a total of 61,500 shares were sold to prospective investors whom the Company believes will be helpful in the development of the office. In September 2000, the Series G convertible preferred stock was converted into 45,000 shares of the Company's common stock. The currently outstanding 1,000 shares of Series F convertible preferred stock will automatically convert into 1,000 shares of common stock on May 18, 2001.

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

MERGERS AND ACQUISITIONS. On March 22, 2001, the Company acquired CaminoReal Bancshares of Texas, Inc. ("CaminoReal") and its subsidiary bank, CaminoReal Bank, National Association, for an aggregate cash purchase price of $51.8 million. CaminoReal Bank has four banking offices in San Antonio, Texas and four banking offices in the south Texas cities of Eagle Pass, Carrizo Springs, Crystal City and Pearsall. The Company anticipates completing operational integration of CaminoReal Bank and Sterling Bank in the second quarter of 2001.

On March 1, 2001, the Company entered a definitive agreement to acquire Lone Star Bancorporation, Inc. and its subsidiary bank, Lone Star Bank, headquartered in Houston, Texas. The Company will issue approximately 1.76 million shares of its common stock to the shareholders of Lone Star Bancorporation and assume up to $2 million in indebtedness. The merger is subject to customary closing conditions including (i) the qualification of the transaction for pooling of accounting treatment and the Company's receipt of an opinion of Lone Star Bancorporation's accountants satisfactory to the Company confirming the availability of pooling of accounting, (ii) receipt of necessary regulatory approvals and consents from applicable regulatory agencies, which approvals may not impose conditions or restrictions that would, in the Company's good faith judgment, adversely impact the transaction, and (iii) approval of the shareholders of Lone Star Bancorporation. Lone Star Bancorporation is privately held and is the bank holding company of Lone Star Bank, which operates four banking offices in the Houston metropolitan area. As of December 31, 2000, Lone Star Bank had total assets of $152 million, loans of $117 million and deposits of $141 million.

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

NON-BANKING ACTIVITIES

The BHCA sets forth exceptions to its general prohibition against bank holding company ownership of voting shares in any company engaged in non-banking activities. The exceptions include certain activities exempt based upon the type of activity and those determined by the Federal Reserve Board to be closely related to banking or managing or controlling banks. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), streamlined the non-banking activities application process for bank holding companies which qualify as well-capitalized and well-managed. Also, see discussion of the Gramm-Leach-Bliley Act, which amends certain portions of the BHCA, under the "Recently Enacted Legislative and Regulatory Changes" caption below.


RECENTLY ENACTED LEGISLATIVE AND REGULATORY CHANGES

The Gramm-Leach-Bliley ("G-L-B") Act, which became effective in 2000, authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and state banks, if permitted by state law, to engage in a variety of new financial activities. Bank holding companies may also elect to become financial holding companies if they meet certain requirements relating to capitalization and management and have filed a declaration with the Federal Reserve Board electing to be a financial holding company. Among the new activities that will be permitted by bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities.

The G-L-B Act also imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The privacy provisions will become effective on July 1, 2001.

The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee.

The Company has not filed on election to be a financial holding company. At this time, the Company is unable to predict the impact of the authorized affiliations and new financial activities permitted by the G-L-B Act on its operations. The Company is actively addressing the customer privacy requirements of the G-L-B Act and fully expects to be in compliance on the effective date.

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

The Federal Reserve Board has adopted a system using risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-related" asset base. Certain off balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. In addition, the guidelines define each of the capital components. Total capital is defined as the sum of "core capital elements" ("Tier 1") and "supplemental capital elements" ("Tier 2"), with "Tier 2" being limited to 100% of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common shareholders' equity, perpetual preferred stock, and minority interest in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the reserve for credit losses. The guidelines require achievement of a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% is required to be comprised of "Tier 1" capital elements). At December 31, 2000, the Company's ratios of "Tier 1" and "Total" capital-to-risk-weighted assets were 10.78%, and 11.51%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC have adopted the use of a minimum "Tier 1" leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The banking organization's "Tier 1" leverage ratio is defined to be a company's "Tier 1" capital divided by its average total consolidated assets. The leverage ratio adopted by the federal banking agencies requires a minimum 3.0% "Tier 1" capital to total assets ratio for institutions with the highest regulatory rating. All other institutions will be expected to maintain a
leverage ratio of 4.0% to 5.0%.   The Company's leverage ratio at December 31,
2000 of 9.39% significantly exceeded the regulatory minimum.

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

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act of 1977 ("CRA") and the regulations promulgated by the FDIC to implement CRA are intended to ensure that banks meet the credit needs of their service area, including low and moderate income communities and individuals, consistent with safe and sound banking practices. In 1995, the bank regulatory agencies adopted final regulations for implementing CRA. The CRA regulations also require the banking regulatory authorities to evaluate a bank's record in meeting the needs of its service area when considering applications to establish new offices or consummate any merger or acquisition transaction.
Under FIRREA, the federal banking agencies are required to rate each insured institution's performance under CRA and to make such information publicly available. In the case of an acquisition by a bank holding company, the CRA performance records of the banks involved in the transaction are reviewed as part of the processing of the acquisition application. A CRA rating other than `outstanding' or `satisfactory' can substantially delay or block a transaction. Based upon its most recent examination, Sterling Bank has a satisfactory CRA rating.

INTERSTATE BANKING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Branching Act") increased the ease and likelihood of interstate branching throughout much of the United States. The Interstate Branching Act removes state law barriers to acquisitions in all states and allows multi-state banking operations to merge into a single bank with interstate branches. Interstate banking and branching authority will be subject to certain conditions and restrictions, such as capital adequacy, management and CRA compliance. The Interstate Branching Act preempts existing barriers that restrict entry into all states, such as regional compacts and reciprocity agreements, thus creating opportunities for expansion into markets that were previously closed. Under the Interstate Branching Act, bank holding companies are now able to acquire banks in any state, subject to certain conditions. Banks acquired pursuant to this authority may subsequently be converted to branches. Interstate branching is permitted by allowing banks to merge across state lines to form a single institution. Interstate merger transactions can be used to consolidate existing multi-state operations or to acquire new branches. A bank may establish a new branch as its initial entry into a state only if the state has authorized de novo branching. In addition, out-of-state banks may merge with a single branch of a bank if the state has authorized such a transaction. The Federal Reserve Board, however, will only allow the acquisition by a bank holding company of an interest in any bank located in another state if the statutory laws of the state in which the target bank is located expressly authorize such acquisitions. The interstate branching provisions became effective on June 1, 1997, unless a state took action before that time. Texas elected to "opt out" of the Interstate Branching Act. Despite Texas' having opted out of the Interstate Branching Act, the Texas Banking Act permits, in certain circumstances, out-of-state bank holding companies to acquire certain existing banks and bank holding companies in Texas.

STERLING BANK

Sterling Bank is a Texas-chartered banking association. The Bank's deposits are insured by the FDIC. Therefore, the Bank is subject to supervision and regulation by both the Texas Department of Banking and the FDIC. Pursuant to such regulation, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. Sterling Bank is not a member of the Federal Reserve System; however, the Federal Reserve Board also has supervisory authority that directly affects the Bank. Sterling Bank is a member of the Federal Home Loan Bank and, therefore, is also subject to compliance with its requirements.

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

Restrictions on Subsidiary Banks

Dividends paid by the Bank are the primary source of the Company's cash flow. Although the Bank elected in August 1997 to temporarily suspend the payment of dividends to the Company and to use the proceeds from the issuance of $28.75 million of trust preferred securities by Sterling Bancshares Capital Trust I to meet the Company's current cash flow needs, the Bank is expected to provide substantially all of the Company's cash flow in the foreseeable future. Under federal law, the Bank may not pay a dividend that results in an "undercapitalized" situation. At December 31, 2000, there was an aggregate of approximately $72.5 million available for the payment of dividends by the Bank to the Company without prior regulatory approval.

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

The Commissioner also conducts examinations annually, unless additional examinations are deemed necessary to safeguard the interests of shareholders, depositors and creditors. The Commissioner may accept the results of a federal examination in lieu of conducting an independent examination. However, since the total assets of the Bank exceed $1 billion, the FDIC and the Texas Department of Banking jointly examine the Bank on an annual basis.

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

On September 30, 1996, then President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund ("SAIF") and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With regard to the assessment for the FICO obligation, the current BIF and SAIF rate is .0196% of deposits.

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

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part
of their ongoing customer relations.   Also, see discussion of the consumer
privacy protection provision of the Gramm-Leach-Bliley Act under the "Recently Enacted Legislative and Regulatory Changes" caption above.

ITEM 2 -- PROPERTIES

The principal executive offices of the Company and the Bank, as well as the Company's management information systems, are located at 15000 Northwest Freeway, Houston, Texas, 77040, in a building owned by the Bank. In addition to its principal office, the Company operates the following locations:



                                                            OWNED          LEASED           TOTAL
                                                        ------------    ------------    ------------
Banking offices in the Houston metropolitan area             12              11              23
Banking offices in the Dallas metropolitan area                               1               1
Central department offices                                    1               2               3
Mortgage production offices
   Arizona                                                                    5               5
   Colorado                                                                   1               1
   Illinois                                                                   1               1
   Nevada                                                                     1               1
   Oregon                                                                     3               3
   Texas                                                                     11              11
   Virginia                                                                   1               1
   Washington                                                                 2               2
                                                         ------           -----           -----
                Total                                        13              39              52
                                                         ======           =====           =====


ITEM 3 -- LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is presently involved in any material legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART -- II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's stock trades through the NASDAQ Stock Market under the symbol SBIB. The following table sets forth the high and low closing stock prices of the Company's common stock, as quoted on the NASDAQ Stock Market, and the dividends paid thereon for each quarter of the last two fiscal years. This information has been restated to reflect all stock splits occurring prior to the issuance of this report.


2000                    HIGH         LOW          DIVIDEND
                       ------       ------        --------
  First quarter        $10.94       $ 8.72         $0.050
  Second quarter        11.88         9.50         $0.050
  Third quarter         15.94        10.18         $0.050
  Fourth quarter        20.13        14.50         $0.050

1999
  First quarter        $15.06       $10.38         $0.045
  Second quarter        13.38        10.25         $0.045
  Third quarter         14.38        11.13         $0.045
  Fourth quarter        13.38        10.97         $0.045

On January 22, 2001, the Company's Board of Directors declared a quarterly cash dividend of $0.055 per share payable on February 17, 2001, to shareholders of record on February 2, 2001. The Company intends to continue to pay a dividend at the rate of $0.055 per share quarterly throughout 2001.

On January 24, 2000, the Company's Board of Directors declared a quarterly cash dividend of $0.050 per share payable on February 24, 2000, to shareholders of record on February 10, 2000.

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

As of February 2, 2001, there were 853 shareholders of record of common stock. The number of beneficial shareholders is unknown to the Company at this time.

In April 2000, the Company issued 39,000 shares of its Series H convertible preferred stock in a private offering exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. The shares of Series H convertible preferred stock were sold at $9.875 per share for an aggregate offering of $385,125. The shares of the Series H convertible preferred stock are convertible into common stock dependent upon the Company's Bellaire banking office meeting certain performance goals. The conversion ratio ranges from 1.25 shares of common stock if the performance goals are met prior to April 3, 2002 to 1.1 shares of common stock if the performance goals are met prior to April 3, 2003. After April 3, 2003, each share of Series H convertible preferred stock will automatically convert into one share of common stock.

DESCRIPTION OF CAPITAL STOCK

AUTHORIZED CAPITAL STOCK

The authorized capital stock of the Company consists of (i) 50,000,000 shares of Common Stock, $1.00 per share par value, of which 26,230,607 shares were issued and outstanding as of December 31, 2000 and (ii) 1,000,000 shares of Preferred Stock, $1.00 per share par value ("Preferred Stock"), issuable in series, of which 11,500 shares of Series F and 39,000 shares of Series H Convertible Preferred Stock were issued and outstanding as of December 31, 2000. All prior series of Preferred Stock have been converted into shares of common stock in accordance with the relative rights and preferences of each such series. As of December 31,

2000, an additional 588,496 shares of Common Stock were issuable upon exercise of the Company's vested outstanding employee stock options and pursuant to outstanding subscriptions under the Company's Employee Stock Purchase Plan.

The following discussion of the terms and provisions of the Company's capital stock is qualified in its entirety by reference to the Company's Articles of Incorporation and Bylaws, which were previously filed as exhibits.

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

The Bank is also subject to risk based capital rules that restrict its ability to pay dividends. The risk based capital rules set an explicit schedule for achieving minimum capital levels in relation to risk weighted assets. The Bank has been required to meet a minimum ratio of total capital to risk weighted assets of 8.0%. As of December 31, 2000, the Bank was in compliance with all capital requirements.

American Stock Transfer & Trust Company presently serves as the transfer agent and registrar for the Common Stock.

PREFERRED STOCK

The Board, without any further action by the shareholders but subject to limits contained in the Articles of Incorporation, is authorized to issue up to 1,000,000 shares of Preferred Stock, in one or more series. The Board may fix by resolution the terms of a series of Preferred Stock, such as: dividend rates and preference of dividends, if any; conversion rights; voting rights; terms of redemption and liquidation preferences; and, the number of shares constituting each such series.

Holders of Preferred Stock have no right or power to vote on any matter except as otherwise as required by law in which case they are entitled to one vote for each share of Preferred Stock held. Upon the Company's dissolution, liquidation or winding up, the holders of shares of Preferred Stock are entitled to receive out of the Company's assets an amount per share equal to the respective liquidation preference before any payment or distribution is made on the Common Stock or any other class of capital stock that ranks junior to the particular series of Preferred Stock. All outstanding series of Preferred Stock rank equal. If the Company's assets available for distribution upon dissolution, liquidation or winding up are insufficient to pay in full the liquidation preference payable to the holders of shares of all series of Preferred Stock, distributions are to be made proportionately on all outstanding shares of Preferred Stock.

ITEM 6 -- SELECTED FINANCIAL DATA

The following table sets forth summary historical data for the Company for the periods indicated. The stock-for-stock bank mergers that have been consummated by the Company during the reported periods were all accounted for using the "pooling of interests" method. As such, all data prior to the respective mergers have been restated to include the merged entities' balance sheet data and historical results of operations. In addition, data has been restated to reflect the effect of stock splits where applicable.

                                                                           YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------
                                                           2000         1999         1998        1997          1996
                                                        ----------   ---------    ----------   ----------   ----------
                                                                (In thousands, except for per share amounts)
SUMMARY OF INCOME:
Interest income                                         $  156,430   $  123,621   $  110,677   $   94,962   $   75,256
Interest expense                                            58,109       35,132       32,446       29,825       24,055
                                                        ----------   ----------   ----------   ----------   ----------
Net interest income                                         98,321       88,489       78,231       65,137       51,201
Provision for credit losses                                  9,100        8,643        6,232        3,255        2,510
Noninterest income                                          39,567       29,268       21,788       12,979       11,657
Noninterest expense                                         89,927       78,026       66,572       52,187       41,393
                                                        ----------   ----------   ----------   ----------   ----------
Income before income taxes                                  38,861       31,088       27,215       22,674       18,955
Provision for income taxes                                  12,281        9,665        8,910        7,611        5,951
                                                        ----------   ----------   ----------   ----------   ----------
Net income                                              $   26,580   $   21,423   $   18,305   $   15,063   $   13,004
                                                        ==========   ==========   ==========   ==========   ==========
PER SHARE DATA:
Basic earnings per share                                $     1.02   $     0.83   $    0.73    $     0.61   $     0.53
Diluted earnings per share                              $     1.00   $     0.81   $    0.70    $     0.59   $     0.51
Book value per share at period-end                      $     6.05   $     5.12   $    4.50    $     3.73   $     3.21
Tangible book value per share at period-end             $     5.82   $     4.88   $    4.26    $     3.66   $     3.12
Shares used in computing basic earnings per share           26,144       25,806      25,234        24,662       25,454
Shares used in computing diluted earnings per share         26,555       26,337      26,267        25,695       25,307

BALANCE SHEET DATA (at period-end):
Total assets                                            $1,925,131   $1,959,480   $1,520,580   $1,400,478   $1,111,240
Loans, net of unearned discount                          1,368,129    1,194,981    1,037,373      869,502      673,130
Allowance for credit losses                                 15,693       13,187       10,829        8,278        7,850
Total securities                                           291,181      525,239      250,328      310,938      239,769
Deposits                                                 1,577,735    1,415,551    1,345,311    1,219,825    1,011,072
Other borrowed funds                                       140,364      362,332       15,333       45,169        5,157
Notes payable, senior debentures and ESOP indebtedness          --           --        2,069        2,621        6,798
Company-obligated mandatorily redeemable trust
  preferred securities of subsidiary trust                  28,750       28,750       28,750       28,750           --
Shareholders' equity                                       159,134      134,543      116,933       93,813        78,682

SELECTED PERFORMANCE RATIOS:
Return on average assets                                      1.36%        1.31%        1.27%        1.23%         1.32%
Return on average shareholders' equity                       18.08%       16.89%       17.22%       17.30%        17.67%
Dividend payout ratio                                        19.73%       21.06%       22.43%       20.53%        23.26%
Net interest margin (tax equivalent)                          5.63%        6.09%        6.05%        5.98%         5.89%

ASSET QUALITY RATIOS:
Nonperforming loans to total period-end loans                 0.73%        0.51%        0.57%        0.60%         0.51%
Period-end nonperforming assets to total assets               0.62%        0.39%        0.54%        0.49%         0.62%
Period-end allowance for credit losses to nonperforming
  loans                                                     157.20%      217.25%      181.57%      158.46%       228.46%
Period-end allowance for credit losses to total loans         1.15%        1.10%        1.04%        0.95%         1.17%
Net charge-offs to average loans                              0.53%        0.58%        0.39%        0.37%         0.31%

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits                            83.65%       78.37%       74.86%       69.01%        67.45%
Period-end shareholders' equity to average assets             8.27%        6.87%        7.69%        6.70%         7.08%
Average shareholders' equity to average assets                7.50%        7.75%        7.38%        7.09%         7.47%
Period-end Tier 1 capital to risk weighted assets            10.78%       10.92%       11.62%       12.35%        11.51%
Period-end total capital to risk weighted assets             11.51%       11.83%       12.51%       13.39%        12.67%
Period-end Tier 1 leverage ratio (Tier 1 capital to
  total average assets)                                       9.39%        8.28%        9.52%       10.72%         7.51%

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


RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

Net income for 2000 was $26.6 million, an increase of $5.2 million, or 24.1% over the $21.4 million recorded for 1999. Net income of $21.4 million in 1999 increased $3.1 million, or 17.0% over the $18.3 million recorded for 1998.

Diluted earnings per share for 2000 was $1.00 as compared to $0.81 for 1999 and $0.70 for 1998. All per share amounts have been restated to reflect the stock splits effected as stock dividends through February 20, 1998.

Two industry measures of the performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net earnings in relation to average total assets and indicates a company's ability to employ its resources profitably. During 2000, the Company's ROA was 1.36%, as compared to 1.31% and 1.27% for 1999 and 1998, respectively. During 2000, the Company's return on equity was 18.08% compared to 16.89% and 17.22% for 1999 and 1998, respectively.

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

Net interest income for 2000 was $98.3 million, up $9.8 million or 11.1% from $88.5 million for 1999 primarily due to a 20% increase in average earning
assets.   During 2000, the yield on interest earning assets increased 45 basis points from 8.38% in 1999 to 8.83% in 2000. Throughout the second half of 1999 and the first half of 2000, the Board of Governors of the Federal Reserve System ("Federal Reserve") increased the discount rate six times. The cost of interest bearing liabilities increased 107 basis points from 3.52% in 1999 to 4.59% in 2000. This increase was due to the Federal Reserve rate increases as well as new FHLB advances resulting from the leveraging program initiated in 1999. For 2000, the tax equivalent net interest margin (net interest income divided by average total interest earning assets) decreased 46 basis points to 5.63% from 6.09% for 1999.

Net interest income for 1999 was $88.5 million, compared to $78.2 million for 1998, an increase of $10.3 million or 13.1%. The improvement in net interest income for 1999 was mainly due to an increase in total interest earning assets, specifically in the loan portfolio. During 1999, the yield on interest earning assets decreased slightly from 8.48% in 1998 to 8.38% in 1999. The total yield on interest bearing liabilities decreased by 18 basis points from 3.70% in 1998 to 3.52% in 1999. These declines were consistent with the overall trend in interest rates during 1999. For 1999, the tax equivalent net interest margin increased 4 basis points to 6.09% from 6.05% for 1998.

Also of note, during the third quarter of 1999, the Bank initiated a temporary leveraging strategy in order to enhance earnings by better utilizing current levels of capital. Prior to the commencement of this leverage program, the Bank's balance sheet was asset sensitive. The leverage program, taken alone, creates an interest rate mismatch. However, taken together with the core assets and liabilities of the Bank, the leverage program serves to mitigate the interest rate risk of the Bank. This leveraging was achieved by borrowing funds (primarily short-term FHLB advances) and investing these funds in fixed and variable rate mortgage-backed securities and variable rate collateralized mortgage obligations. The spread on these assets over the cost of borrowed funds averaged 163 basis points. Excluding the leverage program, the tax equivalent net interest margin would have been 6.31% for 1999. This program accounted for $554 thousand in net income after tax or $0.02 per diluted share for 1999.

To provide a more in-depth analysis of net interest income, the following average balance sheets and net interest income analysis detail the contribution of interest earning assets to overall net interest income and the impact of the cost of funds:


                                                                               YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------------------
                                                         2000                           1999                         1998
                                           -------------------------------  ---------------------------  --------------------------
                                            AVERAGE               AVERAGE   AVERAGE             AVERAGE  AVERAGE            AVERAGE
                                            BALANCE    INTEREST    YIELD    BALANCE   INTEREST   YIELD   BALANCE   INTEREST  YIELD
                                           ---------   --------   -------  --------  ---------  -------  -------   -------- -------
                                                                                   (In thousands)
INTEREST EARNING ASSETS:
Deposits in financial institutions         $      579  $     38    6.56%  $    1,678  $     79  4.71%  $    9,026  $    485   5.37%
Federal funds sold and securities
   purchased under agreements to resell        53,024     3,988    7.52%      64,901     3,737  5.76%      72,784     4,347   5.97%
Securities (taxable)                          405,946    27,559    6.79%     263,781    16,632  6.31%     235,576    14,642   6.22%
Securities (non-taxable)                       74,851     3,266    4.36%      70,691     3,098  4.38%      36,208     1,708   4.72%
Loans, net of unearned discount
   (taxable) (1)                            1,235,675   121,521    9.83%   1,074,412   100,032  9.31%     951,037    89,438   9.40%
Loans, net of unearned discount
   (non-taxable)                                  925        58    6.27%         584        43  7.36%         741        57   7.69%
                                           ----------  --------    ----   ----------  --------  ----   ---------   --------   ----
  Total interest earning assets             1,771,000   156,430    8.83%   1,476,047   123,621  8.38%   1,305,372   110,677   8.48%

NONINTEREST EARNING ASSETS:
Cash and due from banks                        64,147                         70,205                       77,897
Premises and equipment, net                    43,582                         40,081                       38,148
Other assets                                   95,507                         63,280                       28,776
Allowance for credit losses                   (14,491)                       (12,554)                      (9,474)
                                           ----------                     ----------                   ----------
  Total noninterest earning assets            188,745                        161,012                      135,347
                                           ----------                     ----------                   ----------
  Total assets                             $1,959,745                     $1,637,059                   $1,440,719
                                           ==========                     ==========                   ==========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                $  594,916  $ 18,903    3.18%  $  550,525  $ 13,255  2.41%  $  537,978  $ 15,149   2.82%
Certificates and other time deposits          377,373    20,557    5.45%     351,529    16,501  4.69%     316,959    16,234   5.12%
Other borrowed funds                          293,506    18,649    6.35%      95,997     5,308  5.53%      19,603       888   4.53%
Notes payable, senior debentures and
   ESOP indebtedness                                -         -       -          955        68  7.12%       2,172       175   8.06%
                                           ----------  --------    ----   ----------  --------  ----   ---------   --------   ----
  Total interest bearing liabilities        1,265,795    58,109    4.59%     999,006    35,132  3.52%     876,712    32,446   3.70%

NONINTEREST BEARING LIABILITIES:
Demand deposits                               506,042                        469,660                      416,526
Other liabilities                              12,133                         12,775                       12,418
                                           ----------                     ----------                   ----------
  Total noninterest bearing liabilities       518,175                        482,435                      428,944

Trust preferred securities                     28,750                         28,750                       28,750
Shareholders' equity                          147,025                        126,868                      106,313
                                           ----------                     ----------                   ----------
  Total liabilities and shareholders'
     equity                                $1,959,745                     $1,637,059                   $1,440,719
                                           ==========                     ==========                   ==========
Net interest income and margin (2)                     $ 98,321    5.55%              $ 88,489  5.99%              $ 78,231   5.99%
                                                       ========    ====               ========  ====               ========   ====
Net interest income and margin
  (tax-equivalent basis) (3)                           $ 99,667    5.63%              $ 89,877  6.09%              $ 79,018   6.05%
                                                       ========    ====               ========  ====               ========   ====

-----------
(1) Loan origination fees are considered adjustments to interest income. These fees aggregated $1,919,000, $1,878,000 and $1,662,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2) The net interest margin is equal to net interest income divided by average total interest earning assets.
(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment is made equally to interest income and income tax expense with no effect on after tax income. The tax equivalent adjustment has been computed using a federal income tax rate of 35%.

The following rate/volume analysis shows the portions of the net change in interest income due to changes in volume or rate. The changes in interest income due to both rate and volume in the analysis have been allocated to the volume or rate change in proportion to the absolute amounts of the change in each (in thousands):

                                                            2000 VS. 1999                       1999 VS. 1998
                                                         INCREASE (DECREASE)                 INCREASE (DECREASE)
                                                          DUE TO CHANGES IN:                  DUE TO CHANGES IN:
                                               ---------------------------------------------------------------------------------
                                                 VOLUME       RATE      TOTAL             VOLUME     RATE        TOTAL
                                              --------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Deposits in financial institutions              $   (72)    $   31     $   (41)          $  (346)  $   (60)     $  (406)
Federal funds sold and securities
   purchased under agreements to resell            (893)     1,144         251              (454)     (156)        (610)
Securities (taxable)                              9,651      1,276      10,927             1,778       212        1,990
Securities (non-taxable)                            182        (14)        168             1,511      (121)       1,390
Loans, net of unearned discount
   (taxable)                                     15,859      5,630      21,489            11,487      (893)      10,594
Loans, net of unearned discount
   (non-taxable)                                     21         (6)         15               (12)       (2)         (14)
                                               --------     ------     -------           -------   -------      -------
Total interest income                            24,748      8,061      32,809            13,964    (1,020)      12,944
                                               --------     ------     -------           -------   -------      -------

INTEREST BEARING LIABILITIES:
Demand and savings deposits                       1,410      4,238       5,648               302    (2,196)      (1,894)
Certificates and other time deposits              1,408      2,648       4,056             1,623    (1,356)         267
Other borrowed funds                             12,549        792      13,341             4,224       196        4,420
Notes payable, senior debentures and ESOP
   indebtedness                                     (68)         -         (68)              (87)      (20)        (107)
                                               --------     ------     -------           -------   -------      -------
Total interest expense                           15,299      7,678      22,977             6,062    (3,376)       2,686
                                               --------     ------     -------           -------   -------      -------
Net interest income                             $ 9,449     $  383     $ 9,832           $ 7,902   $ 2,356      $10,258
                                               ========     ======     =======           =======   =======      =======

NONINTEREST INCOME

Total noninterest income for 2000 totaled $39.6 million, an increase of $10.3 million or 35.2% over $29.3 million in 1999. For 1999, noninterest income totaled $29.3 million, an increase of $7.5 million or 34.3% over $21.8 million in 1998. On July 2, 1998, the Bank purchased an additional 40 percent interest in SCMC, resulting in total ownership of 80 percent. The Bank's portion of SCMC's earnings prior to July 2, 1998 is shown as "equity in earnings from Sterling Capital Mortgage Company" and included in noninterest income. Earnings from July 2, 1998 forward are consolidated into the earnings of the Company in their natural classifications.

The following table shows the breakout of noninterest income between commercial banking and mortgage banking for 2000, 1999 and 1998 (in thousands):

                                                2000                              1999                           1998
                                  --------------------------------   ----------------------------   -----------------------------
                                   COMMERCIAL  MORTGAGE              COMMERCIAL MORTGAGE            COMMERCIAL MORTGAGE
                                    BANKING    BANKING    COMBINED    BANKING   BANKING  COMBINED    BANKING   BANKING   COMBINED
                                  -----------  --------   --------   ---------- -------- --------   ---------- --------  --------
Customer service fees               $10,134    $     -    $10,134     $ 9,683  $     -   $ 9,683     $ 8,999   $    -   $ 8,999
Bank-owned life insurance
   income                             1,888          -      1,888         606                606           -        -         -
Equity in earnings of Sterling
   Capital Mortgage Company               -          -          -           -        -         -           -      495       495
Gain on the sale of
   University of Houston office           -          -          -         450        -       450           -        -         -
Gain on the sale of
   credit card loan portfolio           237          -        237           -        -         -           -        -         -
Gain on the sale of land                244          -        244           -        -         -           -        -         -
Condemnation award                        -          -          -           -        -         -         478        -       478
Gains on sale of mortgage loans           -     11,959     11,959           -   10,898    10,898           -    5,927     5,927
Brokerage commissions                   622          -        622         437        -       437         176        -       176
Other                                 4,646      9,837     14,483       4,507    2,687     7,194       4,464    1,249     5,713
                                    -------    -------    -------     -------  -------   -------     -------   ------   -------
                                    $17,771    $21,796    $39,567     $15,683  $13,585   $29,268     $14,117   $7,671   $21,788
                                    =======    =======    =======     =======  =======   =======     =======   ======   =======

COMMERCIAL BANKING SEGMENT. For 2000, noninterest income from commercial banking was $17.8 million, as compared to $15.7 million for 1999, and increase of $2.1 million or 13.3%. During the latter half of 1999, the Bank purchased bank-owned life insurance ("BOLI") policies. Interest credits for these BOLI policies totaled $1.9 million for 2000 as compared to $606 for 1999, an increase of $1.3
million.   Customer service fees increased $451 thousand or 4.7% primarily as a result of an overall increase in average demand and savings accounts of 7.9%.
In December 2000, the Bank sold land for a gain of $244 thousand. Finally, during the first quarter of 2000, the Bank sold its credit card portfolio to a correspondent bank for a net gain of $237 thousand. For 1999, noninterest income from commercial banking totaled $15.7 million, an increase of $1.6 million or 11.1% compared to $14.1 million in 1998. The increase is primarily attributed to volume growth in deposit accounts. Also, during 1999, the Bank sold its University of Houston office which had approximately $10 million in student loans. A gain of $450 thousand was recognized on the sale. During 1998, the Bank received a condemnation award of $478 thousand for damages to real property seized by the Texas Department of Transportation.

MORTGAGE BANKING SEGMENT. For 2000, noninterest income from the mortgage banking segment increased $8.2 million or 60.4% from $13.6 million for 1999. Income from the mortgage banking segment primarily consists of fees and gains on sale of mortgage loans. The average length of time a mortgage loan is held in the portfolio of SCMC is approximately twenty-five to thirty days. The increase in noninterest income and noninterest expense is primarily due to an increase in loan funding volume as well as SCMC's acquisition of Alliance Capital Mortgage located in Portland, Oregon in April 2000 and Select Mortgage Company located in Seattle, Washington in November 1999.

NONINTEREST EXPENSE

For 2000, noninterest expenses totaled $89.9 million, an increase of $11.9 million or 15.3% over $78.0 million in 1999. Noninterest expenses are shown as follows (in thousands):

                                                2000                              1999                           1998
                                  --------------------------------   ----------------------------   -----------------------------
                                   COMMERCIAL  MORTGAGE              COMMERCIAL MORTGAGE            COMMERCIAL MORTGAGE
                                    BANKING    BANKING    COMBINED    BANKING   BANKING  COMBINED    BANKING   BANKING   COMBINED
                                  -----------  --------   --------   ---------- -------- --------   ---------- --------  --------
Salaries and employee benefits      $41,447     $ 8,803    $50,250     $36,113   $ 6,781  $42,894     $31,392   $2,653    $34,045
Occupancy expenses                    9,575       3,533     13,108       8,512     2,190   10,702       7,596    1,004      8,600
Net losses and carrying costs
  of real estate acquired by
  foreclosure                           293           -        293          30         -       30         336        -        336
FDIC assessment                         274           -        274         366         -      366         351        -        351
Technology                            3,644         122      3,766       3,871        97    3,968       4,244        -      4,244
Postage and delivery charges          1,391         325      1,716       1,443       167    1,610       1,291      107      1,398
Supplies                              1,105         428      1,533       1,247       359    1,606       1,315      224      1,539
Professional fees                     1,864         246      2,110       1,730       131    1,861       1,900       61      1,961
Minority interest expense             2,668         752      3,420       2,668       352    3,020       2,668      304      2,972
Other                                10,957       2,500     13,457      10,838     1,131   11,969      10,175      951     11,126
                                    -------     -------    -------     -------   -------  -------     -------   ------    -------
                                    $73,218     $16,709    $89,927     $66,818   $11,208  $78,026     $61,268   $5,304    $66,572
                                    =======     =======    =======     =======   =======  =======     =======   ======    =======

COMMERCIAL BANKING SEGMENT. For 2000, noninterest expenses related to commercial banking were $73.2 million, as compared to $66.8 million for 1999, an increase of $6.4 million or 9.6%. During the second quarter of 1999, the Bank recorded noninterest expenses of $1 million related to the acquisition of B.O.A. Bancshares. Excluding the special charges related to the acquisition, noninterest expenses increased $7.4 million or 11.2%.

Salaries and employee benefits in the commercial banking segment for 2000 totaled $41.4 million, an increase of $5.3 million or 14.8% over $36.1 million for 1999 due primarily to an increase in the number of full time equivalent employees and routine salary increases. The Bank increased its number of full-time equivalent personnel by 35 or 4.9% during the year, from 708 at year-end 1999 to 743 at year-end 2000. The largest part of this increase is attributable to the hiring of new employees to expand the Bank's lending force and its credit analyst pool, personnel for the two de novo offices (Bellaire and Dallas), and two new senior credit officers. Salaries and employee benefits in the commercial banking segment for 1999 totaled $36.1 million, an increase of $4.7 million or 15.0% over $31.4 million for 1998 due primarily to an increase in the number of full time equivalent employees and routine salary increases. The Bank increased its number of full-time equivalent personnel by 38 or 5.7% during 1999, from 670 at year-end 1998 to 708 at year-end 1999. Average full-time equivalent personnel increased 8.61% in 1999 compared to 1998. The increases in full-time equivalents are due to staffing requirements to propel and sustain growth in loans and deposits as well as increases in central support functions.

Occupancy expense in the commercial banking segment totaled $9.6 million in 2000 as compared to $8.5 million in 1999, an increase of $1.1 million, or 12.5%.
This increase primarily resulted from the opening of the two de novo offices during 2000. Occupancy expense in the commercial banking segment totaled $8.5 million in 1999, an increase of $916 thousand or 12.1% over $7.6 million in 1998. This increase was due to the new lease space for the Memorial and Fort Bend offices. Also, there were asset write-downs and lease-buy-outs for equipment which were related to the Houston Commerce Bank acquisition and conversion.

Technology expense in 2000 totaled $3.6 million, a decrease of $227 thousand or 5.9% from $3.9 million in 1999. Technology expense in 1999 totaled $3.9 million, a decrease of $373 thousand or 8.8% from $4.2 million in 1998. In 1998, technology expense included non-recurring expenses associated with the acquisition of Humble and Hometown as well as Year 2000 readiness initiatives and 1999 included non-recurring expenses associated with the acquisition of Houston Commerce Bank.

Other expenses in the commercial banking segment totaled $11.0 million in 2000, an increase of $119 thousand or 1.1%, from $10.8 million in 1999. Other expenses in the commercial banking segment totaled $10.8 million in 1999, an increase of $663 thousand or 6.5%, from $10.2 million in 1998. This increase is due to an expanding infrastructure to support growth.

MORTGAGE BANKING SEGMENT. Noninterest expense for the mortgage banking segment for 2000 was $16.7 million, as compared to $11.2 million for 1999, an increase $5.5 million or 49.1%. This increase in noninterest expense is primarily due to the increase in loan funding volume as well as SCMC's acquisition of Alliance Capital Mortgage and Select Mortgage Company. Noninterest expense for the mortgage banking segment for 1999 increased 111% over 1998. This increase resulted from the fact that, prior to July 2, 1998, the Bank owned only 40 percent of SCMC and recorded income on the equity basis. Subsequent to July 2, 1998, the Bank owned 80 percent of SCMC and earnings were consolidated with the Bank. Accordingly, the expenses for 1999 were approximately double those of 1998.

INCOME TAXES

The Company provided $12.3 million for federal income taxes for 2000, $9.7 million for 1999, and $8.9 million for 1998. The effective tax rates for 2000, 1999, and 1998 were 31.6%, 31.1%, and 32.7%, respectively.

FINANCIAL CONDITION

LOANS HELD FOR INVESTMENT

At December 31, 2000, loans held for investment totaled $1.229 billion, an increase of $104.4 million or 9.3% over loans at December 31, 1999 of $1.125 billion.

At December 31, 2000, total loans were 86.7% of deposits and 71.1% of total assets. At December 31, 1999, total loans were 84.4% of deposits and 61.0% of total assets.

The following table summarizes the loan portfolio of the Bank by type of loan as of December 31 of the year indicated, excluding loans held for sale (in thousands):

                                      2000                  1999              1998                 1997                 1996
                            ------------------    ------------------   ----------------     ----------------     ----------------
                              AMOUNT      %          AMOUNT      %       AMOUNT     %         AMOUNT      %        AMOUNT      %
                            ---------   -----     ----------   -----   ---------  -----     ---------  -----     ---------  -----
Commercial, financial
 and industrial:
  US addressees             $  435,676   35.5%    $  411,324   36.6%    $338,634   35.6%     $299,016   37.3%     $223,817   35.4%
  Non-US addressees              4,807    0.4%         5,917    0.5%       4,047    0.4%          771    0.1%        1,353    0.2%
Real estate mortgage:
  Commercial                   402,765   32.8%       339,593   30.2%     263,991   27.7%      220,425   27.5%      169,072   26.7%
  Residential                  145,784   11.8%       137,848   12.2%     118,672   12.5%      101,511   12.7%       79,107   12.5%
Real estate construction       122,800   10.0%       110,850    9.9%     112,769   11.8%       73,071    9.1%       56,084    8.9%
Installment                    117,149    9.5%       119,045   10.6%     114,405   12.0%      106,580   13.3%      103,493   16.3%
                            ----------  ------    ----------  ------    --------  ------     --------  ------     --------  ------
                            $1,228,981  100.0%    $1,124,577  100.0%    $952,518  100.0%     $801,374  100.0%     $632,926  100.0%
                            ==========  ======    ==========  ======    ========  ======     ========  ======     ========  ======

The primary lending focus of the Bank is on commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300,000 to $30 million. Typically, the Bank's customers have financing requirements between $50,000 and $500,000. Although the Bank's legal lending limit was $20 million at December 31, 2000, the Bank has not maintained an exposure greater than $9.6 million on any single relationship.

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

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other relationships with the Bank. During the first quarter of 2000, the Bank sold its credit card portfolio to a correspondent bank. As of December 31, 1999, the Bank had an outstanding credit card balance of $6.1 million.

The Bank seeks to compete effectively in its chosen markets by consistent application of its business strategy. See further discussion of "BUSINESS - Business Banking Strategy" and "BUSINESS - Competition".

As of December 31, 2000, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

LOANS HELD FOR SALE

Loans held for sale totaled $139.1 million at December 31, 2000, an increase
from $70.4 million at December 31, 1999.   The $68.7 million increase is due to
the increase in loans funded by the Bank through an intercompany mortgage warehouse with SCMC. Mortgage loans originated by SCMC are held for sale and are typically sold to investors within one month of origination. Due to the timing of the sales of loans to investors, the balance of these loans at any given time is somewhat volatile.

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

The Bank defines potential problem loans as those loans not classified as nonperforming, but where information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and classifies potential problem loans as those loans graded as substandard, doubtful, or loss, excluding all nonperforming loans. The Bank's increase in potential problem loans can be directly attributed to loan growth and an ascending loan review function.

The Bank had no material foreign loans outstanding or loan concentrations for the years ended December 31, 1996 through 2000. The Bank, however, continues to monitor the potential risk of foreign borrowers and concentrations of credit.

The following table presents information regarding non-performing loans and assets as of December 31, 1996 through 2000 (in thousands):


                                                2000              1999              1998              1997              1996
                                            ----------        ----------        ----------        ----------        ----------
Nonaccrual loans                            $    8,081        $    5,501        $    4,828        $    4,502        $    2,996
Restructured loans                               1,298               218               312               217                45
Accruing loans past due 90 days or more            604               351               824               505               395
                                            ----------        ----------        ----------        ----------        ----------
Total nonperforming loans                        9,983             6,070             5,964             5,224             3,436
Real estate acquired by foreclosure              1,702             1,323             1,965             1,082             3,082
Other repossessed assets                           192               243               356               536               384
                                            ----------        ----------        ----------        ----------        ----------
Total nonperforming assets                  $   11,877        $    7,636        $    8,285        $    6,842        $    6,902
                                            ==========        ==========        ==========        ==========        ==========
Nonperforming loans to total loans                0.73%             0.51%             0.57%             0.60%             0.51%
Nonperforming assets to total assets              0.62%             0.39%             0.54%             0.49%             0.62%

Potential problem loans                     $   36,833        $   24,483        $   20,870        $   13,701        $   15,144
                                            ==========        ==========        ==========        ==========        ==========
Total loans                                 $1,368,129        $1,194,981        $1,037,373        $  871,568        $  673,895
                                            ==========        ==========        ==========        ==========        ==========
Total assets                                $1,925,131        $1,959,480        $1,520,580        $1,400,880        $1,111,337
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

At December 31, 2000, substandard loans totaled $44.6 million, of which $8.4 million were loans designated as delinquent or nonaccrual; and doubtful loans totaled $2.2 million of which $2.0 million were designated as delinquent or nonaccrual.

In addition to the internally classified loan list and delinquency list of loans, the Bank maintains a separate "watch list" which further aids the Bank in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Bank reviews these loans to assist in assessing the adequacy of the allowance for credit losses. As of December 31, 2000, watch list loans totaled $67.0 million.

Management assigns loan grades by loan and allocations are made within each loan grade so that double allocations are avoided. Loans are assigned a grade according to payment history, collateral values, and financial condition of the borrower.

The Bank maintains an adequate allowance for credit losses through its watchlist classifications, allocating an increasing reserve amount as the severity of a problem loan increases. The Bank maintains an unallocated reserve for satisfactory non-classified credits based on the average of the last three year's actual net charge-offs.

The Company's Board of Directors formed a sub-committee for Asset Quality in 1999 which meets eight times each year. That committee is composed of three outside Board of Directors and five senior management members. This committee reviews all large loans, past-dues, and overdrafts, as well as ratio and trend analysis and approves all charge-offs over $25 thousand. This committee also mandates action items for future meetings to evaluate potential problems and assess the potential need for additional reserve requirements by any particular sector.

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data (in thousands):

                                                                                YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------------
                                                     2000             1999               1998            1997            1996
                                                -------------------------------------------------------------------------------
Average loans outstanding                        $1,236,600        $1,074,996        $  951,778        $757,344        $598,564
                                                 ==========        ==========        ==========        ========        ========
Loans outstanding at period end                  $1,368,129        $1,194,981        $1,037,373        $869,502        $673,130
                                                 ==========        ==========        ==========        ========        ========

Allowance for credit losses at January 1         $   13,187        $   10,829        $    8,278        $  7,850        $  7,225

Charge-offs:
  Commercial, financial, and industrial               6,785             5,063             2,686           1,834           1,499
  Real estate, mortgage and construction                643               162               510             119             153
  Installment                                            25             1,895             1,092           1,347             724
                                                 ----------        ----------        ----------        --------        --------
    Total charge-offs                                 7,453             7,120             4,288           3,300           2,376
Recoveries:
  Commercial, financial, and industrial                 819               615               223             257             305
  Real estate, mortgage and construction                 31                42               120              28              39
  Installment                                             9               178               264             188             147
                                                 ----------        ----------        ----------        --------        --------
    Total recoveries                                    859               835               607             473             491
                                                 ----------        ----------        ----------        --------        --------
Net charge-offs                                       6,594             6,285             3,681           2,827           1,885

Provision for credit losses                           9,100             8,643             6,232           3,255           2,510
                                                 ----------        ----------        ----------        --------        --------
Allowance for credit losses at December 31       $   15,693        $   13,187        $   10,829        $  8,278        $  7,850
                                                 ==========        ==========        ==========        ========        ========
Ratios:
  Allowance to average loans                           1.27%             1.23%             1.14%           1.09%           1.31%
  Allowance to period end loans                        1.15%             1.10%             1.04%           0.95%           1.17%
  Net charge-offs to average loans                     0.53%             0.58%             0.39%           0.37%           0.31%
  Allowance to period-end nonperforming loans        157.20%           217.25%           181.57%         158.46%         228.46%

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

                                                                        YEAR ENDED DECEMBER 31,
                                                                             (IN THOUSANDS)
                            ------------------------------------------------------------------------------------------------------
                                     2000                 1999                  1998                1997                1996
                              ------------------   ------------------     -----------------   ------------------  ----------------
Balance of allowance                      % OF                  % OF                 % OF                 % OF                % OF
  for credit losses at end                ALLOW-               ALLOW-               ALLOW-               ALLOW-              ALLOW-
  of period applicable to:     AMOUNT      ANCE    AMOUNT       ANCE      AMOUNT    ANCE      AMOUNT      ANCE     AMOUNT     ANCE
                              -------    -------   ------      ------     ------    ------    ------     -------   ------    ------
Commercial, financial
  and industrial              $ 7,159      46%     $ 5,163        39%     $ 3,356     31%     $1,727       21%     $2,118      27%
Real estate, mortgage
  and construction              2,670      17%       2,650        20%       1,477     14%        508        6%        485       6%
Installment                       956       6%         768         6%         679      6%        596        7%        480       6%
Unallocated                     4,908      31%       4,606        35%       5,317     49%      5,447       66%      4,767      61%
                              -------     ----     -------       ----     -------    ----     ------      ----     ------     ----
                              $15,693     100%     $13,187       100%     $10,829    100%     $8,278      100%     $7,850     100%
                              =======     ====     =======       ====     =======    ====     ======      ====     ======     ====

SECURITIES

The following table summarizes the book value of securities held by the Bank as of the dates shown. See Note D to the Company's consolidated financial statements for information relating to fair values and details of held-to-maturity and available-for-sale securities portfolios.

                                                                     YEAR ENDED DECEMBER 31,
                                                                          (IN THOUSANDS)
                                         ---------------------------------------------------------------------------------
                                           2000             %             1999            %            1998           %
                                         --------         -----         --------        -----         -------        -----
U.S. Treasury securities and
   obligations of U.S. government
   agencies                              $ 27,279           9.4%        $107,636         20.5%        $114,954        45.9%
Obligations of states and political
   subdivisions                            73,724          25.3%          76,811         14.6%          53,435        21.3%
Mortgage-backed securities and
   collateralized mortgage obligations    177,617          61.0%         324,517         61.8%          62,790        25.1%
Other securities                           12,561           4.3%          16,275          3.1%          19,149         7.7%
                                         --------         ------        --------        ------        --------       ------
                                         $291,181         100.0%        $525,239        100.0%        $250,328       100.0%
                                         ========         ======        ========        ======        ========       ======

At December 31, 2000, securities of $291.2 million had decreased $234.0 million from $525.2 million at December 31, 1999. During the third quarter of 1999, the Bank initiated a temporary leveraging strategy in order to enhance earnings by better utilizing current levels of capital. With this strategy, the Bank had invested $254 million in variable and fixed rate mortgage-backed securities and variable rate collateralized mortgage obligations. Through paydowns, maturities and sales, the leverage strategy was unwound by the end of 2000. At December 31, 2000 and 1999, securities represented 18.5% and 37.1% of total deposits and 15.1% and 26.8% of total assets, respectively.

The yield on the Bank's securities portfolio at December 31, 2000, was 6.5%. The weighted-average life of the portfolio was approximately 6.2 years and the duration was approximately 4.2 years. The yield on the Bank's securities portfolio at December 31, 1999, was 5.9%. The weighted-average life of the portfolio was approximately 10.0 years and the duration was approximately 2.8 years.

The maturity distribution and weighted average yield of the Bank's debt security portfolio as of December 31, 2000, are summarized in the following table (in thousands).

                              DUE LESS THAN               DUE 1-5               DUE 5-10              DUE MORE THAN
                                 1 YEAR                    YEARS                 YEARS                   10 YEARS          TOTAL
                         -------------------     -------------------      ------------------       --------------------   --------
                           AMOUNT     YIELD       AMOUNT       YIELD       AMOUNT      YIELD        AMOUNT       YIELD
                         ---------   -------     -------      ------      --------     -----       --------     -------
U.S. Treasury
  securities and
  obligations of
  U.S. government
  agencies                  $1,012    8.40%        $23,246      6.28%      $ 3,021     7.24%         $      -       -      $ 27,279
Obligations of
  states and political
  subdivisions               5,369    5.03%         44,680     4.62%        22,940     5.00%              735    5.57%       73,724
Mortgage-backed
  securities and
  collateralized
  mortgage obligations           -       -           5,812     6.19%         2,610     6.04%          169,195    7.08%      177,617
                            ------    -----        -------     -----       -------     -----         --------    -----     --------
                            $6,381    5.56%        $73,738     5.29%       $28,571     5.34%         $169,930    7.08%     $278,620
                            ======    =====        =======     =====       =======     =====         ========    =====     ========

DEPOSITS

The Bank's lending and investing activities are funded almost entirely by core deposits, approximately 74.5% of which are demand and savings deposits. Noninterest bearing deposits at December 31, 2000 were $561.9 million as compared to $481.8 million at December 31, 1999, an increase of $80.2 million or 16.6% over 1999. Approximately 35.6% of deposits at December 31, 2000 were noninterest bearing as compared to 34.0% at December 31, 1999. The Bank does not accept brokered deposits.

The Bank's average total deposits for 2000 were $1.5 billion, or $106.6 million and 7.8% over average total deposits during 1999 that were $1.4 billion. The Bank's total deposits at December 31, 2000 were $1.6 billion, up $162.2 million or 11.5% over total deposits of $1.4 billion at year-end 1999. Deposit growth continues to be concentrated primarily in core deposits, consisting of all deposits other than retail and public fund certificates of deposit in excess of $100,000.

The average balances and weighted average rates paid on deposits for each of the years ended December 31, 2000, 1999, and 1998 are presented below (in thousands):

                                                             2000                     1999                    1998
                                                     ---------------------   ---------------------   ---------------------
                                                      AVERAGE     AVERAGE      AVERAGE    AVERAGE      AVERAGE     AVERAGE
                                                      BALANCE      RATE        BALANCE     RATE        BALANCE      RATE
                                                     ---------   ---------   ----------   --------   ----------   --------
Noninterest bearing demand deposits                  $  506,042               $  469,660              $  416,526
Interest bearing demand and savings deposits            594,916      3.18%       550,525     2.41%       537,978      2.82%
Time deposits                                           377,373      5.45%       351,529     4.69%       316,959      5.12%
                                                     ----------      -----    ----------     -----    ----------      -----
                                                     $1,478,331      2.67%    $1,371,714     2.17%    $1,271,463      2.47%
                                                     ==========      =====    ==========     =====    ==========      =====

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

During the third quarter of 1999, the Company initiated a leveraging strategy whereby the Bank borrowed funds on a short-term basis from the Federal Home Loan Bank ("FHLB") and invested $254 million in mortgage backed securities and collateralized mortgage obligations. Through paydowns, maturities, and sales of securities, the borrowings at FHLB decreased. As a result, FHLB borrowings totaled $128.0 million at December 31, 2000 and had a rate of 6.74% and a maturity of four days.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

In June 1997, the Company formed Sterling Bancshares Capital Trust I, a trust formed under the laws of the State of Delaware ("Trust I"). Trust I issued $28,750,000 of 9.28% Trust Preferred Securities and invested the proceeds thereof in the 9.28% Junior Subordinated Deferrable Interest Debentures (the "9.28% Junior Subordinated Debentures") issued by the Company. The 9.28% Junior Subordinated Debentures will mature on June 6, 2027, which date may be shortened to a date not earlier than June 6, 2002 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The 9.28% Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the 9.28% Junior Subordinated Debentures by the Company. The 9.28% Junior Subordinated Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the 9.28% Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the 9.28% Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

In February 2001, the Company formed Sterling Bancshares Capital Trust II ("Trust II") and Sterling Bancshares Capital Trust III, each a trust formed under the laws of the State of Delaware. On March 21, 2001, Trust II issued $28,750,000 of 9.20% Trust Preferred Securities and invested the proceeds thereof in the 9.20% Junior Subordinated Deferrable Interest Debentures (the "9.20% Junior Subordinated Debentures") issued by the Company. The 9.20% Junior Subordinated Debentures will mature on March 21, 2031, which date may be shortened to a date not earlier than March 21, 2006 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The 9.20% Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the 9.20% Junior Subordinated Debentures by the Company. The 9.20% Junior Subordinated Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax statutes or regulatory capital treatment of the 9.20% Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the 9.20% Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

INTEREST RATE SENSITIVITY AND LIQUIDITY

The Company manages its interest rate risk through structuring the balance sheet to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. This process requires a balance between profitability, liquidity, and interest rate risk.

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

Based on simulation analysis of the interest rate sensitivity inherent in the Company's net interest income and market value of portfolio equity, as of December 31, 2000 and as adjusted by instantaneous rate changes upward and downward of up to 100 basis points, the Company is slightly asset sensitive.
The Company's analysis indicates that an instantaneous 100 basis point move downward in interest rates would decrease net interest income by 1.86% and increase the present value of equity by 0.26%; likewise, an instantaneous 100 basis point move upward in interest rates would increase net interest income by 1.87% and decrease the present value of equity by 1.78%. These sensitivities are all within the threshold set by the Company's Asset/Liability Committee. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The Company's interest rate sensitivity analysis includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at fiscal year end will remain constant over the measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

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

The following table sets forth the expected maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities as of December 31, 2000:

                                          0-90             90-365           1-3             3-5          OVER
                                          DAYS              DAYS           YEARS           YEARS        5 YEARS        TOTAL
                                      -----------      -----------       ---------       --------       -------      ----------
                                                       (In thousands, except for data expressed in percentages)
INTEREST EARNING ASSETS:

Cash and cash equivalents             $    33,145      $         -       $      -        $      -       $      -     $   33,145
Securities purchased under
  agreements to resell                     37,863                -              -               -              -         37,863
Deposits in other financial
  institutions                                142              100              -               -              -            242
Securities                                 35,096           46,053         79,718          43,204         87,110        291,181
Loans                                     703,892           97,150        215,402         303,924         47,761      1,368,129
                                      -----------      -----------      ---------        --------       --------     ----------
   Total interest earning assets          810,138          143,303        295,120         347,128        134,871      1,730,560

INTEREST BEARING LIABILITIES:
Demand and savings deposits               613,179                -              -               -              -        613,179
Certificates of deposit and
  other time deposits                     190,537          171,658         28,897          11,503             23        402,618
Other borrowed funds                      140,364                -              -               -              -        140,364
                                      -----------      -----------      ---------        --------       --------     ----------
   Total interest bearing
     liabilities                          944,080          171,658         28,897          11,503             23      1,156,161
                                      -----------      -----------      ---------        --------       --------     ----------
Period GAP                            $  (133,942)     $   (28,355)      $266,223        $335,625       $134,848     $  574,399
                                      ===========      ===========      =========        ========       ========     ==========
Cumulative GAP                        $  (133,942)     $  (162,297)      $103,926        $439,551       $574,399
                                      ===========      ===========      =========        ========       ========
Period GAP to total assets                  (6.96)%          (1.47)%        13.83%          17.43%          7.00%
                                      ===========      ===========      =========        ========       ========
Cumulative GAP to total assets              (6.96)%           8.43%          5.40%          22.83%         29.84%
                                      ===========      ===========      =========        ========       ========

Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not reprice proportionally as interest rates change. Consequently, the Company's management has begun to utilize an interest rate risk simulation model to increase its ability to monitor and forecast the effect of various interest rate environments on earnings and its net capital position.

Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. In recent years, the Company's liquidity needs have primarily been met by growth in core deposits. Additionally, the Bank has access to purchased funds from correspondent banks and borrowings from the Federal Home Loan Bank, supplemented by amortizing investment and loan portfolios, which has created an adequate liquidity position. Also, the Company maintains a $20 million revolving line of credit with Wells Fargo Bank Minnesota, National Association. The initial line of credit was renewed on February 2, 2001 for an additional one year period ending on February 2, 2002. If the Company draws on the line of credit, it will pay interest equal to 1.95% in excess of the Federal Funds Rate in effect from time to time. In addition, the Company pays a quarterly fee equal to one-eighth of one percent (0.125%) of the average daily unused portion of the line of credit.


CAPITAL RESOURCES

At December 31, 2000, shareholders' equity totaled $159.1 million or 8.3% of total assets, as compared to $134.5 million and 6.9% of total assets at December 31, 1999.

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

The Bank's capital levels at December 31, 2000 and 1999 qualify it as "well-capitalized," the highest of five tiers under applicable regulatory definitions.


  RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE PROVISIONS OF THE
         "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

Some of the statements and information contained in this Annual Report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss future expectations, activities or events and by their nature, they are subject to risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Forward-looking statements speak only as of the date they are made. We will not update these forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Many possible factors could affect our future financial performance. Our actual results may differ materially from what is expressed in any forward-looking statement. Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include:

  . general business and economic conditions in the markets we serve may be less favorable than anticipated which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults;

  . changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments;

  . our liquidity requirements could be adversely affected by changes in our assets and liabilities;

  . legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry;

  . competitive factors, including product and pricing pressures among financial services organizations, may increase; and

  .  fiscal and governmental policies of the United States federal government.

With this in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf:

OUR PROFITABILITY DEPENDS SIGNIFICANTLY ON LOCAL ECONOMIC CONDITIONS.

Our success depends primarily on the general economic conditions of the Houston metropolitan area. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Houston metropolitan area. Houston's local economic conditions have a significant impact on our commercial, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, such as inflation, recession, unemployment and other factors beyond our control will impact these local economic conditions and will negatively affect the financial results of our banking operations. In addition, since Houston remains largely dependent on the energy industry, a downturn in the energy industry and energy-related businesses could adversely affect our results of operations and financial condition.

WE RELY ON AN OWNER-OPERATED BUSINESS MARKET.

We target our business development and marketing strategy primarily to serve the banking and financial needs of owner-operated businesses with credit needs of up to $2 million. These owner-operated businesses represent a major sector of the Houston and national economies. If general economic conditions negatively impact this economic sector in the Houston metropolitan area or the other Texas markets in which we operate, our results of operations and financial condition will be significantly affected.

IF OUR ALLOWANCE FOR LOAN LOSSES IS NOT SUFFICIENT TO COVER ACTUAL LOAN LOSSES, OUR EARNINGS COULD DECREASE.

Our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant credit losses which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the size of the allowance, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those or our management. Any increase in our loan allowance or loan charge-offs as required by these regulatory agencies could have a negative effect on us.

FLUCTUATIONS IN INTEREST RATES COULD REDUCE OUR PROFITABILITY.

We realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" will work against us, and our earnings may be negatively affected.

     We are unable to predict fluctuations of market interest rates, which are affected by the following factors:

  .  inflation;

  .  recession;

  .  a rise in unemployment;

  .  tightening money supply; and

  . international disorder and instability in domestic and foreign financial markets.

Our asset liability management strategy, which is designed to control our risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on our results of operation and financial condition.

COMPETITION WITH OTHER FINANCIAL INSTITUTIONS COULD ADVERSELY AFFECT OUR PROFITABILITY.

We face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH FATE WHICH MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

To achieve our growth, we have initiated internal growth programs, completed various acquisitions and opened additional branches in the past few years. We may not be able to sustain our historical rate of growth or may not even be able to grow at all. We may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for acquisition. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new branch offices. Further, our inability to attract and retain experienced bankers may adversely affect our internal growth. A significant decrease in our historical rate of growth may adversely impact our results of operation and financial condition.

WE MAY BE UNABLE TO COMPLETE ACQUISITIONS, AND ONCE COMPLETE, MAY NOT BE ABLE TO INTEGRATE OUR ACQUISITIONS SUCCESSFULLY.

Our growth strategy is dependent on our ability to acquire other financial institutions. On March 1, 2001, we entered into a definitive agreement to acquire Lone Star Bancorporation, Inc., headquartered in Houston, Texas, and its subsidiary bank, Lone Star Bank. We will complete the acquisition of Lone Star Bancorporation only if all closing conditions are met, including qualification of the transaction for pooling of interests accounting treatment, receipt of regulatory approvals and approval of Lone Star Bancorporation's shareholders.

We may not be able to complete the Lone Star Bancorporation acquisition and any future acquisitions and, if completed, we may not be able to successfully integrate the operations, management, products and services of the entities we acquire. Following each acquisition, we must expend substantial managerial, operating, financial and other resources to integrate these entities. In particular, we may be required to install and standardize adequate operational and control systems, deploy or modify equipment, implement marketing efforts in new as well as existing locations and employ and maintain qualified personnel. Our failure to successfully integrate the entities we acquire into our existing operations may adversely affect our financial condition and results of operations.

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN FEDERAL AND LOCAL LAWS AND REGULATIONS.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and our subsidiary, Sterling Bank, and its operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on us.

ITEM 7A - QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding the market risk of the Company's financial instruments, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - INTEREST RATE SENSITIVITY AND LIQUIDITY." The Company's principal market risk exposure is to interest rates.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page 34 and the Consolidated Financial Statements which begin on page 36 of this Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART - III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "ELECTION OF DIRECTORS" of the Company's Proxy Statement dated March 23, 2001, relating to the 2001 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

The information set forth under the caption "EXECUTIVE COMPENSATION" of the Company's Proxy Statement dated March 23, 2001, relating to the 2001 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Company by its directors and executive officers set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Company's Proxy Statement dated March 23, 2001, relating to the 2001 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "CERTAIN TRANSACTIONS" of the Company's Proxy Statement dated March 23, 2001, relating to the 2001 Annual Meeting of Shareholders of the Company, is incorporated herein by reference.

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

(b) Current Report on Form 8-K filed on October 30, 2000, announcing the execution of an agreement and plan of merger on October 23, 2000, by CaminoReal Bancshares of Texas, Inc. and Sterling Bancshares, Inc. providing for the merger of CaminoReal Bancshares with Sterling Bancshares.

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

2.3 Agreement and Plan of Merger dated as of June 12, 1998 among the Company, Sterling Bancorporation, and Hometown Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.6 of the Company's Annual Report on Form 10-K (File No. 000-20750)]

2.4 Agreement and Plan of Merger dated as of February 24, 1999 among the Company, Sterling Bancorporation, and B. O. A. Bancshares, Inc., as amended. [Incorporated by reference to the Company's Report on Form 8-K filed on June 2, 1999 (File No. 000-20750)]

2.5* Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, and CaminoReal Bancshares of Texas, Inc., as amended.

3.1 Restated and Amended Articles of Incorporation of the Company, as amended. [Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 000-20750)]

3.2 Restated By-Laws of the Company [Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8, effective November 25, 1996 (File No. 333-16719)]

4.1 Form of Indenture to be dated as of June 6, 1997 [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

4.2 Form of Junior Subordinated Debenture [Included as an exhibit to the Form of Indenture that is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

4.3 Form of Trust Preferred Securities Guarantee Agreement of the Company [Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-27185)]

4.4 Preferred Securities Guarantee Agreement dated March 21, 2001 [Incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K filed on March 21, 2001 (File No. 000-20750)].

4.5 Indenture dated March 21, 2001 [Incorporated by reference to Exhibit 4.4 of the Company's Report on Form 8-K filed on March 21, 2001 (File
       No. 000-20750)].

4.6 First Supplemental Indenture dated March 21, 2001 [Incorporated by reference to Exhibit 4.5 of the Company's Report on Form 8-K filed on March 21, 2001 (File No. 000-20750)].

4.7 9.20% Subordinated Deferrable Interest Debenture due March 21, 2031 [Incorporated by reference to Exhibit 4.7 of the Company's Report on Form 8-K filed on March 21, 2001 (File No. 000-20750)].

10.1** 1994 Incentive Stock Option Plan of the Company [Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.2 1994 Employee Stock Purchase Plan of the Company [Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

10.3** 1984 Incentive Stock Option Plan of the Company [Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476)]

10.4** 1995 Non-Employee Director Stock Compensation Plan [Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (File No. 333-16719)]

10.5* Letter Agreement dated February 2, 2000 made by and between the Company and Wells Fargo Bank Minnesota, National Association regarding a line of credit in the amount of $20,000,000

10.6* First Amendment to Letter Agreement dated February 2, 2001 made by and between the Company and Wells Fargo Bank Minnesota, National Association regarding a line of credit in the amount of $20,000,000


21*    Subsidiaries of the Company

23.1*  Consent of Deloitte & Touche LLP, Independent Auditors

--------------
*   As filed herewith.

**  Management Compensation Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         STERLING BANCSHARES, INC.

                                         by  /s/ George Martinez
                                            ------------------------------
DATE:  March 23, 2001                    George Martinez,
                                         Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 23th day of March, 2001.


SIGNATURE                       TITLE                   SIGNATURE                       TITLE
---------                       -----                   ---------                       -----
/s/ George Martinez             Chairman and Director   /s/ Glenn H. Johnson            Director
-----------------------------                           --------------------------
George Martinez                                         Glenn H. Johnson

/s/ J. Downey Bridgwater        President and Director  /s/ James J. Kearney            Director
-----------------------------                           ---------------------------
J. Downey Bridgwater                                    James J. Kearney

/s/ L. S. "Pat" Brown           Director                /s/ Paul Michael Mann, M.D.     Director
-----------------------------                           ---------------------------
L. S.  "Pat" Brown                                      Paul Michael Mann, M.D.

/s/ John H. Buck                Director                /s/ David B. Moulton             Director
-----------------------------                           ---------------------------
John H. Buck                                            David B. Moulton

                                Director                /s/ G. Edward Powell            Director
-----------------------------                           ----------------------------
James D. Calaway                                        G. Edward Powell

/s/ Charles I. Castro           Director                /s/ Christian A. Rasch          Director
-----------------------------                           ----------------------------
Charles I. Castro                                       Christian A. Rasch

/s/ James M. Clepper            Director                /s/ Thomas A. Reiser            Director
-----------------------------                           ----------------------------
James M. Clepper                                        Thomas A. Reiser

/s/ Walter P. Gibbs, Jr.        Director                /s/ Steven F. Retzloff          Director
-----------------------------                           ----------------------------
Walter P. Gibbs, Jr.                                    Steven F. Retzloff

/s/   Willis J. Hargrave, Jr.   Director                /s/ Raimundo Riojas             Director
-----------------------------                           ----------------------------
Willis J. Hargrave, Jr.                                 Raimundo Riojas

/s/ Bruce J. Harper             Director                /s/ Howard T. Tellepsen, Jr.    Director
-----------------------------                           -----------------------------
Bruce J. Harper                                         Howard T. Tellepsen, Jr.

/s/  David Hatcher              Director
-----------------------------
David Hatcher

STERLING BANCSHARES, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                            PAGE
INDEPENDENT AUDITORS' REPORT                                                 38

CONSOLIDATED FINANCIAL STATEMENTS:

 Balance Sheets                                                              39

 Statements of Income                                                        40

 Statements of Shareholders' Equity                                          41

 Statements of Cash Flows                                                    43

 Notes to Consolidated Financial Statements                                  44

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Sterling Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Sterling Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
Houston, Texas
March 23, 2001

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(In thousands, except share amounts)
--------------------------------------------------------------------------------

ASSETS
                                                                                                 2000                    1999
                                                                                          ------------------     -------------------
Cash and cash equivalents  (Note C)                                                           $  108,172              $   91,139
Interest-bearing deposits in financial institutions                                                  242                     135
Securities purchased with an agreement to resell                                                  37,863                  40,834
Available-for-sale securities, at fair value (amortized cost of $198,637 and $360,913
  at December 31, 2000 and 1999, respectively) (Note D)                                          200,254                 359,127
Held-to-maturity securities, at amortized cost (fair value of $91,061 and $163,743 at
  December 31, 2000 and 1999, respectively) (Note D)                                              90,927                 166,112
Loans held for sale (Note E)                                                                     139,148                  70,404

Loans held for investment (Notes E and F)                                                      1,228,981               1,124,577
Allowance for credit losses (Note G)                                                             (15,693)                (13,187)
                                                                                              ----------              ----------
     Loans, net                                                                                1,213,288               1,111,390

Accrued interest receivable                                                                       11,121                  11,330
Real estate acquired by foreclosure                                                                1,702                   1,323
Premises and equipment, net (Note H)                                                              44,834                  41,003
Goodwill, net                                                                                      5,952                   6,030
Other assets                                                                                      71,628                  60,653
                                                                                              ----------              ----------
TOTAL ASSETS                                                                                  $1,925,131              $1,959,480
                                                                                              ==========              ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Demand deposits:
    Noninterest-bearing                                                                       $  561,938              $  481,757
    Interest-bearing                                                                             613,179                 581,687
  Certificates of deposit and other time deposits (Note I)                                       402,618                 352,107
                                                                                              ----------              ----------
    Total deposits                                                                             1,577,735               1,415,551
  Other borrowed funds (Note J)                                                                  140,364                 362,332
  Accrued interest payable and other liabilities                                                  17,096                  17,003
                                                                                              ----------              ----------
    Total liabilities                                                                          1,735,195               1,794,886

COMMITMENTS AND CONTINGENCIES (Notes P and Q)

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED
  SECURITIES (Note K)                                                                             28,750                  28,750

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                                             2,052                   1,301

SHAREHOLDERS' EQUITY (Notes M, N and R):
  Convertible Preferred stock, $1 par value; 1,000,000 shares authorized, 50,500 and 88,500 issued and outstanding at
    December 31, 2000 and 1999, respectively                                                          51                      89
  Common stock, $1 par value; 50,000,000 shares authorized,
    26,230,607 and 26,030,342 issued and outstanding at
    December 31, 2000 and 1999, respectively                                                      26,231                  26,030
  Capital surplus                                                                                 29,537                  28,658
  Retained earnings                                                                              102,264                  80,927
  Accumulated other comprehensive income--net unrealized gain
    (loss) on available-for-sale securities, net of tax                                            1,051                  (1,161)
                                                                                              ----------              ----------
    Total shareholders' equity                                                                   159,134                 134,543
                                                                                              ----------              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $1,925,131              $1,959,480
                                                                                              ==========              ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(In thousands except per share amounts)
--------------------------------------------------------------------------------

                                                                                            2000          1999            1998
                                                                                        -----------    -----------    ------------
Interest income:
  Loans, including fees                                                                   $121,579       $100,075       $ 89,495
  Securities:
    Taxable                                                                                 27,559         16,632         14,642
    Non-taxable                                                                              3,266          3,098          1,708
  Federal funds sold and securities purchased under agreements to resell                     3,988          3,737          4,347
  Deposits in financial institutions                                                            38             79            485
                                                                                          --------       --------        -------
    Total interest income                                                                  156,430        123,621        110,677
                                                                                          --------       --------        -------
Interest expense:
  Demand and savings deposits                                                               18,903         13,255         15,149
  Certificates and other time deposits                                                      20,557         16,501         16,234
  Other borrowed funds                                                                      18,649          5,308            888
  Notes payable and ESOP indebtedness                                                          -               68            175
                                                                                          --------       --------        -------
    Total interest expense                                                                  58,109         35,132         32,446
                                                                                          --------       --------        -------
Net interest income                                                                         98,321         88,489         78,231

Provision for credit losses (Note G)                                                         9,100          8,643          6,232
                                                                                          --------       --------        -------
Net interest income after provision for credit losses                                       89,221         79,846         71,999
                                                                                          --------       --------        -------
Noninterest income:
  Customer service fees                                                                     10,134          9,683          8,999
  Equity in earnings of Sterling Capital Mortgage Company                                      -              -              495
  Gain on sale of mortgage loans                                                            11,959         10,898          5,927
  Other                                                                                     17,474          8,687          6,367
                                                                                          --------       --------        -------
    Total noninterest expense                                                               39,567         29,268         21,788
                                                                                          --------       --------        -------
Noninterest expense:
  Salaries and employee benefits (Note M)                                                   50,250         42,894         34,045
  Occupancy expense                                                                         13,108         10,702          8,600
  Technology                                                                                 3,766          3,968          4,244
  Professional fees                                                                          2,110          1,861          1,961
  Postage and delivery charges                                                               1,716          1,610          1,398
  Supplies                                                                                   1,533          1,606          1,539
  FDIC assessment                                                                              274            366            351
  Net losses and carrying costs of real estate acquired by foreclosure                         293             30            336
  Minority interest expense:
    Company-obligated mandatorily redeemable trust preferred securities
      of subsidiary trust (Note K)                                                           2,668          2,668          2,668
    Sterling Capital Mortgage Company                                                          752            352            304
  Other                                                                                     13,457         11,969         11,126
                                                                                          --------       --------        -------
    Total noninterest expense                                                               89,927         78,026         66,572
                                                                                          --------       --------        -------
Income before income taxes                                                                  38,861         31,088         27,215

Provision for income taxes (Note L)                                                         12,281          9,665          8,910
                                                                                          --------       --------        -------
Net income                                                                                $ 26,580       $ 21,423        $18,305
                                                                                          ========       ========        =======
Earnings per share (Note O):
  Basic                                                                                   $   1.02       $   0.83        $  0.73
                                                                                          ========       ========        =======
  Diluted                                                                                 $   1.00       $   0.81        $  0.70
                                                                                          ========       ========        =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(In thousands except share amounts)
--------------------------------------------------------------------------------



                                                                              CONVERTIBLE
                                                                            PREFERRED STOCK                  COMMON STOCK
                                                                       ----------------------------     ------------------------
                                                                          SHARES          AMOUNT          SHARES        AMOUNT
                                                                       ------------    ------------     ---------    -----------
BALANCE AT JANUARY 1, 1998                                                  177             $ 177         24,525        $24,525
  Net income
  Net change in unrealized gain (loss)
   on available-for-sale securities, net of tax
      Total comprehensive income
  Issuance of common stock (Note N)                                                                          360            360
  Common stock issued in exchange for an additional 40 percent
   interest in SCMC (Note B)                                                                                 296            296
  Redemption of common stock                                                                                  (4)            (4)
  Sale of preferred stock                                                    87                87
  Conversion of preferred stock to common stock                            (127)             (127)           349            349
  Cash dividends paid
  ESOP indebtedness repayments
                                                                           ----             -----         ------        -------
BALANCE AT DECEMBER 31, 1998                                                137               137         25,526         25,526

  Net income
  Net change in unrealized gain (loss)
   on available-for-sale securities, net of tax
      Total comprehensive income
  Issuance of common stock (Note M)                                                                          420            420
  Sale of preferred stock                                                     2                 2
  Conversion of preferred stock to common stock                             (50)              (50)            84             84
  Cash dividends paid
  ESOP indebtedness repayments
                                                                           ----             -----         ------        -------
BALANCE AT DECEMBER 31, 1999                                                 89                89         26,030         26,030

  Net income
  Net change in unrealized gain (loss) on
   available-for-sale securities, net of tax
      Total comprehensive income
  Issuance of common stock (Note M)                                                                          153            153
  Sale of preferred stock                                                    39                39
  Conversion of preferred stock to common stock                             (77)              (77)            93             93
  Cash dividends paid
  Purchase of treasury stock                                                                                 (45)           (45)
                                                                           ----             -----         ------        -------
BALANCE AT DECEMBER 31, 2000                                                 51             $  51         26,231        $26,231
                                                                           ====             =====         ======        =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                     ACCUMULATED OTHER
                                                                   COMPREHENSIVE INCOME-
                                                                    NET UNREALIZED GAIN
                                                                   (LOSS) ON AVAILABLE-FOR-
  CAPITAL          RETAINED               ESOP                        SALE SECURITIES,          TOTAL SHAREHOLDERS'
  SURPLUS          EARNINGS           INDEBTEDNESS                      NET OF TAX                    EQUITY
-----------      -----------        ---------------                ------------------------     -------------------
  $19,638         $ 49,815              $(321)                           $   (22)                     $ 93,812
                    18,305                                                                              18,305

                                                                             425                           425
                                                                                                      --------
                                                                                                        18,730
                                                                                                      --------
    2,031                                                                                                2,391

    4,333                                                                                                4,629
      (18)                                                                                                 (22)
    1,276                                                                                                1,363
     (222)                                                                                                 -
                    (4,105)                                                                             (4,105)
                                          135                                                              135
  -------         --------              -----                            -------                      --------
   27,038           64,015               (186)                               403                       116,933

                    21,423                                                                              21,423

                                                                          (1,564)                       (1,564)
                                                                                                      --------
                                                                                                        19,859
                                                                                                      --------
    1,625                                                                                                2,045
       29                                                                                                   31
      (34)                                                                                                 -
                    (4,511)                                                                             (4,511)
                                          186                                                              186
  -------         --------              -----                            -------                      --------
   28,658           80,927                -                               (1,161)                      134,543

                    26,580                                                                              26,580

                                                                           2,212                         2,212
                                                                                                      --------
                                                                                                        28,792
                                                                                                      --------
    1,116                                                                                                1,269
      346                                                                                                  385
      (16)                                                                                                 -
                    (5,243)                                                                             (5,243)
     (567)                                                                                                (612)
  -------         --------              -----                            -------                      --------
  $29,537         $102,264              $ -                              $ 1,051                      $159,134
  =======         ========              =====                            =======                      ========

STERLING BANCSHARES,INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                              2000              1999             1998
                                                                               -----------        ----------        ---------
  Net income                                                                    $  26,580          $  21,423        $  18,305
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Amortization and accretion of premiums and discounts on securities, net           276                404              323
    Provision for credit losses                                                     9,100              8,643            6,232
    Deferred income tax expense                                                      (193)            (1,698)          (1,287)
    Equity in undistributed earnings from Sterling Capital Mortgage Company           -                  -               (470)
    Gain on sale of assets                                                        (12,019)           (11,376)          (6,056)
    Gain on the sale of University of Houston office location                         -                 (450)             -
    Depreciation and amortization                                                   7,472              5,923            6,163
    Write-down of real estate acquired by foreclosure                                 254                -                 75
    Net loans originated or purchased for sale or resale                          (56,785)            14,432           (8,735)
    Increase in accrued interest receivable and other assets                       (6,146)           (21,387)          (3,471)
    Increase in accrued interest payable and other liabilities                        844              6,220              738
                                                                                ---------          ---------        ---------
      Net cash (used in) provided by operating activities                         (30,617)            22,134           11,817

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in securities purchased under agreements to resell                     2,971             (7,842)         (17,496)
    Proceeds from maturities and principal paydowns of
     held-to-maturity securities                                                   18,831             23,586           82,464
    Purchases of held-to-maturity securities                                          -              (32,046)         (33,259)
    Proceeds from sale of available-for-sale securities                           158,374                -                -
    Proceeds from maturities and principal paydowns
     of available-for-sale securities                                              71,980             37,690           77,425
    Purchases of available-for-sale securities                                    (11,986)          (306,952)         (65,697)
    Net increase in loans                                                        (112,190)          (178,987)        (156,550)
    Purchase of Bank Owned Life Insurance                                          (5,988)           (25,606)             -
    Proceeds from sale of real estate acquired by foreclosure                         605              1,451            1,589
    Net (increase) decrease in interest-bearing deposits in
     financial institutions                                                          (107)               465             (191)
    Cash and cash equivalents acquired with Sterling Capital Mortgage Company         -                  -              1,219
    Proceeds from sale of University of Houston office location                       -                5,545              -
    Proceeds from sale of premises and equipment                                      375              3,041              820
    Purchase of premises and equipment                                            (11,230)           (10,150)          (7,650)
                                                                                ---------          ---------        ---------
      Net cash provided by (used in) investing activities                         111,635           (489,805)        (117,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposit accounts                                              162,184             76,439          125,487
    Net increase (decrease) in repurchase agreements and federal funds
     purchased                                                                   (221,968)           346,999          (31,741)
    Repayments of notes payable                                                       -               (1,883)            (417)
    Proceeds from issuance of common and preferred stock                            1,654              2,076            3,754
    Redemption of common stock                                                        -                  -                (23)
    Purchase of treasury stock                                                       (612)               -                -
    Payments of cash dividends                                                     (5,243)            (4,511)          (4,105)
                                                                                ---------          ---------        ---------
      Net cash (used in) provided by financing activities                         (63,985)           419,120           92,955
                                                                                ---------          ---------        ---------
Net increase (decrease) in cash and cash equivalents                               17,033            (48,551)         (12,554)
Cash and cash equivalents at beginning of year                                     91,139            139,690          152,244
                                                                                ---------          ---------        ---------
Cash and cash equivalents at end of year                                        $ 108,172          $  91,139        $ 139,690
                                                                                =========          =========        =========
Supplemental information:
     Income taxes paid                                                          $  18,700          $   7,250        $   9,206
                                                                                =========          =========        =========
     Interest paid                                                              $  58,349          $  33,793        $  30,013
                                                                                =========          =========        =========
     Noncash investing and financing activities:
       Acquisition of real estate through foreclosure of collateral             $   1,192          $     643        $   2,694
                                                                                =========          =========        =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

   ORGANIZATION - Sterling Bancshares, Inc. (hereinafter, collectively with its subsidiaries, the "Company" or "Bancshares"), headquartered in Houston, Texas, is a bank holding company that provides commercial and retail banking services in the Houston metropolitan area through the community banking offices of Sterling Bank, a banking association chartered under the laws of the State of Texas ("Bank"). In December 2000, the Bank began operations in Dallas, Texas. Also, the Company provides mortgage banking services through its 80 percent ownership of Sterling Capital Mortgage Company ("SCMC").

   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES - The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and the prevailing practices within the banking industry. A summary of significant accounting policies follows:

   BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Bancshares and its subsidiaries. Intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been restated to present the combined financial information of acquisitions accounted for using the pooling of interests method (see Note B).

   USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, and the valuation of foreclosed real estate, deferred tax assets and trading activities.

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

   Management's judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company's control.

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

   PREMISES AND EQUIPMENT - Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation and amortization.
   Depreciation expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter.

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

   EARNINGS PER SHARE - Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares issuable upon conversion of preferred stock and issuable upon exercise of outstanding stock options.

   COMPREHENSIVE INCOME - Comprehensive income includes all changes in equity during the period presented that result from transactions and other econmic events other than transactions with shareholders. The Company reports comprehensive income in the consolidated statements of shareholders' equity.

   SEGMENT INFORMATION - The Company considers its business as two operating segments: commercial banking and mortgage banking. The company has disclosed separately results of operations relating to the two segments in Note S to the consolidated financial statements.

   RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform to current year presentation. All reclassifications have been applied consistently for the periods presented.

   RECENT ACCOUNTING STANDARDS - Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Upon implementation of SFAS No. 133, $56.1 million of securities classified as held-to-maturity were redesignated as available-for-sale or trading. The securities had a fair value of $56.1 million. The company has no derivative instruments. Management believes the implementation of this pronouncement did not have any other material effect on the Company's financial statements.

   Effective January 1, 2000, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
   Liabilities".   This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Management believes the implementation of this pronouncement did not have a material effect on the Company's financial statements.

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


                                                             SHARES OF                                    TOTAL DEPOSITS
                                                          COMPANY COMMON          TOTAL ASSETS AT        AT ACQUISITION
   ACQUIRED ENTITY              ACQUISITION DATE           STOCK ISSUED          ACQUISITION DATE             DATE
   ---------------              ----------------         ---------------         ----------------        ---------------
Humble National Bank           June 30, 1998                   855,000           $ 54 million          $  49 million
Hometown Bancshares, Inc. (1)  November 20, 1998             1,375,000             92 million             84 million
B.O.A. Bancshares, Inc. (2)    June 1, 1999                  1,854,600            115 million            103 million
------------------------------------------------------------------------------------------------------------------------

(1) Hometown Bancshares, Inc. was the bank holding company for Clear Lake National Bank.
(2)   B.O.A.  Banchares, Inc.  was the bank holding company for Houston
      Commerce Bank.

   On July 2, 1998, the Company acquired an additional 40 percent of Sterling Capital Mortgage Company ("SCMC") in exchange for 296,287 shares of the Company's common stock valued at approximately $4.6 million. As a result of the transaction, the Company owned 80 percent of SCMC. The transaction has been accounted for as a purchase. This transaction resulted in $4.7 million in goodwill, which is being amortized over 20 years. The results of operations from SCMC are included in the consolidated statements of the Company beginning July 2, 1998. If the results of operations of SCMC had been included in consolidated income as though the acquisition of the additional 40 percent had occurred January 1, 1998, there would have been no material change in reported net income and earnings per share for 1998.

   On March 22, 2001, the Company acquired CaminoReal Bancshares of Texas, Inc. ("CaminoReal") and its subsidiary bank, CaminoReal Bank, National Association, for an aggregate cash purchase price of $51.8 million. CaminoReal Bank has four banking offices in San Antonio, Texas and four banking offices in the south Texas cities of Eagle Pass, Carrizo Springs, Crystal City and Pearsall. The Company anticipates completing operational integration of CaminoReal Bank and Sterling Bank in the second quarter of 2001.

C. CASH AND CASH EQUIVALENTS

   The Bank is required by the Board of Governors of the Federal Reserve System (the "FRB") to maintain average reserve balances. "Cash and cash equivalents" in the consolidated balance sheets includes amounts so restricted of approximately $500 thousand at December 31, 2000 and December 31, 1999.

D. SECURITIES

   The amortized cost and fair value of securities are as follows (in thousands):

                                                                                December 31, 2000
                                                   ------------------------------------------------------------------------
                                                                              GROSS            GROSS
                                                      AMORTIZED            UNREALIZED        UNREALIZED
                                                         COST                 GAINS            LOSSES          FAIR VALUE
                                                   -------------         -------------     -------------     --------------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations
     of U.S. government agencies                    $ 19,072                 $  268            $   65            $ 19,275
Obligations of states and political
     subdivisions                                        703                     21                 -                 724
Mortgage-backed securities and
     collateralized mortgage obligations             166,301                  1,806               413             167,694
Federal Home Loan Bank stock and other
     equity securities                                12,561                      -                 -              12,561
                                                    --------                 ------            ------            --------
Total                                               $198,637                 $2,095            $  478            $200,254
                                                    ========                 ======            ======            ========
HELD-TO-MATURITY
U.S. Treasury securities and obligations
     of U.S. government securities                  $  8,004                 $   47            $    -            $  8,051
Obligations of states and political
     subdivisions                                     73,000                    425               163              73,262
Mortgage-backed securities and
     collateralized mortgage obligations               9,923                      2               177               9,748
                                                    --------                 ------            ------            --------
Total                                               $ 90,927                 $  474            $  340            $ 91,061
                                                    ========                 ======            ======            ========



                                                                                December 31, 2000
                                                   ------------------------------------------------------------------------
                                                                              GROSS            GROSS
                                                      AMORTIZED            UNREALIZED        UNREALIZED
                                                         COST                 GAINS            LOSSES          FAIR VALUE
                                                   -------------         -------------     -------------     --------------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations
     of U.S. government agencies                    $ 51,809                 $    2            $1,039            $ 50,772
Obligations of states and political
     subdivisions                                        780                      6                12                 774
Mortgage-backed securities
     collateralized mortgage obligations             292,049                  1,165             1,908             291,306
Federal Home Loan Bank stock and other
     equity securities                                16,275                      -                 -              16,275
                                                    --------                 ------            ------            --------
Total                                               $360,913                 $1,173            $2,959            $359,127
                                                    ========                 ======            ======            ========
HELD-TO-MATURITY
U.S. Treasury securities and obligations
     of U.S. government agencies                    $ 56,864                 $   17            $  367            $ 56,514
Obligations of states and political
     subdivisions                                     76,037                    142             1,833              74,346
Mortgage-backed securities and
     collateralized mortgage obligations              33,211                    165               493              32,883
                                                    --------                 ------            ------            --------
Total                                               $166,112                 $  324            $2,693            $163,743
                                                    ========                 ======            ======            ========

   The amortized cost and fair value of securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All amounts are shown in thousands.

                                                             HELD-TO-MATURITY                   AVAILABLE-FOR-SALE
                                                      -------------------------------      -----------------------------
                                                        AMORTIZED                            AMORTIZED
                                                          COST           FAIR VALUE            COST          FAIR VALUE
                                                      ------------    ---------------      -------------   -------------
   Due in one year or less                              $ 6,331           $ 6,346            $     50         $     50
   Due after one year through five years                 48,676            48,751              19,072           19,275
   Due after five years thruogh ten years                25,936            26,155                 -                -
   Due after ten years                                       61                61                 653              674
   Mortgage-backed securities and collateralized
    mortgage obligations                                  9,923             9,748             166,301          167,694
   FHLB stock and other equity securities                   -                 -                12,561           12,561
                                                        -------           -------            --------         --------
                                                        $90,927           $91,061            $198,637         $200,254
                                                        =======           =======            ========         ========

   The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 2000 or 1999.

   Securities with carrying values totaling $235.7 million and fair values totaling $237.0 million at December 31, 2000 were pledged to secure public deposits, securities sold under repurchase agreements and Federal Home Loan Bank advances.

E. LOANS

   The loan portfolio consists of various types of loans made principally to borrowers located in the Houston metropolitan area, and is classified by major type as follows (in thousands):


                                                     DECEMBER 31,
                                              ---------------------------
                                                 2000             1999
                                              ----------       ----------
Commercial, financial and industrial          $  435,676       $  411,324
Real estate - commercial                         402,765          339,593
Real estate - mortgage                           145,784          137,848
Real estate - construction                       122,800          110,850
Consumer                                         116,828          119,463
Foreign commercial and industrial                  4,807            5,917
Unearned premium (discount)                          321             (418)
                                              ----------       ----------
    Total loans held for investment            1,228,981        1,124,577
Loans held for sale                              139,148           70,404
                                              ----------       ----------
    Total loans                               $1,368,129       $1,194,981
                                              ==========       ==========

   The recorded investment in impaired loans under SFAS No. 114 is approximately $46.8 million and $30.8 million, at December 31, 2000 and 1999, respectively. Under SFAS No. 114, such impaired loans required an allowance for credit losses of approximately $8.7 million and $6.7 million, respectively.

   The average recorded investment in impaired loans for the years ended December 31, 2000, 1999 and 1998 was $39.7 million, $28.1 million and $20.1 million, respectively.

   Loan maturities and rate sensitivity of the loan portfolio, excluding real estate - mortgage, consumer and foreign loans and unearned discount, at December 31, 2000 are as follows (in thousands):


                                                                  DUE AFTER ONE
                                           DUE IN ONE YEAR       YEAR THROUGH           DUE AFTER
                                              OR LESS              FIVE YEARS           FIVE YEARS           TOTAL
                                          ----------------      ----------------       --------------        -----
Commercial, financial and industrial        $  311,416              $  116,999            $ 7,249           $435,664
Real estate - commercial                       189,758                 197,382             15,358            402,498
Real estate - construction                      77,660                  43,074              1,911            122,645
                                            ----------              ----------            -------           --------
Total                                       $  578,834              $  357,455            $24,518           $960,807
                                            ==========              ==========            =======           ========

Loans with a fixed interest rate            $   95,859              $  357,138            $24,425           $477,422
Loans with a floating interest rate            482,975                     317                 93            483,385
                                            ----------              ----------            -------           --------
Total                                       $  578,834              $  357,455            $24,518           $960,807
                                            ==========              ==========            =======           ========

   As of December 31, 2000 and 1999, loans outstanding to directors, officers and their affiliates were approximately $11.0 million and $10.6 million, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

   An analysis of activity with respect to these related-party loans is as follows (in thousands):

                                                   YEAR ENDED
                                                  DECEMBER 31,
                                               -------------------
                                                 2000        1999
                                               --------    -------
Beginning balance                              $10,632     $ 7,764
New loans and reclassified related loans         8,810       8,621
Repayments                                      (8,422)     (5,753)
                                               -------     -------
Ending balance                                 $11,020     $10,632
                                               =======     =======

F. NONACCRUAL, PAST-DUE AND RESTRUCTURED LOANS

   The following table presents information relating to nonaccrual, past-due and restructured loans (in thousands):

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                 ------------------
                                                  2000        1999
                                                 ------      ------
Nonaccrual loans                                 $8,081      $5,501
Loans 90 days or more past due, not on
 nonaccrual status                                  604         351
Restructured loans, performing                    1,298         218
                                                 ------      ------
                                                 $9,983      $6,070
                                                 ======      ======

   As of December 31, 2000 and 1999, interest foregone on nonaccrual loans was $463 thousand and $356 thousand, respectively.

G. ALLOWANCE FOR CREDIT LOSSES

   An analysis of activity in the allowance for credit losses is as follows (in thousands):

                                                   YEAR ENDED
                                                  DECEMBER 31,
                                      ----------------------------------
                                       2000           1999         1998
                                      -------       -------      -------
Balance at beginning of year          $13,187       $10,829      $ 8,278
    Provisions                          9,100         8,643        6,232
    Loans charged off                   7,453         7,120        4,288
    Loan recoveries                      (859)         (835)        (607)
                                      -------       -------      -------
      Net loans charged off             6,594         6,285        3,681
                                      -------       -------      -------
Balance at end of year                $15,693       $13,187      $10,829
                                      =======       =======      =======

H. PREMISES AND EQUIPMENT

   Premises and equipment are summarized as follows (in thousands):

                                                     DECEMBER 31,
                                                 --------------------
                                                   2000         1999
                                                 --------     -------
Land                                              $ 9,679     $ 9,646
Buildings and improvements                         30,981      27,896
Furniture, fixtures and equipment                  35,412      29,243
                                                  -------     -------
                                                   76,072      66,785

Less accumulated depreciation and amortization     31,238      25,782
                                                  -------     -------
Total                                             $44,834     $41,003
                                                  =======     =======

I.  DEPOSITS

   Included in certificates of deposit and other time deposits are certificates of deposit in amounts of $100,000 or more. The remaining maturities of these certificates are summarized as of December 31, 2000 as follows (in thousands):


   Three months or less                  $145,014
   Four through six months                 50,502
   Seven through twelve months             37,163
   Thereafter                              15,476
                                         --------
                                         $248,155
                                         ========

   Interest expense for certificates of deposit in excess of $100,000 was approximately $12.0 million, $8.4 million, and $8.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   The Bank has no brokered deposits and there are no major concentrations of deposits.

J. OTHER BORROWED FUNDS

   Other borrowed funds are summarized as follows (in thousands):

                                                           2000            1999
                                                         --------        --------
   Federal Home Loan Bank advances                       $128,000        $318,495
   Securities sold under agreements to repurchase           8,745           8,837
   Promissory notes payable to unaffiliated third party     3,619          35,000
                                                         --------        --------
                                                         $140,364        $362,332
                                                         ========        ========

   The Bank has an available line of credit with the Federal Home Loan Bank of Dallas, which allows the Bank to borrow on a collateralized basis. At December 31, 2000, the Bank had $128 million, bearing an interest rate of 6.74%, borrowed under this line of credit, with a maturity of four days. This amount was repaid in January 2001.

   Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows (dollars in thousands):

                                                        2000            1999
                                                      --------        --------
   Average balance during the year                    $ 10,124        $ 11,038
   Average interest rate during the year                  5.52%           4.16%
   Maximum month-end balance during the year          $  8,745        $ 11,553
   Average interest rate at the end of the year           5.94%           4.82%

   At December 31, 2000, the Bank has two promissory notes outstanding bearing an interest rate of 5.81%. These notes matured and were repaid in February 2001.

   Finally, the Bank has available lines for federal funds purchased at correspondent banks. These funds are generally outstanding for periods of less than one week. As of December 31, 2000, there were no outstanding balances related to these lines.

K. TRUST PREFERRED SECURITIES

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

L. INCOME TAXES

   The components of the provision for income taxes follow (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                     -----------------------------------
                                      2000           1999         1998
                                     ------         ---------     ------
   Current expense                   $12,474        $11,363      $ 9,961
   Deferred benefit                     (193)        (1,698)      (1,051)
                                     -------        -------      -------
       Total                         $12,281        $ 9,665      $ 8,910
                                     =======        =======      =======

   The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate on operations as follows (in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------
                                                                       2000              1999               1998
                                                                      ------             -----             ------
Taxes calculated at statutory rate                                   $13,601            $10,881            $ 9,529
Increase (decrease) resulting from:
    Tax-exempt interest income                                        (1,143)              (979)              (618)
    Tax-exempt income  from bank-owned life insurance                   (661)              (212)               -
    Goodwill amortization                                                157                151                130
    Adjustments to valuation  allowance                                  -                  -                 (230)

    Other, net                                                           327               (176)                99
                                                                     -------             -------           -------
Income tax expense                                                   $12,281             $ 9,665           $ 8,910
                                                                     =======             =======           =======

   Significant deferred tax assets and liabilities at December 31, 2000 and 1999, were as follows (in thousands):

                                                                                DECEMBER 31,
                                                                         ----------------------
                                                                         2000              1999
                                                                         ----              ----
Deferred tax assets:
 Net unrealized loss on available-for-sale securities                 $     -            $   625
 Real estate acquired by foreclosure                                      143                 99
 Allowance for credit losses                                            5,492              4,437
 Netoperating loss carry forward                                          215                257
 Deferred compensation                                                    552                429
 Other                                                                      -                  2
                                                                       ------             ------
   Total deferred tax assets                                            6,402              5,849
Deferred tax liabilities:
 Net unrealized gains on available-for-sale securities                    566                  -
 Depreciable assets                                                       907                636
 Earnings from Sterling Capital Mortgage Company                          396                396
 Federal Home Loan Bank stock dividends                                   711                263
 Other                                                                    412                146
                                                                       ------             ------
   Total deferred tax liabilities                                       2,992              1,441
                                                                       ------             ------
Net deferred tax assets before valuation allowance                      3,410              4,408
Valuation allowance                                                       262                262
                                                                       ------             ------
Net deferred tax assets                                                $3,148             $4,146
                                                                       ======             ======

M. EMPLOYEE BENEFITS

   PROFIT SHARING PLAN - The Company's profit sharing plan includes substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but generally equal up to 10% of the Company's pretax income, subject to IRS limitations. Employee contributions to 401(K) plan accounts are optional. Beginning in 1997, the Company matched 50 percent of the employee's contribution, up to 6 percent of the employee's base pay. Profit sharing contributions are accrued and funded currently. Total profit sharing expense for 2000, 1999 and 1998 was approximately $2.9 million, $2.5 million, and $2.3 million, respectively.

   STOCK-BASED COMPENSATION - During April 1994, the Company adopted the "1994 Stock Incentive Plan" (the "Stock Plan"). The Stock Plan provides for a maximum of 2,000,000 shares of the Company's common stock to be issued. No options or performance shares may be granted under the Stock Plan after April 2004. Options are granted to officers and employees at exercise prices determined by the Compensation Committee of the Board of Directors. These options generally have exercise prices equal to the fair market value of the common stock at the date of grant and vest ratably over a four-year period. Options granted under the plan must be exercised not later than ten years from the date of grant. Stock grant awards may also be made under the Stock Plan with compensation expense recognized for any stock grant awards. A total of 4,250, 200, and 1,400 stock grants were awarded under the Stock Plan during 2000, 1999 and 1998, respectively.

   A summary of changes in outstanding options, as restated for stock splits, is as follows (shares in thousands):

                                                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------------------
                                                              2000                         1999                      1998
                                                      --------------------------     ----------------------  ----------------------
                                                                    WEIGHTED                   WEIGHTED                 WEIGHTED
                                                                    AVERAGE                    AVERAGE                  AVERAGE
                                                      SHARES     EXERCISE PRICE      SHARES  EXERCISE PRICE  SHARES  EXERCISE PRICE
                                                     ---------  ----------------     ------ ---------------- ----------------------
Shares under option, beginning of year                1,049          $ 9.18           951       $ 7.50       1,134       $ 4.68
    Shares granted                                      303           11.82           320        12.07         225        14.68
    Shares canceled/expired                             (53)          11.41           (73)       11.82         (74)        4.56
    Shares exercised                                    (99)           4.97          (149)        3.47        (334)        3.42
                                                     ------          ------        ------       ------       -----       ------
Shares under option, end of year                      1,200          $ 9.68         1,049       $ 9.18         951       $ 7.50
                                                     ======          ======        ======       ======       =====       ======
Shares exercisable, end of year                         580                           502                      423
                                                     ======                        ======                    =====
Shares reserved for future granting
    of options, end of year                             410                           713                    1,033
                                                     ======                        ======                    =====

Weighted average fair value of options
    granted during the year                                          $ 4.21                     $ 3.87                   $ 5.09
                                                                     ======                     ======                   ======

Range of exercise prices of options
    granted during the year                              $ 8.88 - $19.97         $10.38 - $14.84         $12.63 - $17.38


Range of exercise prices of options
    exercised during the year                            $ 1.05 - $13.75         $ 0.95 - $12.66         $ 0.95 - $13.88

   If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards, there would have been no material impact on the Company's reported net income or earnings per share.

   The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       2000        1999        1998
                                       ----        ----        -----
        Expected life (years)          5.17         5.51       7.57
        Risk free interest rate        5.03%        6.63%      4.64%
        Volatility                    28.97%       26.88%     26.23%
        Dividend yield                 1.11%        1.79%      1.19%

   STOCK PURCHASE PLAN - The Company offers the 1994 Employee Stock Purchase Plan (the "Purchase Plan"), which is a compensatory benefit plan, to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan provides for an aggregate of 675,000 shares of the Company's common stock to be issued under the Plan with no more than 67,500 shares available during any annual offering. The purchase price for shares available under the Purchase Plan is equal to the fair market value on the date of the offering. During 2000 and 1999, 4,311 and 5,091 shares, respectively, were purchased and 7,426 and 21,298 shares, respectively, were subscribed for through payroll deduction for a maximum of two years. Shares are issued upon full payment.

N. SHAREHOLDERS' EQUITY

   STOCK SPLITS - The Board of Directors declared stock splits effected in the form of stock dividends as follows:

   DECLARATION DATE            SPLIT RATIO           DISTRIBUTION DATE
   -------------------     -----------------     -----------------------
   January 26, 1998              3-for-2            February 20, 1998

   PREFERRED STOCK - The Board of Directors has approved the sale of convertible preferred stock in series pursuant to confidential private placement memoranda upon the opening of various banking offices. The shares are sold to investors who may assist in the business development efforts of the opening office and are convertible to common shares dependent on that banking office meeting certain performance and deposit growth goals. During 2000, 77,000 shares of preferred stock under Series E, Series F and Series G issued in 1998 were converted into 92,750 common shares. At December 31, 2000, there are 50,500 convertible preferred shares outstanding. These shares are convertible into a maximum of 63,125 shares of common stock if the performance and deposit growth goals of the banking offices are achieved.

O. EARNINGS PER COMMON SHARE

   Earnings per common share was computed based on the following (in thousands, except per share data):



                                                                   2000                 1999                   1998
                                                         ---------------------------------------------------------------------
                                                            AMOUNT    PER SHARE    AMOUNT   PER SHARE    AMOUNT    PER SHARE
                                                         ---------------------------------------------------------------------
Net income                                                 $26,580                $21,423                $18,305
                                                           =======                =======                =======
Basic:
 Weighted average shares outstanding                        26,144     $1.02       25,806      $0.83      25,234      $0.73
                                                                       =====                   =====                  =====
Diluted:
 Add incremental shares for:
   Assumed exercise of outstanding options                     340                    365                    567
   Assumed conversion of preferred stock                        71                    166                    397
                                                           -------                -------                -------
Total                                                       26,555     $1.00       26,337      $0.81      26,198      $0.70
                                                           =======     =====      =======      =====     =======      =====


   The incremental shares for the assumed exercise of the outstanding options was determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock was determined assuming applicable performance goals had been met.

P. COMMITMENTS AND CONTINGENCIES

   LEASES - A summary as of December 31, 2000, of noncancelable future operating lease commitments follows (in thousands):


               2001                                  $ 2,526
               2002                                    2,508
               2003                                    2,658
               2004                                    2,448
               2005                                    1,838
               Thereafter                              7,632
                                                     -------
               Total                                 $19,610
                                                     =======

   Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $3.6 million, $2.2 million, and $1.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   LITIGATION - The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements.

Q. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

   The following is a summary of the various financial instruments entered into by the Bank (in thousands):

                                                         DECEMBER 31,
                                                      -------------------
                                                      2000           1999
                                                      ----           ----
    Financial instruments whose contract amount
       represents credit risk:
         Commitments to extend credit               $206,810       $171,362
         Standby letters of credit                    19,191         12,530
         Mortgages sold with recourse                383,301        186,881


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

R. REGULATORY MATTERS

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

   To meet the capital adequacy requirements, the Company must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2000 and 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

   As of December 31, 2000, the most recent notification categorized the Bank as "well capitalized" under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table:


                                                                                                                   TO BE WELL
                                                                                                               CAPITALIZED UNDER
                                                                                      FOR CAPITAL              PROMPT CORRECTIVE
                                                              ACTUAL               ADEQUACY PURPOSES           ACTION PROVISIONS
                                                     ---------------------        -------------------         --------------------
                                                     AMOUNT          RATIO        AMOUNT        RATIO         AMOUNT         RATIO
                                                     ------          -----        ------        -----         ------         -----
    As of December 31, 2000:
    Total Capital (to Risk Weighted Assets)         $195,326        11.51 %      $135,761       8.0 %
    Tier I Capital (to Risk Weighted Assets)         182,842        10.78 %        67,845       4.0 %
    Tier I Capital (to Average Assets)               182,842         9.39 %        77,888       4.0 %

    As of December 31, 1999:
    Total Capital (to Risk Weighted Assets)         $172,912        11.83 %      $116,931       8.0 %
    Tier I Capital (to Risk Weighted Assets)         159,636        10.92 %        58,475       4.0 %
    Tier I Capital (to Average Assets)               159,636         8.28 %        77,119       4.0 %

    STERLING BANK:
    As of December 31, 2000:
    Total Capital (to Risk Weighted Assets)         $181,934        10.73 %      $135,645       8.0 %       $169,556         10.0 %
    Tier I Capital (to Risk Weighted Assets)         169,450        10.00 %        67,780       4.0 %        101,670          6.0 %
    Tier I Capital (to Average Assets)               169,450         8.73 %        77,652       4.0 %         97,065          5.0 %

    As of December 31, 1999:
    Total Capital (to Risk Weighted Assets)         $151,768        10.41 %      $116,632       8.0 %       $145,791         10.0 %
    Tier I Capital (to Risk Weighted Assets)         138,581         9.51 %        58,289       4.0 %         87,433          6.0 %
    Tier I Capital (to Average Assets)               138,581         7.19 %        77,090       4.0 %         96,362          5.0 %


   DIVIDEND RESTRICTIONS - Dividends paid by the Bank and the Company are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $72.5 million and $51.4 million available for payment of dividends at December 31, 2000, by the Bank and the Company, respectively.

S.  SEGMENTS

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

   Summarized financial information by operating segment for the years ended December 31, 2000 and 1999 follows:


                                                     2000                                           1999
                                    -------------------------------------       -----------------------------------------
                                    COMMERCIAL   MORTGAGE                       COMMERCIAL         MORTGAGE
                                     BANKING     BANKING          TOTAL          BANKING           BANKING         TOTAL
                                    ----------  --------        ---------       ----------       -----------       ------
   Net interest income           $   98,321      $     -       $   98,321     $   88,489         $     -       $   88,489
   Noninterest income                17,771       21,796           39,567         15,683          13,585           29,268
                                 ----------      -------       ----------     ----------         -------       ----------
          Total revenue             116,092       21,796          137,888        104,172          13,585          117,757
   Provision for credit
    losses                            9,100            -            9,100          8,643               -            8,643
   Noninterest expense               73,218       16,709           89,927         66,985          11,041           78,026
                                 ----------      -------       ----------     ----------         -------       ----------
   Income before income
    taxes                            33,774        5,087           38,861         28,544           2,544           31,088
   Provision for income taxes        10,200        2,081           12,281          8,552           1,113            9,665
                                 ----------      -------       ----------     ----------         -------       ----------
          Net income             $   23,574      $ 3,006       $   26,580     $   19,992         $ 1,431       $   21,423
                                 ==========      =======       ==========     ==========         =======       ==========
   Total assets                  $1,920,327      $ 4,804       $1,925,131     $1,955,154         $ 4,326       $1,959,480
                                 ==========      =======       ==========     ==========         =======       ==========

   Intersegment interest was paid to Sterling Bank by SCMC in the amount of $7.4 million and $4.1 million for the years ended December 31, 2000 and 1999, respectively. Total loans in the mortgage warehouse of $136.0 million and $70.4 million were eliminated in consolidation at December 31, 2000 and 1999, respectively.

T. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL STATEMENTS

   Fair values were estimated by management as of December 31, 2000 and 1999, and required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

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

   The estimated fair values of the Company's financial instruments are as follows (in thousands):


                                                                                      DECEMBER 31,
                                                   --------------------------------------------------------------------------
                                                                  2000                                   1999
                                                   ----------------------------------      ----------------------------------
                                                     CARRYING            ESTIMATED           CARRYING             ESTIMATED
                                                      AMOUNT            FAIR VALUE            AMOUNT              FAIR VALUE
                                                   -----------         -------------       ------------         -------------
Financial assets:
   Cash and short-term investments                $  146,277            $  146,277          $  132,108            $  132,108
   Available-for-sale securities                     200,254               200,254             359,127               359,127
   Held-to-maturity securities                        90,927                91,061             166,112               163,743
   Loans held for sale                               139,148               139,148              70,404                70,404
   Loans held for investment                       1,228,981             1,218,859           1,124,577             1,117,581
   Less allowance for credit losses                  (15,693)              (15,693)            (13,187)              (13,187)
                                                  ----------            ----------          ----------            ----------
Total                                             $1,789,894            $1,779,906          $1,839,141            $1,829,776
                                                  ==========            ==========          ==========            ==========
Financial liabilities:
   Deposits                                       $1,577,735            $1,578,140          $1,415,551            $1,415,888
   Other borrowed funds                              140,364               140,364             362,332               362,332
                                                  ----------            ----------          ----------            ----------
Total                                             $1,718,099            $1,718,504          $1,777,883            $1,778,220
                                                  ==========            ==========          ==========            ==========
Off-balance-sheet instruments:
   Commitments to extend credit                                          (   -   )                                 (   -   )
   Standby letters of credit                                             (   -   )                                 (   -   )

U. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):





                                                      2000                                    1999
                                    ------------------------------------------ ---------------------------------------
                                        FOURTH    THIRD    SECOND     FIRST    FOURTH      THIRD     SECOND    FIRST
                                       QUARTER   QUARTER   QUARTER   QUARTER   QUARTER    QUARTER    QUARTER   QUARTER
                                    -----------  -------   -------  ---------  -------    --------  ---------  --------
Interest income                        $ 39,992  $40,514  $38,750    $37,174  $36,278    $31,112    $28,546    27,685
Interest expense                         14,749   15,710   14,253     13,397   12,082      8,729      7,085     7,236
                                       --------  -------  -------  ---------  -------   --------  ---------    ------
    Net interest income                  25,243   24,804   24,497     23,777   24,196     22,383     21,461    20,449
Provision for credit losses               2,721    2,206    2,149      2,024    2,929      1,928      2,088     1,698
                                       --------  -------  -------  ---------  -------   --------  ---------    ------
Net interest income after
    provision for credit losses          22,522   22,598   22,348     21,753   21,267     20,455     19,373    18,751
Noninterest income                       12,354   10,177    9,872      7,164    8,198      7,184      7,597     6,289
Noninterest expense                      24,455   22,746   22,431     20,295   20,482     19,251     20,459    17,834
                                       --------  -------  -------  ---------  -------   --------  ---------    ------
    Income before income taxes           10,421   10,029    9,789      8,622    8,983      8,388      6,511     7,206
Provision for income taxes                3,450    3,115    3,097      2,619    2,789      2,657      1,889     2,330
                                       --------  -------  -------  ---------  -------   --------  ---------    ------
    Net income                         $  6,971  $ 6,914  $ 6,692    $ 6,003  $ 6,194    $ 5,731    $ 4,622     4,876
                                       ========  =======  =======  =========  =======   ========  =========    ======
Earnings per share:
    Basic                              $   0.27  $  0.26    $0.26      $0.23    $0.24      $0.22      $0.18     $0.19
                                       ========  =======  =======  =========  =======   ========  =========    ======
    Diluted                            $   0.26  $  0.26    $0.25      $0.23    $0.23      $0.22      $0.18     $0.19
                                       ========  =======  =======  =========  =======   ========  =========    ======
Shares used in computing
    earnings per share:
    Basic                                26,207   26,177   26,135     26,057   26,014      25,920    25,720    25,770
                                       ========  =======  =======  =========  ========  =========  ========    ======
    Diluted                              26,762   26,629   26,459     26,368   26,438      26,442    26,271    26,303
                                       ========  =======  =======  =========  =======   =========  ========    ======


   Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

   All quarters have been restated to present the combined financial information of acquisitions accounted for using the pooling of interests method.

V.   SUBSEQUENT EVENTS

   On March 1, 2001, Sterling Bancshares, Inc. announced that it has entered into a definitive merger agreement to acquire Houston based Lone Star Bancorporation, Inc., and its subsidiary bank, Loan Star Bank in a stock-for-stock merger. The merger agreement provides that the shareholders of Lone Star Bancorporation, Inc. will receive an aggregate of 1,760,000 shares of common stock of Sterling for all of the outstanding common stock, assuming that all outstanding Lone Star stock options are exercised. As of December 31, 2000, Lone Star Bancorporation, Inc. had total assets of $152 million, loans of $117 million, and deposits of $141 million. The proposed merger is subject to customary closing conditions, including receipt of all requisite regulatory approval and the approval of Lone Star's shareholders and a determination that the transaction will qualify for pooling accounting treatment.

   In February 2001, the Company formed Sterling Bancshares Capital Trust II ("Trust II") and Sterling Bancshares Capital Trust III, each trust formed under the laws of the State of Delaware. Trust II issued $28,750,000 of 9.20% Trust Preferred Securities and invested the proceeds thereof in the 9.20% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company. The Junior Subordinated Debentures will mature on March 21, 2031, which date may be shortened to a date not earlier than March 21, 2006 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The Trust Preferred Securities will be subject to mandatory redemption if the Junior Subordinated Debentures are repaid by the Company. The Junior Subordinated Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Trust Preferred Securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

   On March 22, 2001, Sterling Bank, Inc. acquired CaminoReal Bancshares of Texas, Inc., based in San Antonio, Texas and its subsidiary bank, CaminoReal Bank, National Association. CaminoReal Bancshares is privately held and is the bank holding company of CaminoReal, National Association, which operates four banking offices in San Antonio and four banking offices in the south Texas cities of Eagle Pass, Carrizo Springs, Crystal City and Pearsall. This acquisition will be accounted for using the purchase method of accounting.


W. PARENT-ONLY FINANCIAL STATEMENTS

STERLING BANCSHARES, INC.
(PARENT COMPANY ONLY)

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                               DECEMBER 31,
                                                                  ---------------------------------------
                                                                         2000                 1999
                                                                  -----------------     -----------------
ASSETS
Cash and cash equivalents                                           $       11,603        $       15,698
Accrued interest receivable and other assets                                 2,004                 4,408
Goodwill, net                                                                  555                   583
Investment in bank subsidiaries                                            173,937               142,728
Investment in Sterling Bancshares Capital Trust I                              889                   889
                                                                 ------------------     -----------------
TOTAL                                                               $      188,988        $      164,306
                                                                  =================     =================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Accrued interest payable and other liabilities                   $          215        $          124
   Notes payable                                                                 -                     -
   ESOP indebtedness                                                             -                     -
   Junior subordinated debentures                                           29,639                29,639
                                                                  -----------------     -----------------
                Total liabilities                                           29,854                29,763

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock                                                              51                    89
   Common stock                                                             26,231                26,030
   Capital surplus                                                          29,537                28,658
   Retained earnings                                                       102,264                80,927
   ESOP indebtedness
   Accumulated other comprehensive income - net
      unrealized loss on available-for-sale securities, net of tax           1,051                (1,161)
                                                                  -----------------     -----------------
                                                                           159,134               134,543
                                                                  -----------------     -----------------
TOTAL                                                               $      188,988        $      164,306
                                                                  =================     =================


STERLING BANCSHARES, INC.
(PARENT COMPANY ONLY)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

                                                           2000              1999              1998
                                                       ------------      ------------      ------------
REVENUES:
  Dividends received from bank subsidiaries             $        -        $       33        $      861
    Interest Income                                              -                 -                 7
                                                       ------------      ------------      ------------
       Total revenues                                            -                33               868

EXPENSES:
  Interest expense:
    Notes payable and ESOP indebtedness                          -                68               175
    Junior subordinated debentures                           2,668             2,668             2,668
    Goodwill amortization                                       28                27                28
    General and administrative                                 990               733               758
                                                       ------------      ------------      ------------
       Total expenses                                        3,686             3,496             3,629

Income (deficit) before equity in undistributed
    earnings of subsidiaries and income taxes               (3,686)           (3,463)           (2,761)

Equity in undistributed earnings of
    subsidiaries                                            28,998            23,418            19,871
                                                       ------------      ------------      ------------

Income before income tax benefit                            25,312            19,955            17,110

Income tax benefit                                           1,268             1,468             1,195
                                                       ------------      ------------      ------------

Net income                                              $   26,580        $   21,423        $   18,305
                                                       ============      ============      ============


STERLING BANCSHARES, INC.
(PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------------------
                                                                                  2000                 1999             1998
                                                                            ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $ 26,580             $ 21,423         $ 18,305
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Amortization of goodwill                                                        28                   27               28
       Equity in undistributed earnings of subsidiary                             (28,998)             (23,418)         (19,871)
       Change in operating assets and liabilities:
          Accrued interest receivable and other assets                              2,404                 (323)          (1,336)
          Accrued interest payable and other liabilities                               92                 (314)          (2,727)
                                                                            --------------        --------------    -----------
                 Net cash provided by (used in) operating activities                  106               (2,605)          (5,601)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of notes payable                                                         -               (1,883)            (417)
    Proceeds from issuance of common stock                                          1,269                2,045            2,391
    Proceeds from issuance of preferred stock                                         385                   31            1,363
    Redemption of common stock                                                          -                    -              (22)
    Purchase of treasury stock                                                       (612)                   -                -
    Payments of cash dividends                                                     (5,243)              (4,511)          (4,105)
                                                                            --------------        --------------    -----------
                 Net cash provided by (used in) financing activities               (4,201)              (4,318)            (790)
                                                                            --------------        --------------    -----------

 NET INCREASE (DECREASE) IN CASH                                                   (4,095)              (6,923)          (6,391)

 CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                                                             15,698               22,621           29,012
                                                                            --------------        --------------    -----------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $ 11,603             $ 15,698         $ 22,621
                                                                            ==============        ==============    ===========