Form 10-Q
period 2001-03-31
STERLING BANCSHARES INC
filed 2001-05-14
CIK 891098

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10 - Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001

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

                       15000 NORTHWEST FREEWAY, SUITE 200
                              HOUSTON, TEXAS 77040
              (Address of principal executive office and zip code)

                                  713-466-8300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 ("Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  [X]       No [ ]


As of March 31,2001, there were outstanding 26,296,136 shares of common stock, par value $1.00 per share, of the registrant.

PART I.  FINANCIAL INFORMATION

ITEM I.  INTERIM FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      MARCH 31,          DECEMBER 31,
                                                                                       2001                  2000
                                                                                    -----------          -----------
                                                                                    (UNAUDITED)
ASSETS
Cash and cash equivalents                                                           $   121,449          $   108,172
Interest-bearing deposits in financial institutions                                       1,149                  242
Securities purchased with an agreement to resell                                         48,881               37,863
Available-for-sale securities, at fair value                                            277,561              200,254
Held-to-maturity securities, at amortized cost                                           85,805               90,927
Loans held for sale                                                                     215,821              139,148

Loans held for investment                                                             1,403,309            1,228,981
Allowance for credit losses                                                             (18,572)             (15,693)
                                                                                    -----------          -----------
     Loans, net                                                                       1,384,737            1,213,288
Accrued interest receivable                                                              10,463               11,121
Real estate acquired by foreclosure                                                       1,895                1,702
Premises and equipment, net                                                              52,017               44,834
Goodwill, net                                                                            25,820                5,952
Other assets                                                                             91,260               71,628
                                                                                    -----------          -----------
TOTAL ASSETS                                                                        $ 2,316,858          $ 1,925,131
                                                                                    ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
     Noninterest-bearing                                                            $   652,699          $   561,938
     Interest-bearing                                                                   763,813              613,179
Certificates of deposit and other time deposits                                         498,779              402,618
                                                                                    -----------          -----------
     Total deposits                                                                   1,915,291            1,577,735
Securities sold under agreements to repurchase and other borrowed funds                 155,390              140,364
Accrued interest payable and other liabilities                                           20,026               17,096
                                                                                    -----------          -----------
     Total liabilities                                                                2,090,707            1,735,195

COMPANY-OBLIGATED MANDITORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST                                      57,500               28,750

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                                    2,290                2,052

Shareholders' equity:
     Convertible preferred stock, $1 par value, 1 million shares authorized                  40                   51
     Common stock, $1 par value, 50 million shares authorized                            26,296               26,231
     Capital surplus                                                                     30,109               29,537
     Retained earnings                                                                  107,201              102,264
     Accumulated other comprehensive income--net unrealized loss on
        available-for-sale securities, net of tax                                         2,715                1,051
                                                                                    -----------          -----------
        Total shareholders' equity                                                      166,361              159,134
                                                                                    -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 2,316,858          $ 1,925,131
                                                                                    ===========          ===========


             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousands)

                                                                                Three Months
                                                                               Ended March 31,
                                                                               ---------------
                                                                            2001          2000
                                                                            ----          ----
                                                                                (Unaudited)
Interest income:
    Loans, including fees                                                $32,663         $28,182
    Securities:
       Taxable                                                             3,595           7,343
       Tax-exempt                                                            795             829
    Federal funds sold and securities purchased under agreements
       to resell                                                             845             813
    Deposits in financial institutions                                         7               7
                                                                         -------         -------
         Total interest income                                            37,905          37,174

Interest expense:
    Demand and savings deposits                                            4,502           4,293
    Certificates and other time deposits                                   5,928           4,568
    Other borrowed funds                                                   1,989           4,536
                                                                         -------         -------
         Total interest expense                                           12,419          13,397
                                                                         -------         -------
         NET INTEREST INCOME                                              25,486          23,777

            Provision for credit losses                                    2,300           2,024
                                                                         -------         -------
         NET INTEREST INCOME AFTER
           PROVISION FOR CREDIT LOSSES                                    23,186          21,753

Noninterest income:
    Customer service fees                                                  2,651           2,533
    Gain on sale of mortgage loans                                         4,284           1,789
    Other                                                                  5,646           2,842
                                                                         -------         -------
         Total noninterest income                                         12,581           7,164

Noninterest expense:
    Salaries and employee benefits                                        14,866          11,596
    Occupancy expense                                                      3,557           2,940
    Net loss and carrying costs of real estate acquired by
       foreclosure                                                            14               7
    FDIC assessment                                                           71              59
    Technology                                                             1,133             888
    Postage and delivery charges                                             484             384
    Supplies                                                                 390             363
    Professional fees                                                        534             395
    Minority interest expense:
       Company-obligated mandatorily redeemable trust preferred
         securities of subsidiary trust                                      748             667
       Sterling Capital Mortgage Company                                     331              24
    Other                                                                  4,385           2,972
                                                                         -------         -------
         Total noninterest expense                                        26,513          20,295

         NET INCOME BEFORE INCOME TAXES                                    9,254           8,622
            Provision for income taxes                                     2,870           2,619
                                                                         -------         -------
         NET INCOME                                                      $ 6,384         $ 6,003
                                                                         =======         =======

EARNINGS PER SHARE:
    Basic                                                                $  0.24         $  0.23
                                                                         =======         =======
    Diluted                                                              $  0.24         $  0.23
                                                                         =======         =======

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                ----------------------------
                                                                                                2001                2000
                                                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $   6,384          $   6,003
     Adjustments to reconcile net income to net cash used in
        operating activities:
           Amortization and accretion of premiums and discounts
              on securities, net                                                                    36                 35
           Gain on the sale of available-for-sale securities                                       (10)                --
           Provision for credit losses                                                           2,300              2,024
           Write-downs, less gains on sale, of real estate acquired by
              foreclosure and repossessed assets                                                   (38)                (9)
           Depreciation and amortization                                                         1,780              1,713
           Net (decrease) increase in loans held for sale                                      (76,673)            11,071
           Net increase in accrued interest receivable and other assets                        (17,580)           (17,630)
           Net increase (decrease) in accrued interest payable and other liabilities               517             (8,001)
                                                                                             ---------          ---------
              Net cash used in operating activities                                            (83,284)            (4,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in securities purchased under agreements to resell                           (11,018)            (1,810)
     Proceeds from maturity and paydowns of held-to-maturity securities                          5,055              6,111
     Proceeds from the sale of available-for-sale securities                                    42,624                 --
     Proceeds from maturity and paydowns of available-for-sale securities                       17,635             10,188
     Purchases of available-for-sale securities                                                (39,252)                --
     Net increase in loans held for investment                                                 (25,916)            (6,150)
     Proceeds from sale of real estate acquired by foreclosure                                     339                172
     Net increase in interest-bearing deposits in financial institutions                          (907)              (306)
     Purchase of CaminoReal Bancshares, Inc.                                                   (51,813)                --
     Cash and cash equivalents acquired with CaminoReal Bancshares, Inc.                        35,468                 --
     Proceeds from sale of premises and equipment                                                1,414                 15
     Purchase of premises and equipment                                                         (4,510)            (3,391)
                                                                                             ---------          ---------
              Net cash (used in) provided by investing activities                              (30,881)             4,829

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposit accounts                                                           88,701             77,121
     Net increase (decrease) in repurchase agreements/funds purchased                           10,812            (81,549)
     Proceeds from issuance of common stock and preferred stock                                    626                 74
     Issuance of company-obligated mandatorily redeemable trust preferred securities            28,750                 --
     Dividends paid                                                                             (1,447)            (1,306)
                                                                                             ---------          ---------
              Net cash provided by (used in) financing activities                              127,442             (5,660)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            13,277             (5,625)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                       108,172             91,139
                                                                                             ---------          ---------
     End of period                                                                           $ 121,449          $  85,514
                                                                                             =========          =========

SUPPLEMENTAL INFORMATION:
     Income taxes paid                                                                       $      --          $   4,500
                                                                                             =========          =========
     Interest paid                                                                           $  13,045          $  14,189
                                                                                             =========          =========
     Noncash investing and financing activities:
        Acquisitions of real estate through foreclosure of collateral                        $     450          $     195
                                                                                             =========          =========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.       BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 2000.

2.       EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                              THREE MONTHS ENDED MARCH 31,
                                     ----------------------------------------------
                                             2001                     2000
                                     ---------------------    ---------------------
                                     AMOUNT      PER SHARE    AMOUNT      PER SHARE
                                     ------      ---------    ------      ---------
Net income                             $6,384                   $6,003
                                       ======                   ======
Basic:
    Weighted average shares
      outstanding                      26,273      $ 0.24       26,057      $ 0.23
                                                   ======                   ======
Diluted:
    Add incremental shares for:
      Assumed exercise of
        outstanding options               556                      234
      Assumed conversion of
        preferred stock                    45                       77
                                       ------                   ------
Total                                  26,874      $ 0.24       26,368      $ 0.23
                                       ======      ======       ======      ======


3.       SHAREHOLDERS' EQUITY

The following table displays the changes in shareholders' equity for the three-month periods ended March 31, 2001 and 2000 (in thousands):

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                           2001                       2000
                                                           ----                       ----
Equity, beginning of period                                 $ 159,134                    $134,543
  Comprehensive income:
     Net income                                  $ 6,384                     $ 6,003
     Net change in net unrealized losses
        on AFS securities                          1,664                        (832)
                                                   -----                        ----
        Total comprehensive income                              8,048                       5,171
  Issuance of common stock                                        626                          74
  Cash dividends paid                                          (1,447)                     (1,306)
                                                               ------                      ------
Equity, end of period                                       $ 166,361                    $138,482
                                                            =========                    ========

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

Summarized financial information by operating segment as of and for the three-month periods ended March 31, (in thousands) follows:



                                                   2001                                                    2000
                                           -----------------------------------------     -------------------------------------------
                                             COMMERCIAL      MORTGAGE                     COMMERCIAL      MORTGAGE
                                              BANKING        BANKING         TOTAL        BANKING         BANKING           TOTAL
                                            ----------     ----------     ----------     ----------     ----------     ----------
Net interest income                        $   25,486     $       --     $   25,486     $   23,777     $       --     $   23,777
Noninterest income                              4,700          7,881         12,581          4,429          2,735          7,164
                                           ----------     ----------     ----------     ----------     ----------     ----------
      Total revenue                            30,186          7,881         38,067         28,206          2,735         30,941
Provision for credit losses                     2,300             --          2,300          2,024             --          2,024
Noninterest expense                            19,697          5,786         25,483         17,723          2,572         20,295
Conversion cost related to acquisition          1,030             --          1,030             --             --             --
                                           ----------     ----------     ----------     ----------     ----------     ----------
Income before income taxes                      7,159          2,095          9,254          8,459            163          8,622
Provision for income taxes                      2,100            770          2,870          2,552             67          2,619
                                           ----------     ----------     ----------     ----------     ----------     ----------
      Net income                           $    5,059     $    1,325     $    6,384     $    5,907     $       96     $    6,003
                                           ==========     ==========     ==========     ==========     ==========     ==========

Total assets, March 31                     $2,311,610     $    5,248     $2,316,858     $1,947,769     $    3,221     $1,950,990
                                           ==========     ==========     ==========     ==========     ==========     ==========


Intersegment interest was paid to Sterling by SCMC in the amount of $2.7 million for the three-month period ended March 31, 2001. Total loans in the mortgage warehouse of $211 million were eliminated in consolidation as of March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss future expectations, activities or events and by their nature, they are subject to risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Forward-looking statements speak only as of the date they are made. The Company will not update these forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Many possible factors could affect the Company's future financial performance and actual results may differ materially from what is expressed in any forward-looking statement. Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include, but are not limited to, the following: general business and economic conditions in the markets the Company serves may be less favorable than anticipated which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments; the Company's liquidity requirements could be adversely affected by changes in its assets and liabilities; legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry; competitive factors, including product and pricing pressures among financial services organizations, may increase; and changes in fiscal and governmental policies of the United States federal government could have an adverse effect on the Company's business. For additional discussion of such risks, uncertainties and assumptions, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

SIGNIFICANT DEVELOPMENTS

EXPANSION

On March 1, 2001, the Company announced that it had entered into a definitive merger agreement to acquire Houston based Lone Star Bancorporation, Inc., and its subsidiary bank, Lone Star Bank in a stock-for-stock merger. The merger agreement provides that the shareholders of Lone Star Bancorporation, Inc. will receive an aggregate of 1,760,000 shares of common stock of Sterling for all of the outstanding common stock, assuming that all outstanding Lone Star stock options are exercised. As of December 31, 2000, Lone Star Bancorporation, Inc. had total assets of $152 million, loans of $117 million, and deposits of $141 million. The proposed merger is subject to customary closing conditions, including receipt of all requisite regulatory approval and the approval of Lone Star's shareholders and a determination that the transaction will qualify for pooling accounting treatment.

In February 2001, the Company formed Sterling Bancshares Capital Trust II ("Trust II") and Sterling Bancshares Capital Trust III. On March 21, 2001, Trust II issued 1,150,000 9.20% Trust Preferred Securities (the "Trust Preferred Securities") with an aggregate liquidation value of $28,750,000. Concurrent with the issuance of the Trust Preferred Securities, Trust II issued trust common securities to the Company in the aggregate liquidation value of $889,175. The proceeds of the issuance of the Trust Preferred Securities and trust common securities were invested in the Company's 9.20% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures"). The proceeds of the issuance of the Junior Subordinated Debentures were used by the Company to fund a portion of the cash purchase price for the Company's acquisition of CaminoReal Bancshares of Texas, Inc. The Junior Subordinated Debentures will mature on March 21, 2031, which date may be shortened to a date not earlier than March 21, 2006, if certain conditions are met (including the Company have received prior approval of the Federal Reserve and any other required regulatory approvals). Trust II must redeem the Trust Preferred Securities when the Junior Subordinated Debentures are paid at maturity or upon any earlier prepayment of the Junior Subordinated Debentures. The Junior Subordinated Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Trust Preferred Securities or a change in existing laws that requires Trust II to register as an investment company.

On March 22, 2001, the Company acquired CaminoReal Bancshares of Texas, Inc., based in San Antonio, Texas ("CaminoReal Bancshares") and its subsidiary bank, CaminoReal Bank, National Association. CaminoReal Bancshares was privately held and was the bank holding company of CaminoReal Bank, National Association, which operates four banking offices in San Antonio and four banking offices in the south Texas cities of Eagle Pass, Carrizo Springs, Crystal City and Pearsall. This acquisition was accounted for using the purchase method of accounting. Goodwill totaling $25.1 million was recorded.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO SAME PERIOD IN  2000
NET INCOME - Net income for the first quarter of 2001 was $6.4 million. Included in this amount is $1.0 million in before-tax charges relating to the CaminoReal Bancshares acquisition. Excluding the acquisition charges, operating income for the first quarter of 2001 was $7.1 as compared to $6.0 million for the same period in 2000, an increase of approximately $1.1 million or 17.5%. This increase is attributable to continued loan and deposit growth, maintenance of a net interest margin of 6.02% on a tax-equivalent basis for the period and increased mortgage banking activity.

NET INTEREST INCOME - Net interest income for the three-month period ended March 31, 2001, was $25.5 million, as compared to $23.8 million for the same period in 2000, an increase of $1.7 million or 7.2%. The growth in net interest income is attributable primarily to the 18.3% increase in average loans. However average earning assets remained relatively flat. The yield on average earning assets increased 28 basis points from 8.55% for the three-month period ended March 31, 2000, to 8.83% for the same period in 2001. During the later part of 2000, the Bank deleveraged its balance sheet. Average securities decreased 43.6% from the first quarter of 2000 as compared to the first quarter of 2001. Additionally during 2000, the Board of Governors of the Federal Reserve System ("Federal Reserve") increased the discount rates a total of 100 basis points whereas in the first quarter of 2001, the Federal Reserve decreased the discount rates three times, each time by 50 basis points. The cost of interest bearing liabilities decreased 9 basis points from 4.25% in 2000 to 4.16% in 2001. This decrease in rates was due to a combination of the Federal Reserve rate decreases as well as the deleveraging of the balance sheet. The Company's 6.02% tax equivalent net interest margin for the first three months of 2001 increased from the 5.55% net interest margin recorded during the same period in 2000. The increase is a result of a deleverage of the balance sheet during the fourth quarter of 2000.

The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2001 and 2000, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                          THREE MONTHS ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)


                                                               2001                                           2000
                                              ------------------------------------         --------------------------------------
YIELD ANALYSIS                                Average                                      Average
                                              Balance        Interest       Yield          Balance         Interest       Yield
                                              -------        --------       -----          -------         --------       -----
INTEREST EARNING ASSETS:
Interest bearing deposits in
 financial institutions                          $ 468           $ 7          6.07%           $ 463            $ 7         6.08%
Federal funds sold                              13,379           196          5.94%          10,401            148         5.72%
Securites purchased under
  agreements to resell                          36,621           649          7.19%          36,671            665         7.29%
Investment securities (taxable)                218,465         3,595          6.67%         441,130          7,343         6.69%
Investment securities (tax-exempt)              73,024           795          4.42%          76,035            829         4.39%
Loans (taxable)                              1,396,121        32,603          9.47%       1,183,106         28,172         9.58%
Loans (tax-exempt)                               3,523            60          6.91%             498             10         8.08%
                                         --------------  ------------  -------------  --------------   ------------  -----------
  Total Interest Earning Assets              1,741,601        37,905          8.83%       1,748,304         37,174         8.55%

Noninterest Earning Assets:
Cash and due from banks                         73,094                                       66,776
Premises and equipment, net                     46,453                                       41,942
Other assets                                   112,413                                       84,148
Allowance for credit losses                    (16,235)                                     (13,743)
                                         --------------                               --------------
  Total Noninterest Earning Assets             215,725                                      179,123
                                         --------------                               --------------

  Total Assets                             $ 1,957,326                                  $ 1,927,427
                                         ==============                               ==============

INTEREST BEARING LIABILITIES:
Demand and savings deposits                  $ 644,363       $ 4,502          2.83%       $ 591,762        $ 4,293         2.92%
Certificates and other time deposits           424,660         5,928          5.66%         363,963          4,568         5.05%
Other borrowed funds                           143,033         1,989          5.64%         310,658          4,536         5.87%
                                         --------------  ------------  -------------  --------------   ------------  -----------
  Total Interest Bearing Liabilities         1,212,056        12,419          4.16%       1,266,383         13,397         4.25%

NONINTEREST BEARING LIABILITIES:
    Demand deposits                            534,511                                      480,223
    Other liabilities                           15,816                                       14,874
Trust preferred securities                      35,938                                       28,750
Shareholders' equity                           159,005                                      137,197
                                         --------------                               --------------
                                               745,270                                      661,044
                                         --------------                               --------------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                 $ 1,957,326                                  $ 1,927,427
                                         ==============                               ==============

NET INTEREST INCOME & Margin                                 $25,486          5.93%                        $23,777         5.47%
                                                         ============  ============                    ===========   ===========

Net Interest Income & Margin
  (tax equivalent)                                           $25,854          6.02%                        $24,123         5.55%
                                                         ============  ============                    ===========   ===========



PROVISION FOR CREDIT LOSSES - The provision for credit losses for the first three months of 2001 was $2.3 million, as compared to $2.0 million for the same period in 2000, an increase of $276 thousand or 13.6%. This increase in the provision for credit losses is to support the loan growth for the quarter. The increase in the allowance for credit losses related to the acquisition of CaminoReal Bancshares was $1.9 million. After net charge-offs of $1.3 million, provisions for the first quarter of 2001 and the acquisition of CaminoReal Bancshares, the Company's allowance for credit losses increased by $2.9 million from $15.7 million on December 31, 2000, to $18.6 million on March 31, 2001. Please refer to the subsequent discussion of ALLOWANCE FOR CREDIT LOSSES for additional insight to management's approach and methodology in estimating the allowance for credit losses.

NONINTEREST INCOME - Total non-interest income for the quarter ended March 31, 2001 was $12.6 million, as compared to $7.2 million for the same period in 2000, an increase of $5.4 million or 75.6%.

Noninterest income for the three months ended March 31, 2001 and 2000, respectively, is summarized as follows:


                                                        2001                                     2000
                                      -------------------------------------      --------------------------------------
                                      COMMERCIAL         MORTGAGE                COMMERCIAL    MORTGAGE
                                       BANKING           BANKING   COMBINED      BANKING       BANKING       COMBINED
                                       -------           -------   --------      -------       -------       ---------
Customer service fees                  $ 2,651       $    --       $ 2,651       $ 2,533       $    --       $ 2,533
Bank-owned life insurance income           494            --           494           417            --           417
Gain on the sale of
      credit card loan portfolio            --            --            --           237            --           237
Gain on sale of mortgage loans              --         4,284         4,284            --         1,789         1,789
Debit card fees                            157            --           157            --            --            --
Other                                    1,398         3,597         4,995         1,242           946         2,188
                                       -------       -------       -------       -------       -------       -------
                                       $ 4,700       $ 7,881       $12,581       $ 4,429       $ 2,735       $ 7,164
                                       =======       =======       =======       =======       =======       =======

COMMERCIAL BANKING SEGMENT - Noninterest income from commercial banking for the first three months of 2001 was $4.7 million, as compared to $4.4 million for the same period in 2000, an increase of $271 thousand or 6.1%. During the first quarter of 2000, the bank sold its credit card portfolio to a correspondent bank for a net gain of $237 thousand. Also during the latter half of 2000, the bank introduced its debit card. Fees related to the debit cards totaled $157 thousand for the first quarter of 2001, with no corresponding amounts in 2000. Interest credits for the bank-owned life insurance increased $77 thousand. Excluding, these items, customer service fees and other non-interest income increased 4.7% and 12.6%, respectively, as a result of growth in deposit transaction accounts.

MORTGAGE BANKING SEGMENT - Noninterest income from the mortgage banking segment increased 188.2% from $2.7 million for the first quarter of 2000 to $7.9 million from the same period in 2001. The income from the mortgage banking segment typically consists of origination fees and gains on sale of mortgage loans. During the first quarter of 2001, SCMC had $495 million in loan fundings as compared to $255 million in 2000. Additionally, SCMC acquired Alliance Capital Mortgage located in Portland, Oregon in April 2000.

NONINTEREST EXPENSE - Noninterest expense increased $6.2 million, or 30.6%, to $26.5 million for the first three months of 2001 as compared to $20.3 million for the same period in 2000.

Noninterest expense for the three months ended March 31, 2001 and 2000, respectively, is summarized as follows:



                                                             2001                                     2000
                                             ------------------------------------     --------------------------------------
                                             COMMERCIAL       MORTGAGE                COMMERCIAL     MORTGAGE
                                              BANKING         BANKING    COMBINED      BANKING       BANKING       COMBINED
                                              -------         -------    --------      ----------   -- -------     ---------
Salaries and employee benefits                  $11,378       $ 3,488       $14,866       $10,367       $ 1,229       $11,596
Occupancy expense                                 2,681           876         3,557         2,283           657         2,940
Net loss and  carrying costs of
      real estate acquired by foreclosure            14            --            14             7            --             7
FDIC assessment                                      71            --            71            59            --            59
Technology                                        1,022           111         1,133           857            31           888
Postage and delivery charges                        376           108           484           332            52           384
Supplies                                            287           103           390           272            91           363
Professional fees                                   490            44           534           359            36           395
Minority interest expense                           748           331         1,079           667            24           691
Conversion costs related to
      acquisition of CaminoReal                   1,030            --         1,030            --            --            --
Other                                             2,630           725         3,355         2,520           452         2,972
                                                -------       -------       -------       -------       -------       -------
                                                $20,727       $ 5,786       $26,513       $17,723       $ 2,572       $20,295
                                                =======       =======       =======       =======       =======       =======


COMMERCIAL BANKING SEGMENT - Noninterest expenses related to commercial banking for the first quarter of 2001 were $20.7 million, as compared to $17.7 million for the same period in 2000, an increase of $3.0 million or 16.9%. Salaries and employee benefits from commercial banking for the three-month period ended March 31, 2001 were $11.4 million, as compared to $10.4 million for the same period in 2000, an increase of $1.0 million or 9.8%. The increase is attributable to the hiring of personnel for the new Dallas and Deer Park offices and for the new central departments such as internet banking, document imaging and community affairs. Additionally, medical insurance expense increased $330 thousand.

Occupancy expenses from commercial banking for the three-month period ended March 31, 2001 were $2.7 million, as compared to $2.3 million for the same period in 2000, an increase of $398 thousand or 17.4%. The increase is primarily due to leasing additional space for central departments as well as leasing space for the new Dallas office.

Technology expense relating to commercial banking for the three-month period ended March 31, 2001 was $1.0 million, as compared to $857 thousand for the same period in 2000, an increase of 19.3%. This increase is the result of the purchase of a new intranet wire transfer system and technology charges related to the new departments such as internet banking and document imaging.

Minority expense increased $81 thousand or 12.1% from the first quarter of 2000 as compared to the first quarter of 2001. The increase is related to the interest due on the additional trust preferred securities issued in March 2001. Please refer to the subsequent discussion of TRUST PREFERRED SECURITIES for additional details of the issuance.

Conversion costs related to the acquisition of CaminoReal Bancshares in March 2001 totaled $1.0 million. The costs include retention and severance expenses as well as data processing costs related to the conversion of CaminoReal Bancshares' systems.

MORTGAGE BANKING SEGMENT - Noninterest expenses related to mortgage banking for the three-month period ended March 31, 2001 were $5.8 million, as compared to $2.6 million for the same period in 2000, an increase of $3.2 million or 125.0%. The increase in expenses is due to variable expenses related to the increase in loan fundings. At March 31, 2001 loan fundings were $495 million, a 93.8% increase over the $255 million at March 31, 2000.

PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes increased from 30.4% for the first three months of 2000 to 31.0% for the first three months of 2001.

FINANCIAL CONDITION

TOTAL ASSETS - The total consolidated assets of the Company increased from $1.9 billion at December 31, 2000 to $2.3 billion at March 31, 2001, an increase of $392 million, or 20.3%. Assets acquired with CaminoReal Bancshares totaled $308 million, or 78.5% of the increase in the Company's consolidated assets.

CASH AND CASH EQUIVALENTS - The Company had cash and cash equivalents of $121.4 million at March 31, 2001. Comparatively, the Company had $108.2 million in cash and cash equivalents on December 31, 2000, an increase of $13.3 million or 12.3%. Cash and cash equivalents acquired with CaminoReal Bancshares totaled $35.5 million.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL - As of March 31, 2001, securities purchased under agreements to resell totaled $48.9 million as compared to $37.9 million as of December 31, 2000. The securities purchased are SBA or USDA guaranteed loan certificates. These repurchase agreements generally have a term of nine months or less.

SECURITIES - The Company's securities portfolio as of March 31, 2001, totaled $363.4 million, as compared to $291.2 million on December 31, 2000, an increase of $72.2 million or 24.8%. Securities acquired with CaminoReal Bancshares totaled $95.7 million. Additionally, paydowns and maturities of securities resulted in a decrease of $22.4 million.

LOANS HELD FOR SALE - Total loans held for sale increased from $139.1 million at December 31, 2000 to $215.8 million at March 31, 2001, an increase of $76.7 million, or 55.1%. These loans represent loans funded by the Bank through a mortgage warehouse line to SCMC.

LOANS HELD FOR INVESTMENT - As of March 31, 2001, loans held for investment were $1.4 billion which was a $174 million, or 14.2%, increase from the balance of $1.2 billion on December 31, 2000. Loans acquired with CaminoReal Bancshares totaled $150 million. At March 31, 2001, loans held for investment as a percentage of assets and deposits were 60.6% and 73.3%, respectively.

The following table summarizes the Company's held for investment loan portfolio by type of loan as of March 31, 2001 (in thousands):

                                               AMOUNT         PERCENT OF TOTAL
                                            -----------       ----------------
Commercial, financial and industrial        $   461,434              28.50%
Real estate - commercial                        422,508              26.10%
Real estate - residential mortgage              165,219              10.21%
Real estate - construction                      213,444              13.18%
Foreign commercial and industrial                 7,991               0.49%
Consumer and other                              132,830               8.20%
Unearned discounts                                 (117)             -0.01%
                                            -----------        -----------
     Total loans  held for investment         1,403,309              86.67%
                                            -----------        -----------
     Loans held for sale                        215,821              13.33%
                                            -----------        -----------
     Total loans                            $ 1,619,130             100.00%
                                            ===========        ===========


ALLOWANCE FOR CREDIT LOSSES - The following is a summary of the changes in the allowance for credit losses for the three months ended March 31, 2001 and March 31, 2000, respectively, (in thousands):



                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                         2001             2000
                                                         ----             ----
Allowance for credit losses, December 31,            $ 15,693         $ 13,187
Charge-offs                                            (1,790)          (1,509)
Recoveries                                                474              208
Acquisition of CaminoReal Bancshares, Inc.              1,895               --
Provision for credit losses                             2,300            2,024
                                                     --------         --------
Allowance for credit losses, March 31,               $ 18,572         $ 13,910
                                                     ========         ========

Net charge-offs as a percentage of average
    loans (annualized)                                   0.38%            0.44%
                                                     ========         ========

Provision for credit losses as a percentage of
    average loans (annualized)                           0.67%            0.69%
                                                     ========         ========

The following is a summary of the relationship of the allowance to total loans at March 31, 2001, and December 31, 2000 (in thousands):


                                                       MARCH 31,         DECEMBER 31,
                                                         2001              2000
                                                       ---------         ------------
Loans held for investment at period-end               $1,403,309        $1,228,981
Allowance for credit losses                           $   18,572        $   15,693
Allowance as a percent of period-end loans held
   for investment                                           1.32%             1.28%


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

RISK ELEMENTS - Nonperforming, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Sixteen properties make up the $1.9 million of other real estate owned ("ORE") at March 31, 2001. All properties are carried at the current fair market value, less estimated selling and holding costs.

The Company defines potential problem loans as those loans for which information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as "substandard", "doubtful", or "loss". As of March 31, 2001, the Company has no material foreign loans outstanding or loan concentrations.

The following table summarizes total nonperforming assets and potential problem loans at December 31, 2000 and at March 31, 2001:


                                                           MARCH 31,      DECEMBER 31,
                                                              2001          2000
                                                         ------------     ------------
                                                                   (IN THOUSANDS)

Nonaccrual loans                                            $10,226        $ 8,081
Restructured loans                                            1,356          1,298
Accruing loans past due 90 days or more                         296            604
                                                             -------        -------
    Total nonperforming loans                                11,878          9,983
Other real estate ("ORE") and other foreclosed assets         2,048          1,894
                                                            -------        -------
    Total nonperforming assets                              $13,926        $11,877
                                                            =======        =======

Total nonperforming assets as a % of loans,
    ORE and other foreclosed assets                            0.86%          0.87%

Allowance for credit losses as a percentage of
    nonperforming assets                                     133.36%        132.13%

Potential problem loans, other than those shown
    above as nonperforming                                  $46,391        $36,833

PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation, as of March 31, 2001, were $52.0 million, as compared to $44.8 million as of December 31, 2000, an increase of $7.2 million or 16.0%. Premises and equipment acquired with CaminoReal Bancshares totaled $5.8 million.

DEPOSITS - Total deposits as of March 31, 2001, were $1.9 billion, as compared to $1.6 billion on December 31, 2000, an increase of $337.6 million, or 21.4%. Deposits acquired with CaminoReal Bancshares totaled $248.8 million. Non-interest bearing demand deposits at March 31, 2001, were $652.7 million, as compared to $561.9 million at December 31, 2000, an increase of $90.8 million of which $57.0 million related to the CaminoReal Bancshares acquisition. The percentage of noninterest bearing deposits to total deposits as of March 31, 2001 continued to be strong at 34.1%.

TRUST PREFERRED SECURITIES - In February 2001, the Company formed Sterling Bancshares Capital Trust II ("Trust II") and Sterling Bancshares Capital Trust
III. On March 21, 2001, Trust II issued 1,150,000 9.20% Trust Preferred Securities (the "Trust Preferred Securities") with an aggregate liquidation value of $28,750,000. Concurrent with the issuance of the Trust Preferred Securities, Trust II issued trust common securities to the Company in the aggregate liquidation value of $889,175. The proceeds of the issuance of the Trust Preferred Securities and trust common securities were invested in the Company's 9.20% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures"). The proceeds of the issuance of the Junior Subordinated Debentures were used by the Company to fund a portion of the cash purchase price for the Company's acquisition of CaminoReal Bancshares of Texas, Inc. The Junior Subordinated Debentures will mature on March 21, 2031, which date may be shortened to a date not earlier than March 21, 2006, if certain conditions are met (including the Company have received prior approval of the Federal Reserve and any other required regulatory approvals). Trust II must redeem the Trust Preferred Securities when the Junior Subordinated Debentures are paid at maturity or upon any earlier prepayment of the Junior Subordinated Debentures. The Junior Subordinated Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Trust Preferred Securities or a change in existing laws that requires Trust II to register as an investment company.

CAPITAL RESOURCES AND LIQUIDITY

SHAREHOLDERS' EQUITY - The Company's risk-based capital ratios remain above the levels designated by regulatory agencies for the Company to be considered as "well capitalized" on March 31, 2001, with Tier-I capital, total risk-based capital, and leverage capital ratios of 9.95%, 10.82%, and 10.18%, respectively.

LIQUIDITY - Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders' dividends. The Company has instituted asset/liability management policies, including but not limited to a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The Company has numerous sources of liquidity including a significant portfolio of short-term assets, marketable investment securities (excluding those presently classified as "held-to-maturity"), loans available-for-sale, and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks, available Federal Home Loan Bank ("FHLB") advances, as well as a $20 million line of credit with Wells Fargo Bank Minnesota, National Association. No amounts were outstanding under this line of credit as of March 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes since December 31, 2000. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2000, and in particular, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity".

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in securities during the three months ended March 31, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                  2   --   Agreement and Plan of Merger dated as of March 1,
                           2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc.

                  11  --   Statement Regarding Computation of Earnings Per Share
                           (included as Note (2) to Interim Consolidated
                           Financial Statements on page 5 of this Current Report on Form 10-Q).

 (b)     Reports on Form 8-K:

                  (1) Current Report on Form 8-K filed on March 2, 2001, announcing the execution of an Agreement and Plan of Merger on March 1, 2001, by Lone Star Bancorporation, Inc. and Sterling Bancshares, Inc. providing for the merger of Lone Star Bancorporation with Sterling Bancshares.

                  (2) Current Report on Form 8-K filed on March 12, 2001, providing certain information contained in Sterling Bancshares' preliminary prospectus supplement filed with the Securities and Exchange Commission on March 12, 2001, including Sterling Bancshares' preliminary unaudited financial results for the year ended December 31, 2000.

                  (3) Current Report on Form 8-K filed March 21, 2001, announcing the issuance by Sterling Bancshares Capital Trust II of 1,150,000 9.20% Trust Preferred Securities with an aggregate liquidation value of 28,750,000, the proceeds of which were invested in the Company's 9.20% Subordinated Deferrable Interest Debentures due March 21, 2031.

                  (4) Current Report on Form 8-K filed on March 23, 2001, announcing the closing of Sterling Bancshares' acquisition of CaminoReal Bancshares of Texas, Inc.



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

                                              STERLING BANCSHARES, INC.
                                              -------------------------
                                                     (Registrant)


                                              BY:   /s/ George Martinez
                                                    ----------------------------
                                                    GEORGE MARTINEZ
                                                    CHAIRMAN


                                              BY:   /s/ Eugene S. Putnam, Jr.
                                                    ----------------------------
                                                    EUGENE S. PUTNAM, JR.
                                                    EXECUTIVE VICE PRESIDENT
                                                    AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------
2         Agreement and Plan of Merger dated as of March 1, 2001, by and between
          Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc.

11        Statement Regarding Computation of Earnings Per Share (included as
          Note (2) to Interim Consolidated Financial Statements on page 5 of this Current Report on Form 10-Q).
