Form 10-Q
period 2001-06-30
STERLING BANCSHARES INC
filed 2001-08-14
CIK 891098

================================================================================
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   -----------

                                   FORM 10 - Q

                                  ------------

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001

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

                        2550 NORTH LOOP WEST, SUITE 600
                              HOUSTON, TEXAS 77092
              (Address of principal executive office and zip code)

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

               Yes           X                    No
                  -------------------               --------------------

As of June 30, 2001, there were outstanding 26,380,549 shares of common stock, par value $1.00 per share, of the registrant.


================================================================================
================================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  INTERIM FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                              June 30,              December 31,
                                                                                                2001                    2000
                                                                                        --------------------  --------------------
                                                                                           (Unaudited)
ASSETS
Cash and cash equivalents                                                                       $ 104,247             $ 108,172
Interest-bearing deposits in financial institutions                                                 1,231                   242
Securities purchased with an agreement to resell                                                   45,189                37,863
Trading assets                                                                                     62,971                     -
Available-for-sale securities, at fair value                                                      270,022               200,254
Held-to-maturity securities, at amortized cost                                                     84,810                90,927
Loans held for sale                                                                               206,323               139,148

Loans held for investment                                                                       1,428,923             1,228,981
Allowance for credit losses                                                                       (19,005)              (15,693)
                                                                                      --------------------  --------------------
     Loans, net                                                                                 1,409,918             1,213,288
Accrued interest receivable                                                                        11,935                11,121
Real estate acquired by foreclosure                                                                 1,738                 1,702
Premises and equipment, net                                                                        53,216                44,834
Goodwill, net                                                                                      26,637                 5,952
Other assets                                                                                       94,757                71,628
                                                                                      --------------------  --------------------
TOTAL ASSETS                                                                                   $2,372,994            $1,925,131
                                                                                      ====================  ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
     Noninterest-bearing                                                                        $ 705,266             $ 561,938
     Interest-bearing                                                                             765,530               613,179
Certificates of deposit and other time deposits                                                   489,076               402,618
                                                                                      --------------------  --------------------
     Total deposits                                                                             1,959,872             1,577,735
Securities sold under agreements to repurchase and other borrowed funds                           164,160               140,364
Accrued interest payable and other liabilities                                                     15,073                17,096
                                                                                      --------------------  --------------------
     Total liabilities                                                                          2,139,105             1,735,195

COMPANY-OBLIGATED MANDITORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST                                                57,500                28,750

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                                              2,816                 2,052

Shareholders' equity:
     Convertible preferred stock, $1 par value, 1 million shares authorized                            39                    51
     Common stock, $1 par value, 50 million shares authorized                                      26,381                26,231
     Capital surplus                                                                               31,116                29,537
     Retained earnings                                                                            113,647               102,264
     Accumulated other comprehensive income--net unrealized loss on
        available-for-sale securities, net of tax                                                   2,390                 1,051
                                                                                      --------------------  --------------------
        Total shareholders' equity                                                                173,573               159,134
                                                                                      --------------------  --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $2,372,994            $1,925,131
                                                                                      ====================  ====================

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                                                  Three Months                 Six Months
                                                                                 Ended June 30,              Ended June 30,
                                                                              2001           2000           2001           2000
                                                                           ----------     ----------     ----------     ----------
                                                                                        (Unaudited)
Interest income:
    Loans, including fees                                                   $ 35,227       $ 29,602      $ 67,890        $ 57,784
    Securities:
       Taxable                                                                 4,901          7,438         8,496          14,781
       Tax-exempt                                                                781            824         1,576           1,653
    Federal funds sold and securities purchased under agreements
       to resell                                                               1,486            876         2,331           1,689
    Deposits in financial institutions                                            23             10            30              17
                                                                            --------       --------      --------        --------
          Total interest income                                               42,418         38,750        80,323          75,924

Interest expense:
    Demand and savings deposits                                                4,606          4,486         9,108           8,779
    Certificates and other time deposits                                       6,073          4,875        12,001           9,443
    Other borrowed funds                                                       2,047          4,892         4,036           9,428
                                                                            --------       --------      --------        --------
          Total interest expense                                              12,726         14,253        25,145          27,650
                                                                            --------       --------      --------        --------
          NET INTEREST INCOME                                                 29,692         24,497        55,178          48,274

             Provision for credit losses                                       2,775          2,149         5,075           4,173
                                                                            --------       --------      --------        --------
          NET INTEREST INCOME AFTER
            PROVISION FOR CREDIT LOSSES                                       26,917         22,348        50,103          44,101

Noninterest income:
    Customer service fees                                                      3,734          2,524         6,385           5,057
    Gain on sale of mortgage loans                                             7,191          2,972        11,475           4,761
    Other                                                                      8,263          4,376        13,909           7,218
                                                                            --------       --------      --------        --------
          Total noninterest income                                            19,188          9,872        31,769          17,036

Noninterest expense:
    Salaries and employee benefits                                            19,693         12,642        34,559          24,238
    Occupancy expense                                                          4,480          3,262         8,037           6,202
    Net loss and carrying costs of real estate acquired by
       foreclosure                                                                87            199           101             206
    FDIC assessment                                                               95             70           166             129
    Technology                                                                 1,445            892         2,578           1,780
    Postage and delivery charges                                                 642            432         1,126             816
    Supplies                                                                     472            398           862             761
    Professional fees                                                            560            509         1,094             904
    Minority interest expense:
       Company-obligated mandatorily redeemable trust preferred
          securities of subsidiary trusts                                      1,313            667         2,061           1,334
       Sterling Capital Mortgage Company                                         527            195           858             219
    Conversion costs related to CaminoReal acquisition                             -              -         1,030               -
    Other                                                                      4,489          3,165         7,844           6,137
                                                                            --------       --------      --------        --------
          Total noninterest expense                                           33,803         22,431        60,316          42,726

          NET INCOME BEFORE INCOME TAXES                                      12,302          9,789        21,556          18,411
             Provision for income taxes                                        4,404          3,097         7,274           5,716
                                                                            --------       --------      --------        --------
          NET INCOME                                                        $  7,898       $  6,692      $ 14,282        $ 12,695
                                                                            ========       ========      ========        ========
Earnings per share:
    Basic                                                                   $   0.30       $   0.26      $   0.54        $   0.49
                                                                            ========       ========      ========        ========
    Diluted                                                                 $   0.29       $   0.25      $   0.53        $   0.48
                                                                            ========       ========      ========        ========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                               2001                  2000
                                                                                           ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $  14,282              $ 12,695
Adjustments to reconcile net income to net cash used in
     operating activities:
        Amortization and accretion of premiums and discounts
           on securities, net                                                                     122                    57
        Net gain on the sale of available-for-sale securities                                    (112)                    -
        Net gain on the sale of trading securities                                                (83)                    -
        Provision for credit losses                                                             5,075                 4,173
        Write-downs, less gains on sale, of real estate acquired by
           foreclosure and repossessed assets                                                      (1)                  162
        Depreciation and amortization                                                           4,257                 3,544
        Net increase in loans held for sale                                                   (67,175)              (55,398)
        Gain on the sale of credit card portfolio                                                  --                  (237)
        Net (increase) decrease in accrued interest receivable and other assets               (23,689)                2,109
        Net decrease in accrued interest payable and other liabilities                         (3,910)               (8,455)
                                                                                            ---------              --------
           NET CASH USED IN OPERATING ACTIVITIES                                              (71,234)              (41,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in securities purchased under agreements to resell                              (7,326)              (16,986)
  Net increase in trading assets                                                              (62,888)                   --
  Proceeds from maturity and paydowns of held-to-maturity securities                            5,989                11,899
  Proceeds from the sale of available-for-sale securities                                      82,670                 6,136
  Proceeds from maturity and paydowns of available-for-sale securities                         41,827                21,336
  Purchases of available-for-sale securities                                                  (96,370)              (11,986)
  Net increase in loans held for investment                                                   (54,288)              (12,474)
  Proceeds from sale of real estate acquired by foreclosure                                       875                   395
  Net increase in interest-bearing deposits in financial institutions                            (989)                  (93)
  Purchase of CaminoReal Bancshares, Inc.                                                     (51,813)                   --
  Cash and cash equivalents acquired with CaminoReal Bancshares, Inc.                          35,583                    --
  Proceeds from sale of premises and equipment                                                  5,537                   368
  Purchase of premises and equipment                                                          (11,930)               (6,039)
                                                                                            ---------             ---------
           NET CASH USED IN INVESTING ACTIVITIES                                             (113,123)               (7,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                            133,282                90,711
  Net increase (decrease) in repurchase agreements/funds purchased                             19,582                (9,959)
  Proceeds from issuance of common stock and preferred stock                                    1,717                   807
  Issuance of company-obligated mandatorily redeemable trust preferred securities              28,750                    --
  Dividends paid                                                                               (2,899)               (2,615)
                                                                                            ---------             ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                          180,432                78,944

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (3,925)               30,150

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                         108,172                91,139
                                                                                            ---------             ---------
  End of period                                                                             $ 104,247             $ 121,289
                                                                                            =========             =========
SUPPLEMENTAL INFORMATION:
  Income taxes paid                                                                         $   3,390             $  11,500
                                                                                            =========             =========
  Interest paid                                                                             $  25,201             $  27,166
                                                                                            =========             =========
  Noncash investing and financing activities:
     Acquisitions of real estate through foreclosure of collateral                          $     878             $     239
                                                                                            =========             =========


SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1.   BASIS OF PRESENTATION:

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 2000.

2.   EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                            THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                           2001                     2000                    2001                        2000
                                 -----------------------  ----------------------- -------------------------   ----------------------
                                   AMOUNT      PER SHARE    AMOUNT      PER SHARE   AMOUNT      PER SHARE       AMOUNT     PER SHARE
                                 -----------  ----------  ----------  ----------- -----------  -----------   -----------  ----------
Net income                        $ 7,898                  $ 6,692                  $14,282                    $12,695
                                 =========                ==========              ===========                ===========
Basic:
    Weighted average shares
      outstanding                  26,346       $ 0.30      26,135       $ 0.26      26,310       $ 0.54        26,096        $ 0.49
                                              ==========               ==========               ===========                =========
Diluted:
    Add incremental shares for:
      Assumed exercise of
        outstanding options           498                      262                      527                        248
      Assumed conversion of
        preferred stock                40                       62                       42                         70
                                 ---------                -----------             ------------                -----------
Total                              26,884       $ 0.29      26,459       $ 0.25      26,879       $ 0.53        26,414        $ 0.48
                                 =========    ==========  ===========  ========== ============  ===========   ===========  =========

3.   SHAREHOLDERS' EQUITY

The following table displays the changes in shareholders' equity for the three-month periods ended June 30, 2001 and 2000 (in thousands):

                                                      THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                                      2001                  2000                   2001                  2000
                                                 --------------        --------------         --------------        --------------
Equity, beginning of period                           $ 166,361              $138,482              $ 159,134             $ 134,543
  Comprehensive income:
     Net income                               $ 7,898                 $6,692                $14,282               $12,695
     Net change in net unrealized losses
        on AFS securities                        (325)                    58                  1,339                  (774)
                                              -------                 ------                -------               -------
        Total comprehensive income                        7,573                 6,750                 15,621                11,921
  Issuance of common stock                                1,091                   732                  1,717                   807
  Cash dividends paid                                    (1,452)               (1,308)                (2,899)               (2,615)
                                                       --------              --------               --------              --------
Equity, end of period                                  $173,573               $144,656               $173,573              $144,656
                                                       ========               ========               ========              ========


     On July 24, 2001, the Company announced that its Board of Directors had declared a three-for-two stock split to be effected in the form of a stock dividend on its common stock. Stockholders of record on September 4, 2001, will be entitled to one additional share of common stock for every two shares of the Company's common stock held on that date. Cash paid in lieu of fractional shares will be based on the average of the high and low bids on the record date, as adjusted for the split. The payment date for the stock dividend will be September 18, 2001.

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

     Summarized financial information by operating segment as of and for the six-month periods ended June 30, (in thousands) follows:

                                                             2001                                       2000
                                           ----------------------------------------   ---------------------------------------
                                             COMMERCIAL    MORTGAGE                    COMMERCIAL     MORTGAGE
                                               BANKING      BANKING        TOTAL        BANKING       BANKING          TOTAL
                                           ------------    --------     -----------   ----------      -------      ----------
Net interest income                         $   55,178      $    --     $    55,178   $   48,274      $    --      $   48,274
Noninterest income                              10,492       21,277          31,769        8,832        8,204          17,036
                                            ----------      -------     -----------   ----------      -------      ----------
      Total revenue                             65,670       21,277          86,947       57,106        8,204          65,310
Provision for credit losses                      5,075           --           5,075        4,173           --           4,173
Noninterest expense                             43,820       15,466          59,286       36,018        6,708          42,726
Conversion cost related to acquisition           1,030           --           1,030           --           --              --
                                            ----------      -------     -----------   ----------      -------      ----------
Income before income taxes                      15,745        5,811          21,556       16,915        1,496          18,411
Provision for income taxes                       4,893        2,381           7,274        5,097          619           5,716
                                            ----------      -------     -----------   ----------      -------      ----------
      Net income                            $   10,852      $ 3,430     $    14,282   $   11,818      $   877      $   12,695
                                            ==========      =======     ===========   ==========      =======      ==========
Total assets, June 30                       $2,365,918      $ 7,076     $ 2,372,994   $2,035,966      $ 5,924      $2,041,890
                                            ==========      =======     ===========   ==========      =======      ==========

     Intersegment interest was paid to Sterling by SCMC in the amount of $6.3 million for the six-month period ended June 30, 2001. Total loans of $200.1 million in the mortgage warehouse were eliminated in consolidation as of June 30, 2001.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 condensed consolidated financial statements.

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

     Many possible factors could affect the Company's future financial performance and actual results may differ materially from what is expressed in any forward-looking statement. Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include, but are not limited to, the following: general business and economic conditions in the markets the Company serves may be less favorable than anticipated which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments; the Company's liquidity requirements could be adversely affected by changes in its assets and liabilities; legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry; competitive factors, including product and pricing pressures among financial services organizations, may increase; and changes in fiscal and governmental policies of the United States federal government could have an adverse effect on the Company's business. For additional discussion of such risks, uncertainties and assumptions, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

SIGNIFICANT DEVELOPMENTS

On March 1, 2001, the Company announced that it had entered into a definitive merger agreement to acquire Houston based Lone Star Bancorporation, Inc., and its subsidiary bank, Lone Star Bank in a stock-for-stock merger. The merger agreement provides that the shareholders of Lone Star Bancorporation, Inc. will receive an aggregate of 1,760,000 shares of common stock of Sterling for all of the outstanding common stock, assuming that all outstanding Lone Star stock options are exercised. As of December 31, 2000, Lone Star Bancorporation, Inc. had total assets of $152.1 million, loans of $116.9 million, and deposits of $141.1 million. The proposed merger is subject to customary closing conditions, including receipt of all requisite regulatory approval and the approval of Lone Star's shareholders and a determination that the transaction will qualify for pooling accounting treatment.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD IN  2000

NET INCOME - Net income for the six-month period ended June 30, 2001 was $14.3 million or $.53 per diluted share. Included in this amount is $1.0 million in before-tax charges relating to the CaminoReal Bancshares acquisition. Excluding the acquisition charges, operating income for the six months ended June 30, 2001 was $15.0 million or $.55 per diluted share, up 15% from the $.48 per diluted share earned in the first half of 2000. This increase is attributable to continued loan and deposit growth and increased mortgage banking activity.

NET INTEREST INCOME - Net interest income for the six-month period ended June 30, 2001, was $55.2 million, as compared to $48.3 million for the same period in 2000, an increase of $6.9 million or 14.3%. The growth in net interest income is attributable primarily to the 24.9% increase in average loans. The loan growth related to the CaminoReal acquisition was 6.9%. However, average earning assets increased 8.4%. The acquisition of CaminoReal represents 7.6% of the increase in average earning assets. During the later part of 2000, the Bank deleveraged its balance sheet resulting in a decrease in average securities of 35.4% from the first half of 2000 as compared to the first half of 2001. The yield on average earning assets decreased 19 basis points from 8.70% for the six-month period ended June 30, 2000, to 8.51% for the same period in 2001. Additionally, during the first six months of 2000, the Board of Governors of the Federal Reserve System ("Federal Reserve") increased the discount rates a total of 150 basis points whereas in the first six-months of 2001, the Federal Reserve decreased the discount rates six times for a total of 275 basis points. The cost of interest bearing liabilities decreased 58 basis points from 4.39% in 2000 to 3.81% in 2001. This decrease in rates was due to a combination of the Federal Reserve rate decreases as well as the deleveraging of the balance sheet. The Company's 5.93% tax equivalent net interest margin for the first six months of 2001 increased from the 5.61% net interest margin recorded during the same period in 2000. The increase is a result of a deleverage of the balance sheet during the fourth quarter of 2000 partially offset by the purchase of CaminoReal.

The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2001 and 2000, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                            SIX MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                     (DOLLARS IN THOUSANDS)
                                                                         2001                                     2000
                                                       --------------------------------------    ----------------------------------
YIELD ANALYSIS                                           AVERAGE                                 AVERAGE
                                                         BALANCE        INTEREST     YIELD       BALANCE        INTEREST      YIELD
                                                       ------------    ----------    -----       ---------      --------      -----
Interest Earning Assets:
Interest bearing deposits in financial institutions    $      951       $    30      6.36%      $      516       $    17      6.63%
Federal funds sold                                         15,387           320      4.19%          10,152           299      5.92%
Securities purchased under agreements to resell            40,219         1,214      6.09%          36,871         1,390      7.58%
Trading assets                                             19,740           797      8.14%               -             -      0.00%
Investment securities (taxable)                           255,902         8,496      6.70%         432,882        14,781      6.87%
Investment securities (tax-exempt)                         72,460         1,576      4.39%          75,048         1,653      4.43%
Loans (taxable)                                         1,494,052        67,765      9.15%       1,198,998        57,765      9.69%
Loans (tax-exempt)                                          4,109           125      6.13%             458            19      8.34%
                                                       ----------       -------      -----      ----------       -------      -----
  Total Interest Earning Assets                         1,902,820        80,323      8.51%       1,754,925        75,924      8.70%

Noninterest Earning Assets:
Cash and due from banks                                    78,176                                   65,501
Premises and equipment, net                                49,545                                   42,784
Other assets                                              133,386                                   89,950
Allowance for credit losses                               (17,660)                                 (14,018)
                                                       ----------                               ----------
  Total Noninterest Earning Assets                        243,447                                  184,217
                                                       ----------                               ----------
  Total Assets                                         $2,146,267                               $1,939,142
                                                       ==========                               ==========
Interest Bearing Liabilities:
Demand and savings deposits                            $  701,317       $ 9,108       2.62%     $  588,550       $ 8,779      3.00%
Certificates and other time deposits                      460,225        12,001       5.26%        366,070         9,443      5.19%
Other borrowed funds                                      168,441         4,036       4.83%        310,972         9,428      6.10%
                                                       ----------       -------       ----       ---------       -------      ----
  Total Interest Bearing Liabilities                    1,329,983        25,145       3.81%      1,265,592        27,650      4.39%

Noninterest Bearing Liabilities:
    Demand deposits                                       584,578                                  491,952
    Other liabilities                                      19,054                                   12,507
Trust preferred securities                                 44,793                                   28,750
Shareholders' equity                                      167,859                                  140,341
                                                       ----------                               ----------
                                                          816,284                                  673,550
                                                       ----------                               ----------
  Total Liabilities and Shareholders' Equity           $2,146,267                               $1,939,142
                                                       ==========                               ==========
Net Interest Income & Margin                                            $55,178       5.85%                      $48,274      5.53%
                                                                        =======       =====                      =======      =====
Net Interest Income & Margin (tax equivalent)                           $55,927       5.93%                      $48,960      5.61%
                                                                        =======       =====                      =======      =====


PROVISION FOR CREDIT LOSSES - The provision for credit losses for the first six months of 2001 was $5.1 million, as compared to $4.2 million for the same period in 2000, an increase of $902.1 thousand or 21.6%. This increase in the provision for credit losses is to support the loan growth for the year. The acquisition of CaminoReal Bancshares increased the allowance for credit losses $1.9 million. After net charge-offs of $3.7 million, provisions for the first six months of 2001 and the acquisition of CaminoReal Bancshares, the Company's allowance for credit losses increased by $3.3 million from $15.7 million on December 31, 2000, to $19.0 million on June 30, 2001. Please refer to the subsequent discussion of ALLOWANCE FOR CREDIT LOSSES for additional insight to management's approach and methodology in estimating the allowance for credit losses.

NONINTEREST INCOME - Total non-interest income for the six-month period ended June 30, 2001 was $31.8 million, as compared to $17.0 million for the same period in 2000, an increase of $14.7 million or 86.5%.

Noninterest income for the six months ended June 30, 2001 and 2000, respectively, is summarized as follows:

                                                          2001                                              2000
                                         ------------------------------------------     -----------------------------------------
                                        COMMERCIAL      MORTGAGE                        COMMERCIAL       MORTGAGE
                                          BANKING       BANKING            COMBINED      BANKING         BANKING         COMBINED
                                         --------       ---------          --------     --------         -------         --------
Customer service fees                    $  6,385             $ -          $ 6,385       $ 5,057             $ -          $ 5,057
Bank-owned life insurance income            1,002               -            1,002           898               -              898
Gain on the sale of
      credit card loan portfolio                -               -                -           237               -              237
Gain on sale of mortgage loans                  -          11,475           11,475             -           4,761            4,761
Debit card fees                               351               -              351             2               -                2
Other                                       2,754           9,802           12,556         2,638           3,443            6,081
                                         --------        --------         --------       -------         -------         --------
                                         $ 10,492        $ 21,277         $ 31,769       $ 8,832         $ 8,204         $ 17,036
                                         ========        ========         ========       =======         =======         ========


COMMERCIAL BANKING SEGMENT - Noninterest income from commercial banking for the six-month period ending June 30, 2001 was $10.5 million, as compared to $8.8 million for the same period in 2000, an increase of $1.7 million or 18.8%. During the first quarter of 2000, the bank sold its credit card portfolio to a correspondent bank for a net gain of $237.0 thousand. Also during the latter half of 2000, the bank introduced its debit card. Fees related to the debit cards totaled $351.3 thousand for the first half of 2001 compared to $1.7 thousand for the same period in 2000. Interest credits for the bank-owned life insurance increased $104.2 thousand. Customer service fees increased 26.3% as a result of growth in deposit transaction accounts and the acquisition of CaminoReal Bank.

MORTGAGE BANKING SEGMENT - Noninterest income from the mortgage banking segment increased 159.3% from $8.2 million for the first six months of 2000 to $21.3 million for the same period in 2001. The income from the mortgage banking segment typically consists of origination fees and gains on sale of mortgage loans. During the first half of 2001, SCMC had $1.2 billion in loan fundings as compared to $617.6 million in 2000. The increase in the mortgage banking segment is primarily due to the favorable rate environment.


NONINTEREST EXPENSE - Noninterest expense increased $17.6 million, or 41.2%, to $60.3 million for the first six months of 2001 as compared to $42.7 million for the same period in 2000.

Noninterest expense for the six months ended June 30, 2001 and 2000, respectively, is summarized as follows:

                                                              2001                                              2000
                                             -----------------------------------------     -----------------------------------------
                                             COMMERCIAL      MORTGAGE                      COMMERCIAL       MORTGAGE
                                              BANKING       BANKING           COMBINED      BANKING         BANKING       COMBINED
                                             --------       ---------         --------     --------         -------       --------
Salaries and employee benefits               $ 24,374       $ 10,185          $ 34,559     $ 20,861          $ 3,377      $ 24,238
Occupancy expense                               6,056          1,981             8,037        4,654            1,548         6,202
Net loss and  carrying costs of
      real estate acquired by foreclosure         101             --               101          206               --           206
FDIC assessment                                   166             --               166          129               --           129
Technology                                      2,390            188             2,578        1,716               64         1,780
Postage and delivery charges                      859            267             1,126          676              140           816
Supplies                                          654            208               862          553              208           761
Professional fees                               1,012             82             1,094          837               67           904
Minority interest expense                       2,061            858             2,919        1,334              219         1,553
Conversion costs related to
      CaminoReal acquisition                    1,030             --             1,030           --               --            --
Other                                           6,147          1,697             7,844        5,052            1,085         6,137
                                             --------       --------          --------     --------          -------      --------
                                             $ 44,850       $ 15,466          $ 60,316     $ 36,018          $ 6,708      $ 42,726
                                             ========       ========          ========     ========          =======      ========


COMMERCIAL BANKING SEGMENT - Noninterest expenses related to commercial banking for the six-month period ended June 30, 2001 were $44.9 million, as compared to $36.0 million for the same period in 2000, an increase of $8.8 million or 24.5%. Salaries and employee benefits from commercial banking for the six-month period ended June 30, 2001 were $24.4 million, as compared to $20.9 million for the same period in 2000, an increase of $3.5 million or 16.8%. Salaries and employee benefit expense related to the CaminoReal offices since the acquisition was $1.5 million. The increase is also attributable to the hiring of personnel for the new Dallas and Deer Park offices and for the new central departments such as internet banking, document imaging and community affairs. Additionally, medical insurance expense increased $662.4 thousand.

Occupancy expenses from commercial banking for the six-month period ended June 30, 2001 were $6.1 million, as compared to $4.7 million for the same period in 2000, an increase of $1.4 million or 30.1%. The increase is primarily due to leasing additional space for central departments as well as leasing space for the new Dallas office.

Technology expense relating to commercial banking for the six-month period ended June 30, 2001 was $2.4 million, as compared to $1.7 million for the same period in 2000, an increase of 39.3%. This increase is the result of the purchase of a new intranet wire transfer system and technology charges related to the new departments such as internet banking and document imaging.

Minority interest expense increased $727.4 thousand or 54.5% from the six-month period ended June 30, 2000 as compared to the same period in 2001. The increase is related to the interest due on the additional trust preferred securities issued in March 2001. Please refer to the subsequent discussion of TRUST PREFERRED SECURITIES for additional details of the issuance.

Conversion costs related to the acquisition of CaminoReal Bancshares in March 2001 totaled $1.0 million. The costs include retention and severance expenses as well as data processing costs related to the conversion of CaminoReal Bancshares' systems.

Other expense relating to commercial banking for the six-month period ended June 30, 2001 was $6.1 million, as compared to $5.1 million for the same period in 2000, an increase of 21.7%. The increase in other expense related to the CaminoReal acquisition was $534.0 thousand including goodwill amortization of $264.7 thousand. Also, charges related to the new debit card program were $155.0 thousand.

MORTGAGE BANKING SEGMENT - Noninterest expenses related to mortgage banking for the six-month period ended June 30, 2001 were $15.5 million, as compared to $6.7 million for the same period in 2000, an increase of $8.8 million or 130.6%. The increase in expenses is due to variable expenses related to the increase in loan fundings. At June 30, 2001 loan fundings were $1.2 billion, a 88.8% increase over the $617.6 million at June 30, 2000.

PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes increased from 31.0% for the first six months of 2000 to 33.7% for the same period of 2001.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD IN  2000

NET INCOME - Net income for the three-month period ended June 30, 2001 was $7.9 million as compared to $6.7 million for the same period in 2000, an increase of approximately $1.2 million or 18.0%. This increase is attributable to continued loan and deposit growth and increased mortgage banking activity.

NET INTEREST INCOME - Net interest income for the three-month period ended June 30, 2001, was $29.7 million, as compared to $24.5 million for the same period in 2000, an increase of $5.2 million or 21.2%. The growth in net interest income is attributable primarily to the 31.3% increase in average loans. However, average earning assets increased 17.1%. The acquisition of CaminoReal represents 13.5% of the increase in average earning assets. During the later part of 2000, the Bank deleveraged its balance sheet resulting in a decrease in average securities of 26.8% from the second quarter of 2000 as compared to the second quarter of 2001. The yield on average earning assets decreased 60 basis points from 8.85% for the six-month period ended June 30, 2000, to 8.25% for the same period in 2001. Additionally, during the first six months of 2000, the Federal Reserve increased the discount rates a total of 150 basis points whereas in the first six-months of 2001, the Federal Reserve decreased the discount rates six times for a total of 275 basis points. The cost of interest bearing liabilities decreased 100 basis points from 4.53% in 2000 to 3.53% in 2001. This decrease in rates was due to a combination of the Federal Reserve rate decreases as well as the deleveraging of the balance sheet. The Company's 5.85% tax equivalent net interest margin for the three months ended June 30, 2001 increased from the 5.70% net interest margin recorded during the same period in 2000. The increase is a result of a deleverage of the balance sheet during the fourth quarter of 2000 partially offset by the acquisition of CaminoReal.

The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2001 and 2000, respectively:

                           CONSOLIDATED YIELD ANALYSIS

                           THREE MONTHS ENDED JUNE 30,

                             (DOLLARS IN THOUSANDS)

                                                                                    QUARTER ENDED JUNE 30,
                                                                                    (DOLLARS IN THOUSANDS)
                                                                        2001                                    2000
                                                         ----------------------------------      ---------------------------------
YIELD ANALYSIS                                            AVERAGE                                AVERAGE
                                                          BALANCE       INTEREST      YIELD      BALANCE      INTEREST      YIELD
                                                         ---------      --------      -----      -------      --------      -----
Interest Earning Assets:
Interest bearing deposits in financial institutions      $    1,329      $    23       6.94%         $ 569         $ 9       6.36%
Federal funds sold                                           17,375          124       2.86%         9,903         152       6.17%
Securities purchased under agreements to resell              43,778          565       5.18%        37,071         725       7.87%
Trading assets                                               39,263          797       8.14%             -           -       0.00%
Investment securities (taxable)                             293,148        4,901       6.71%       424,634       7,438       7.05%
Investment securities (tax-exempt)                           71,681          781       4.37%        74,061         824       4.47%
Loans (taxable)                                           1,590,965       35,162       8.86%     1,214,890      29,593       9.80%
Loans (tax-exempt)                                            4,689           65       5.56%           418           9       8.66%
                                                         ----------      -------       -----    ----------     -------       -----
  Total Interest Earning Assets                           2,062,228       42,418       8.25%     1,761,546      38,750       8.85%

Noninterest Earning Assets:
Cash and due from banks                                      83,305                                 64,226
Premises and equipment, net                                  52,603                                 43,626
Other assets                                                153,966                                 95,752
Allowance for credit losses                                 (19,070)                               (14,293)
                                                        -----------                            -----------
  Total Noninterest Earning Assets                          270,804                                189,311
                                                        -----------                            -----------
  Total Assets                                          $ 2,333,032                            $ 1,950,857
                                                        ===========                            ===========
Interest Bearing Liabilities:
Demand and savings deposits                               $ 757,645      $ 4,606       2.44%   $   585,338     $ 4,486       3.08%
Certificates and other time deposits                        494,305        6,073       4.93%       368,178       4,875       5.33%
Other borrowed funds                                        193,569        2,047       4.24%       311,286       4,892       6.32%
                                                        -----------      -------      ------   -----------     -------       -----
  Total Interest Bearing Liabilities                      1,445,519       12,726       3.53%     1,264,802      14,253       4.53%

Noninterest Bearing Liabilities:
    Demand deposits                                         634,096                                503,682
    Other liabilities                                        22,862                                 10,137
Trust preferred securities                                   57,500                                 28,750
Shareholders' equity                                        173,055                                143,486
                                                        -----------                            -----------
                                                            887,513                                686,055
                                                        -----------                            -----------
  Total Liabilities and Shareholders' Equity            $ 2,333,032                            $ 1,950,857
                                                        ===========                            ===========
Net Interest Income & Margin                                             $29,692       5.78%                   $24,497       5.59%
                                                                         =======       =====                   =======       =====
Net Interest Income & Margin (tax equivalent)                            $30,071       5.85%                   $24,946       5.70%
                                                                         =======       =====                   =======       =====



PROVISION FOR CREDIT LOSSES - The provision for credit losses for the second quarter of 2001 was $2.8 million, as compared to $2.1 million for the same period in 2000, an increase of $626.0 thousand or 29.1%. This increase in the provision for credit losses is to support the loan growth for the quarter. After net charge-offs of $2.3 million, the Company's allowance for credit losses increased by $433.1 thousand from $18.6 million on March 31, 2001, to $19.0 million on June 30, 2001. Please refer to the subsequent discussion of ALLOWANCE FOR CREDIT Losses for additional insight to management's approach and methodology in estimating the allowance for credit losses.

NONINTEREST INCOME - Total non-interest income for the quarter ended June 30, 2001 was $19.2 million, as compared to $9.9 million for the same period in 2000, an increase of $9.3 million or 94.4%.

Noninterest income for the three months ended June 30, 2001 and 2000, respectively, is summarized as follows:

                                                           2001                                           2000
                                        -------------------------------------------   --------------------------------------------
                                        COMMERCIAL       MORTGAGE                     COMMERCIAL        MORTGAGE
                                         BANKING         BANKING           COMBINED    BANKING           BANKING          COMBINED
                                        ----------       --------          --------   ----------        --------          --------
Customer service fees                    $ 3,734         $     --           $ 3,734    $ 2,524          $    --           $ 2,524
Bank-owned life insurance income             508               --               508        481               --               481
Gain on sale of mortgage loans                --            7,191             7,191         --            2,972             2,972
Debit card fees                              194               --               194          2               --                 2
Other                                      1,356            6,205             7,561      1,396            2,497             3,893
                                         -------         --------          --------    -------          -------           -------
                                         $ 5,792         $ 13,396          $ 19,188    $ 4,403          $ 5,469           $ 9,872
                                         =======         ========          ========    =======          =======           =======


COMMERCIAL BANKING SEGMENT - Noninterest income from commercial banking for the three-month period ended June 30, 2001 was $5.8 million, as compared to $4.4 million for the same period in 2000, an increase of $1.4 million or 31.5%. During the latter half of 2000, the bank introduced its debit card. Fees related to the debit cards totaled $194.0 thousand for the second quarter of 2001, with income of $1.7 thousand recorded in for the same period in 2000. Interest credits for the bank-owned life insurance increased $26.8 thousand. Excluding, these items, customer service fees increased 47.9% as a result of the acquisition of CaminoReal and the growth in deposit transaction accounts.

MORTGAGE BANKING SEGMENT - Noninterest income from the mortgage banking segment increased 144.9% from $5.5 million for the second quarter of 2000 to $13.4 million from the same period in 2001. The income from the mortgage banking segment typically consists of origination fees and gains on sale of mortgage loans. During the second quarter of 2001, SCMC had $670.8 million in loan fundings as compared to $362.1 million in 2000.

NONINTEREST EXPENSE - Noninterest expense increased $11.4 million, or 50.7%, to $33.8 million for the three month period ending June 30, 2001 as compared to $22.4 million for the same period in 2000.

Noninterest expense for the three months ended June 30, 2001 and 2000, respectively, is summarized as follows:

                                                     2001                                           2000
                                            -------------------------------------------   -----------------------------------------
                                            COMMERCIAL       MORTGAGE                     COMMERCIAL        MORTGAGE
                                             BANKING         BANKING           COMBINED    BANKING           BANKING       COMBINED
                                            ----------       --------          --------   ----------        --------       --------
Salaries and employee benefits              $ 12,996          $ 6,697          $ 19,693    $ 10,494          $ 2,148       $ 12,642
Occupancy expense                              3,375            1,105             4,480       2,371              891          3,262
Net loss and  carrying costs of
      real estate acquired by foreclosure         87                -                87         199                -            199
FDIC assessment                                   95                -                95          70                -             70
Technology                                     1,368               77             1,445         859               33            892
Postage and delivery charges                     485              157               642         344               88            432
Supplies                                         367              105               472         281              117            398
Professional fees                                522               38               560         478               31            509
Minority interest expense                      1,313              527             1,840         667              195            862
Other                                          3,515              974             4,489       2,532              633          3,165
                                            --------          -------          --------    --------          -------       --------
                                            $ 24,123          $ 9,680          $ 33,803    $ 18,295          $ 4,136       $ 22,431
                                            ========          =======          ========    ========          =======       ========



COMMERCIAL BANKING SEGMENT - Noninterest expenses related to commercial banking for the second quarter of 2001 were $24.1 million, as compared to $18.3 million for the same period in 2000, an increase of $5.8 million or 31.9%. Salaries and employee benefits from commercial banking for the three-month period ended June 30, 2001 were $13.0 million, as compared to $10.5 million for the same period in 2000, an increase of $2.5 million or 23.8%. Salaries and employee benefits related to CaminoReal for the second quarter of 2001 were $1.5 million. The Company hired personnel for the new Dallas and Deer Park offices and for the new central departments such as internet banking, document imaging and community affairs. Also, medical insurance expense increased $244.4 thousand.

Occupancy expenses from commercial banking for the three-month period ended June 30, 2001 were $3.4 million, as compared to $2.4 million for the same period in 2000, an increase of $1.0 million or 42.3%. Expenses related to CaminoReal for the second quarter of 2001 were $399.3 million. The remaining increase is primarily due to leasing additional space for central departments as well as leasing space for the new Dallas office.

Technology expense relating to commercial banking for the three-month period ended June 30, 2001 was $1.4 million, as compared to $859 thousand for the same period in 2000, an increase of 59.3%. This increase is the result of the purchase of a new intranet wire transfer system and technology charges related to the new departments such as internet banking and document imaging.

Minority interest expense increased $646.5 thousand or 96.9% from the second quarter of 2000 as compared to the second quarter of 2001. The increase is related to the interest due on the additional trust preferred securities issued in March 2001. Please refer to the subsequent discussion of TRUST PREFERRED SECURITIES for additional details of the issuance.

Other expenses from commercial banking for the three-month period ended June 30, 2001 were $3.5 million, as compared to $2.5 million for the same period in 2000, and increase of $983 thousand or 38.8%. The increase in other expense related to the CaminoReal acquisition was $518.6 thousand which includes amortization of the acquisition goodwill of $264.7 thousand.

MORTGAGE BANKING SEGMENT - Noninterest expenses related to mortgage banking for the three-month period ended June 30, 2001 were $9.7 million, as compared to $4.1 million for the same period in 2000, an increase of $5.5 million or 134.0%. The increase in expenses is due to variable expenses related to the increase in loan fundings. For the quarter ended June 30, 2001, loan fundings were $670.8 million, an 85.3% increase over the $362.1 million for the same period in 2000.

PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes increased from 31.6% for the second quarter of 2000 to 35.8% for the same period in 2001.

FINANCIAL CONDITION

TOTAL ASSETS - The total consolidated assets of the Company increased from $1.9 billion at December 31, 2000 to $2.4 billion at June 30, 2001, an increase of $447.9 million, or 23.3%. Assets acquired with CaminoReal Bancshares totaled $307.8 million.

CASH AND CASH EQUIVALENTS - The Company had cash and cash equivalents of $104.2 million at June 30, 2001. Comparatively, the Company had $108.2 million in cash and cash equivalents on December 31, 2000, a decrease of $3.9 million or 3.6%. Cash and cash equivalents acquired with CaminoReal Bancshares totaled $35.6 million.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL - As of June 30, 2001, securities purchased under agreements to resell totaled $45.2 million as compared to $37.9 million as of December 31, 2000.

The securities purchased are SBA or USDA guaranteed loan certificates. These repurchase agreements generally have a term of nine months or less.

TRADING ASSETS - Trading assets as of June 30, 2001 were $63.0 million. During the second quarter of 2001, the Company began trading government loans and pools. These assets are held up to 120 days.

SECURITIES - The Company's securities portfolio as of June 30, 2001, totaled $354.8 million, as compared to $291.2 million on December 31, 2000, an increase of $63.7 million or 21.9%. Securities acquired with CaminoReal Bancshares totaled $95.7 million. The unrealized gain on the available for sale securities was $3.7 million.

LOANS HELD FOR SALE - Total loans held for sale increased from $139.1 million at December 31, 2000 to $206.3 million at June 30, 2001, an increase of $67.2 million, or 48.3%. These loans represent loans funded by the Bank through a mortgage warehouse line to SCMC.

LOANS HELD FOR INVESTMENT - As of June 30, 2001, loans held for investment were $1.4 billion which was a $200 million, or 16.3%, increase from the balance of $1.2 billion on December 31, 2000. Loans acquired with CaminoReal Bancshares totaled $150.2 million. At June 30, 2001, loans held for investment as a percentage of assets and deposits were 60.2% and 72.9%, respectively.

The following table summarizes the Company's held for investment loan portfolio by type of loan as of June 30, 2001 (in thousands):

                                               AMOUNT      PERCENT OF TOTAL
                                            ------------   ----------------
Commercial, financial and industrial        $   460,871           28.18%
Real estate - commercial                        437,375           26.75%
Real estate - residential mortgage              168,603           10.31%
Real estate - construction                      221,107           13.52%
Foreign commercial and industrial                 8,031            0.49%
Consumer and other                              133,142            8.14%
Unearned discounts                                 (206)          -0.01%
                                            ------------   --------------
     Total loans  held for investment         1,428,923           87.38%
     Loans held for sale                        206,323           12.62%
                                            ------------   --------------
     Total loans                            $ 1,635,246          100.00%
                                            ============   ==============

ALLOWANCE FOR CREDIT LOSSES - The following is a summary of the changes in the allowance for credit losses for the three months ended June 30, 2001 and June 30, 2000, respectively, (in thousands):

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                     2001               2000
                                                                   --------           --------
Allowance for credit losses, December 31,                          $ 15,693           $ 13,187
Charge-offs                                                          (4,359)            (3,589)
Recoveries                                                              701                462
Acquisition of CaminoReal Bancshares, Inc.                            1,895                  -
Provision for credit losses                                           5,075              4,173
                                                                   --------           --------
Allowance for credit losses, June 30,                              $ 19,005           $ 14,233
                                                                   ========           ========
Net charge-offs as a percentage of average
    loans (annualized)                                                0.49%              0.52%
                                                                   ========           ========
Provision for credit losses as a percentage of
    average loans (annualized)                                        0.68%              0.70%
                                                                   ========           ========


The following is a summary of the relationship of the allowance to total loans at June 30, 2001, and December 31, 2000 (in thousands):

                                                                 JUNE 30,         DECEMBER 31,
                                                                   2001               2000
                                                                -----------        -----------
Loans held for investment at period-end                         $ 1,428,923        $ 1,228,981
Allowance for credit losses                                     $    19,005        $    15,693
Allowance as a percent of period-end loans held
   for investment                                                     1.33%              1.28%


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

RISK ELEMENTS - Nonperforming, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Seventeen properties make up the $1.7 million of other real estate owned ("ORE") at June 30, 2001. All properties are carried at the current fair market value, less estimated selling and holding costs.

The Company defines potential problem loans as those loans for which information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as "substandard", "doubtful", or "loss". As of June 30, 2001, the Company has no material foreign loans outstanding or loan concentrations.

The following table summarizes total nonperforming assets and potential problem loans at December 31, 2000 and at June 30, 2001:

                                                                  JUNE 30,         DECEMBER 31,
                                                                    2001               2000
                                                               ----------------   ----------------
                                                                                 (IN THOUSANDS)
Nonaccrual loans                                                      $ 11,060            $ 8,081
Restructured loans                                                           -              1,298
Accruing loans past due 90 days or more                                    782                604
                                                               ----------------   ----------------
    Total nonperforming loans                                           11,842              9,983
Other real estate ("ORE") and other foreclosed assets                    1,938              1,894
                                                               ----------------   ----------------
    Total nonperforming assets                                        $ 13,780           $ 11,877
                                                               ================   ================

Total nonperforming assets as a % of loans,
    ORE and other foreclosed assets                                      0.84%              0.87%

Allowance for credit losses as a percentage of
    nonperforming assets                                               137.92%            132.13%

Potential problem loans, other than those shown
    above as nonperforming                                            $ 39,807           $ 36,833


PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation, as of June 30, 2001, were $53.2 million, as compared to $44.8 million as of December 31, 2000, an increase of $8.4 million or 18.7%. Premises and equipment acquired with CaminoReal Bancshares totaled $5.8 million.

DEPOSITS - Total deposits as of June 30, 2001, were $2.0 billion, as compared to $1.6 billion on December 31, 2000, an increase of $382.1 million, or 24.2%. Deposits acquired with CaminoReal Bancshares totaled $248.8 million. Non-interest bearing demand deposits at June 30, 2001, were $705.3 million, as compared to $561.9 million at December 31, 2000, an increase of $143.3 million of which $57.0 million related to the CaminoReal Bancshares acquisition. The percentage of noninterest bearing deposits to total deposits as of June 30, 2001 continued to be strong at 36.0%.

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

CAPITAL RESOURCES AND LIQUIDITY

SHAREHOLDERS' EQUITY - The Company's risk-based capital ratios remain above the levels designated by regulatory agencies for the Company to be considered as "well capitalized" on June 30, 2001, with Tier-I capital, total risk-based capital, and leverage capital ratios of 10.19%, 11.14%, and 8.86%, respectively.

LIQUIDITY - Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders' dividends. The Company has instituted asset/liability management policies, including but not limited to a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The Company has numerous sources of liquidity including a significant portfolio of short-term assets, marketable investment securities (excluding those presently classified as "held-to-maturity"), loans available-for-sale, and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks, available Federal Home Loan Bank ("FHLB") advances, as well as a $30 million line of credit with Wells Fargo Bank Minnesota, National Association. No amounts were outstanding under this line of credit as of June 30, 2001.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in securities during the six months ended June 30, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on April 23, 2001, to consider and vote on the following proposals:

          Proposal 1:      The Election of Directors

     The following individuals were nominated and elected as Class III directors to hold office until the 2004 annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified.

                                    For                              Withheld
J. Downey Bridgwater               20,917,657                        1,414,829
John H. Buck                       22,372,179                          206,921
James D. Calaway                   22,125,175                          207,311
Bruce J. Harper                    22,125,340                          207,146
Glenn H. Johnson                   22,124,047                          208,439
George Martinez                    20,961,434                        1,371,052
Steven F. Retzloff                 22,153,342                          179,144


         Proposal 2: Approval of an amendment to the Company's 1994 Stock Incentive Plan (as amended and restated) to increase the number of shares available for grant to 2,600,000 shares.

For     21,084,244         Against   1,199,042     Abstain   49,197
        ----------                   ---------               ------

         Proposal 3: Ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants for its fiscal year ending December 31, 2001.

For     20,693,077         Against   71,495     Abstain   14,505
        ----------                   ------               ------

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                  2   --   Agreement and Plan of Merger dated as of March 1, 2001, by and between
                           Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc. (incorporated by reference to Exhibit 2 to Sterling Bancshares, Inc.'s Quarterly Report
                           on Form 10-Q for the Quarter ended March 31, 2001).

                  11  --   Statement Regarding Computation of Earnings Per Share (included as
                           Note (2) to Interim Consolidated Financial Statements on page 5 of this
                           Quarterly Report on Form 10-Q).

 (b)     Reports on Form 8-K:

                  None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STERLING BANCSHARES, INC.
                              -------------------------
                                     (Registrant)


Date: August 14, 2001         BY:   /s/ George Martinez
      ---------------               -------------------------------------------
                                    GEORGE MARTINEZ
                                    CHAIRMAN

Date: August 14, 2001         BY:   /s/ Eugene S. Putnam, Jr.
      ----------------              -------------------------------------------
                                    EUGENE S. PUTNAM, JR.
                                    EXECUTIVE VICE PRESIDENT
                                    AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

EXHIBIT  DESCRIPTION
-------  -----------
2        Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and
         Lone Star Bancorporation, Inc. (incorporated by reference to Exhibit 2 to Sterling Bancshares, Inc.'s
         Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

11 Statement Regarding Computation of Earnings Per Share (included as Note (2) to Interim Consolidated Financial Statements on page 5 of this Current Report on Form 10-Q).