Form 10-Q
period 2001-09-30
STERLING BANCSHARES INC
filed 2001-11-14
CIK 891098

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

                         Yes  X        No
                             ---          ---

As of September 30, 2001, there were outstanding 42,318,328 shares of common stock, par value $1.00 per share, of the registrant.


================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      2001               2000
                                                                                  -------------      ------------
                                                                                             (UNAUDITED)
ASSETS
Cash and cash equivalents                                                         $     123,579      $    122,112
Interest-bearing deposits in financial institutions                                       1,329               440
Securities purchased with an agreement to resell                                         82,577            37,863
Trading assets                                                                           61,547                --
Available-for-sale securities, at fair value                                            270,708           217,275
Held-to-maturity securities, at amortized cost                                           80,504            90,927
Loans held for sale                                                                     177,868           139,148

Loans held for investment                                                             1,564,291         1,345,842
Allowance for credit losses                                                             (21,431)          (16,862)
                                                                                  -------------      ------------
     Loans, net                                                                       1,542,860         1,328,980
Accrued interest receivable                                                              12,365            12,159
Real estate acquired by foreclosure                                                       1,887             1,702
Premises and equipment, net                                                              54,904            47,099
Goodwill, net                                                                            26,475             5,952
Other assets                                                                            103,950            73,557
                                                                                  -------------      ------------
TOTAL ASSETS                                                                      $   2,540,553      $  2,077,214
                                                                                  =============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
     Noninterest-bearing                                                          $     757,883      $    598,251
     Interest-bearing                                                                   843,345           642,918
Certificates of deposit and other time deposits                                         547,712           477,653
                                                                                  -------------      ------------
     Total deposits                                                                   2,148,940         1,718,822
Securities sold under agreements to repurchase and other borrowed funds                 112,568           140,364
Note payable                                                                              1,600             1,600
Accrued interest payable and other liabilities                                           24,594            18,801
                                                                                  -------------      ------------
     Total liabilities                                                                2,287,702         1,879,587

COMPANY-OBLIGATED MANDITORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST                                      57,500            28,750

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                                    3,434             2,052

Shareholders' equity:
     Convertible preferred stock, $1 par value, 1 million shares authorized                  59                76
     Common stock, $1 par value, 50 million shares authorized                            42,318            41,728
     Capital surplus                                                                     24,328            21,332
     Retained earnings                                                                  120,700           102,652
     Accumulated other comprehensive income--net unrealized gain on
        available-for-sale securities, net of tax                                         4,512             1,037
                                                                                  -------------      ------------
        Total shareholders' equity                                                      191,917           166,825
                                                                                  -------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   2,540,553      $  2,077,214
                                                                                  =============      ============

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                            THREE MONTHS                    NINE MONTHS
                                                                         ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                         2001           2000           2001           2000
                                                                      ----------     ----------     ----------     ----------
                                                                                            (Unaudited)
Interest income:
   Loans, including fees                                              $   37,375     $   33,815     $  111,086     $   95,852
   Securities:
     Taxable                                                               4,400          7,148         13,202         22,264
     Tax-exempt                                                              814            867          2,504          2,640
   Federal funds sold and securities purchased under agreements
     to resell                                                             1,164          1,621          2,934          3,403
   Trading assets                                                          1,120             --          1,917             --
   Deposits in financial institutions                                         22             18             57             59
                                                                      ----------     ----------     ----------     ----------
       Total interest income                                              44,895         43,469        131,700        124,218

Interest expense:
   Demand and savings deposits                                             4,473          5,204         14,068         14,408
   Certificates and other time deposits                                    6,269          6,432         20,751         17,378
   Other borrowed funds                                                    1,794          5,384          5,830         14,816
   Note payable                                                               20              1             86              1
                                                                      ----------     ----------     ----------     ----------
       Total interest expense                                             12,556         17,021         40,735         46,603
                                                                      ----------     ----------     ----------     ----------
       NET INTEREST INCOME                                                32,339         26,448         90,965         77,615

          Provision for credit losses                                      3,120          2,405          8,592          6,774
                                                                      ----------     ----------     ----------     ----------
       NET INTEREST INCOME AFTER
         PROVISION FOR CREDIT LOSSES                                      29,219         24,043         82,373         70,841

Noninterest income:
   Customer service fees                                                   4,027          2,785         10,713          8,182
   Gain on sale of mortgage loans                                          6,489          3,050         17,964          7,811
   Other                                                                   3,655          4,642         17,707         12,016
                                                                      ----------     ----------     ----------     ----------
       Total noninterest income                                           14,171         10,477         46,384         28,009

Noninterest expense:
   Salaries and employee benefits                                         15,187         13,714         51,633         39,462
   Occupancy expense                                                       4,549          3,580         12,991         10,110
   Net loss and carrying costs of real estate acquired by
     foreclosure                                                              35             25            132            224
   FDIC assessment                                                            89             97            299            233
   Technology                                                              1,296          1,028          3,968          2,914
   Postage and delivery charges                                              691            450          1,862          1,305
   Supplies                                                                  582            381          1,484          1,192
   Professional fees                                                         737            594          2,062          1,585
   Minority interest expense:
     Company-obligated mandatorily redeemable trust preferred
       securities of subsidiary trusts                                     1,329            667          3,390          2,001
     Sterling Capital Mortgage Company                                       617            209          1,475            428
   Conversion costs related to acquisitions                                1,194             --          2,224             --
   Other                                                                   4,795          3,344         12,994          9,793
                                                                      ----------     ----------     ----------     ----------
       Total noninterest expense                                          31,101         24,089         94,514         69,247

       NET INCOME BEFORE INCOME TAXES                                     12,289         10,431         34,243         29,603
          Provision for income taxes                                       4,416          3,232         11,841          9,205
                                                                      ----------     ----------     ----------     ----------
       NET INCOME                                                     $    7,873     $    7,199     $   22,402     $   20,398
                                                                      ==========     ==========     ==========     ==========

Earnings per share:
   Basic                                                              $     0.19     $     0.17     $     0.53     $     0.49
                                                                      ==========     ==========     ==========     ==========
   Diluted                                                            $     0.18     $     0.17     $     0.52     $     0.48
                                                                      ==========     ==========     ==========     ==========


SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                 2001                2000
                                                                                             ------------        ------------
                                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $     22,402        $     20,398
   Adjustments to reconcile net income to net cash used in
    operating activities:
      Amortization and accretion of premiums and discounts
       on securities, net                                                                             304                 137
      Net gain on the sale of available-for-sale securities and trading assets                       (157)                (16)
      Provision for credit losses                                                                   8,592               6,774
      Write-downs, less gains on sale, of real estate acquired by
       foreclosure and repossessed assets                                                             117                 125
      Depreciation and amortization                                                                 6,807               5,536
      Net increase in loans held for sale                                                         (38,720)            (55,680)
      Gain on the sale of credit card portfolio                                                        --                (211)
      Net increase in accrued interest receivable and other assets                                (31,709)            (12,981)
      Net increase (decrease) in accrued interest payable and other liabilities                     4,524              (6,402)
                                                                                             ------------        ------------
       NET CASH USED IN OPERATING ACTIVITIES                                                      (27,840)            (42,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in securities purchased under agreements to resell                     (44,714)              7,735
   Proceeds from maturity and paydowns of held-to-maturity securities                              10,238              17,426
   Proceeds from the sale of available-for-sale securities                                         84,182               8,652
   Proceeds from maturity and paydowns of available-for-sale securities                            65,937              43,105
   Purchases of available-for-sale securities                                                    (102,479)            (12,136)
   Proceeds from the sale of trading assets                                                        23,400                  --
   Purchases of trading assets                                                                    (84,923)                 --
   Net increase in loans held for investment                                                      (75,500)            (94,762)
   Proceeds from sale of real estate acquired by foreclosure                                        1,053                 454
   Net (increase) decrease in interest-bearing deposits in financial institutions                    (889)                912
   Purchase of CaminoReal Bancshares, Inc.                                                        (51,813)                 --
   Cash and cash equivalents acquired with CaminoReal Bancshares, Inc.                             35,583                  --
   Proceeds from sale of premises and equipment                                                     6,415                 377
   Purchase of premises and equipment                                                             (14,401)             (8,911)
                                                                                             ------------        ------------
       NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                       (147,911)            (37,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                                               181,263             153,687
   Net decrease in repurchase agreements/funds purchased                                          (32,010)            (41,809)
   Increase in notes payable                                                                           --               1,600
   Proceeds from issuance of common stock and preferred stock                                       3,569               1,435
   Issuance of company-obligated madatorily redeemable trust preferred securities                  28,750                  --
   Purchase of treasury stock                                                                          --                (612)
   Dividends paid                                                                                  (4,354)             (3,930)
                                                                                             ------------        ------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        177,218             110,371

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                1,467              30,903

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                            122,112             100,399
                                                                                             ------------        ------------
   End of period                                                                             $    123,579        $    131,302
                                                                                             ============        ============

SUPPLEMENTAL INFORMATION:
   Income taxes paid                                                                         $      7,127        $     14,969
                                                                                             ============        ============
   Interest paid                                                                             $     41,597        $     46,830
                                                                                             ============        ============
   Noncash investing and financing activities:
    Acquisitions of real estate through foreclosure of collateral                            $      1,156        $        745
                                                                                             ============        ============



SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1.       BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 2000.

2.       EARNINGS PER COMMON SHARE

         Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                           THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                             2001                    2000                     2001                   2000
                                    ---------------------    ---------------------    ---------------------  ---------------------
                                      AMOUNT    PER SHARE      AMOUNT    PER SHARE      AMOUNT    PER SHARE    AMOUNT    PER SHARE
                                    ----------  ---------    ----------  ---------    ----------  ---------  ----------  ---------
Net income                          $    7,873               $    7,199               $   22,402             $   20,398
                                    ==========               ==========               ==========             ==========
Basic:
    Weighted average shares
      outstanding                       42,263  $    0.19        41,645  $    0.17        42,052  $    0.53      41,565  $    0.49
                                                =========                =========                =========              =========
Diluted:
    Add incremental shares for:
      Assumed exercise of
        outstanding options                902                      553                      828                    433
      Assumed conversion of
        preferred stock                     59                      125                       62                    111
                                    ----------               ----------               ----------             ----------
Total                                   43,224  $    0.18        42,323  $    0.17        42,942  $    0.52      42,109  $    0.48
                                    ==========  =========    ==========  =========    ==========  =========  ==========  =========

3.       SHAREHOLDERS' EQUITY

         The following table displays the changes in shareholders' equity for the three-month and nine-month periods ended September 30, 2001 and 2000 (in thousands):

                                           THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                             2001                    2000                     2001                   2000
                                    ---------------------    ---------------------    ---------------------  ---------------------
                                      AMOUNT    PER SHARE      AMOUNT    PER SHARE      AMOUNT    PER SHARE    AMOUNT    PER SHARE
                                    ----------  ---------    ----------  ---------    ----------  ---------  ----------  ---------
Equity, beginning of period                     $ 182,272                $ 151,694                $ 166,825              $ 141,069
  Comprehensive income:
     Net income                     $    7,873               $    7,199               $   22,402             $   20,398
     Net change in net unrealized
        gains on AFS securities          1,995                    1,528                    3,475                    752
                                    ----------               ----------               ----------             ----------
        Total comprehensive income                  9,868                    8,727                   25,877                 21,150
  Issuance of common stock                          1,232                      233                    3,569                  1,050
  Issuance of preferred stock                          --                      385                        -                    385
  Cash dividends paid                              (1,455)                  (1,315)                  (4,354)                (3,930)
  Purchase of treasury stock                           --                     (612)                       -                   (612)
                                                ---------                ---------             ------------              ---------
Equity, end of period                           $ 191,917                $ 159,112                $ 191,917              $ 159,112
                                                =========                =========             ============              =========

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

         Summarized financial information by operating segment as of and for the nine-month periods ended September 30, (in thousands) follows:

                                                           2001                                         2000
                                         ---------------------------------------       --------------------------------------
                                         COMMERCIAL      MORTGAGE                      COMMERCIAL    MORTGAGE
                                          BANKING         BANKING       TOTAL           BANKING       BANKING        TOTAL
                                         ----------     ----------    ----------       ----------    ----------    ----------
Net interest income                      $   90,965     $       --    $   90,965       $   77,615    $       --    $   77,615
Noninterest income                           17,212         29,172        46,384           14,068        13,941        28,009
                                         ----------     ----------    ----------       ----------    ----------    ----------
      Total revenue                         108,177         29,172       137,349           91,683        13,941       105,624
Provision for credit losses                   8,592             --         8,592            6,774            --         6,774
Noninterest expense                          73,114         19,176        92,290           58,224        11,023        69,247
Conversion cost related to acquisition        2,224             --         2,224               --            --            --
                                         ----------     ----------    ----------       ----------    ----------    ----------
Income before income taxes                   24,247          9,996        34,243           26,685         2,918        29,603
Provision for income taxes                    7,746          4,095        11,841            7,999         1,206         9,205
                                         ----------     ----------    ----------       ----------    ----------    ----------
      Net income                         $   16,501     $    5,901    $   22,402       $   18,686    $    1,712    $   20,398
                                         ==========     ==========    ==========       ==========    ==========    ==========

Total assets, September 30,              $2,530,695     $    9,858    $2,540,553       $2,178,053    $    7,201    $2,185,254
                                         ==========     ==========    ==========       ==========    ==========    ==========



         Intersegment interest was paid to Sterling by SCMC in the amount of $6.3 million for the nine-month period ended September 30, 2001. Total loans of $172.4 million in the mortgage warehouse were eliminated in consolidation as of September 30, 2001.

5.       ACQUISITIONS AND SIGNIFICANT DEVELOPMENTS

         On October 2, 2001, the Company announced that it had entered into a definitive merger agreement to acquire Community Bancshares, Inc. of Katy, Texas and its subsidiary bank, Community Bank in a cash and stock merger. As of September 30, 2001, Community Bancshares, Inc. had total assets of $118 million, loans of $80 million, and deposits of $110 million. Subject to receipt of all requisite regulatory approvals, the Company anticipates closing the transaction during the fourth quarter of 2001.

         On August 23, 2001, the Company acquired Lone Star Bancorporation, Inc., and its subsidiary bank, Lone Star Bank in a stock-for-stock merger. The shareholders of Lone Star Bancorporation, Inc. received an aggregate of 1,760,000 shares of the Company's common stock for all of the outstanding common stock of Lone Star Bancorporation, Inc. The stock issuance occurred prior to the stock split in September 2001. All previously reported amounts have been restated to reflect this transaction which is accounted for using the pooling of interests method.

         The following table reflects the results of operations of the Company and Lone Star as separate entities and the combined amounts after the pooling of interest.

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------------------------------------------------
                                                           2001                                        2000
                                         ------------------------------------------   -----------------------------------------
                                         STERLING                                     STERLING
                                         (WITHOUT                                     (WITHOUT
                                         LONESTAR)       LONESTAR         COMBINED    LONESTAR)       LONESTAR        COMBINED
                                         ---------       ---------        ---------   ---------       ---------       ---------
Interest income                          $ 122,146       $   9,554        $ 131,700   $ 116,438       $   7,780       $ 124,218
Interest expense                            36,480           4,255           40,735      43,360           3,243          46,603
                                         ---------       ---------        ---------   ---------       ---------       ---------

Net interest income                         85,666           5,299           90,965      73,078           4,537          77,615

Provision for credit losses                  7,884             708            8,592       6,379             395           6,774
                                         ---------       ---------        ---------   ---------       ---------       ---------

Net interest income after
     provision for loan losses              77,782           4,591           82,373      66,699           4,142          70,841

Noninterest income                          45,711             673           46,384      27,213             796          28,009
Noninterest expense                         87,678           4,612           92,290      65,472           3,775          69,247
Acquisition conversion costs                 1,030           1,194            2,224          --              --              --
                                         ---------       ---------        ---------   ---------       ---------       ---------

Net income (loss) before income taxes       34,785            (542)          34,243      28,440           1,163          29,603

Provision for income taxes                  11,996            (155)          11,841       8,831             374           9,205
                                         ---------       ---------        ---------   ---------       ---------       ---------

Net income (loss)                        $  22,789       $    (387)       $  22,402   $  19,609       $     789       $  20,398
                                         =========       =========        =========   =========       =========       =========


         On July 24, 2001, the Company's Board of Directors declared a three-for-two stock split that was effected in the form of a stock dividend on its common stock. Stockholders of record on September 4, 2001, received one additional share of common stock for every two shares of the Company's common stock held on that date. Cash paid in lieu of fractional shares was based on the average of the high and low bids on the record date, as adjusted for the split. The payment date for the stock dividend was September 18, 2001.

         On March 22, 2001, the Company acquired CaminoReal Bancshares of Texas, Inc., based in San Antonio, Texas ("CaminoReal Bancshares") and its subsidiary bank, CaminoReal Bank, National Association. CaminoReal Bancshares was privately held and was the bank holding company of

         CaminoReal Bank, National Association, which operated four banking offices in San Antonio and four banking offices in the south Texas cities of Eagle Pass, Carrizo Springs, Crystal City and Pearsall. This acquisition was accounted for using the purchase method of accounting. Goodwill totaling $25.1 million was recorded.

         In February 2001, the Company formed Sterling Bancshares Capital Trust II ("Trust II") and Sterling Bancshares Capital Trust III. On March 21, 2001, Trust II issued 1,150,000 9.20% Trust Preferred Securities (the "Trust Preferred Securities") with an aggregate liquidation value of $28,750,000. Concurrent with the issuance of the Trust Preferred Securities, Trust II issued trust common securities to the Company in the aggregate liquidation value of $889,175. The proceeds of the issuance of the Trust Preferred Securities and trust common securities were invested in the Company's 9.20% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures"). The proceeds of the issuance of the Junior Subordinated Debentures were used by the Company to fund a portion of the cash purchase price for the Company's acquisition of CaminoReal Bancshares of Texas, Inc. The Junior Subordinated Debentures will mature on March 21, 2031, which date may be shortened to a date not earlier than March 21, 2006, if certain conditions are met (including the Company has received prior approval of the Federal Reserve and any other required regulatory approvals). Trust II must redeem the Trust Preferred Securities when the Junior Subordinated Debentures are paid at maturity or upon any earlier prepayment of the Junior Subordinated Debentures. The Junior Subordinated Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Trust Preferred Securities or a change in existing laws that requires Trust II to register as an investment company.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its September 30, 2001 condensed consolidated financial

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         RESULTS OF OPERATIONS

         NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SAME PERIOD IN 2000

         NET INCOME - Net income for the nine-month period ended September 30, 2001 was $22.4 million or $.52 per diluted share. Included in this amount is $2.2 million in before-tax charges relating to the Lone Star Bancshares and CaminoReal Bancshares acquisitions. Excluding the acquisition charges, operating income for the nine months ended September 30, 2001 was $23.9 million or $.56 per diluted share, up 17.0% from the $.48 per diluted share earned in the first nine months of 2000. This increase was attributable to continued loan and deposit growth and increased mortgage banking activity.

         NET INTEREST INCOME - Net interest income for the nine-month period ended September 30, 2001, was $91.0 million, as compared to $77.6 million for the same period in 2000, an increase of $13.4 million or 17.2% during the nine-month period ended September 30, 2001. The growth in net interest income is attributable primarily to the 27.1% increase in average loans. The loan growth related to the CaminoReal acquisition was 8.1%. However, average earning assets during the nine-month period ended September 30, 2001 increased 12.3%. During the later part of 2000, the Bank deleveraged its balance sheet resulting in a decrease in average securities of 32.5% from the first nine months of 2000 as compared to the first nine months of 2001. The yield on average earning assets decreased 48 basis points from 8.80% for the nine-month period ended September 30, 2000, to 8.32% for the same period in 2001. Additionally, during the first nine months of 2000, the Board of Governors of the Federal Reserve System ("Federal Reserve") increased the discount rates a total of 100 basis points whereas in the first nine-months of 2001, the Federal Reserve decreased the discount rates eight times for a total of 350 basis points. The cost of interest bearing liabilities decreased 91 basis points from 4.58% in 2000 to 3.67% in 2001. This decrease in rates was due to a combination of the Federal Reserve rate decreases as well as the deleveraging of the balance sheet. The Company's 5.82% tax equivalent net interest margin for the first nine months of 2001 increased from the 5.57% net interest margin recorded during the same period in 2000. The increase is a result of a deleverage of the balance sheet during the fourth quarter of 2000 partially offset by the purchase of CaminoReal.

         The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2001 and 2000, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                         NINE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)

                                                                      2001                            2000
                                                        -----------------------------    ---------------------------
YIELD ANALYSIS                                           AVERAGE                                     AVERAGE
                                                         BALANCE    INTEREST   YIELD      BALANCE    INTEREST  YIELD
                                                        ----------  --------  -------    ----------  --------  -----
INTEREST EARNING ASSETS:
Interest bearing deposits in financial institutions     $    1,176  $     57     6.48%   $    1,339  $     59   5.89%
Federal funds sold                                          25,841       854     4.42%       17,252       817   6.33%
Securities purchased under agreements to resell             47,084     2,080     5.91%       44,087     2,586   7.84%
Trading assets                                              34,098     1,917     7.52%           --        --     --
Investment securities (taxable)                            272,585    13,202     6.48%      438,202    22,264   6.79%
Investment securities (tax-exempt)                          76,919     2,504     4.35%       79,510     2,640   4.44%
Loans (taxable)                                          1,655,403   110,873     8.95%    1,305,204    95,825   9.81%
Loans (tax-exempt)                                           4,016       213     7.09%          428        27   8.43%
                                                        ----------  --------  -------    ----------  --------  ------
  Total Interest Earning Assets                          2,117,122   131,700     8.32%    1,886,022   124,218   8.80%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                     86,814                           70,321
Premises and equipment, net                                 53,070                           45,490
Other assets                                               144,692                           96,249
Allowance for credit losses                                (19,577)                         (15,207)
                                                        ----------                       ----------
  Total Noninterest Earning Assets                         264,999                          196,853
                                                        ----------                       ----------

  TOTAL ASSETS                                          $2,382,121                       $2,082,875
                                                        ==========                       ==========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                             $  761,749  $ 14,068     2.47%   $  614,585  $ 14,408    3.13%
Certificates and other time deposits                       545,877    20,751     5.08%      430,662    17,378    5.39%
Other borrowed funds                                       173,857     5,830     4.48%      314,853    14,816    6.29%
Note payable                                                 1,600        86     7.19%           18         1    7.42%
                                                        ----------  --------  -------    ----------  --------  ------
  Total Interest Bearing Liabilities                     1,483,083    40,735     3.67%    1,360,118    46,603    4.58%

NONINTEREST BEARING LIABILITIES:
    Demand deposits                                        647,388                          530,133
    Other liabilities                                       21,726                           13,189
Trust preferred securities                                  51,287                           28,750
Shareholders' equity                                       178,637                          150,685
                                                        ----------                       ----------
                                                           899,038                          722,757
                                                        ----------                       ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $2,382,121                       $2,082,875
                                                        ==========                       ==========

NET INTEREST INCOME & MARGIN                                        $ 90,965     5.74%               $ 77,615    5.50%
                                                                    ========  =======                ========  ======
Net Interest Income & MARGIN (TAX EQUIVALENT)                       $ 92,165     5.82%               $ 78,695    5.57%
                                                                    ========  =======                ========  ======


         PROVISION FOR CREDIT LOSSES - The provision for credit losses for the first nine months of 2001 was $8.6 million, as compared to $6.8 million for the same period in 2000, an increase of $1.8 million or 26.8%. This increase in the provision for credit losses is to support the loan growth for the year. The acquisition of CaminoReal Bancshares increased the allowance for credit losses by $1.9 million. After net charge-offs of $5.9 million, provisions for the first nine months of 2001 and the acquisition of CaminoReal Bancshares, the Company's allowance for credit losses increased by $4.6 million from $16.9 million on December 31, 2000, to $21.4 million on September 30, 2001. Please refer to the subsequent discussion of ALLOWANCE FOR CREDIT LOSSES for additional insight to management's approach and methodology in estimating the allowance for credit losses.

         NONINTEREST INCOME - Total non-interest income for the nine-month period ended September 30, 2001 was $46.4 million, as compared to $28.0 million for the same period in 2000, an increase of $18.4 million or 65.6%.

         Noninterest income for the nine months ended September 30, 2001 and 2000, respectively, is summarized as follows:

                                                           2001                                         2000
                                         ---------------------------------------       --------------------------------------
                                         COMMERCIAL      MORTGAGE                      COMMERCIAL    MORTGAGE
                                          BANKING         BANKING       TOTAL           BANKING       BANKING        TOTAL
                                         ----------     ----------    ----------       ----------    ----------    ----------
Customer service fees                    $   10,713     $       --    $   10,713       $    8,182    $       --    $    8,182
Bank-owned life insurance income              1,520             --         1,520            1,388            --         1,388
Gain on the sale of
      credit card loan portfolio                 --             --            --              237            --           237
Gain on sale of mortgage loans                   --         17,964        17,964               --         7,811         7,811
Debit card fees                                 599             --           599               78            --            78
Other                                         4,380         11,208        15,588            4,183         6,130        10,313
                                         ----------     ----------    ----------       ----------    ----------    ----------
                                         $   17,212     $   29,172    $   46,384       $   14,068    $   13,941    $   28,009
                                         ==========     ==========    ==========       ==========    ==========    ==========


         COMMERCIAL BANKING SEGMENT - Noninterest income from commercial banking for the nine-month period ending September 30, 2001 was $17.2 million, as compared to $14.1 million for the same period in 2000, an increase of $3.1 million or 22.3%. During the first quarter of 2000, the bank sold its credit card portfolio to a correspondent bank for a net gain of $237.0 thousand. Also during the latter half of 2000, the bank introduced its debit card. Fees related to the debit cards totaled $599.3 thousand for the first nine months of 2001 compared to $78.0 thousand for the same period in 2000. Interest credits for the bank-owned life insurance increased $132.1 thousand during the nine-month period ended September 30, 2001. Customer service fees increased 30.9% primarily as a result of growth in deposit transaction accounts and the acquisition of CaminoReal Bank.

         MORTGAGE BANKING SEGMENT - Noninterest income from the mortgage banking segment increased 109.3% from $13.9 million for the first nine months of 2000 to $29.2 million for the same period in 2001. The income from the mortgage banking segment typically consists of origination fees and gains on sale of mortgage loans. During the first nine months of 2001, SCMC had $1.8 billion in loan fundings as compared to $988.4 million in 2000. The increase in the mortgage banking segment is primarily due to the favorable rate environment.

         NONINTEREST EXPENSE - Noninterest expense increased $25.3 million, or 36.5%, to $94.5 million for the first nine months of 2001 as compared to $69.2 million for the same period in 2000.

         Noninterest expense for the nine months ended September 30, 2001 and 2000, respectively, is summarized as follows:

                                          ---------------------------------------       --------------------------------------
                                          COMMERCIAL      MORTGAGE                      COMMERCIAL    MORTGAGE
                                           BANKING         BANKING       TOTAL           BANKING       BANKING        TOTAL
                                          ----------     ----------    ----------       ----------    ----------    ----------
Salaries and employee benefits            $   40,761     $   10,872    $   51,633       $   33,760    $    5,702    $   39,462
Occupancy expense                              9,887          3,104        12,991            7,613         2,497        10,110
Net loss and carrying costs of
      real estate acquired by foreclosure        132             --           132              224            --           224
FDIC assessment                                  299             --           299              233            --           233
Technology                                     3,698            270         3,968            2,822            92         2,914
Postage and delivery charges                   1,532            330         1,862            1,083           222         1,305
Supplies                                       1,161            323         1,484              892           300         1,192
Professional fees                              1,894            168         2,062            1,483           102         1,585
Minority interest expense                      3,390          1,475         4,865            2,001           428         2,429
Conversion costs related to acquisitions       2,224             --         2,224               --            --            --
Other                                         10,360          2,634        12,994            8,113         1,680         9,793
                                          ----------     ----------    ----------       ----------    ----------    ----------
                                          $   75,338     $   19,176    $   94,514       $   58,224    $   11,023    $   69,247
                                          ==========     ==========    ==========       ==========    ==========    ==========

         COMMERCIAL BANKING SEGMENT - Noninterest expenses related to commercial banking for the nine-month period ended September 30, 2001 were $75.3 million, as compared to $58.2 million for the same period in 2000, an increase of $17.1 million or 29.4%. Salaries and employee benefits from commercial banking for the nine-month period ended September 30, 2001 were $40.8 million, as compared to $33.8 million for the same period in 2000, an increase of $7.0 million or 20.7%. Salaries and employee benefit expense related to the CaminoReal offices since the acquisition was $2.7 million. The increase is also attributable to the hiring of personnel for the new Dallas and Deer Park offices and for the new central departments such as internet banking, document imaging and community affairs. Additionally, medical insurance expense increased $981.9 thousand.

         Occupancy expenses from commercial banking for the nine-month period ended September 30, 2001 were $9.9 million, as compared to $7.6 million for the same period in 2000, an increase of $2.3 million or 29.9%. The increase is primarily due to leasing additional space for central departments as well as leasing space for the new Dallas office. The occupancy expenses related to the CaminoReal offices was $791 thousand.

         Technology expense relating to commercial banking for the nine-month period ended September 30, 2001 was $3.7 million, as compared to $2.8 million for the same period in 2000, an increase of 31.0%. This increase is the result of the purchase of a new intranet wire transfer system and technology charges related to the new departments such as internet banking and document imaging.

         Minority interest expense increased $1.4 million or 69.4% from the nine-month period ended September 30, 2000 as compared to the same period in 2001. The increase is related to the interest due on the additional trust preferred securities issued in March 2001. Please refer to the subsequent discussion of TRUST PREFERRED SECURITIES for additional details of the issuance.

         Conversion costs related to the acquisition of Lone Star Bancshares in August totaled $1.2 million and CaminoReal Bancshares in March 2001 totaled $1.0 million. The costs include retention and severance expenses as well as data processing costs related to the conversion of Lone Star Bancshares' and CaminoReal Bancshares' systems.

         Other expense relating to commercial banking for the nine-month period ended September 30, 2001 was $10.4 million, as compared to $8.1 million for the same period in 2000, an increase of 27.7%. The increase in other expense related to the CaminoReal acquisition was $1.2 million including goodwill amortization of $526.1 thousand. Also, charges related to the new debit card program were $250.1 thousand.

         MORTGAGE BANKING SEGMENT - Noninterest expenses related to mortgage banking for the nine-month period ended September 30, 2001 were $19.2 million, as compared to $11.0 million for the same period in 2000, an increase of $8.2 million or 74.0%. The increase in expenses is due to variable expenses related to the increase in loan fundings. At September 30, 2001 loan fundings were $1.8 billion, a 80.2% increase over the $988.4 million at September 30, 2000.

         PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes increased from 31.1% for the first nine months of 2000 to 34.6% for the same period of 2001.

         THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SAME PERIOD IN 2000

         NET INCOME - Net income for the three-month period ended September 30, 2001 was $7.9 million as compared to $7.2 million for the same period in 2000, an increase of approximately $674 thousand or 9.4%. This increase is attributable to continued loan and deposit growth and increased mortgage banking activity.

         NET INTEREST INCOME - Net interest income for the three-month period ended September 30, 2001, was $32.3 million, as compared to $26.4 million for the same period in 2000, an increase of $5.9 million or 22.3%. The growth in net interest income is attributable primarily to the 28.7% increase in average loans. The loan growth for the three-month period ended September 30, 2001 related to the CaminoReal acquisition was 11.2%. Average earning assets increased 16.0%. During the later part of 2000, the Bank deleveraged its balance sheet resulting in a decrease in average securities of 28.3% from the third quarter of 2000 as compared to the third quarter of 2001. The yield on average earning assets decreased 100 basis points from 8.92% for the three-month period ended September 30, 2000, to 7.92% for the same period in 2001. Additionally, during the first nine months of 2000, the Federal Reserve increased the discount rates a total of 100 basis points whereas in the first nine-months of 2001, the Federal Reserve decreased the discount rates eight times for a total of 350 basis points. The cost of interest bearing liabilities decreased 167 basis points from 4.86% in 2000 to 3.19% in 2001. This decrease in rates was due to a combination of the Federal Reserve rate decreases as well as the deleveraging of the balance sheet. The Company's 5.78% tax equivalent net interest margin for the three months ended September 30, 2001 increased from the 5.50% net interest margin recorded during the same period in 2000. The increase is a result of a deleverage of the balance sheet during the fourth quarter of 2000 partially offset by the acquisition of CaminoReal.

         The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2001 and 2000, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                        THREE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)

                                                                      2001                            2000
                                                        -----------------------------    ---------------------------
YIELD ANALYSIS                                           AVERAGE                                     AVERAGE
                                                         BALANCE    INTEREST   YIELD      BALANCE    INTEREST  YIELD
                                                        ----------  --------  -------    ----------  --------  -----
INTEREST EARNING ASSETS:
Interest bearing deposits in financial institutions     $    1,297  $     22     6.73%   $    1,116  $     18   6.42%
Federal funds sold                                          26,297       298     4.50%       25,443       425   6.65%
Securities purchased under agreements to resell             60,591       866     5.67%       58,362     1,196   8.15%
Trading assets                                              62,346     1,120     7.13%           --        --     --
Investment securities (taxable)                            285,914     4,400     6.11%      426,424     7,148   6.67%
Investment securities (tax-exempt)                          75,359       814     4.29%       77,586       867   4.45%
Loans (taxable)                                          1,731,870    37,299     8.54%    1,348,460    33,807   9.97%
Loans (tax-exempt)                                           4,437        76     6.80%          369         8   8.62%
                                                        ----------  --------  -------    ----------  --------  -----
  Total Interest Earning Assets                          2,248,111    44,895     7.92%    1,937,760    43,469   8.92%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                     94,319                           71,392
Premises and equipment, net                                 55,631                           46,250
Other assets                                               161,391                          103,185
Allowance for credit losses                                (20,977)                         (15,744)
                                                        ----------                       ----------
  Total Noninterest Earning Assets                         290,364                          205,083
                                                        ----------                       ----------

  TOTAL ASSETS                                          $2,538,475                       $2,142,843
                                                        ==========                       ==========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                             $  820,334  $  4,473     2.16%   $  619,828  $  5,204   3.34%
Certificates and other time deposits                       554,536     6,269     4.49%      451,140     6,432   5.67%
Other borrowed funds                                       183,164     1,794     3.89%      322,245     5,384   6.65%
Note payable                                                 1,600        20     4.96%           52         1   7.65%
                                                        ----------  --------  -------    ----------  --------  -----
  Total Interest Bearing Liabilities                     1,559,634    12,556     3.19%    1,393,265    17,021   4.86%

NONINTEREST BEARING LIABILITIES:
    Demand deposits                                        706,271                          550,847
    Other liabilities                                       25,118                           12,324
Trust preferred securities                                  57,500                           28,750
Shareholders' equity                                       189,952                          157,657
                                                        ----------                       ----------
                                                           978,841                          749,578
                                                        ----------                       ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $2,538,475                       $2,142,843
                                                        ==========                       ==========

NET INTEREST INCOME & MARGIN                                        $ 32,339     5.71%               $ 26,448    5.43%
                                                                    ========  =======                ========  ======

NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)                       $ 32,744     5.78%               $ 26,796    5.50%
                                                                    ========  =======                ========  ======



         PROVISION FOR CREDIT LOSSES - The provision for credit losses for the third quarter of 2001 was $3.1 million, as compared to $2.4 million for the same period in 2000, an increase of $715.0 thousand or 29.7%. This increase in the provision for credit losses is to support the loan growth for the quarter. After net charge-offs of $2.0 million, the Company's allowance for credit losses increased by $1.1 million and from $20.3 million on June 30, 2001, to $21.4 million on September 30, 2001. Please refer to the subsequent discussion of ALLOWANCE FOR CREDIT LOSSES for additional insight to management's approach and methodology in estimating the allowance for credit losses.

         NONINTEREST INCOME - Total non-interest income for the quarter ended September 30, 2001 was $14.2 million, as compared to $10.5 million for the same period in 2000, an increase of $3.7 million or 35.3%.

         Noninterest income for the three months ended September 30, 2001 and 2000, respectively, is summarized as follows:

                                                           2001                                   2000
                                          -----------------------------------     ----------------------------------
                                          COMMERCIAL     MORTGAGE                 COMMERCIAL     MORTGAGE
                                           BANKING       BANKING       TOTAL        BANKING      BANKING       TOTAL
                                          ----------     --------     -------     ----------     --------     -------
Customer service fees                     $    4,027     $     --     $ 4,027     $    2,785     $     --     $ 2,785
Bank-owned life insurance income                 518           --         518            491           --         491
Gain on sale of mortgage loans                    --        6,489       6,489             --        3,050       3,050
Debit card fees                                  248           --         248             76           --          76
Other                                          1,483        1,406       2,889          1,388        2,687       4,075
                                          ----------     --------     -------     ----------     --------     -------
                                          $    6,276     $  7,895     $14,171     $    4,740     $  5,737     $10,477
                                          ==========     ========     =======     ==========     ========     =======



         COMMERCIAL BANKING SEGMENT - Noninterest income from commercial banking for the three-month period ended September 30, 2001 was $6.3 million, as compared to $4.7 million for the same period in 2000, an increase of $1.5 million or 32.4%. During the latter half of 2000, the bank introduced its debit card. Fees related to the debit cards totaled $248.0 thousand for the third quarter of 2001, with income of $76 thousand recorded in for the same period in 2000. Interest credits for the bank-owned life insurance increased $27.9 thousand. Excluding these items, customer service fees increased 44.6% as a result of the acquisition of CaminoReal and the growth in deposit transaction accounts.

         MORTGAGE BANKING SEGMENT - Noninterest income from the mortgage banking segment increased 37.6% from $5.7 million for the third quarter of 2000 to $7.9 million for the same period in 2001. The income from the mortgage banking segment typically consists of origination fees and gains on sale of mortgage loans. During the third quarter of 2001, SCMC had $615.2 million in loan fundings as compared to $381.3 million in 2000.

         NONINTEREST EXPENSE - Noninterest expense increased $7.0 million, or 29.1%, to $31.1 million for the three month period ending September 30, 2001 as compared to $24.1 million for the same period in 2000.

         Noninterest expense for the three months ended September 30, 2001 and 2000, respectively, is summarized as follows:

                                                                    2001                                   2000
                                                   -----------------------------------     ----------------------------------
                                                   COMMERCIAL     MORTGAGE                 COMMERCIAL     MORTGAGE
                                                    BANKING       BANKING       TOTAL        BANKING      BANKING       TOTAL
                                                   ----------     --------     -------     ----------     --------     -------
Salaries and employee benefits                     $   14,500     $    687     $15,187     $   11,389     $  2,325     $13,714
Occupancy expense                                       3,426        1,123       4,549          2,631          949       3,580
Net loss and  carrying costs of
      real estate acquired by foreclosure                  35           --          35             25           --          25
FDIC assessment                                            89           --          89             97           --          97
Technology                                              1,214           82       1,296          1,000           28       1,028
Postage and delivery charges                              569          122         691            368           82         450
Supplies                                                  467          115         582            289           92         381
Professional fees                                         651           86         737            559           35         594
Minority interest expense                               1,329          617       1,946            667          209         876
Conversion costs related to acquisitions                1,194           --       1,194             --           --          --
Other                                                   3,917          878       4,795          2,749          595       3,344
                                                   ----------     --------     -------     ----------     --------     -------
                                                   $   27,391     $  3,710     $31,101     $   19,774     $  4,315     $24,089
                                                   ==========     ========     =======     ==========     ========     =======

         COMMERCIAL BANKING SEGMENT - Noninterest expenses related to commercial banking for the third quarter of 2001 were $27.4 million, as compared to $19.8 million for the same period in 2000, an increase of $7.6 million or 38.5%. Salaries and employee benefits from commercial banking for the three-month period ended September 30, 2001 were $14.5 million, as compared to $11.4 million for the same period in 2000, an increase of $3.1 million or 27.3%. Salaries and employee benefits related to CaminoReal for the third quarter of 2001 were $1.2 million. The Company hired personnel for the new Dallas and Deer Park offices and for the new central departments such as internet banking, document imaging and community affairs. Also, medical insurance expense increased $298.0 thousand.

         Occupancy expenses from commercial banking for the three-month period ended September 30, 2001 were $3.4 million, as compared to $2.6 million for the same period in 2000, an increase of $795 thousand or 30.2%. Expenses related to CaminoReal for the third quarter of 2001 were $376.2 million. The remaining increase is primarily due to leasing additional space for central departments as well as leasing space for the new Dallas office.

         Technology expense relating to commercial banking for the three-month period ended September 30, 2001 was $1.2 million, as compared to $1.0 million for the same period in 2000, an increase of 21.4%. This increase is the result of the purchase of a new intranet wire transfer system and technology charges related to the new departments such as internet banking and document imaging.

         Conversion costs related to the acquisition of Lone Star Bancshares in August totaled $1.2 million The costs include retention and severance expenses as well as data processing costs related to the conversion of Lone Star Bancshares' systems.

         Minority interest expense increased $662 thousand or 99.3% from the third quarter of 2000 as compared to the third quarter of 2001. The increase is related to the interest due on the additional trust preferred securities issued in March 2001. Please refer to the subsequent discussion of TRUST PREFERRED SECURITIES for additional details of the issuance.

         Other expenses from commercial banking for the three-month period ended September 30, 2001 were $3.9 million, as compared to $2.7 million for the same period in 2000, and increase of $1.2 million or 42.5%. The increase in other expense related to the CaminoReal acquisition was $706.1 thousand which includes amortization of the acquisition goodwill of $261.4 thousand.

         MORTGAGE BANKING SEGMENT - Noninterest expenses related to mortgage banking for the three-month period ended September 30, 2001 were $3.7 million, as compared to $4.3 million for the same period in 2000, a decrease of $605 thousand or 14.0%. The decrease in expenses is due to variable expenses related to the increase in loan fundings. For the quarter ended September 30, 2001, loan fundings were $615.2 million, a 65.9% increase over the $370.9 million for the same period in 2000.

         PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes increased from 31.0% for the third quarter of 2000 to 35.9% for the same period in 2001.

         FINANCIAL CONDITION

         TOTAL ASSETS - The total consolidated assets of the Company increased from $2.1 billion at December 31, 2000 to $2.5 billion at September 30, 2001, an increase of $463.3 million, or 22.3%. Assets acquired with CaminoReal Bancshares totaled $307.8 million.

         CASH AND CASH EQUIVALENTS - The Company had cash and cash equivalents of $123.6 million at September 30, 2001. Comparatively, the Company had $122.1 million in cash and cash equivalents on December 31, 2000, an increase of $1.5 million or 1.2%. Cash and cash equivalents acquired with CaminoReal Bancshares totaled $35.6 million.

         SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL - As of September 30, 2001, securities purchased under agreements to resell totaled $82.6 million as compared to $37.9 million as of December 31, 2000. The securities purchased are SBA or USDA guaranteed loan certificates. These repurchase agreements generally have a term of nine months or less.

         TRADING ASSETS - Trading assets as of September 30, 2001 were $61.5 million. During the second quarter of 2001, the Company began trading government loans and pools. These assets are held up to 120 days.

         SECURITIES - The Company's securities portfolio as of September 30, 2001, totaled $351.2 million, as compared to $308.2 million on December 31, 2000, an increase of $43.0 million or 14.0%. Securities acquired with CaminoReal Bancshares totaled $95.7 million. On September 30, 2001, the unrealized gain on the available for sale securities was $6.7 million.

         LOANS HELD FOR SALE - Total loans held for sale increased from $139.1 million at December 31, 2000 to $177.9 million at September 30, 2001, an increase of $38.7 million, or 27.8%. These loans represent loans funded by the Bank through a mortgage warehouse line to SCMC.

         LOANS HELD FOR INVESTMENT - As of September 30, 2001, loans held for investment were $1.6 billion which was a $218 million, or 16.2%, increase from the balance of $1.3 billion on December 31, 2000. Loans acquired with CaminoReal Bancshares totaled $150.2 million. At September 30, 2001, loans held for investment as a percentage of assets and deposits were 61.6% and 72.8%, respectively.

         The following table summarizes the Company's held for investment loan portfolio by type of loan as of September 30, 2001 (in thousands):

                                                           PERCENT OF
                                                AMOUNT       TOTAL
                                              ----------   ----------
Commercial, financial and industrial          $  485,542        27.87%
Real estate - commercial                         492,646        28.28%
Real estate - residential mortgage               173,425         9.95%
Real estate - construction                       261,874        15.03%
Foreign commercial and industrial                  6,615         0.38%
Consumer and other                               144,276         8.28%
Unearned discounts                                   (87)        0.00%
                                              ----------   ----------
     Total loans  held for investment          1,564,291        89.79%
     Loans held for sale                         177,868        10.21%
                                              ----------   ----------
     Total loans                              $1,742,159       100.00%
                                              ==========   ==========

         ALLOWANCE FOR CREDIT LOSSES - The following is a summary of the changes in the allowance for credit losses for the nine months ended September 30, 2001 and September 30, 2000, respectively, (in thousands):

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                             2001                2000
                                                         -------------       -------------
Allowance for credit losses, December 31,                $      16,862       $      13,998
Charge-offs                                                     (6,839)             (5,569)
Recoveries                                                         921                 706
Acquisition of CaminoReal Bancshares, Inc.                       1,895                  --
Provision for credit losses                                      8,592               6,774
                                                         -------------       -------------
Allowance for credit losses, September 30,               $      21,431       $      15,909
                                                         =============       =============

Net charge-offs as a percentage of average
    loans (annualized)                                            0.48%               0.50%
                                                         =============       =============

Provision for credit losses as a percentage of
    average loans (annualized)                                    0.69%               0.69%
                                                         =============       =============


         The following is a summary of the relationship of the allowance to total loans at September 30, 2001, and December 31, 2000 (in thousands):

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2001            2000
                                                        -------------   -----------
Loans held for investment at period-end                 $   1,564,291   $ 1,345,842
Allowance for credit losses                             $      21,431   $    16,862
Allowance as a percent of period-end loans held
   for investment                                                1.37%         1.25%


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

         RISK ELEMENTS - Nonperforming, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Eighteen properties make up the $1.9 million of other real estate owned ("ORE") at September 30, 2001. All properties are carried at the current fair market value, less estimated selling and holding costs.

         The Company defines potential problem loans as those loans for which information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as "substandard", "doubtful", or "loss". As of September 30, 2001, the Company has no material foreign loans outstanding or loan concentrations.

         The following table summarizes total nonperforming assets and potential problem loans at December 31, 2000 and at September 30, 2001:

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   2001              2000
                                                               -------------      ------------
                                                                        (IN THOUSANDS)
Nonaccrual loans                                               $      11,585      $      8,297
Restructured loans                                                        --             1,298
Accruing loans past due 90 days or more                                1,867               626
                                                               -------------      ------------
    Total nonperforming loans                                         13,452            10,221
Other real estate ("ORE") and other foreclosed assets                  2,092             1,894
                                                               -------------      ------------
    Total nonperforming assets                                 $      15,544      $     12,115
                                                               =============      ============

Total nonperforming assets as a % of loans,
    ORE and other foreclosed assets                                     0.89%             0.81%

Allowance for credit losses as a percentage of
    nonperforming assets                                              137.87%           139.18%

Potential problem loans, other than those shown
    above as nonperforming                                     $      48,473      $     38,901


         PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation, as of September 30, 2001, were $54.9 million, as compared to $47.1 million as of December 31, 2000, an increase of $7.8 million or 16.6%. Premises and equipment acquired with CaminoReal Bancshares totaled $5.8 million.

         DEPOSITS - Total deposits as of September 30, 2001, were $2.1 billion, as compared to $1.7 billion on December 31, 2000, an increase of $430.1 million, or 25.0%. Deposits acquired with CaminoReal Bancshares totaled $248.8 million. Non-interest bearing demand deposits at September 30, 2001, were $757.9 million, as compared to $598.3 million at December 31, 2000, an increase of $159.6 million of which $57.0 million related to the CaminoReal Bancshares acquisition. The percentage of noninterest bearing deposits to total deposits as of September 30, 2001 was 35.0%.

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

         CAPITAL RESOURCES AND LIQUIDITY

         SHAREHOLDERS' EQUITY - The Company's risk-based capital ratios remain above the levels designated by regulatory agencies for the Company to be considered as "well capitalized" on September 30, 2001, with Tier-I capital, total risk-based capital, and leverage capital ratios of 10.22%, 11.21%, and 8.80%, respectively.

         LIQUIDITY - Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders' dividends. The Company has instituted asset/liability management policies, including but not limited to a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The Company has numerous sources of liquidity including a significant portfolio of short-term assets, marketable investment securities (excluding those presently classified as "held-to-maturity"), loans available-for-sale, and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks, available Federal Home Loan Bank ("FHLB") advances, as well as a $30 million line of credit with Wells Fargo Bank Minnesota, National Association. No amounts were outstanding under this line of credit as of September 30, 2001.


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


         PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS.

         Not applicable.

         ITEM 2. CHANGES IN SECURITIES

         There were no changes in securities during the nine months ended September 30, 2001.

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
                           Share (included as Note (2) to Interim Consolidated
                           Financial Statements on page 5 of this Quarterly
                           Report on Form 10-Q).

         (b) Reports on Form 8-K:

                  (1) Current Report on Form 8-K filed July 19, 2001 announcing the release of Sterling Bancshares' preliminary earnings report for the second quarter ended June 30, 2001.

                  (2) Current Report on Form 8-K filed August 27, 2001 announcing the closing of Sterling Bancshares' acquisition of Lone Star Bancorporation, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STERLING BANCSHARES, INC.
                                      -------------------------
                                           (Registrant)


DATE:     November 14, 2001           BY: /s/ George Martinez
      -------------------------           --------------------------------------
                                          GEORGE MARTINEZ
                                          CHAIRMAN


DATE:      November 14, 2001          BY: /s/ Eugene S. Putnam, Jr.
      -------------------------           --------------------------------------
                                          EUGENE S. PUTNAM, JR.
                                          EXECUTIVE VICE PRESIDENT
                                          AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
11       Statement Regarding Computation of Earnings Per Share (included as Note
         (2) to Interim Consolidated Financial Statements on page 5 of this
         Current Report on Form 10-Q).