Form 10-K
period 2001-12-31
STERLING BANCSHARES INC
filed 2002-03-15
CIK 891098

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    For fiscal year ended December 31, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

               For the transition period from         to

                               ----------------

                        Commission File Number 0-20750

                           STERLING BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

                 Texas                               74-2175590
    (State or other jurisdiction of               (I.R.S. employer
    Incorporation or organization)             Identification number)


    2550 North Loop West, Suite 600                     77092
            Houston, Texas                           (Zip Code)
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (713) 466-8300

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

            Title of Each Class        Shares Outstanding at December 31, 2001
            -------------------        ---------------------------------------
      Common Stock, $1.00 Par Value...               43,769,664

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 1, 2002, was $520,041,486 based on the closing sales price of $13.66 on such date. For purposes of this calculation, non-affiliates are defined as all directors and executive officers.

   As of March 1, 2002, registrant had outstanding 43,782,080 shares of Common Stock, $1.00 par value.

   Documents incorporated by reference: Portions of Sterling Bancshares, Inc.'s definitive proxy statement relating to the registrant's 2002 Annual Meeting of Shareholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 2001, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1--Business

                                    GENERAL

   Sterling Bancshares, Inc. (the "Company"), headquartered in Houston, Texas, is a bank holding company that provides commercial and retail banking services primarily in the Houston, Dallas and San Antonio metropolitan areas through the banking offices of Sterling Bank, Lone Star Bank and Community Bank, which are banking associations chartered under the laws of the State of Texas. (Sterling Bank, Lone Star Bank and Community Bank are collectively referred to as the "Bank" or the "Banks".) The Company also provides mortgage banking services through its 80 percent owned subsidiary, Sterling Capital Mortgage Company ("SCMC").

   The Company's principal executive offices are located at 2550 North Loop West, Suite 600, Houston, Texas, 77092 and its telephone number is (713) 466-8300. The Company was incorporated under the laws of the State of Texas in 1980 and became the parent bank holding company of Sterling Bank in 1981. During 2001, the Company completed the acquisitions of CaminoReal Bancshares of Texas, Inc., Lone Star Bancorporation, Inc. and Community Bancshares, Inc. and as a result, became the parent bank holding company of CaminoReal Bank, National Association, Lone Star Bank and Community Bank. CaminoReal Bank was merged into Sterling Bank during 2001. Sterling Bank was chartered in 1974. Lone Star Bank was chartered as a national bank in 1985 under the name First National Bank of Highlands. Lone Star Bank changed its name to Lone Star Bank, N.A. in July 1988, and on July 20, 1999, converted to a Texas banking association under the name Lone Star Bank. The Company completed its initial public offering on October 22, 1992.

   The Company had approximately 1,014 and 622 full time equivalent employees, including 274 and 61 officers, in its commercial banking and mortgage banking segments, respectively, as of December 31, 2001. At December 31, 2001, the Company had total assets of $2.8 billion, deposits of $2.3 billion, and shareholders' equity of $217.4 million.

   The Company has two operating segments: commercial banking and mortgage banking. The segments are managed separately as they require different marketing strategies and offer different products and services. See Note U to the Consolidated Financial Statements for summarized financial information by operating segment.

Commercial Banking

   The Bank provides a wide range of retail and commercial banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; merchant credit card services; letters of credit; and cash and asset management services. In addition, the Bank facilitates sales of brokerage, mutual fund, alternative financing and insurance products through third party vendors. The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC").

   The primary lending focus of the Bank is providing commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300,000 to $30 million. Typically, the Bank's customers have financing requirements between $50,000 and $500,000. The Bank does not seek loans of more than $2 million but will consider larger lending relationships which involve exceptional levels of credit quality. The Bank's credit range, while well below its legal lending limit of $20 million, allows for greater diversity in the loan portfolio, less competition from large banks, and better pricing opportunities.

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

   The Company and the Bank have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school, religious and community development activities. Each banking office may also appoint selected customers to a business development board that assists in introducing prospective customers to the Bank and in developing or improving products and services to meet customer needs. As a result of the development of broad banking relationships with customers and the convenience and service of the Company's thirty-eight banking offices, lending and investing activities are funded primarily by core deposits, over one-third of which are noninterest bearing demand deposits.

   The Bank centralizes operational and support functions that are transparent to customers in order to achieve consistency and cost efficiencies in the delivery of products and services by each banking office. The central office provides services such as data processing, bookkeeping, accounting, treasury management, loan administration, loan review, compliance, risk management and internal auditing to enhance their delivery of quality service. The Company also provides overall direction in the areas of credit policy and administration, strategic planning, marketing, investment portfolio management and other financial and administrative services. The banking offices work closely with the Company to develop new products and services needed by their customers and to introduce enhancements to existing products and services.

Mortgage Banking

   The Company originates, sells and services single family residential mortgages through its 80 percent ownership of SCMC. SCMC has production offices in Texas and eleven other states, with corporate offices in Houston, Texas and Seattle, Washington. The typical mortgage originated by SCMC is approximately $135,000. A substantial portion of SCMC's loan production is generated through joint ventures known as affiliated business arrangements with established home builders and realtor-based organizations. SCMC is an approved Government National Mortgage Association ("GNMA") issuer of mortgage-backed securities. SCMC is also an approved Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") seller/servicer and a HUD-Approved Title II nonsupervised mortgagee. During 2001, SCMC funded approximately $2.6 billion in residential mortgage loans.

Expansion

   The Company's growth strategy has been concentrated on increasing its banking presence in the greater Houston area and on entering both the Dallas and San Antonio markets. The Company has grown through a combination of internal growth, mergers and acquisitions and the opening of new banking offices.

   De Novo Offices. In March 2001, the Company opened a new banking office in Deer Park.

   In December 2000, the Company opened a new banking office in Dallas. This is the Company's first office outside of the Houston market. In connection with the opening of this office, the Company's Board designated 50,000 shares of Series I convertible preferred stock and authorized the offering and sale of such shares to investors who may assist in the business development efforts of the office. Subscriptions for a total of 20,000 of the preferred shares have been received by the Company. The offering of the Series I convertible preferred stock has terminated and it is anticipated that the shares will be issued prior to March 31, 2002. The Series I convertible preferred shares will be convertible into a maximum of 25,000 shares of the Company's common stock. The conversion ratio is dependent upon the Dallas office meeting certain performance goals.

   In April 2000, the Company opened a new banking office in Bellaire. In conjunction with the opening of this office, the Company's Board designated 50,000 shares of Series H convertible preferred stock and authorized the offering and sale of such shares to investors who may assist in the business development efforts of the office. A total of 39,000 of the preferred shares were actually sold. The Series H preferred shares will be convertible into a maximum of 73,125 shares of the Company's common stock. The conversion ratio is dependent upon the Bellaire office meeting certain performance goals.

   Mergers and Acquisitions. On December 17, 2001, the Company acquired Community Bancshares, Inc. and its subsidiary bank, Community Bank in a stock and cash merger. The shareholders of Community Bancshares, Inc. received $14.6 million in cash and 1,443,753 shares of the Company's common stock for all of the outstanding shares of common stock of Community Bancshares, Inc. The stock issuance occurred after the three-for-two stock split effected by the Company in September 2001. Community Bank operates two banking offices in west Houston. As of December 31, 2001, Community Bank had total assets of $155 million, loans of $80 million and deposits of $114 million. The Company plans to merge Community Bank into Sterling Bank in the second quarter of 2002. This acquisition was accounted for using the purchase method of accounting. Goodwill of $28.7 was recorded in connection with this acquisition.

   On August 23, 2001, the Company acquired Lone Star Bancorporation, Inc. and its subsidiary bank, Lone Star Bank in a stock-for-stock merger. The shareholders of Lone Star Bancorporation, Inc. received an aggregate of 1.76 million shares of the Company's common stock for all of the outstanding shares of common stock of Lone Star Bancorporation, Inc. The stock issuance occurred prior to the three-for-two stock split effected by the Company in September 2001. All previously reported amounts have been restated to reflect this transaction which was accounted for using the "pooling of interests" method. Lone Star Bank operated four banking offices in the Houston metropolitan area. As of December 31, 2001, Lone Star Bank had total assets of $170 million, loans of $123 million and deposits of $154 million. The Company merged Lone Star Bank into Sterling Bank in February 2002.

   On March 22, 2001, the Company acquired CaminoReal Bancshares of Texas, Inc. and its subsidiary bank, CaminoReal Bank, National Association, for an aggregate cash purchase price of $51.8 million. CaminoReal Bank has four banking offices in San Antonio, Texas and four banking offices in the south Texas cities of Eagle Pass, Carrizo Springs, Crystal City and Pearsall. During June 2001, the Company completed the operational integration of CaminoReal Bank and Sterling Bank. This acquisition was accounted for using the purchase method of accounting. Goodwill of $21.2 million was recorded in connection with this acquisition.

   On June 1, 1999, the Company acquired B.O.A. Bancshares, Inc. and its subsidiary Houston Commerce Bank in exchange for 1,854,600 shares of the Company's common stock. All previously reported amounts have been restated to reflect this transaction which was accounted for using the "pooling of interests" method. The acquisition of B.O.A. Bancshares added $115 million in total assets and $103 million in total deposits to the Company's balance sheet. Houston Commerce Bank operated three locations in Houston. During October 1999, the Company merged Houston Commerce Bank into Sterling Bank.

   On November 20, 1998, the Company acquired Hometown Bancshares, Inc., which was the bank holding company for Clear Lake National Bank, in a stock-for-stock merger. The acquisition of Hometown added $92 million in total assets and $84 million in total deposits to the Company's balance sheet. Clear Lake National Bank operated two locations in the Clear Lake area of southeast Houston. All previously reported amounts have been restated to reflect this transaction which was accounted for using the "pooling of interests" method. During April 1999, the Company merged Clear Lake National Bank into Sterling Bank.

   On June 30, 1998, Humble National Bank was acquired by the Company in a stock-for-stock merger. The acquisition of Humble added $54 million in total assets and $49 million in total deposits to the Company's balance sheet. Humble operated a full service banking office in the Humble area of northeast Houston. All previously reported amounts have been restated to reflect this transaction which was accounted for using the "pooling of interests" method. During August 1998, the Company merged Humble into Sterling Bank.

   On September 30, 1997, the Company completed the acquisition of First Houston Bancshares, Inc. and its wholly owned subsidiary bank, Houston National Bank, in a stock-for-stock merger. The acquisition of First Houston added $135 million in total assets and $125 million in total deposits to the Company's balance sheet. All previously reported amounts have been restated to reflect this transaction which was accounted for using the "pooling of interests" method. In October 1997, Houston National was merged into the Bank adding the Bayou Bend Office to the Bank's expanding office network.

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

Permissible Activities

   As a bank holding company, the activities of the Company, as well as the activities of entities which are controlled by the Company or of which the Company owns 5% or more of the voting securities, are limited by the BHCA to banking, management and control of banks, furnishing or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be incidental or closely related to banking or managing or controlling banks. However, the Gramm-Leach-Bliley Act enacted in 2000 amended the BHCA and granted certain expanded powers to bank holding companies. See discussion below under "Recently Enacted Legislative and Regulatory Changes." In approving acquisitions by the Company of entities engaged in banking-related activities, the Federal Reserve Board considers a number of factors, including the expected benefits to the public, such as greater convenience and increased competition or gains in efficiency, which are weighted against the risks of possible adverse effects, such as an attempt to monopolize the business of banking, undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

   The G-L-B Act also imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The privacy provisions became effective on July 1, 2001.

   The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee.

   The Company has not filed an election to be a financial holding company. At this time, the Company is unable to predict the impact of the authorized affiliations and new financial activities permitted by the G-L-B Act on its operations. However, the Company is currently in compliance with the customer privacy requirements of the G-L-B Act.

   On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

  . due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

  . standards for verifying customer identification at account opening;

  . rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

  . reports by nonfinancial trades and business filed with the Treasury
    Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and

  . filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

   The Company is not able to predict the impact of such law on its financial condition or results of operations at this time.

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

   The Federal Reserve Board has adopted a system using risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-related" asset base. Certain off balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. In addition, the guidelines define each of the capital components. Total capital is defined as the sum of "core capital elements" ("Tier 1") and "supplemental capital elements" ("Tier 2"), with "Tier 2" being limited to 100% of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common shareholders' equity, perpetual preferred stock, and minority interest in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the reserve for credit losses. The guidelines require achievement of a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% is required to be comprised of "Tier 1" capital elements). At December 31, 2001, the Company's ratios of "Tier 1" and "Total" capital-to-risk-weighted assets were 9.64%, and 10.66%, respectively.

   In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC have adopted the use of a minimum "Tier 1" leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The banking organization's "Tier 1" leverage ratio is defined to be a company's "Tier 1" capital divided by its average total consolidated assets. The leverage ratio adopted by the federal banking agencies requires a minimum 3.0% "Tier 1" capital to total assets ratio for institutions with the highest regulatory rating. All other institutions will be expected to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 2001 of 8.40% significantly exceeded the regulatory minimum.

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

Audit Reports

   The regulations promulgated by the FDIC to implement FDICIA subjects depository institutions with assets of $500 million or more to certain audit and reporting requirements. FDICIA requires insured institutions to submit annual audit reports prepared by independent auditors to federal and state regulators. The audit report of the institution's holding company can be used to satisfy this requirement. Auditors must apply procedures agreed to by the FDIC to determine compliance by the institution or holding company with legal requirements designated by FDICIA. The annual audit report must include financial statements prepared in accordance with generally accepted accounting principles, statements concerning management's responsibility for the financial statements and internal controls designated by the FDIC, and an attestation by the auditor regarding the statements of management. For certain large institutions, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting solely of outside directors. The Company has an audit committee comprised soley of outside directors with at least one certified public accountant and, therefore, is in compliance with the requirements for large institutions.

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

Community Reinvestment Act

   The Community Reinvestment Act of 1977 ("CRA") and the regulations promulgated by the FDIC to implement CRA are intended to ensure that banks meet the credit needs of their service area, including low and moderate income communities and individuals, consistent with safe and sound banking practices. The CRA regulations also require the banking regulatory authorities to evaluate a bank's record in meeting the needs of its service area when considering applications to establish new offices or consummate any merger or acquisition transaction. Under FIRREA, the federal banking agencies are required to rate each insured institution's performance under CRA and to make such information publicly available. In the case of an acquisition by a bank holding company, the CRA performance records of the banks involved in the transaction are reviewed as part of the processing of the acquisition application. A CRA rating other than "outstanding" or "satisfactory" can substantially delay or block a transaction. Based upon its most recent examination, Sterling Bank has a satisfactory CRA rating.

Interstate Banking

   The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Branching Act") increased the ease and likelihood of interstate branching throughout much of the United States. The Interstate Branching Act removes state law barriers to acquisitions in all states and allows multi-state banking operations to merge into a single bank with interstate branches. Interstate banking and branching authority will be subject to certain conditions and restrictions, such as capital adequacy, management and CRA compliance. The Interstate Branching Act preempts existing barriers that restrict entry into all states, such as regional compacts and reciprocal agreements, thus creating opportunities for expansion into markets that were previously closed. Under the Interstate Branching Act, bank holding companies are now able to acquire banks in any state, subject to certain conditions. Banks acquired pursuant to this authority may subsequently be converted to branches. Interstate branching is permitted by allowing banks to merge across state lines to form a single institution. Interstate merger transactions can be used to consolidate existing multi-state operations or to acquire new branches. A bank may establish a new branch as its initial entry into a state only if the state has authorized de novo branching. In addition, out-of-state banks may merge with a single branch of a bank if the state has authorized such a transaction. The Federal Reserve Board, however, will only allow the acquisition by a bank holding company of an interest in any bank located in another state if the statutory laws of the state in which the target bank is located expressly authorize such acquisitions. The interstate branching provisions became effective on June 1, 1997, unless a state took action before that time. Texas elected to "opt out" of the Interstate Branching Act. Despite Texas' having opted out of the Interstate Branching Act, the Texas Banking Act permits, in certain circumstances, out-of-state bank holding companies to acquire certain existing banks and bank holding companies in Texas.

Sterling Bank, Lone Star Bank and Community Bank

   Sterling Bank, Lone Star Bank and Community Bank are Texas-chartered banking associations. The Banks' deposits are insured by the FDIC. Therefore, the Banks are subject to supervision and regulation by both the Texas Department of Banking and the FDIC. Pursuant to such regulation, the Banks are subject to special restrictions, supervisory requirements and potential enforcement actions. Sterling Bank is not a member of the Federal Reserve System; however, the Federal Reserve Board also has supervisory authority that directly affects the Bank. Lone Star and Community Bank are members of the Federal Reserve System and are therefore subject to the supervision and regulation of the Federal Reserve Board. Sterling Bank and Community Bank are members of the Federal Home Loan Bank and, therefore, are also subject to compliance with its requirements.

Permissible Activities for State-Chartered Institutions

   The Texas Constitution provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, FDICIA has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Bank Insurance Fund ("BIF").

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

Restrictions on Subsidiary Banks

   Dividends paid by the Bank provided substantially all of the Company's cash flow during 2001 and will continue to do so in the foreseeable future. Under federal law, the Bank may not pay a dividend that results in an "undercapitalized" situation. At December 31, 2001, there was an aggregate of approximately $60.6 million available for the payment of dividends by the Bank to the Company without prior regulatory approval.

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

   In 1996, a law was passed that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund ("SAIF") and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With regard to the assessment for the FICO obligation, the current BIF and SAIF rate is .0182% of deposits.

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

Effect on Economic Environment

   The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

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

Item 2--Properties

   The principal executive offices of the Company and the Bank are located at 2550 North Loop West, Houston, Texas, 77092, in spaced leased by the Company. In addition to its principal office, the Company operates the following locations:

                                    Owned Leased Total
                                    ----- ------ -----
      Banking offices in the
       Houston metropolitan area..    17    12     29
      Banking offices in the San
       Antonio metropolitan area..     2     2      4
      Banking offices in the South
       Texas......................     4    --      4
      Banking offices in the
       Dallas metropolitan area...    --     1      1
      Central department offices..     1     2      3
      Mortgage production offices
       Arizona....................    --     6      6
       Colorado...................    --     1      1
       California.................    --     1      1
       Illinois...................    --     1      1
       Kentucky...................    --     1      1
       Louisiana..................    --     1      1
       Nevada.....................    --     1      1
       Oregon.....................    --     2      2
       Texas......................    --    17     17
       Virginia...................    --     1      1
       Washington.................    --     5      5
                                     ---   ---    ---
          Total...................    24    54     78
                                     ===   ===    ===

Item 3--Legal Proceedings

   From time to time, the Bank is a party to various legal proceeding incident to its business. Currently, neither the Company nor any of its subsidiaries is involved in any material legal proceedings.

Item 4--Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5--Market for Registrant's Common Stock and Related Shareholder Matters

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

                                                           High   Low   Dividend
                                                          ------ ------ --------
      2001
        First quarter.................................... $14.00 $10.83 $0.03667
        Second quarter...................................  12.79  11.08 $0.03667
        Third quarter....................................  15.65  12.34 $0.03667
        Fourth quarter...................................  13.47  11.56 $0.03667
      2000
        First quarter.................................... $ 7.29 $ 5.81 $0.03333
        Second quarter...................................   7.92   6.33 $0.03333
        Third quarter....................................  10.63   6.79 $0.03333
        Fourth quarter...................................  13.42   9.67 $0.03333

   On January 28, 2002, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share payable on February 22, 2002, to shareholders of record on February 8, 2002. The Company intends to continue to pay a dividend at the rate of $0.040 per share quarterly throughout 2002.

   On July 24, 2001, the Company's Board of Directors declared a three-for-two stock split to be effected in the form of a stock dividend on its common stock to shareholders of record on September 4, 2001. Cash paid in lieu of fractional shares was based on the average of the high and low bids on the record date, as adjusted for the split. The payment date for the stock dividend was September 18, 2001.

   As of February 8, 2001, there were 1,122 shareholders of record of common stock. The number of beneficial shareholders is unknown to the Company at this time.

                         DESCRIPTION OF CAPITAL STOCK

Authorized Capital Stock

   The authorized capital stock of the Company consists of (i) 50,000,000 shares of Common Stock, $1.00 per share par value, of which 43,769,664 shares were issued and outstanding as of December 31, 2001 and (ii) 1,000,000 shares of Preferred Stock, $1.00 per share par value ("Preferred Stock"), issuable in series, of which 39,000 shares of Series H Convertible Preferred Stock were issued and outstanding as of December 31, 2001. The number of outstanding shares of the Series H Convertible Preferred Stock was not increased as a result of the stock split effected by the Company in September 2001; however, the conversion ratio for the Series H Convertible Preferred Stock has been adjusted so that upon conversion of the preferred stock, the number of shares of Common Stock issuable upon the conversion will be increased to give effect to the stock split. The Company's Board has also designated 50,000 shares of Series I convertible preferred. It is anticipated that the 20,000 shares of the Series I convertible preferred stock will be issued prior to March 31, 2002. All series of Preferred Stock prior to the Series H Convertible Preferred Stock have been converted into shares of common stock in accordance with the relative rights and preferences of each such series. As of December 31, 2001, an additional 943,239 shares of Common Stock were issuable upon exercise of the Company's vested outstanding employee stock options and pursuant to outstanding subscriptions under the Company's Employee Stock Purchase Plan.

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

   The holders of shares of the Common Stock are entitled to such dividends as the Board of Directors, in its discretion, may declare out of funds legally available therefore. Under the Texas Business Corporation Act, as amended (the "TBCA"), dividends may not be paid if, after the payment, the Company's total assets would be less than the sum of its total debts and stated capital, or if the Company would be unable to pay its debts as they become due in the usual course of its business. There can be no assurances such dividends will continue to be paid in the future. Payment of future dividends will be dependent upon, among other things, the Company's and the Bank's earnings and financial condition, and the general economic and regulatory climate.

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

   The Bank is also subject to risk based capital rules that restrict its ability to pay dividends. The risk based capital rules set an explicit schedule for achieving minimum capital levels in relation to risk weighted assets. The Banks have been required to meet a minimum ratio of total capital to risk weighted assets of 8.0%. As of December 31, 2001, the Banks were in compliance with all capital requirements.

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

Item 6--Selected Financial Data

   The following table sets forth summary historical data for the Company for the periods indicated. During the periods indicated, the Company completed seven acquisitions of bank holding companies and/or banks in merger transactions that were accounted for using either the purchase method of accounting or the "pooling of interests" method of accounting. With respect to the five mergers completed during the reported periods which were accounted for using the "pooling of interests" method, all financial data relating to such entities prior to the respective mergers have been restated to include the merged entities' balance sheet data and historical results of operations. In addition, data has been restated to reflect the effect of stock splits where applicable.

                                         Year Ended December 31,
                          ----------------------------------------------------------
                             2001        2000        1999        1998        1997
                          ----------  ----------  ----------  ----------  ----------
                               (In thousands, except for per share amounts)
SUMMARY OF INCOME:
Interest income.........  $  173,053  $  167,517  $  129,658  $  115,839  $   99,814
Interest expense........      50,052      62,824      37,470      34,600      31,841
                          ----------  ----------  ----------  ----------  ----------
Net interest income.....     123,001     104,693      92,188      81,239      67,973
Provision for credit
 losses.................      11,684       9,668       9,236       6,275       3,321
Noninterest income......      66,171      40,648      30,265      22,761      13,895
Noninterest expense.....     130,677      95,492      81,778      69,699      55,321
                          ----------  ----------  ----------  ----------  ----------
Income before income
 taxes..................      46,811      40,181      31,439      28,026      23,226
Provision for income
 taxes..................      16,410      12,641       9,803       9,116       7,777
                          ----------  ----------  ----------  ----------  ----------
Net income..............  $   30,401  $   27,540  $   21,636  $   18,910  $   15,449
                          ==========  ==========  ==========  ==========  ==========

COMMON SHARE DATA:
Basic earnings per
 share..................  $     0.72  $     0.66  $     0.52  $     0.47  $     0.40
Diluted earnings per
 share..................  $     0.71  $     0.65  $     0.51  $     0.46  $     0.38
Book value per share at
 period-end.............  $     4.96  $     3.98  $     3.40  $     2.98  $     2.47
Tangible book value per
 share at period-end....  $     3.70  $     3.84  $     3.25  $     2.83  $     2.43
Weighted average common
 shares.................      42,180      41,596      41,422      39,830      38,973
Weighted average common
 and common equivalent
 shares.................      43,044      42,212      42,218      41,276      40,522

BALANCE SHEET DATA (at
 period-end):
Total assets............  $2,778,090  $2,077,214  $2,060,112  $1,591,284  $1,466,798
Loans, net of unearned
 discount...............   1,928,293   1,484,990   1,261,273   1,079,657     907,201
Allowance for credit
 losses.................      22,927      16,862      13,998      11,352       8,820
Total securities........     342,899     308,202     545,148     267,819     327,550
Deposits................   2,268,980   1,718,822   1,508,789   1,410,076   1,279,381
Other borrowed funds....     180,298     140,364     362,332      15,333      46,669
Notes payable...........      20,879       1,600          --       2,069       2,621
Company-obligated
 mandatorily redeemable
 trust preferred
 securities of
 subsidiary trust.......      57,500      28,750      28,750      28,750      28,750
Shareholders' equity....     217,369     166,825     141,070     122,040      98,261

SELECTED PERFORMANCE
 RATIOS:
Return on average
 assets.................        1.24%       1.32%       1.26%       1.25%       1.20%
Return on average
 shareholders' equity...       16.58%      17.82%      16.37%      17.02%      16.92%
Dividend payout ratio...       19.45%      19.04%      20.85%      21.71%      20.01%
Net interest margin (tax
 equivalent)............        5.75%       5.61%       6.05%       6.02%       5.93%

ASSET QUALITY RATIOS:
Period-end nonperforming
 loans to total loans...        0.74%       0.65%       0.48%       0.51%       0.55%
Period-end nonperforming
 assets to total
 assets.................        0.58%       0.55%       0.37%       0.49%       0.45%
Period-end allowance for
 credit losses to
 nonperforming loans....      161.51%     175.74%     229.89%     207.53%     176.47%
Period-end allowance for
 credit losses to total
 loans..................        1.19%       1.14%       1.11%       1.05%       0.97%
Net charge-offs to
 average loans..........        0.49%       0.51%       0.59%       0.38%       0.36%

LIQUIDITY AND CAPITAL
 RATIOS:
Average loans to average
 deposits...............       84.28%      83.34%      77.70%      74.37%      68.68%
Period-end shareholders'
 equity to total
 assets.................        7.82%       8.03%       6.85%       7.67%       6.70%
Average shareholders'
 equity to average
 assets.................        7.50%       7.41%       7.70%       7.36%       7.06%
Period-end Tier 1
 capital to risk
 weighted assets........        9.64%      10.51%      10.82%      11.56%      12.23%
Period-end total capital
 to risk weighted
 assets.................       10.66%      11.26%      11.74%      12.45%      13.27%
Period-end Tier 1
 leverage ratio (Tier 1
 capital to total
 average assets)........        8.40%       9.10%       8.21%       9.39%       9.72%

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

   "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company analyzes the major elements of the Company's consolidated balance sheets and statements of income. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information incorporated by reference. Management believes that the most critical accounting policies relate to the determination of the allowance for credit losses. During the periods indicated, the Company completed seven acquisitions of bank holding companies and/or banks in merger transactions that were accounted for using either the purchase method of accounting or the "pooling of interests" method of accounting. With respect to the five mergers completed during the reported periods which were accounted for using the "pooling of interests" method, all financial data relating to such entities to the respective mergers have been restated to include the merged entities' balance sheet data and historical results of operations.

                             RESULTS OF OPERATIONS

Performance Summary

   Net income for 2001 was $30.4 million or $.71 per diluted share. Included in this amount is $2.1 million in after-tax charges relating to the acquisitions of CaminoReal Bancshares, Inc., Lone Star Bancorporation, Inc. and Community Bancshares, Inc. Excluding the acquisition charges, operating income for 2001 was $32.5 million or $.75 per diluted share, an increase of $4.9 million, up 15% over the $.65 per diluted share earned in 2000. Net income of $27.5 million in 2000 increased $5.9 million, or 27.3% over the $21.6 million recorded for 1999. Diluted earnings per share for 2000 was $.65 as compared to $.51 for 1999. All per share amounts have been restated to reflect the stock splits effected as stock dividends through September 18, 2001.

   Two industry measures of the performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net earnings in relation to average total assets and indicates a company's ability to employ its resources profitably. During 2001, the Company's ROA was 1.24%, as compared to 1.32% and 1.26% for 2000 and 1999, respectively. During 2001, the Company's return on equity was 16.58% compared to 17.82% and 16.37% for 2000 and 1999, respectively.

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

   Net interest income for 2001 was $123.0 million, up $18.3 million or 17.5% from $104.7 million for 2000. The growth in net interest income is primarily attributable to the 27.2% increase in average loans. The loan growth related to the CaminoReal Bancshares and Community Bancshares acquisitions was 8.9%. Since the Lone Star Bancorporation acquisition was accounted for using the "pooling of interests" accounting method, the financial data was restated to include Lone Star Bancorporation's balance sheet data and historical results of operations and there is no loan growth separately attributable to the acquisition of Lone Star Bancorporation. Average earning assets increased 14.7% from 2000 to 2001. During the latter part of 2000, the Bank deleveraged its balance sheet resulting in a decrease in average securities of 29.9% from 2000 to 2001. The yield on interest earning assets decreased 88 basis points from 8.86% in 2000 to 7.98% in 2001. Additionally during 2000, the Board of Governors of the Federal Reserve System ("Federal Reserve") increased the discount rate a total of 100 basis points whereas in 2001, the Federal Reserve decreased the discount rate 11 times for a total of 475 basis points. The cost of interest bearing liabilities decreased 133 basis points from 4.64% in 2000 to 3.31% in 2001. This decrease in rates was due to a combination of the Federal Reserve rate decreases as well as the deleverageing of the balance sheet. For 2001, the tax equivalent net interest margin (net interest income divided by average total interest earning assets) increased 14 basis points to 5.75% from 5.61% for 2000.

   Net interest income for 2000 was $104.7 million, compared to $92.2 million for 1999, an increase of $12.5 million or 13.6%, primarily due to a 22% increase in average earning assets. During 2001, the yield on interest earning assets increased 48 basis points from 8.38% in 1999 to 8.86% in 2000. Throughout the second half of 1999 and the first half of 2000, the Federal Reserve System increased the discount rate six times. The cost of interest bearing liabilities increased 107 basis points from 3.57% in 1999 to 4.64% in 2000. This increase was due to the Federal Reserve rate increases as well as new FHLB advances resulting from the leveraging program initiated in 1999 by the Bank. For 2000, the tax equivalent net interest margin (net interest income divided by average total interest earning assets) decreased 44 basis points to 5.61% from 6.05% for 1999.

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

   To provide a more in-depth analysis of net interest income, the following average balance sheets and net interest income analysis detail the contribution of interest earning assets to overall net interest income and the impact of the cost of funds:

                                                        Year Ended December 31,
                          --------------------------------------------------------------------------------------
                                     2001                         2000                         1999
                          ---------------------------- ---------------------------- ----------------------------
                           Average             Average  Average             Average  Average             Average
                           Balance    Interest  Yield   Balance    Interest  Yield   Balance    Interest  Yield
                          ----------  -------- ------- ----------  -------- ------- ----------  -------- -------
                                                            (in thousands)
Interest earning assets:
Deposits in financial
 institutions...........  $    1,235  $     79  6.40%  $    1,225  $     74  6.04%  $    3,492  $   180   5.15%
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      74,229     3,578  4.82%      60,401     4,471  7.40%      69,359    3,972   5.73%
Trading assets..........      49,352     2,787  5.65%          --        --    --           --       --     --
Securities (taxable)....     277,842    17,121  6.16%     417,062    28,208  6.76%     276,704   17,338   6.27%
Securities (non-
 taxable)...............      70,814     3,304  4.67%      80,282     3,503  4.36%      75,568    3,341   4.42%
Loans, net of unearned
 discount (taxable)
 (1)....................   1,689,627   145,899  8.63%   1,330,357   131,203  9.86%   1,122,250  104,784   9.34%
Loans, net of unearned
 discount
 (non-taxable)..........       4,240       285  6.72%         925        58  6.27%         584       43   7.36%
                          ----------  --------  ----   ----------  --------  ----   ----------  -------   ----
   Total interest
    earning assets......   2,167,339   173,053  7.98%   1,890,252   167,517  8.86%   1,547,957  129,658   8.38%
Noninterest earning
 assets:
Cash and due from
 banks..................      88,773                       68,710                       74,501
Premises and equipment,
 net....................      53,525                       45,892                       41,915
Other assets............     156,427                       98,134                       65,529
Allowance for credit
 losses.................     (20,296)                     (15,454)                     (13,125)
                          ----------                   ----------                   ----------
   Total noninterest
    earning assets......     278,429                      197,282                      168,820
                          ----------                   ----------                   ----------
   Total assets.........  $2,445,768                   $2,087,534                   $1,716,777
                          ==========                   ==========                   ==========
Interest bearing
 liabilities:
Demand and savings
 deposits...............  $  784,054  $ 16,915  2.16%  $  621,038  $ 19,879  3.20%  $  564,747  $13,671   2.42%
Certificates and other
 time deposits..........     547,600    26,141  4.77%     440,062    24,256  5.51%     388,953   18,421   4.74%
Other borrowed funds....     175,106     6,861  3.92%     293,556    18,653  6.35%      96,038    5,310   5.53%
Notes payable...........       3,369       135  4.01%         416        36  8.65%         955       68   7.12%
                          ----------  --------  ----   ----------  --------  ----   ----------  -------   ----
   Total interest
    bearing
    liabilities.........   1,510,129    50,052  3.31%   1,355,072    62,824  4.64%   1,050,693   37,470   3.57%
Noninterest bearing
 liabilities:
Demand deposits.........     678,134                      536,351                      491,415
Other liabilities.......      21,330                       12,772                       13,721
                          ----------                   ----------                   ----------
   Total noninterest
    bearing
    liabilities.........     699,464                      549,123                      505,136
Trust preferred
 securities.............      52,853                       28,750                       28,750
Shareholders' equity....     183,322                      154,589                      132,198
                          ----------                   ----------                   ----------
   Total liabilities and
    shareholders'
    equity..............  $2,445,768                   $2,087,534                   $1,716,777
                          ==========                   ==========                   ==========
Net interest income and
 margin (2).............              $123,001  5.68%              $104,693  5.54%              $92,188   5.96%
                                      ========  ====               ========  ====               =======   ====
Net interest income and
 margin
 (tax-equivalent basis)
 (3)....................              $124,644  5.75%              $106,127  5.61%              $93,680   6.05%
                                      ========  ====               ========  ====               =======   ====

--------
(1) Loan origination fees are considered adjustments to interest income. These fees aggregated $2,776,000, $2,232,000 and $2,041,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2) The net interest margin is equal to net interest income divided by average total interest earning assets.
(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment is made equally to interest income and income tax expense with no effect on after tax income. The tax equivalent adjustment has been computed using a federal income tax rate of 35%.

   The following rate/volume analysis shows the portions of the net change in interest income due to changes in volume or rate. The changes in interest income due to both rate and volume in the analysis have been allocated to the volume or rate change in proportion to the absolute amounts of the change in each (in thousands):

                                2001 vs. 2000              2000 vs. 1999
                             Increase (Decrease)        Increase (Decrease)
                             Due to Changes in:          Due to Changes in:
                          ---------------------------  ------------------------
                          Volume     Rate     Total    Volume    Rate    Total
                          -------  --------  --------  -------  ------  -------
Interest earning assets:
Deposits in financial
 institutions...........  $     1  $      4  $      5  $  (137) $   31  $  (106)
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      667    (1,560)     (893)    (663)  1,162      499
Trading assets..........    2,787        --     2,787       --      --       --
Securities (taxable)....   (8,579)   (2,508)  (11,087)   9,493   1,377   10,870
Securities (non-
 taxable)...............     (442)      243      (199)     206     (44)     162
Loans, net of unearned
 discount (taxable).....   31,023   (16,327)   14,696   20,524   5,895   26,419
Loans, net of unearned
 discount (non-
 taxable)...............      223         4       227       21      (6)      15
                          -------  --------  --------  -------  ------  -------
Total interest income...   25,680   (20,144)    5,536   29,444   8,415   37,859
                          -------  --------  --------  -------  ------  -------
Interest bearing
 liabilities:
Demand and savings
 deposits...............    3,517    (6,481)   (2,964)   1,802   4,406    6,208
Certificates and other
 time deposits..........    5,134    (3,249)    1,885    2,817   3,018    5,835
Other borrowed funds....   (4,641)   (7,151)  (11,792)  12,551     792   13,343
Notes payable...........       99        --        99      (47)     15      (32)
                          -------  --------  --------  -------  ------  -------
Total interest expense..    4,109   (16,881)  (12,772)  17,123   8,231   25,354
                          -------  --------  --------  -------  ------  -------
Net interest income.....  $21,571  $ (3,263) $ 18,308  $12,321  $  184  $12,505
                          =======  ========  ========  =======  ======  =======

Noninterest Income

   The Company's non-interest income consists primarily of customer service fees, gains arising from the sale of mortgage loans and origination fees relating to mortgage loans. Total noninterest income for 2001 totaled $66.2 million, an increase of $25.5 million or 62.8% over $40.6 million in 2000. For 2000, noninterest income totaled $40.6 million, an increase of $10.4 million or 34.3% over $30.3 million in 1999.

   The following table shows the breakout of noninterest income between commercial banking and mortgage banking for 2001, 2000 and 1999 (in thousands):

                                     2001                         2000                         1999
                         ---------------------------- ---------------------------- ----------------------------
                         Commercial Mortgage          Commercial Mortgage          Commercial Mortgage
                          Banking   Banking  Combined  Banking   Banking  Combined  Banking   Banking  Combined
                         ---------- -------- -------- ---------- -------- -------- ---------- -------- --------
Customer service fees...  $ 14,834  $    --  $14,834   $10,832   $    --  $10,832   $10,361   $    --  $10,361
Bank-owned life
 insurance income.......     2,049       --    2,049     1,888        --    1,888       606        --      606
Gain on the sale of
 University of Houston
 office.................        --       --       --        --        --       --       450        --      450
Gain on the sale of
 credit card loan
 portfolio..............        --       --       --       237        --      237        --        --       --
Gain on the sale of
 land...................        --       --       --       244        --      244        --        --       --
Gains on sale of
 mortgage loans.........        --   24,206   24,206        --    11,959   11,959        --    10,898   10,898
Debit card fees.........       877       --      877       223        --      223        --        --       --
Origination fees........        --   10,392   10,392        --     5,892    5,892        --       451      451
Servicing fees..........        --    1,051    1,051        --       426      426        --       611      611
Other...................     6,436    6,326   12,762     5,428     3,519    8,947     5,263     1,625    6,888
                          --------  -------  -------   -------   -------  -------   -------   -------  -------
                          $ 24,196  $41,975  $66,171   $18,852   $21,796  $40,648   $16,680   $13,585  $30,265
                          ========  =======  =======   =======   =======  =======   =======   =======  =======

   Commercial Banking Segment. For 2001, noninterest income from commercial banking was $24.2 million, as compared to $18.9 million for 2000, an increase of $5.3 million or 28.3%. During 2001, customer service fees increased $4.0 million or 36.9%, primarily as a result of an overall increase in average demand and savings accounts of 26.2% from volume growth in deposit accounts and the acquisition of CaminoReal Bank. Also during the latter half of 2000, the bank introduced its debit card. Fees related to the debit cards totaled $877 thousand in 2001 as compared to $223 thousand in 2000. In December 2000, the Bank sold land for a gain of $244 thousand. Finally, during the first quarter of 2000, the Bank sold its credit card portfolio to a correspondent bank for a net gain of $237 thousand. For 2000, noninterest income from commercial banking totaled $18.9 million, an increase of $2.2 million or 13.0% compared to $16.7 million in 1999. The increase is primarily attributed to volume growth in deposit accounts. During the latter half of 1999 the Bank purchased bank-owned life insurance ("BOLI") policies. Interest credits for these BOLI policies totaled $1.9 million for 2000 as compared to $606 thousand for 1999, an increase of $1.3 million. Also, during 1999, the Bank sold its University of Houston office which had approximately $10 million in student loans. A gain of $450 thousand was recognized on the sale.

   Mortgage Banking Segment. For 2001, noninterest income from the mortgage banking segment increased $20.2 million or 92.6% from $21.8 million for 2000. Income from the mortgage banking segment primarily consists of origination fees and gains on the sale of mortgage loans. The average length of time a mortgage loan is held in the portfolio of SCMC is approximately twenty-five to thirty days. During 2001, SCMC had $2.6 billion in loan fundings as compared to $1.4 billion in 2000. The increase in noninterest income and noninterest expense is primarily due to the favorable interest rate environment which led to increased loan refinancing and new loan activity. In addition, new retail locations were opened in 2001.

Noninterest Expense

   For 2001, noninterest expenses totaled $130.7 million, an increase of $35.2 million or 36.8% over $95.5 million in 2000. For 2000, noninterest expense totaled $95.5 which was a $13.7 million increase over $81.8 million in 1999. Noninterest expenses are shown as follows (in thousands):

                                      2001                         2000                         1999
                          ---------------------------- ---------------------------- ----------------------------
                          Commercial Mortgage          Commercial Mortgage          Commercial Mortgage
                           Banking   Banking  Combined  Banking   Banking  Combined  Banking   Banking  Combined
                          ---------- -------- -------- ---------- -------- -------- ---------- -------- --------
Salaries and employee
 benefits...............   $ 55,115  $13,916  $ 69,031  $44,660   $ 8,803  $53,463   $38,049   $ 6,781  $44,830
Occupancy expenses......     13,964    4,320    18,284   10,229     3,533   13,762     9,006     2,190   11,196
Net losses and carrying
 costs of real estate
 acquired by
 forclosure.............        176       --       176      284        --      284        29        --       29
FDIC assessment.........        470       --       470      316        --      316       374        --      374
Technology..............      5,053      288     5,341    3,851       122    3,973     3,695        97    3,792
Postage and delivery
 charges................      2,049      528     2,577    1,476       325    1,801     1,540       167    1,707
Supplies................      1,512      514     2,026    1,391       428    1,819     1,542       359    1,901
Professional fees.......      2,966      237     3,203    2,117       246    2,363     1,919       131    2,050
Minority interest
 expense................      4,716    2,273     6,989    2,668       752    3,420     2,668       352    3,020
Conversion costs related
 to acquisitions........      3,181       --     3,181       --        --       --       774        --      774
Other...................     14,873    4,526    19,399   11,791     2,500   14,291    10,974     1,131   12,105
                           --------  -------  --------  -------   -------  -------   -------   -------  -------
                           $104,075  $26,602  $130,677  $78,783   $16,709  $95,492   $70,570   $11,208  $81,778
                           ========  =======  ========  =======   =======  =======   =======   =======  =======

   Commercial Banking Segment. For 2001, noninterest expenses related to commercial banking were $104.1 million, as compared to $78.8 million for 2000, an increase of $25.3 million or 32.1%.

   Salaries and employee benefits in the commercial banking segment for 2001 totaled $55.1 million, an increase of $10.5 million or 23.4% over $44.7 million for 2000. Salaries and employee benefit expense related to the CaminoReal Bank offices since acquisition was $4.0 million. The increase is also attributable to the hiring of personnel for two de novo offices (Dallas and Deer Park) as well as new central departments such as internet banking, document imaging and community affairs. Additionally, medical insurance expense increased $1.2 million during 2001. Salaries and employee benefits in the commercial banking segment for 2000 totaled $44.7 million, an increase of $6.6 million or 17.4% over $38.0 million for 1999. The largest part of the increase is due to the hiring of new employees to expand the Bank's lending force and its credit analyst pool, personnel for two de novo offices (Bellaire and Dallas) and two new senior credit officers. The Bank increased its number of full-time equivalent personnel by 38 or 5.7% during 2000, from 670 at year-end 1999 to 708 at year-end 2000. The increases in full-time equivalents are due to staffing requirements to propel and sustain growth in loans and deposits as well as increases in central support functions.

   Occupancy expense in the commercial banking segment totaled $14.0 million in 2001 as compared to $10.2 million in 2000, an increase of $3.7 million, or 36.5%. The increase is primarily due to leasing additional space for central departments and the new Dallas office as well as the acquisition of CaminoReal Bank. The 2001 occupancy expenses related to the CaminoReal Bank offices was $1.2 million. Occupancy expense in the commercial banking segment totaled $10.2 million in 2000, an increase of $1.2 million or 13.6% over $9.0 million in 1999. This increase primarily resulted from the opening of the two de novo offices during 2000.

   Technology expense in 2001 totaled $5.1 million, an increase of $1.2 million or 31.2% from $3.9 million in 2000. This increase is the result of the purchase of a new intranet wire transfer system and technology charges related to the new departments such as internet banking and document imaging. Technology expense in 2000 totaled $3.9 million, an increase of $156 thousand or 4.2% from $3.7 million in 1999.

   Minority interest expense increased $2.0 million or 76.8% from 2000 as compared to 2001. The increase is related to the interest on the additional $28.75 million in trust preferred securities issued in March 2001. Please refer to the subsequent discussion of Company-Obligated Mandatorily Redeemable Trust Preferred Securities for additional details of the issuance.

   Conversion costs related to the acquisition of Community Bancshares, Inc. in December 2001, Lone Star Bancshares, Inc. in August 2001 and CaminoReal Bancshares in March 2001 totaled $957 thousand, $1.2 million and $1.0 million, respectively. The costs include retention and severance expenses as well as data processing costs related to the conversion of Community Banchares', Lone Star Bancshares' and CaminoReal Bancshares' systems.

   Other expenses in the commercial banking segment totaled $14.9 million in 2001, an increase of $3.1 million or 26.1%, from $12.0 million in 2000. The increase in goodwill amortization related to the CaminoReal Bancshares acquisition was $787.5 thousand. Also, charges related to the new debit card program increased $251.3 thousand from 2000. Other expenses in the commercial banking segment totaled $12.0 million in 2000, an increase of $817 thousand or 7.4%, from $11.0 million in 1999. This increase is due to an expanding infrastructure to support growth.

   Mortgage Banking Segment. Noninterest expense for the mortgage banking segment for 2001 was $26.6 million, as compared to $16.7 million for 2000, an increase $9.9 million or 59.2%. This increase in noninterest expense is primarily due to the favorable interest rate environment which led to increased loan refinancing and new loan activity. In addition, new retail locations were opened in 2001. At December 31, 2001 loan fundings were $2.6 billion, a 90.7% increase over the $1.4 billion at December 31, 2000. Noninterest expense for the mortgage banking segment for 2000 was $16.7 million, as compared to $11.2 million for 1999, an increase $5.5 million or 49.1%.

Income Taxes

   The Company provided $16.4 million for federal income taxes for 2001, $12.6 million for 2000, and $9.8 million for 1999. The effective tax rates for 2001, 2000, and 1999 were 35.1%, 31.5%, and 31.2%, respectively.

                              FINANCIAL CONDITION

Loans Held for Investment

   At December 31, 2001, loans held for investment totaled $1.7 billion, an increase of $320.9 million or 23.8% over loans at December 31, 2000 of $1.3 billion. Loans acquired as a result of the acquisitions of CaminoReal Bancshares and Community Bancshares totaled $149.6 million and $82.3 million, respectively. Excluding the loans acquired in the acquisitions of CaminoReal Bancshares and Community Bancshares, loans held for investment at December 31, 2001 totaled $1.4 billion, an increase of $89.4 million or 6.6% of loans at December 31, 2000 of $1.3 billion.

   At December 31, 2001, total loans were 85.0% of deposits and 69.4% of total assets. At December 31, 2000, total loans were 86.4% of deposits and 71.5% of total assets.

   The following table summarizes the loan portfolio of the Bank by type of loan as of December 31 of the year indicated, excluding loans held for sale (in thousands):

                                2001              2000              1999             1998            1997
                          ----------------  ----------------  ----------------  --------------  --------------
                            Amount     %      Amount     %      Amount     %     Amount    %     Amount    %
                          ---------- -----  ---------- -----  ---------- -----  -------- -----  -------- -----
Commercial, financial
 and industrial:
 US addressees..........  $  506,272  30.4% $  472,392  35.1% $  436,518  36.7% $357,872  36.0% $315,709  37.6%
 Non-US addressees......       7,594   0.5%      4,807   0.4%      5,917   0.5%    4,047   0.4%      771   0.1%
Real estate mortgage:
 Commercial.............     530,076  31.8%    449,007  33.4%    360,092  30.2%  273,067  27.4%  226,543  27.0%
 Residential............     186,527  11.2%    155,796  11.5%    141,661  11.9%  122,252  12.3%  105,132  12.5%
Real estate
 construction...........     282,304  16.9%    134,482  10.0%    115,761   9.7%  114,502  11.5%   74,639   8.9%
Installment.............     154,015   9.2%    129,358   9.6%    130,920  11.0%  123,057  12.4%  116,259  13.9%
                          ---------- -----  ---------- -----  ---------- -----  -------- -----  -------- -----
                          $1,666,788 100.0% $1,345,842 100.0% $1,190,869 100.0% $994,797 100.0% $839,053 100.0%
                          ========== =====  ========== =====  ========== =====  ======== =====  ======== =====

   The primary lending focus of the Bank is on commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300,000 to $30 million. Typically, the Bank's customers have financing requirements between $50,000 and $500,000. Although the Bank's legal lending limit was $20 million at December 31, 2001, the Bank has not maintained an exposure greater than $15 million on any single relationship.

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

   The Bank seeks to compete effectively in its chosen markets by consistent application of its business strategy. See further discussion of "BUSINESS-- Business Banking Strategy" and "BUSINESS--Competition".

   As of December 31, 2001, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

Loans Held for Sale

   Loans held for sale totaled $261.5 million at December 31, 2001, an increase from $139.1 million at December 31, 2000. The $122.4 million increase is due to the increase in loans funded by the Bank through an intercompany mortgage warehouse with SCMC. Mortgage loans originated by SCMC are held for sale and are typically sold to investors within one month of origination. Due to the timing of the sales of loans to investors, the balance of these loans at any given time is somewhat volatile. See Note E to the Consolidated Financial Statements for loan maturities and rate sensitivity of the loan portfolio, excluding real estate--mortgage, consumer and foreign loans and unearned discount at December 31, 2001.

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

   The Bank defines potential problem loans as those loans not classified as nonperforming, but where information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and classifies potential problem loans as those loans graded as substandard, doubtful, or loss, excluding all nonperforming loans. The Bank's increase in potential problem loans can be directly attributed to acquisitions, loan growth and economic conditions.

   The Bank had no material foreign loans outstanding or loan concentrations for the years ended December 31, 1997 through 2001. The Bank, however, continues to monitor the potential risk of foreign borrowers and concentrations of credit.

   The following table presents information regarding non-performing loans and assets as of December 31, 1997 through 2001 (in thousands):

                            2001        2000        1999        1998        1997
                         ----------  ----------  ----------  ----------  ----------
Nonaccrual loans........ $   14,179  $    8,297  $    5,871  $    5,158  $    4,779
Restructured loans......         16       1,298         218         312         217
                         ----------  ----------  ----------  ----------  ----------
Total nonperforming
 loans..................     14,195       9,595       6,089       5,470       4,996
Real estate acquired by
 foreclosure............      1,837       1,702       1,323       1,969       1,086
Other repossessed
 assets.................        127         192         264         356         537
                         ----------  ----------  ----------  ----------  ----------
Total nonperforming
 assets................. $   16,159  $   11,489  $    7,676  $    7,795  $    6,619
                         ==========  ==========  ==========  ==========  ==========
Nonperforming loans to
 total loans............       0.74%       0.65%       0.48%       0.51%       0.55%
Nonperforming assets to
 total assets...........       0.58%       0.55%       0.37%       0.49%       0.45%
Potential problem
 loans.................. $   51,456  $   38,753  $   25,565  $   21,983  $   14,401
                         ==========  ==========  ==========  ==========  ==========
Accruing loans past due
 90 days or more........ $    1,360         626         351         824         527
                         ==========  ==========  ==========  ==========  ==========
Total loans............. $1,928,293  $1,484,990  $1,261,273  $1,079,657  $  907,201
                         ==========  ==========  ==========  ==========  ==========
Total assets............ $2,778,090  $2,077,214  $2,060,112  $1,591,284  $1,466,798
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

   At December 31, 2001, substandard loans totaled $61.2 million, of which $14.4 million were loans designated as delinquent or nonaccrual; and doubtful loans totaled $4.5 million of which $4.3 million were designated as delinquent or nonaccrual.

   In addition to the internally classified loan list and delinquency list of loans, the Bank maintains a separate "watch list" which further aids the Bank in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Bank reviews these loans to assist in assessing the adequacy of the allowance for credit losses. As of December 31, 2001, watch list loans totaled $90.4 million.

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

   The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data (in thousands):

                                        Year Ended December 31,
                          --------------------------------------------------------
                             2001        2000        1999        1998       1997
                          ----------  ----------  ----------  ----------  --------
Average loans
 outstanding............  $1,693,867  $1,331,282  $1,122,834  $  991,769  $790,208
                          ==========  ==========  ==========  ==========  ========
Loans outstanding at
 period end.............  $1,928,293  $1,484,990  $1,261,273  $1,079,657  $907,201
                          ==========  ==========  ==========  ==========  ========
Allowance for credit
 losses at January 1....  $   16,862  $   13,998  $   11,352  $    8,820  $  8,323
Charge-offs:
  Commercial, financial,
   and industrial.......       6,969       7,061       5,485       2,723     1,845
  Real estate, mortgage
   and construction.....       1,057         643         162         510       140
  Installment...........       1,797          63       1,925       1,134     1,381
                          ----------  ----------  ----------  ----------  --------
    Total charge-offs...       9,823       7,767       7,572       4,367     3,366
Recoveries:
  Commercial, financial,
   and industrial.......         871         861         750         229       301
  Real estate, mortgage
   and construction.....         111          33          42         120        47
  Installment...........         464          69         190         275       194
                          ----------  ----------  ----------  ----------  --------
    Total recoveries....       1,446         963         982         624       542
                          ----------  ----------  ----------  ----------  --------
Net charge-offs.........       8,377       6,804       6,590       3,743     2,824
Acquisition of
 CaminoReal and
 Community..............       2,758          --          --          --        --
Provision for credit
 losses.................      11,684       9,668       9,236       6,275     3,321
                          ----------  ----------  ----------  ----------  --------
Allowance for credit
 losses at December 31..  $   22,927  $   16,862  $   13,998  $   11,352  $  8,820
                          ==========  ==========  ==========  ==========  ========
Ratios:
Allowance to average
 loans..................        1.35%       1.27%       1.25%       1.14%     1.12%
Allowance to period end
 loans..................        1.19%       1.14%       1.11%       1.05%     0.97%
Net charge-offs to
 average loans..........        0.49%       0.51%       0.59%       0.38%     0.36%
Allowance to period-end
 nonperforming loans....      161.51%     175.74%     229.89%     207.53%   176.47%

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

                                                           Year ended December 31,
                                                                (In thousands)
                        ----------------------------------------------------------------------------------------------
                               2001                2000               1999               1998              1997
                        ------------------- ------------------ ------------------ ------------------ -----------------
                                    % of               % of               % of               % of              % of
                                  Category           Category           Category           Category          Category
Balance of allowance              to Loans           to Loans           to Loans           to Loans          to Loans
for credit losses at              Held for           Held for           Held for           Held for          Held for
end of period            Amount  Investment Amount  Investment Amount  Investment Amount  Investment Amount Investment
applicable to:          -------- ---------- ------- ---------- ------- ---------- ------- ---------- ------ ----------
Commercial, financial
 and industrial........ $  8,361     31%    $ 7,521     35%    $ 5,461     37%    $ 3,548     37%    $1,926     38%
Real estate, mortgage
 and construction......    5,538     60%      3,348     55%      3,014     52%      1,712     51%       751     48%
Installment............      868      9%      1,073     10%        909     11%        770     12%       690     14%
Unallocated............    8,160    N/A       4,920    N/A       4,614    N/A       5,322    N/A      5,453    N/A
                        --------    ---     -------    ---     -------    ---     -------    ---     ------    ---
                        $ 22,927    100%    $16,862    100%    $13,998    100%    $11,352    100%    $8,820    100%
                        ========    ===     =======    ===     =======    ===     =======    ===     ======    ===

Securities

   The following table summarizes the book value of securities held by the Bank as of the dates shown. See Note D to the Company's consolidated financial statements for information relating to fair values and details of held-to-maturity and available-for-sale securities portfolios.

                                          Year ended December 31,
                                ----------------------------------------------
                                  2001     %      2000     %      1999     %
                                -------- -----  -------- -----  -------- -----
                                               (In thousands)
U.S. Treasury securities and
 obligations of U.S.
 government agencies..........  $ 28,937   8.4% $ 36,120  11.7% $118,005  21.6%
Obligations of states and
 political subdivisions.......    74,985  21.9%   79,065  25.6%   82,300  15.1%
Mortgage-backed securities and
 collateralized mortgage
 obligations..................   220,355  64.3%  180,207  58.5%  328,313  60.2%
Other securities..............    18,622   5.4%   12,810   4.2%   16,530   3.1%
                                -------- -----  -------- -----  -------- -----
                                $342,899 100.0% $308,202 100.0% $545,148 100.0%
                                ======== =====  ======== =====  ======== =====

   At December 31, 2001, securities of $342.9 million increased $34.7 million from $308.2 million at December 31, 2000. Securities acquired with CaminoReal Bancshares and Community Bancshares totaled $95.7 million and $17.7 million, respectively. At December 31, 2001 and 2000, securities represented 15.1% and 17.9% of total deposits and 12.3% and 14.8% of total assets, respectively.

   The yield on the Bank's securities portfolio at December 31, 2001, was 5.8%. At December 31, 2001, the weighted-average life of the portfolio was approximately 2.8 years and the duration was approximately 2.0 years. The yield on the Bank's securities portfolio at December 31, 2000, was 6.5%. At December 31, 2000, the weighted-average life of the portfolio was approximately 6.2 years and the duration was approximately 4.2 years.

   The maturity distribution and weighted average yield of the Bank's debt security portfolio as of December 31, 2001, are summarized in the following table (in thousands).

                                                           Due 5-10       Due >10
                          Due <1 Year    Due 1-5 Years       Years         Years       Total
                         --------------  --------------  -------------  ------------  --------
                          Amount  Yield   Amount  Yield  Amount  Yield  Amount Yield
                         -------- -----  -------- -----  ------- -----  ------ -----
Obligations of U.S.
 government agencies.... $ 12,285 6.03%  $ 13,126 6.08%  $ 3,526 7.22%  $   --   --   $ 28,937
Obligations of states
 and political
 subdivisions...........   12,529 5.80%    38,028 6.20%   22,174 6.62%   2,254 8.18%    74,985
Mortgage-backed
 securities and
 collateralized mortgage
 obligations............    2,494 5.58%   183,044 6.47%   32,990 5.87%   1,827 4.65%   220,355
                         -------- ----   -------- ----   ------- ----   ------ ----   --------
                         $ 27,308 5.90%  $234,198 6.41%  $58,690 6.24%  $4,081 6.60%  $324,277
                         ======== ====   ======== ====   ======= ====   ====== ====   ========

Deposits

   The Bank's lending and investing activities are funded almost entirely by core deposits, approximately 85.9%, of which are total deposits excluding time deposits over $100 thousand. Noninterest bearing deposits at December 31, 2001 were $797.9 million as compared to $598.3 million at December 31, 2000, an increase of $199.6 million or 33.4% of which $57.0 million and $36.4 million related to the acquisitions of CaminoReal Bancshares and Community Bancshares, respectively. Approximately 35.2% of deposits at December 31, 2001 were noninterest bearing as compared to 34.8% at December 31, 2000.

   The Bank's average total deposits for 2001 were $2.0 billion, or $412.3 million and 25.8% over average total deposits during 2000 that were $1.6 billion. The increase in the Bank's average total deposits is primarily attributable to the acquisition of CaminoReal Bancshares. Deposits acquired with CaminoReal Bancshares and Community Bankcshares totaled $248.8 million and $114.2 million, respectively. Deposit growth continues to be concentrated primarily in core deposits, consisting of all deposits other than retail and public fund certificates of deposit in excess of $100,000. The Bank's average total deposits at December 31, 2000 were $1.6 billion, up $152.3 million or 10.5% over total deposits of $1.4 billion at year-end 1999.

   The average balances and weighted average rates paid on deposits for each of the years ended December 31, 2001, 2000, and 1999 are presented below (in thousands):

                                2001                2000               1999
                         ------------------- ------------------ ------------------
                           Average   Average  Average   Average  Average   Average
                           Balance    Rate    Balance    Rate    Balance    Rate
                         ----------- ------- ---------- ------- ---------- -------
Noninterest bearing
 demand deposits........ $   678,134         $  536,351         $  491,415
Interest bearing demand
 and savings deposits...     784,054  2.16%     621,038  3.20%     564,747  2.42%
Time deposits...........     547,600  4.77%     440,062  5.51%     388,953  4.74%
                         -----------  ----   ----------  ----   ----------  ----
                         $ 2,009,788  3.23%  $1,597,451  4.16%  $1,445,115  3.36%
                         ===========  ====   ==========  ====   ==========  ====

   The Bank's time deposits of $100,000 or more have consistently shown a pattern of renewal similar to that for deposits of less than $100,000. See Note J of the consolidated financial statements for maturities of certificates of deposits of $100,000 or more.

Other Borrowed Funds

   Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Additionally, the Bank has available borrowing facilities through the Federal Home Loan Bank and numerous correspondent banking relationships.

Notes Payable

   Effective February 2, 2002, the Company entered into a Credit Agreement with Wells Fargo Bank Minnesota, National Association which provides for a $20 million revolving credit facility. The Company currently has $20 million outstanding under the terms of the credit facility. The term of the credit facility is for a one year period ending on February 2, 2003. The interest rate payable by the Company on all funds drawn under the credit facility is 1.95% in excess of the Federal Funds Rate in effect from time to time. In addition, the Company pays an annual fee equal to one-eighth of one percent (0.125%) of the average daily unused portion of the credit facility. The indebtedness under the credit facility is guaranteed by Sterling Bancorporation, Inc. The Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on mergers, acquisitions and the sale of all or substantially all of the Company's assets, and (iv) maintenance of certain financial covenants by the Company and the Bank. Although such restrictions could restrict the Company's corporate activities, the Company does not anticipate that the credit facility or the covenants and conditions contained therein will have any material impact upon the Company or its operations.

Company-Obligated Mandatorily Redeemable Trust Preferred Securities

   In June 1997, the Company formed Sterling Bancshares Capital Trust I, a trust formed under the laws of the State of Delaware ("Trust I"). Trust I issued $28,750,000 of 9.28% Trust Preferred Securities and invested the proceeds thereof in the 9.28% Junior Subordinated Deferrable Interest Debentures ("9.28% Junior Subordinated Debentures") issued by the Company. The 9.28% Junior Subordinated Debentures will mature on June 6, 2027, which date may be shortened to a date not earlier than June 6, 2002 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The 9.28% Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the 9.28% Junior Subordinated Debentures by the Company. The 9.28% Junior Subordinated Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the 9.28% Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the 9.28% Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

   In February 2001, the Company formed Sterling Bancshares Capital Trust II ("Trust II") and Sterling Bancshares Capital Trust III, each is a trust formed under the laws of the State of Delaware. On March 21, 2001,

Trust II issued $28,750,000 of 9.20% Trust Preferred Securities and invested the proceeds thereof in the 9.20% Junior Subordinated Deferrable Interest Debentures (the "9.20% Junior Subordinated Debentures") issued by the Company. The 9.20% Junior Subordinated Debentures will mature on March 21, 2031, which date may be shortened to a date not earlier than March 21, 2006 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The 9.20% Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the 9.20% Junior Subordinated Debentures by the Company. The 9.20% Junior Subordinated Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax statutes or regulatory capital treatment of the 9.20% Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the 9.20% Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

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

   Based on simulation analysis of the interest rate sensitivity inherent in the Company's net interest income and market value of portfolio equity, as of December 31, 2001 and as adjusted by instantaneous rate changes upward and downward of up to 100 basis points, the Company is slightly asset sensitive. The Company's analysis indicates that an instantaneous 100 basis point move downward in interest rates would decrease net interest income by 2.76% and decrease the present value of equity by 0.60%; likewise, an instantaneous 100 basis point move upward in interest rates would increase net interest income by 2.63% and increase the present value of equity by 1.22%. These sensitivities are all within the threshold set by the Company's Asset/Liability Committee. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The Company's interest rate sensitivity analysis includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at fiscal year end will remain constant over the measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

   The following table sets forth the expected maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities as of December 31, 2001:

                            0-90       90-365       1-3       3-5       Over
                            Days        Days       Years     Years    5 Years     Total
                          ---------   ---------   --------  --------  --------  ---------
                          (In thousands, except for data expressed in percentages)
Interest earning assets:
Cash and cash
 equivalents............  $  23,049   $      --   $     --  $     --  $     --  $  23,049
Securities purchased
 under agreements to
 resell.................     12,313          --         --        --        --     12,313
Deposits in other
 financial
 institutions...........      1,117         199        798        --        --      2,114
Trading assets..........    118,511          --         --        --        --    118,511
Securities..............     50,935      61,336     81,900    66,983    81,745    342,899
Loans...................    979,092     162,088    343,398   340,226   103,489  1,928,293
                          ---------   ---------   --------  --------  --------  ---------
  Total interest earning
   assets...............  1,185,017     223,623    426,096   407,209   185,234  2,427,179
Interest bearing
 liabilities:
Demand and savings
 deposits...............    879,542          --         --        --        --    879,542
Certificates of deposit
 and other time
 deposits...............    212,752     291,305     62,429    24,485       617    591,588
Other borrowed funds....    180,298          --         --        --        --    180,298
Notes payable...........        879      20,000         --        --        --     20,879
                          ---------   ---------   --------  --------  --------  ---------
Total interest bearing
 liabilities............  1,273,471     311,305     62,429    24,485       617  1,672,307
                          ---------   ---------   --------  --------  --------  ---------
Period GAP..............  $ (88,454)  $ (87,682)  $363,667  $382,724  $184,617  $ 754,872
                          =========   =========   ========  ========  ========  =========
Cumulative GAP..........  $ (88,454)  $(176,136)  $187,531  $570,255  $754,872
                          =========   =========   ========  ========  ========
Period GAP to total
 assets.................      (3.18)%     (3.16)%    13.09%    13.78%     6.65%
                          =========   =========   ========  ========  ========
Cumulative GAP to total
 assets.................      (3.18)%     (6.34)%     6.75%    20.53%    27.17%
                          =========   =========   ========  ========  ========


   Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not reprice proportionally as interest rates change. Consequently, the Company's management has begun to utilize an interest rate risk simulation model to increase its ability to monitor and forecast the effect of various interest rate environments on earnings and its net capital position.

   The objectives of the Company's liquidity management is to maintain the Bank's ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company strives to manage its liquidity position to allow the Bank to meet its requirements while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of the Company's shareholders. In recent years, the Company's liquidity needs have primarily been met by growth in core deposits. The acquisitions of CaminoReal Bancshares and Community Bancshares during 2001 resulted in the receipt of an additional $302.1 in core deposits. In addition to core deposits, the Bank has access to purchased funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing investment and loan portfolios.

   The Company is a separate and distinct entity from the Bank and must provide for its own liquidity and fund its obligations. The primary source of the Company's revenues are from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the

Company. At December 31, 2001, the Bank had approximately $60.6 million in the aggregate available to be paid as dividends to the Company. It is not anticipated that such restrictions will have an impact on the ability of the Company to meet its ongoing cash obligations. As of December 31, 2001, the Company did not have any material commitments for capital expenditures.

Capital Resources

   At December 31, 2001, shareholders' equity totaled $217.4 million or 7.8% of total assets, as compared to $166.8 million and 8.0% of total assets at December 31, 2000.

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

   In March 2001, the Sterling Bancshares Capital Trust II completed the issuance of $28,750,000 of 9.20% Trust Preferred Securities and invested the proceeds in the 9.20% Junior Subordinated Debentures issued by the Company. The proceeds received by the Company were used, in part, to fund the acquisition of CaminoReal Bancshares. Under applicable regulatory guidelines, the 9.20% Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of the 9.20% Trust Preferred Securities would qualify as Tier 2 capital.

   Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted assets. See Note T to the Company's consolidated financial statements for further discussion of the Company's and the Bank's regulatory capital requirements.

   The Bank's capital levels at December 31, 2001 and 2000 qualify it as "well-capitalized," the highest of five tiers under applicable regulatory definitions.

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

   Our success depends primarily on the general economic conditions of the Houston metropolitan area. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Houston metropolitan area. We also provide, to a lesser extent, banking and financial services to customers in the San Antonio and Dallas metropolitan areas. The local economic conditions of Houston, and to a lesser extent, San Antonio and Dallas, have a significant impact on our commercial, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, such as inflation, recession, unemployment and other factors beyond our control will impact these local economic conditions and will negatively affect the financial results of our banking operations. In addition, since Houston remains largely dependent on the energy industry, a downturn in the energy industry and energy-related businesses could adversely affect our results of operations and financial condition.

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

We may not be able to maintain our historical growth rate which may adversely impact our results of operations and financial condition.

   To achieve our growth, we have initiated internal growth programs, completed various acquisitions and opened additional offices in the past few years. We may not be able to sustain our historical rate of growth or may not even be able to grow at all. We may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for acquisition. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new branch offices. Further, our inability to attract and retain experienced bankers may adversely affect our internal growth. A significant decrease in our historical rate of growth may adversely impact our results of operation and financial condition.

We may be unable to complete acquisitions, and once complete, may not be able to integrate our acquisitions successfully.

   Our growth strategy is dependent on our ability to acquire other financial institutions. We may not be able to complete any future acquisitions and, if completed, we may not be able to successfully integrate the operations, management, products and services of the entities we acquire. Following each acquisition, we must expend substantial managerial, operating, financial and other resources to integrate these entities. In particular, we may be required to install and standardize adequate operational and control systems, deploy or modify equipment, implement marketing efforts in new as well as existing locations and employ and maintain qualified personnel. Our failure to successfully integrate the entities we acquire into our existing operations may adversely affect our financial condition and results of operations.

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

Item 7A--Qualitative Disclosures About Market Risk.

   For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity and Liquidity." The Company's principal market risk exposure is to interest rates.

Item 8--Financial Statements and Supplementary Data

   See the index included on page 40 and the Consolidated Financial Statements which begin on page 42 of this Form 10-K.

Item 9--Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

   The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2001.

Item 11--Executive Compensation

   The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2001. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the subheading "Human Resources Programs Committee Report" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

Item 12--Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2001.

Item 13--Certain Relationships and Related Transactions

   The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2001.

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-k

 (a)(1) List of documents filed as part of this report
         INDEPENDENT AUDITORS' REPORT
         CONSOLIDATED FINANCIAL STATEMENTS:
          Balance Sheets
          Statements of Income
          Statements of Shareholders' Equity
          Statements of Cash Flows
          Notes to Consolidated Financial Statements
        No financial statement schedules are required to be filed as a part of
 (a)(2) this report.
 (a)(3) See Item 14(c) below.
 (b) During the fourth quarter of 2001, the Company filed the following current reports on Form 8-k: (1) October 2, 2001 (reporting under Items
        5 and 7 the Company's execution of an Agreement and Plan of Merger between Community Bancshares, Inc. and the Company providing for the merger of Community Bancshares, Inc. with Sterling Bancorporation,
        Inc.); (2) October 18, 2001 (reporting under Items 5 and 7 the release of the Company's third quarter 2001 financial results); (3) October 31, 2001 (reporting under Items 5 and 7 the appointment of J. Downey
        Bridgwater as Chief Executive Officer and the Company's execution of employment agreements with George Martinez and J. Downey Bridgwater);
        and (4) December 20, 2001 (reporting under Items 5 and 7 the consummation of the Company's acquisition of Community Bancshares, Inc.).
 (c)    Exhibits
 2.1 Agreement and Plan of Merger dated as of March 18, 1997, by and among the Company, Sterling Bancorporation, Inc. and First Houston
        Bancshares, Inc. [Incorporated by reference to the Company's
        Registration Statement on Form S-4 (File No. 333-28153).]
 2.2 Agreement and Plan of Consolidation dated as of February 17, 1998, by and between the Company and Humble National Bank [Incorporated by reference to the Company's Report on Form 8-K filed on February 27, 1998 (File No. 000-20750).]
 2.3 Agreement and Plan of Merger dated as of June 12, 1998 among the Company, Sterling Bancorporation, and Hometown Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.6 of the Company's
        Annual Report on Form 10-K (File No. 000-20750).]
 2.4 Agreement and Plan of Merger dated as of February 24, 1999 among the Company, Sterling Bancorporation, and B. O. A. Bancshares, Inc., as amended. [Incorporated by reference to the Company's Report on Form 8-K filed on June 2, 1999 (File No. 000-20750).]
 2.5 Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, Inc. and CaminoReal Bancshares of
        Texas, Inc., as amended. [Incorporated by reference to Exhibit 2.5 of the Company's Annual Report on Form 10-K (File No. 000-20750).]
 2.6 Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by referenced to Exhibit 2 of the Company's
        Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-
        20750).]
 2.7* Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community
        Bancshares, Inc., as amended.
 3.1 Restated and Amended Articles of Incorporation of the Company, as amended. [Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 000-20750).]
 3.2    Restated By-Laws of the Company [Incorporated by reference to Exhibit
        4.2 of the Company's Registration Statement on Form S-8, effective
        November 25, 1996 (File No. 333-16719).]

  4.1   Form of Indenture to be dated as of June 6, 1997 [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
        Form S-3 (File No. 333-27185).]
  4.2   Form of Junior Subordinated Debenture [Included as an exhibit to the
        Form of Indenture that is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-27185).]
  4.3   Form of Trust Preferred Securities Guarantee Agreement of the Company
        [Incorporated by reference to Exhibit 4.7 to the Company's Registration
        Statement on Form S-3 (File No. 333-27185).]
  4.4   Preferred Securities Guarantee Agreement dated March 21, 2001
        [Incorporated by reference to Exhibit 4.2 of the Company's Report on
        Form 8-K filed on March 21, 2001 (File No. 000-20750).]
  4.5   Indenture dated March 21, 2001 [Incorporated by reference to Exhibit
        4.4 of the Company's Report on Form 8-K filed on March 21, 2001 (File
        No. 000-20750).]
  4.6   First Supplemental Indenture dated March 21, 2001 [Incorporated by reference to Exhibit 4.5 of the Company's Report on Form 8-K filed on
        March 21, 2001 (File No. 000-20750).]
  4.7   9.20% Subordinated Deferrable Interest Debenture due March 21, 2031
        [Incorporated by reference to Exhibit 4.7 of the Company's Report on
        Form 8-K filed on March 21, 2001 (File No. 000-20750).]
 10.1** 1994 Incentive Stock Option Plan of the Company [Incorporated by
        reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K
        for the year ended December 31, 1994.]
 10.2   1994 Employee Stock Purchase Plan of the Company [Incorporated by
        reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K
        for the year ended December 31, 1994.]
 10.3** 1984 Incentive Stock Option Plan of the Company [Incorporated by
        reference to Exhibit 10.1 of the Company's Registration Statement on
        Form S-1, effective October 22, 1992 (Registration No. 33-51476).]
 10.4** 1995 Non-Employee Director Stock Compensation Plan [Incorporated by
        reference to Exhibit 4.3 of the Company's Registration Statement on
        Form S-8 (File No. 333-16719).]
 10.5   Letter Agreement dated February 2, 2000 made by and between the Company and Wells Fargo Bank Minnesota, National Association regarding a line of credit in the amount of $20,000,000 [Incorporated by reference to
        Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.]
 10.6   First Amendment to Letter Agreement dated February 2, 2001 made by and between the Company and Wells Fargo Bank Minnesota, National
        Association regarding a line of credit in the amount of $20,000,000
        [Incorporated by reference to Exhibit 10.6 of the Company's Annual
        Report on Form 10-K for the year ended December 31, 2000.]
 10.7*  Credit Agreement dated February 2, 2002 made by and between the Company and Wells Fargo Bank Minnesota, National Association regarding a line of credit in the amount of $20,000,000.
 10.8** Employment Agreement between Sterling Bancshares, Inc. and George
        Martinez executed on October 31, 2001 and effective as of January 1,
        2002. [Incorporated by reference to Exhibit 99.2 of the Company's report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]
 10.9** Employment Agreement between Sterling Bancshares, Inc. and J. Downey
        Bridgwater executed on October 31, 2001 and effective as of January 1,
        2002. [Incorporated by reference to Exhibit 99.3 of the Company's report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]
 21*    Subsidiaries of the Company
 23.1*  Consent of Deloitte & Touche LLP, Independent Auditors

--------
   *  As filed herewith.
   ** Management Compensation Agreement

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STERLING BANCSHARES, INC.

                                               /s/ J. Downey Bridgwater
                                          By:__________________________________
                                                  J. Downey Bridgwater,
DATE: March 15, 2002                           Chief Executive Officer and
                                                        President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on this the 15th day of March, 2002.

               Signature                Title
               ---------                -----

      /s/ J. Downey Bridgwater          President and Director
 ______________________________________
          J. Downey Bridgwater

     /s/ Eugene S. Putnam, Jr.          Executive Vice President
 ______________________________________  and Chief Financial
            Eugene S. Putnam             Officer

                                        Chairman and Director
 ______________________________________
            George Martinez

           /s/ Anat Bird                Director
 ______________________________________
               Anat Bird

        /s/ L.S. "Pat" Brown            Director
 ______________________________________
           L. S. "Pat" Brown

          /s/ John H. Buck              Director
 ______________________________________
              John H. Buck

        /s/ James D. Calaway            Director
 ______________________________________
            James D. Calaway

       /s/ Charles I. Castro            Director
 ______________________________________
           Charles I. Castro

        /s/ James M. Clepper            Director
 ______________________________________
            James M. Clepper

      /s/ Walter P. Gibbs, Jr.          Director
 ______________________________________
          Walter P. Gibbs, Jr.

               Signature                Title
               ---------                -----

        /s/ Bruce J. Harper             Director
 ______________________________________
            Bruce J. Harper

         /s/ David Hatcher              Director
 ______________________________________
             David Hatcher

        /s/ Glenn H. Johnson            Director
 ______________________________________
            Glenn H. Johnson

        /s/ James J. Kearney            Director
 ______________________________________
            James J. Kearney

    /s/ Paul Michael Mann, M.D.         Director
 ______________________________________
        Paul Michael Mann, M.D.

        /s/ David B. Moulton            Director
 ______________________________________
            David B. Moulton

        /s/ G. Edward Powell            Director
 ______________________________________
            G. Edward Powell

       /s/ Christian A. Rasch           Director
 ______________________________________
           Christian A. Rasch

        /s/ Thomas A. Reiser            Director
 ______________________________________
            Thomas A. Reiser

       /s/ Steven F. Retzloff           Director
 ______________________________________
           Steven F. Retzloff

       /s/ Raimundo Riojas E.           Director
 ______________________________________
           Raimundo Riojas E.

       /s/ Gregory A. Stirman           Director
 ______________________________________
           Gregory A. Stirman

    /s/ Howard T. Tellepsen, Jr.        Director
 ______________________________________
        Howard T. Tellepsen, Jr.

                           STERLING BANCSHARES, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
INDEPENDENT AUDITORS' REPORT...............................................  41

CONSOLIDATED FINANCIAL STATEMENTS:
  Balance Sheets...........................................................  42
  Statements of Income.....................................................  43
  Statements of Shareholders' Equity.......................................  44
  Statements of Cash Flows.................................................  46
  Notes to Consolidated Financial Statements...............................  47

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Sterling Bancshares, Inc. Houston, Texas

   We have audited the accompanying consolidated balance sheets of Sterling Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 8, 2002

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                      (In thousands, except share amounts)

                                                            2001        2000
                        ASSETS                           ----------  ----------
Cash and cash equivalents (Note C).....................  $  148,295  $  122,112
Interest-bearing deposits in financial institutions....       2,114         440
Securities purchased with an agreement to resell.......      12,313      37,863
Trading assets.........................................     118,511          --
Available-for-sale securities, at fair value (amortized
 cost of $258,602 and $215,680 at December 31, 2001 and
 2000, respectively) (Note D)..........................     264,491     217,275
Held-to-maturity securities, at amortized cost (fair
 value of $79,928 and $91,061 at December 31, 2001 and
 2000, respectively) (Note D)..........................      78,408      90,927
Loans held for sale (Note E)...........................     261,505     139,148

Loans held for investment (Notes E and F)..............   1,666,788   1,345,842
Allowance for credit losses (Note G)...................     (22,927)    (16,862)
                                                         ----------  ----------
  Loans, net...........................................   1,643,861   1,328,980
Accrued interest receivable............................      11,593      12,159
Real estate acquired by foreclosure....................       1,837       1,702
Premises and equipment, net (Note H)...................      54,175      47,099
Goodwill, net (Note I).................................      54,812       5,952
Mortgage servicing rights (Note I).....................      19,592         907
Other assets...........................................     106,583      72,650
                                                         ----------  ----------
TOTAL ASSETS...........................................  $2,778,090  $2,077,214
                                                         ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Demand deposits:
  Noninterest-bearing..................................  $  797,850  $  598,251
  Interest-bearing.....................................     879,542     642,918
 Certificates of deposit and other time deposits (Note
  J)...................................................     591,588     477,653
                                                         ----------  ----------
  Total deposits.......................................   2,268,980   1,718,822
 Other borrowed funds (Note K).........................     180,298     140,364
 Notes payable (Note L)................................      20,879       1,600
 Accrued interest payable and other liabilities........      28,832      18,801
                                                         ----------  ----------
  Total liabilities....................................   2,498,989   1,879,587
COMMITMENTS AND CONTINGENCIES (Notes R and S)
COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
 PREFERRED SECURITIES (Note M).........................      57,500      28,750
MINORITY INTEREST IN STERLING CAPITAL MORTGAGE
 COMPANY...............................................       4,232       2,052
SHAREHOLDERS' EQUITY (Notes O, P and T):
 Convertible Preferred stock, $1 par value; 1,000,000
  shares authorized, 39,000 and 50,500 issued and
  outstanding at December 31, 2001 and 2000,
  respectively.........................................          39          51
 Common stock, $1 par value; 50,000,000 shares
  authorized, 43,769,664 and 41,727,850 issued and
  outstanding at December 31, 2001 and 2000,
  respectively.........................................      43,770      41,728
 Capital surplus.......................................      42,526      21,357
 Retained earnings.....................................     127,144     102,652
 Accumulated other comprehensive income--net unrealized
  gain on available-for-sale securities, net of tax....       3,890       1,037
                                                         ----------  ----------
  Total shareholders' equity...........................     217,369     166,825
                                                         ----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............  $2,778,090  $2,077,214
                                                         ==========  ==========

                See notes to consolidated financial statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                    (In thousands except per share amounts)

                                                       2001     2000     1999
                                                     -------- -------- --------
Interest income:
 Loans, including fees.............................. $146,184 $131,261 $104,827
 Securities:
  Taxable...........................................   17,121   28,208   17,338
  Non-taxable.......................................    3,304    3,503    3,341
 Trading assets.....................................    2,787       --       --
 Federal funds sold and securities purchased under
  agreements to resell..............................    3,578    4,471    3,972
 Deposits in financial institutions.................       79       74      180
                                                     -------- -------- --------
  Total interest income.............................  173,053  167,517  129,658
                                                     -------- -------- --------
Interest expense:
 Demand and savings deposits........................   16,915   19,879   13,671
 Certificates and other time deposits...............   26,141   24,256   18,421
 Other borrowed funds...............................    6,861   18,653    5,310
 Notes payable and ESOP indebtedness................      135       36       68
                                                     -------- -------- --------
  Total interest expense............................   50,052   62,824   37,470
                                                     -------- -------- --------
Net interest income.................................  123,001  104,693   92,188
Provision for credit losses (Note G)................   11,684    9,668    9,236
                                                     -------- -------- --------
Net interest income after provision for credit
 losses.............................................  111,317   95,025   82,952
                                                     -------- -------- --------
Noninterest income:
 Customer service fees..............................   14,834   10,832   10,361
 Gain on sale of mortgage loans.....................   24,206   11,959   10,898
 Other..............................................   27,131   17,857    9,006
                                                     -------- -------- --------
  Total noninterest income..........................   66,171   40,648   30,265
                                                     -------- -------- --------
Noninterest expense:
 Salaries and employee benefits (Note O)............   69,031   53,463   44,830
 Occupancy expense..................................   18,284   13,762   11,196
 Technology.........................................    5,341    3,973    3,792
 Professional fees..................................    3,203    2,363    2,050
 Postage and delivery charges.......................    2,577    1,801    1,707
 Supplies...........................................    2,026    1,819    1,901
 FDIC assessment....................................      470      316      374
 Net losses and carrying costs of real estate
  acquired by foreclosure...........................      176      284       29
 Minority interest expense:
  Company-obligated mandatorily redeemable trust
   preferred securities of subsidiary trust (Note
   M)...............................................    4,716    2,668    2,668
  Sterling Capital Mortgage Company.................    2,273      752      352
 Conversion costs related to acquisitions...........    3,181       --      774
 Other..............................................   19,399   14,291   12,105
                                                     -------- -------- --------
  Total noninterest expense.........................  130,677   95,492   81,778
                                                     -------- -------- --------
Income before income taxes..........................   46,811   40,181   31,439
Provision for income taxes (Note N).................   16,410   12,641    9,803
                                                     -------- -------- --------
Net income.......................................... $ 30,401 $ 27,540 $ 21,636
                                                     ======== ======== ========
Earnings per share (Note Q):
 Basic.............................................. $   0.72 $   0.66 $   0.52
                                                     ======== ======== ========
 Diluted............................................ $   0.71 $   0.65 $   0.51
                                                     ======== ======== ========

                See notes to consolidated financial statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                      (In thousands except share amounts)

                                                  Convertible
                                                   Preferred
                                                     Stock      Common Stock
                                                 ------------- ---------------
                                                 Shares Amount Shares  Amount
                                                 ------ ------ ------  -------
BALANCE AT JANUARY 1, 1999......................   137   $137  40,269  $40,269
 Net income
 Net change in unrealized gain (loss) on
  available-for-sale securities, net of tax.....
  Total comprehensive income....................
 Issuance of common stock (Note P)..............                  630      630
  Sale of preferred stock.......................   266    266
 Conversion of preferred stock to common stock..   (50)   (50)    126      126
 Cash dividends paid............................
 Transfer to capital surplus....................
 ESOP indebtedness repayments...................
                                                  ----   ----  ------  -------
BALANCE AT DECEMBER 31, 1999....................   353    353  41,025   41,025
 Net income
 Net change in unrealized gain (loss) on
  available-for-sale securities, net of tax.....
  Total comprehensive income....................
 Issuance of common stock (Note P)..............                  235      235
 Sale of preferred stock........................    39     39
 Conversion of preferred stock to common stock..  (341)  (341)    536      536
 Cash dividends paid............................
 Purchase of treasury stock.....................                  (68)     (68)
 Transfer to capital surplus....................
                                                  ----   ----  ------  -------
BALANCE AT DECEMBER 31, 2000....................    51     51  41,728   41,728
 Net income
 Net change in unrealized gain on available-for-
  sale securities, net of tax...................
  Total comprehensive income....................
 Issuance of common stock (Note P)..............                  581      581
 Issuance of common stock for Community Bank....                1,444    1,444
 Conversion of preferred stock to common stock..   (12)   (12)     17       17
 Cash dividends paid............................
                                                  ----   ----  ------  -------
BALANCE AT DECEMBER 31, 2001....................    39   $ 39  43,770  $43,770
                                                  ====   ====  ======  =======

                See notes to consolidated financial statemenst.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                      (In thousands except share amounts)

                                            Accumulated Other
                                           Comprehensive Income
                                           Net Unrealized Gain
                                           (Loss) on Available-     Total
          Capital   Retained      ESOP     for-Sale Securities, Shareholders'
          Surplus   Earnings  Indebtedness      Net of Tax         Equity
          --------  --------  ------------ -------------------- -------------
          $ 16,637  $ 64,688     $(186)           $  495          $122,040
                      21,636                                        21,636

                                                  (1,857)           (1,857)
                                                                  --------
                                                                    19,779
                                                                  --------
             1,415                                                   2,045
             1,265                                                   1,531
               (76)                                                     --
                      (4,511)                                       (4,511)
               458      (458)                                           --
                                   186                                 186
          --------  --------     -----            ------          --------
            19,699    81,355        --            (1,362)          141,070
                      27,540                                        27,540

                                                   2,399             2,399
                                                                  --------
                                                                    29,939
                                                                  --------
             1,051                                                   1,286
               346                                                     385
              (195)                                                     --
                      (5,243)                                       (5,243)
              (544)                                                   (612)
             1,000    (1,000)                                           --
          --------  --------     -----            ------          --------
            21,357   102,652        --             1,037           166,825
                      30,401                                        30,401

                                                   2,853             2,853
                                                                  --------
                                                                    33,254
                                                                  --------
             3,170                                                   3,751
            18,004                                                  19,448
                (5)                                                     --
                      (5,909)                                       (5,909)
          --------  --------     -----            ------          --------
          $ 42,526  $127,144     $  --            $3,890          $217,369
          ========  ========     =====            ======          ========

                See notes to consolidated financial statemenst.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                 (In thousands)

                                                     2001      2000      1999
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income....................................... $ 30,401  $ 27,540  $ 21,636
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Amortization and accretion of premiums and
  discounts on securities, net....................      479       333       464
 Provision for credit losses......................   11,684     9,668     9,236
 Deferred income tax expense......................    9,128      (370)   (1,744)
 Gain on sale of assets...........................  (24,540)  (12,020)  (11,415)
 Gain on the sale of University of Houston office
  location........................................       --        --      (450)
 Depreciation and amortization....................    9,806     7,713     6,147
 Write-down of real estate acquired by
  foreclosure.....................................       94       254        --
 Net loans originated or purchased for sale or
  resale..........................................  (98,151)  (56,785)   14,432
 Purchases of trading assets...................... (336,019)       --        --
 Proceeds from sale of trading assets.............  216,705        --        --
 Capitalized mortgage servicing rights............  (19,839)     (678)     (687)
 Amortization of mortgage servicing rights........    1,154       252       268
 Increase in accrued interest receivable and
  other assets....................................  (36,836)   (6,148)  (21,148)
 Increase in accrued interest payable and other
  liabilities.....................................    8,686     1,682     6,255
                                                   --------  --------  --------
   Net cash (used in) provided by operating
    activities.................................... (227,248)  (28,559)   22,994

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in securities purchased under agreements
  to resell.......................................   25,550     2,971    (7,842)
 Proceeds from maturities and principal paydowns
  of held-to-maturity securities..................   12,275    18,831    23,586
 Purchases of held-to-maturity securities.........       --        --   (32,046)
 Proceeds from sale of available-for-sale
  securities......................................   87,144   158,374        --
 Proceeds from maturities and principal paydowns
  of available-for-sale securities................   88,125    77,287    43,404
 Purchases of available-for-sale securities....... (105,249)  (14,195) (315,584)
 Proceeds from maturities and principal paydowns
  of trading securities...........................    1,101        --        --
 Net increase in loans............................  (99,121) (162,970) (203,299)
 Purchase of Bank Owned Life Insurance............   (2,049)   (5,988)  (25,606)
 Proceeds from sale of real estate acquired by
  foreclosure.....................................    1,881       605     1,488
 Net (increase) decrease in interest-bearing
  deposits in financial institutions..............      396     1,189       863
 Purchase of CaminoReal Bancshares, Inc...........  (51,813)       --        --
 Cash and cash equivalents acquired with
  CaminoReal Bancshares, Inc......................   33,390        --        --
 Purchase of Community Bancshares, Inc............  (14,552)       --        --
 Cash and cash equivalents acquired with Community
  Bancshares, Inc.................................   18,531        --        --
 Proceeds from sale of University of Houston
  office location.................................       --        --     5,545
 Proceeds from sale of premises and equipment.....    8,370       391     3,041
 Purchase of premises and equipment...............  (17,525)  (11,682)  (10,900)
                                                   --------  --------  --------
   Net cash (used in) provided by investing
    activities....................................  (13,546)   64,813  (517,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts.................  186,265   210,021   104,912
 Net increase (decrease) in repurchase agreements
  and federal funds purchased.....................   35,720  (221,968)  346,999
 Proceeds from notes payable......................   20,000     1,600        --
 Repayments of notes payable......................   (1,600)       --    (1,883)
 Issuance of company-obligated mandatorily
  redeemable trust preferred securities...........   28,750        --        --
 Proceeds from issuance of common and preferred
  stock...........................................    3,751     1,671     3,576
 Purchase of treasury stock.......................       --      (612)       --
 Payments of cash dividends.......................   (5,909)   (5,243)   (4,511)
                                                   --------  --------  --------
   Net cash provided by (used in) financing
    activities....................................  266,977   (14,531)  449,093
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents......................................   26,183    21,723   (45,263)
Cash and cash equivalents at beginning of year....  122,112   100,389   145,662
                                                   --------  --------  --------
Cash and cash equivalents at end of year.......... $148,295  $122,112  $100,399
                                                   ========  ========  ========
Supplemental information:
 Income taxes paid................................ $ 18,700  $ 18,959  $  7,422
                                                   ========  ========  ========
 Interest paid.................................... $ 50,896  $ 62,956  $ 36,099
                                                   ========  ========  ========
 Noncash investing and financing activities:
   Acquisition of real estate through foreclosure
    of collateral................................. $  1,932  $  1,192  $    643
                                                   ========  ========  ========


                See notes to consolidated financial statements.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

   Organization--Sterling Bancshares, Inc. (hereinafter, collectively with its subsidiaries, the "Company" or "Bancshares"), headquartered in Houston, Texas, is a bank holding company that provides commercial and retail banking services in the greater metro areas of Dallas, Houston, San Antonio, and South Texas through the community banking offices of Sterling Bank, Lone Star Bank and Community Bank, banking associations chartered under the laws of the State of Texas (collectively, the"Bank"). Also, the Company provides mortgage banking services through its 80 percent ownership of Sterling Capital Mortgage Company ("SCMC").

   Summary of Significant Accounting and Reporting Policies--The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and the prevailing practices within the banking industry. A summary of significant accounting policies follows:

   Basis of Presentation--The consolidated financial statements include the accounts of Bancshares and its subsidiaries. Intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been restated to present the combined financial information of acquisitions accounted for using the pooling of interests method (see Note B).

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, and the valuation of foreclosed real estate, deferred tax assets, goodwill, sercicing rights and trading activities.

   Trading Assets--Securities classified as trading assets are bought with the anticipation of sale in the near term are carried at fair market value. These securities consist primarily of the government-guaranteed portion of SBA loans. The realized and unrealized gains and losses of trading assets are included in income during the period.

   Securities--Securities classified as held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets until their maturities. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law or statutory or regulatory requirements), these securities may be sold or transferred to another portfolio.

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

   Loans Held for Sale--Loans originated and intended for sale in the secondary market are carried at the lower of cost or market value in the aggregate. Premiums, discounts and loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Loans Held for Investment--Loans held for investment are stated at the principal amount outstanding, net of unearned discount. Unearned discount relates principally to consumer installment loans. The related interest income for installment loans is recognized principally by the "sum of the months' digits" method, which records interest in proportion to the declining outstanding balances of the loans. This method approximates the interest method. For other loans, such income is recognized using the simple interest method.

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

   Nonaccrual, Past-Due and Restructured Loans--Included in this loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate below the current market rate or a deferral of interest or principal payments.

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

   Allowance for Credit Losses--The allowance for credit losses is a valuation allowance for probable losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery.

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

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

   Premises and Equipment--Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter.

   Goodwill--Goodwill is amortized using the straight-line method over a period of 10 to 25 years. Management periodically performs an evaluation to determine whether any impairment of goodwill has occurred. If any such impairment is identified, a write-down of the goodwill is recorded.

   Mortgage Servicing Rights--SCMC determines the fair value of capitalized mortgage servicing rights ("MSRs") using assumptions regarding economic factors as they relate to the servicing portfolio. These assumptions are obtained from an independent servicing consultant and agreed to by management. SCMC evaluates impairment of the servicing rights by stratifying the portfolio based on predominant risk characteristics of the underlying loans including loan type and interest rate.

   Real Estate Acquired by Foreclosure--The Bank records real estate acquired by foreclosure at fair value less estimated costs to sell. Adjustments are made to reflect declines in value subsequent to acquisition, if any, below the recorded amounts. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.

   Income Taxes--Bancshares files a consolidated federal income tax return with its subsidiaries. Each computes income taxes as if it filed a separate return and remits to, or is reimbursed by Bancshares based on the portion of taxes currently due or refundable.

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

   Stock-based Compensation--The Company accounts for stock-based employee compensation plans using the intrinsic value-based method of accounting as permitted and discloses pro forma information assuming the fair value-based method as prescribed by SFAS No. 123.

   Profit Sharing Plan--The Company has a profit sharing plan that covers substantially all employees. Contributions are accrued and funded currently.

   Statements of Cash Flows--For purposes of the statements of cash flows, cash and cash equivalents are defined as cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Earnings Per Share--Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares issuable upon conversion of preferred stock and issuable upon exercise of outstanding stock options.

   Comprehensive Income--Comprehensive income includes all changes in equity during the period presented that result from transactions and other econmic events other than transactions with shareholders. The Company reports comprehensive income in the consolidated statements of shareholders' equity.

   Segment Information--The Company considers its business as two operating segments: commercial banking and mortgage banking. The company has disclosed separately results of operations relating to the two segments in Note S to the consolidated financial statements.

   Reclassifications--Certain reclassifications have been made to prior year amounts to conform to current year presentation. All reclassifications have been applied consistently for the periods presented.

   Recent Accounting Standards--In June 2001, FASB issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires the application of the purchase method of accounting to all business combinations. The Company implemented SFAS 141 on July 1, 2001 and SFAS 142 on January 1, 2002. This standard terminates the amortization of the goodwill presently on the Company's books. Such amortization was $1.3 million for the year ended December 31, 2001. Under SFAS 142, the Company is required to periodically assess its goodwill and other intangible assets for potential impairment, based on the fair value of the reporting unit at which the goodwill is recorded. Management is currently evaluating whether an impairment exists under SFAS 142.

   In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), and Statement No. 144, Accounting for Impairment or Disposal of Long Lived Assets ("SFAS 144"). SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and is effective January 1, 2003. SFAS 144 is effective January 1, 2002, and supersedes existing accounting literature dealing with impairment and disposal of long lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long lived assets and for long lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company's management does not believe that the implementation of these two standards will have a material impact on the Company's consolidated financial statements.

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

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


B.ACQUISITIONS

   On December 17, 2001, the Company acquired Community Bancshares, Inc. and its subsidiary bank, Community Bank in a stock and cash merger. The shareholders of Community Bancshares, Inc. received $14.6 million in cash and 1,443,753 shares of the Company's common stock for all the outstanding common stock of Community Bancshares, Inc. Community Bank operates two banking offices in west Houston. As of December 31, 2001, Community Bank had total assets of $155 million, loans of $80 million and deposits of $114 million. The Company plans to merge Community Bank into Sterling Bank in the second quarter of 2002. Goodwill of $28.7 was recorded.

   On August 23, 2001, the Company acquired Lone Star Bancorporation, Inc. and its subsidiary bank, Lone Star Bank in a stock-for-stock merger. The shareholders of Lone Star Bancorporation, Inc. received an aggregate of 1.76 million shares of the Company's common stock for all the outstanding common stock of Lone Star Bancorporation, Inc. The stock issuance occurred prior to the stock split in September 2001. All previously reported amounts have been restated to reflect this transaction which was accounted for using the "pooling of interests" method. Lone Star Bank operates four banking offices in the Houston metropolitan area. As of December 31, 2001, Lone Star Bank had total assets of $170 million, loans of $123 million and deposits of $154 million. The Company has merged Lone Star Bank into Sterling Bank in the first quarter of 2002.

   On March 22, 2001, the Company acquired CaminoReal Bancshares of Texas, Inc. and its subsidiary bank, CaminoReal Bank, National Association, for an aggregate cash purchase price of $51.8 million. CaminoReal Bank has four banking offices in San Antonio, Texas and four banking offices in the south Texas cities of Eagle Pass, Carrizo Springs, Crystal City and Pearsall. During June 2001, the Company completed the operational integration of CaminoReal Bank and Sterling Bank. Goodwill of $21.2 million was recorded.

C.CASH AND CASH EQUIVALENTS

   The Bank is required by the Board of Governors of the Federal Reserve System (the "FRB") to maintain average reserve balances. "Cash and cash equivalents" in the consolidated balance sheets includes amounts so restricted of approximately $5.6 million at December 31, 2001 and $500 thousand at December 31, 2000.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


D.SECURITIES

   The amortized cost and fair value of securities are as follows (in thousands):

                                                 December 31, 2001
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
Available-for-Sale
Obligations of U.S. government
 agencies............................ $ 25,217    $  767      $ 44    $ 25,940
Obligations of states and political
 subdivisions........................    7,432       174        --       7,606
Mortgage-backed securities and
 collateralized mortgage
 obligations.........................  207,235     5,141        53     212,323
Federal Home Loan Bank stock and
 other equity securities.............   18,718        --        96      18,622
                                      --------    ------      ----    --------
Total................................ $258,602    $6,082      $193    $264,491
                                      ========    ======      ====    ========
Held-to-Maturity
Obligations of U.S. government
 agencies............................ $  2,997    $   25      $ --    $  3,022
Obligations of states and political
 subdivisions........................   67,379     1,569         5      68,943
Mortgage-backed securities and
 collateralized mortgage
 obligations.........................    8,032        77       146       7,963
                                      --------    ------      ----    --------
Total................................ $ 78,408    $1,671      $151    $ 79,928
                                      ========    ======      ====    ========

                                                 December 31, 2000
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
Available-for-Sale
U.S. Treasury securities and
 obligations of U.S. government
 agencies............................ $ 27,897    $  285      $ 66    $ 28,116
Obligations of states and political
 subdivisions........................    6,067        31        33       6,065
Mortgage-backed securities
 collateralized mortgage
 obligations.........................  168,906     1,806       428     170,284
Federal Home Loan Bank stock and
 other equity securities.............   12,810        --        --      12,810
                                      --------    ------      ----    --------
Total................................ $215,680    $2,122      $527    $217,275
                                      ========    ======      ====    ========
Held-to-Maturity
U.S. Treasury securities and
 obligations of U.S. government
 agencies............................ $  8,004    $   47      $ --    $  8,051
Obligations of states and political
 subdivisions........................   73,000       425       163      73,262
Mortgage-backed securities and
 collateralized mortgage
 obligations.........................    9,923         2       177       9,748
                                      --------    ------      ----    --------
Total................................ $ 90,927    $  474      $340    $ 91,061
                                      ========    ======      ====    ========

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   The amortized cost and fair value of securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All amounts are shown in thousands.

                                          Held-to-Maturity  Available-for-Sale
                                          ----------------- ------------------
                                          Amortized  Fair   Amortized   Fair
                                            Cost     Value    Cost     Value
                                          --------- ------- --------- --------
Due in one year or less.................. $ 11,568  $11,676 $ 13,081  $ 13,246
Due after one year through five years....   34,273   35,256   16,266    16,881
Due after five years through ten years...   24,535   25,033    1,127     1,165
Due after ten years......................       --       --    2,175     2,254
Mortgage-backed securities and
 collateralized mortgage obligations.....    8,032    7,963  207,235   212,323
FHLB stock and other equity securities...       --       --   18,718    18,622
                                          --------  ------- --------  --------
                                          $ 78,408  $79,928 $258,602  $264,491
                                          ========  ======= ========  ========

   The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 2001 or 2000.

   Securities with carrying values totaling $193.6 million and fair values totaling $198.2 million at December 31, 2001 were pledged to secure public deposits, securities sold under repurchase agreements and Federal Home Loan Bank advances.

E.LOANS

     The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and San Antonio metropolitan areas, and is classified by major type as follows (in thousands):

                                                             December 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
      Commercial, financial and industrial.............. $  506,272  $  472,392
      Real estate--commercial...........................    530,076     449,007
      Real estate--mortgage.............................    186,527     155,796
      Real estate--construction.........................    282,304     134,482
      Consumer..........................................    154,075     129,076
      Foreign commercial and industrial.................      7,594       4,807
      Unearned premium (discount).......................        (60)        282
                                                         ----------  ----------
      Total loans held for investment...................  1,666,788   1,345,842
        Loans held for sale.............................    261,505     139,148
                                                         ----------  ----------
      Total loans....................................... $1,928,293  $1,484,990
                                                         ==========  ==========

   The recorded investment in impaired loans under SFAS No. 114 is approximately $65.6 million and $48.8 million, at December 31, 2001 and 2000, respectively. Under SFAS No. 114, such impaired loans required an allowance for credit losses of approximately $16.4 million and $9.2 million, respectively.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999 was $56.4 million, $40.6 million and $28.7 million, respectively.

   Loan maturities and rate sensitivity of the loan portfolio, excluding real estate--mortgage, consumer and foreign loans and unearned discount, at December 31, 2001 are as follows (in thousands):

                                                   Due
                                                  After
                                                 One Year
                                         Due in  Through
                                        One Year   Five   Due After
                                        or Less   Years   Five Years   Total
                                        -------- -------- ---------- ----------
Commercial, financial and industrial... $361,366 $138,153  $ 6,753   $  506,272
Real estate--commercial................  224,577  270,570   33,897      529,044
Real estate--construction..............  199,129   73,583    8,676      281,388
                                        -------- --------  -------   ----------
Total.................................. $785,072 $482,306  $49,326   $1,316,704
                                        ======== ========  =======   ==========
Loans with a fixed interest rate....... $122,100 $450,999  $48,603   $  621,702
Loans with a floating interest rate....  662,972   31,307      723      695,002
                                        -------- --------  -------   ----------
Total.................................. $785,072 $482,306  $49,326   $1,316,704
                                        ======== ========  =======   ==========

   As of December 31, 2001 and 2000, loans outstanding to directors, officers and their affiliates were approximately $13.0 million and $15.0 million, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

   An analysis of activity with respect to these related-party loans is as follows (in thousands):

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
      Beginning balance....................................... $14,971  $12,945
      New loans and reclassified related loans................  18,573   11,208
      Loans to insiders/directors who resigned................  (3,653)      --
      Repayments.............................................. (16,743)  (9,182)
                                                               -------  -------
      Ending balance.......................................... $13,148  $14,971
                                                               =======  =======

F.NONACCRUAL, PAST-DUE AND RESTRUCTURED LOANS

   The following table presents information relating to nonaccrual, past-due and restructured loans (in thousands):

                                                                December 31,
                                                              ----------------
                                                                2001    2000
                                                              -------- -------
      Nonaccrual loans....................................... $ 14,179 $ 8,297
      Loans 90 days or more past due, not on nonaccrual
       status................................................    1,360     626
      Restructured loans, performing.........................       16   1,298
                                                              -------- -------
                                                              $ 15,555 $10,221
                                                              ======== =======

   As of December 31, 2001 and 2000, interest foregone on nonaccrual loans was $766 thousand and $471 thousand, respectively.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


G.ALLOWANCE FOR CREDIT LOSSES

   An analysis of activity in the allowance for credit losses is as follows (in thousands):

                                                      Year Ended December 31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
      Balance at beginning of year................... $16,862  $13,998  $11,352
       Provisions....................................  11,684    9,668    9,236
       Loans charged off.............................   9,823    7,767    7,572
       Loan recoveries...............................  (1,446)    (963)    (982)
                                                      -------  -------  -------
        Net loans charged off........................   8,377    6,804    6,590
       Acquisition of CaminoReal Bank................   1,896       --       --
       Acquisition of Community Bank.................     862       --       --
                                                      -------  -------  -------
      Balance at end of year......................... $22,927  $16,862  $13,998
                                                      =======  =======  =======

H.PREMISES AND EQUIPMENT

   Premises and equipment are summarized as follows (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
      Land..................................................... $11,151 $10,214
      Buildings and improvements...............................  41,926  32,797
      Furniture, fixtures and equipment........................  43,294  36,979
                                                                ------- -------
                                                                 96,371  79,990
      Less accumulated depreciation and amortization...........  42,196  32,891
                                                                ------- -------
      Total.................................................... $54,175 $47,099
                                                                ======= =======

I.INTANGIBLE ASSETS

   Intangible asssets are summarized as follows (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                  2001    2000
                                                                -------- ------
      Goodwill................................................. $ 54,812 $5,952
      Mortgage servicing rights................................   19,592    907
      Core deposit intangible..................................    2,036     --
                                                                -------- ------
                                                                $ 76,440 $6,859
                                                                ======== ======

   Goodwill of $21.2 million and $28.7 million was recorded with the acquisitions of CaminoReal Bancshares, Inc. and Community Bancshares, Inc., respectively.

   As of December 31, 2001 and 2000, SCMC serviced loans with unpaid principal balances of approximately $1.3 billion and $173 million, respectively. These amounts include loans that are held in the warehouse until shipped to the investor, typically 30 days. Escrow funds totaling approximately $6.1 million and $560.8 thousand at December 31, 2001 and 2000, respectively are held in trust for mortgagors at various financial institutions. The loans and escrow funds are not included in the accompanying balance sheet.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


J.DEPOSITS

   Included in certificates of deposit and other time deposits are certificates of deposit in amounts of $100,000 or more. The remaining maturities of these certificates are summarized as of December 31, 2001 as follows (in thousands):

      Three months or less........................................... $ 164,605
      Four through six months........................................    74,259
      Seven through twelve months....................................    64,991
      Thereafter.....................................................    29,236
                                                                      ---------
                                                                      $ 333,091
                                                                      =========

   Interest expense for certificates of deposit in excess of $100,000 was approximately $15.0 million, $14.1 million, and $9.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   The Bank has no brokered deposits and there are no major concentrations of deposits.

K.OTHER BORROWED FUNDS

   Other borrowed funds are summarized as follows (in thousands):

                                                              2001      2000
                                                            --------- --------
      Federal Home Loan Bank advances...................... $ 146,000 $128,000
      Federal funds purchased with correspondent banks.....    10,950       --
      Securities sold under agreements to repurchase.......    18,248    8,745
      Promissory notes payable to unaffiliated third
       party...............................................     5,100    3,619
                                                            --------- --------
                                                            $ 180,298 $140,364
                                                            ========= ========

   The Bank has an available line of credit with the Federal Home Loan Bank of Dallas, which allows the Bank to borrow on a collateralized basis. At December 31, 2001, the Bank had $146 million, of which $120 million bearing an interest rate of 1.93% and $26 million bearing an interest rate of 2.03%, borrowed under this line of credit, with a maturity of three days. These borrowings are collaterilized by single family residential mortgage loans. This amount was repaid in January 2002.

   Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows (dollars in thousands):

                                                                2001     2000
                                                               -------  -------
      Average balance during the year......................... $15,074  $10,124
      Average interest rate during the year...................    2.67%    5.52%
      Maximum month-end balance during the year............... $18,248  $ 8,745
      Average interest rate at the end of the year............    1.16%    5.94%

   At December 31, 2001, the Bank had a promissory note outstanding bearing an interest rate of 4.8%. The note matures in April 2002.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Finally, the Bank has available lines for federal funds purchased at correspondent banks. These funds are generally outstanding for periods of less than one week. As of December 31, 2001, federal funds outstanding with correspondent banks was $11.0 million. The amounts were repaid in January 2002.

L.NOTES PAYABLE

   Lone Star Bancorporation, Inc. had a revolving draw note with a bank, secured by the stock of Lone Star Bancorporation of Delaware and Lone Star Bank with a balance of $1.6 million at December 31, 2000. The loan was repaid in 2001.

   Effective February 2, 2002, the Company entered into a Credit Agreement with Wells Fargo Bank Minnesota, National Association which provides for a $20 million revolving credit facility. The Company currently has $20 million outstanding under the terms of the credit facility. The term of the credit facility is for a one year period ending on February 2, 2003. The interest rate payable by the Company on all funds drawn under the credit facility is 1.95% in excess of the Federal Funds Rate in effect from time to time. In addition, the Company pays an annual fee equal to one-eighth of one percent (0.125%) of the average daily unused portion of the credit facility. The indebtedness under the credit facility is guaranteed by Sterling Bancorporation, Inc. The Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on mergers, acquisitions and the sale of all or substantially all of the Company's assets, and (iv) maintenance of certain financial covenants by the Company and the Bank. Although such restrictions could restrict the Company's corporate activities, the Company does not anticipate that the credit facility or the covenants and conditions contained therein will have any material impact upon the Company or its operations.

   Community Bancshares, Inc. had unsecured notes payable to two executives with a balance of $879 thousand. The notes mature January 11, 2004.

M.TRUST PREFERRED SECURITIES

   In June 1997, the Company formed Sterling Bancshares Capital Trust I, a trust formed under the laws of the State of Delaware (the "Trust I"). The Trust I issued $28,750,000 of 9.28% Trust Preferred Securities and invested the proceeds thereof in the 9.28% Junior Subordinated Deferrable Interest Debentures (the "9.28% Junior Subordinated Debentures") issued by the Company. The 9.28% Junior Subordinated Debentures will mature on June 6, 2027, which date may be shortened to a date not earlier than June 6, 2002 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The 9.28% Trust Preferred Securities will be subject to mandatory redemption if the 9.28% Junior Subordinated Debentures are repaid by the Company. The 9.28% Junior Subordinated Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the 9.28% Trust Preferred Securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

   In February 2001, the Company formed Sterling Bancshares Capital Trust II ("Trust II") and Sterling Bancshares Capital Trust III, each trust formed under the laws of the State of Delaware. Trust II issued $28,750,000 of 9.20% Trust Preferred Securities and invested the proceeds thereof in the 9.20% Junior Subordinated Deferrable Interest Debentures (the "9.20% Junior Subordinated Debentures") issued by the Company. The 9.20% Junior Subordinated Debentures will mature on March 21, 2031, which date may be shortened to a date not earlier than March 21, 2006 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The 9.20% Trust Preferred Securities will be subject to mandatory redemption if the 9.20% Junior Subordinated Debentures are repaid by the Company. The 9.20% Junior Subordinated Debentures may be prepaid if certain events occur,

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

including a change in the tax status or regulatory capital treatment of the 9.20% Trust Preferred Securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

N.INCOME TAXES

   The components of the provision for income taxes follow (in thousands):

                                                       Year Ended December 31,
                                                       ------------------------
                                                        2001    2000     1999
                                                       ------- -------  -------
Current expense....................................... $ 7,282 $13,011  $11,547
Deferred benefit......................................   9,128    (370)  (1,744)
                                                       ------- -------  -------
  Total............................................... $16,410 $12,641  $ 9,803
                                                       ======= =======  =======

   The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate on operations as follows (in thousands):

                                                     Year Ended December 31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
Taxes calculated at statutory rate.................. $16,384  $14,063  $11,004
Increase (decrease) resulting from:
Tax-exempt interest income..........................  (1,104)  (1,255)  (1,069)
Tax-exempt income from bank-owned life insurance....    (717)    (661)    (212)
Goodwill amortization...............................     342      157      151
Adjustments to valuation allowance..................      --       --       --
Other, net..........................................   1,505      337      (71)
                                                     -------  -------  -------
Income tax expense.................................. $16,410  $12,641  $ 9,803
                                                     =======  =======  =======

   Significant deferred tax assets and liabilities at December 31, 2001 and 2000, were as follows (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2001     2000
                                                                -------  ------
Deferred tax assets:
 Net unrealized loss on available-for-sale securities.......... $    --  $   --
 Real estate acquired by foreclosure...........................      31     143
 Allowance for credit losses...................................   7,455   5,792
 Net operating loss carryforward...............................     174     215
 Deferred compensation.........................................   1,314     850
 Other.........................................................     128       7
                                                                -------  ------
  Total deferred tax assets....................................   9,102   7,007
Deferred tax liabilities:
 Net unrealized gains on available-for-sale securities.........   1,939     566
 Depreciable assets............................................   1,159     955
 Earnings from Sterling Capital Mortgage Company...............     396     396
 Federal Home Loan Bank stock dividends........................     867     711
 Orginated mortgage servicing rights...........................   7,385      --
 Other.........................................................     831     412
                                                                -------  ------
  Total deferred tax liabilities...............................  12,577   3,040
                                                                -------  ------
Net deferred tax assets before valuation allowance.............  (3,475)  3,967
Valuation allowance............................................     262     262
                                                                -------  ------
Net deferred tax assets........................................ $(3,737) $3,705
                                                                =======  ======

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

O.EMPLOYEE BENEFITS

   Profit sharing plan--The Company's profit sharing plan includes substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but generally equal up to 10% of the Company's pretax income, subject to IRS limitations. Employee contributions to 401(K) plan accounts are optional. Beginning in 1997, the Company matched 50 percent of the employee's contribution, up to 6 percent of the employee's base pay. Profit sharing contributions are accrued and funded currently. Total profit sharing expense for 2001, 2000 and 1999 was approximately $3.9 million, $2.9 million, and $2.5 million, respectively.

   Stock-based compensation--During April 1994, the Company adopted the "1994 Stock Incentive Plan (the "Stock Plan"). The Stock Plan provides for a maximum of 3,900,000 shares of the Company's common stock to be issued. No options or performance shares may be granted under the Stock Plan after April 2004. Options are granted to officers and employees at exercise prices determined by the Compensation Committee of the Board of Directors. These options generally have exercise prices equal to the fair market value of the common stock at the date of grant and vest ratably over a four-year period. Options granted under the plan must be exercised not later than ten years from the date of grant. Stock grant awards may also be made under the Stock Plan with compensation expense recognized for any stock grant awards. A total of 20,264, 4,250, and 200 stock grants were awarded under the Stock Plan during 2001, 2000 and 1999, respectively.

   A summary of changes in outstanding options, as restated for stock splits, is as follows (shares in thousands):

                                         Year Ended December 31,
                             --------------------------------------------------
                                  2001             2000             1999
                             ---------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                                     Exercise         Exercise         Exercise
                             Shares   Price   Shares   Price   Shares   Price
                             ------  -------- ------  -------- ------  --------
Shares under option,
 beginning of year.........  1,800    $6.45   1,574    $6.12   1,427    $5.00
 Shares granted............    880    12.28     455     7.88     481     8.05
 Shares canceled/expired...   (122)    9.48     (80)    7.61    (110)    7.88
 Shares exercised..........   (257)    5.40    (149)    3.31    (224)    2.31
                             -----    -----   -----    -----   -----    -----
Shares under option, end of
 year......................  2,301    $8.63   1,800    $6.45   1,574    $6.12
                             =====    =====   =====    =====   =====    =====
Shares exercisable, end of
 year......................    935              870              753
                             =====            =====            =====
Shares reserved for future
 granting of options, end
 of year...................    635              615            1,070
                             =====            =====            =====
Weighted average fair value
 of options granted during
 the year..................           $3.64            $2.81            $2.58
                                      =====            =====            =====
Range of exercise prices of
 options granted during the
 year......................  $10.52 - $15.64  $5.92 - $13.31    $6.92 - $9.89
Range of exercise prices of
 options exercised during
 the year..................   $0.81 - $9.90    $0.70 - $9.17    $0.63 - $8.44

   If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards, there would have been no material impact on the Company's reported net income or earnings per share.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            2001   2000   1999
                                                            -----  -----  -----
      Expected life (years)................................  4.82   5.17   5.51
      Risk free interest rate..............................  4.22%  5.03%  6.63%
      Volatility........................................... 29.35% 28.97% 26.88%
      Dividend yield.......................................  1.28%  1.11%  1.79%

   Stock purchase plan--The Company offers the 1994 Employee Stock Purchase Plan (the "Purchase Plan"), which is a compensatory benefit plan, to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan provides for an aggregate of 675,000 shares of the Company's common stock to be issued under the Plan with no more than 67,500 shares available during any annual offering. The purchase price for shares available under the Purchase Plan is equal to the fair market value on the date of the offering. During 2001 and 2000, 450 and 1,361 shares, respectively, were purchased and 5,448 and 9,779 shares, respectively, were subscribed for through payroll deduction for a maximum of two years. Shares are issued upon full payment.

P.SHAREHOLDERS' EQUITY

   Stock splits--On July 24, 2001, the Board of Directors declared a three-for-two stock split that was effected in the form of a stock dividend on its common stock. Stockholders of record on September 4, 2001 received one additional share of common stock for every two shares of the Company's common stock held on that date. Cash paid in lieu of fractional shares was based on the average of the high and low bids on the record date, as adjusted for the split. The payment date for the stock dividend was September 18, 2001.

   Preferred stock--The Board of Directors has approved the sale of convertible preferred stock in series pursuant to confidential private placement memoranda upon the opening of various banking offices. The shares are sold to investors who may assist in the business development efforts of the opening office and are convertible to common shares dependent on that banking office meeting certain performance and deposit growth goals. During 2001, 11,500 shares of preferred stock under Series F issued in 1998 were converted into 11,500 common shares prior to the stock split in September 2001. At December 31, 2001, there are 39,000 convertible preferred shares outstanding. These shares are convertible into a maximum of 73,125 shares of common stock if the performance and deposit growth goals of the banking offices are achieved.

Q.EARNINGS PER COMMON SHARE

   Earnings per common share was computed based on the following (in thousands, except per share data):

                                          2001          2000          1999
                                      ------------- ------------- -------------
                                               Per           Per           Per
                                      Amount  Share Amount  Share Amount  Share
                                      ------- ----- ------- ----- ------- -----
Net income........................... $30,401       $27,540       $21,636
                                      =======       =======       =======
Basic:
 Weighted average shares
  outstanding........................  42,180 $0.72  41,596 $0.66  41,422 $0.52
                                              =====         =====         =====
Diluted:
 Add incremental shares for:
  Assumed exercise of outstanding
   options...........................     803           509           547
  Assumed conversion of preferred
   stock.............................      61           107           249
                                      -------       -------       -------
Total................................  43,044 $0.71  42,212 $0.65  42,218 $0.51
                                      ======= ===== ======= ===== ======= =====

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   The incremental shares for the assumed exercise of the outstanding options was determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock was determined assuming applicable performance goals had been met.

R.COMMITMENTS AND CONTINGENCIES

   Leases--A summary as of December 31, 2001, of noncancelable future operating lease commitments follows (in thousands):

      2002.............................................................. $ 3,389
      2003..............................................................   3,544
      2004..............................................................   3,221
      2005..............................................................   2,486
      2006..............................................................   2,202
      Thereafter........................................................   6,522
                                                                         -------
      Total............................................................. $21,364
                                                                         =======

   Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $5.6 million, $3.7 million, and $2.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   Litigation--The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements.

S.FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

     The following is a summary of the various financial instruments entered into by the Bank (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
      Financial instruments whose contract amount
       represents credit risk:
        Commitments to extend credit......................... $344,507 $231,468
        Standby letters of credit............................   19,470   19,698
        Mortgages sold with recourse.........................  272,894  383,301

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

T.REGULATORY MATTERS

   Capital requirements--The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amount and the Bank's classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators.

   To meet the capital adequacy requirements, the Company must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   As of December 31, 2001, the most recent notification categorized the Bank as "well capitalized" under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table:

                                           For Capital    To Be Well Capitalized
                                             Adequacy    Under Prompt Corrective
                              Actual         Purposes        Action Provision
                          --------------  -------------- -------------------------
                           Amount  Ratio   Amount  Ratio    Amount       Ratio
                          -------- -----  -------- ----- ------------- -----------
CONSOLIDATED:
As of December 31, 2001:
Total Capital (to Risk
 Weighted Assets).......  $239,234 10.66% $179,538  8.0%
Tier I Capital (to Risk
 Weighted Assets).......   216,307  9.64%   89,754  4.0%
Tier I Capital (to
 Average Assets)........   216,307  8.40%  103,003  4.0%

As of December 31, 2000:
Total Capital (to Risk
 Weighted Assets).......  $204,200 11.26% $145,088  8.0%
Tier I Capital (to Risk
 Weighted Assets).......   190,547 10.51%   72,544  4.0%
Tier I Capital (to
 Average Assets)........   190,547  9.10%   83,797  4.0%

STERLING BANK:
As of December 31, 2001:
Total Capital (to Risk
 Weighted Assets).......  $231,694 11.37% $163,021  8.0%      $203,777      10.0%
Tier I Capital (to Risk
 Weighted Assets).......   211,356 10.38%   81,447  4.0%       122,171       6.0%
Tier I Capital (to
 Average Assets)........   211,356  8.73%   96,841  4.0%       121,052       5.0%

As of December 31, 2000:
Total Capital (to Risk
 Weighted Assets).......  $181,934 10.73% $135,645  8.0%      $169,556      10.0%
Tier I Capital (to Risk
 Weighted Assets).......   169,450 10.00%   67,780  4.0%       101,670       6.0%
Tier I Capital (to
 Average Assets)........   169,450  8.73%   77,652  4.0%        97,065       5.0%

LONE STAR BANK:
As of December 31, 2001:
Total Capital (to Risk
 Weighted Assets).......  $ 15,623 11.94% $ 10,468  8.0%      $ 13,085      10.0%
Tier I Capital (to Risk
 Weighted Assets).......    14,025 10.72%    5,233  4.0%         7,850       6.0%
Tier I Capital (to
 Average Assets)........    14,025  8.23%    6,817  4.0%         8,521       5.0%

As of December 31, 2000:
Total Capital (to Risk
 Weighted Assets).......  $ 10,464  8.92% $  9,385  8.0%      $ 11,731      10.0%
Tier I Capital (to Risk
 Weighted Assets).......     9,295  7.93%    4,689  4.0%         7,033       6.0%
Tier I Capital (to
 Average Assets)........     9,295  6.30%    5,902  4.0%         7,377       5.0%

COMMUNITY BANK:
As of December 31, 2001:
Total Capital (to Risk
 Weighted Assets).......  $  9,421 12.10% $  6,229  8.0%      $  7,786      10.0%
Tier I Capital (to Risk
 Weighted Assets).......     8,449 10.86%    3,112  4.0%         4,668       6.0%
Tier I Capital (to
 Average Assets)........     8,449  5.46%    6,190  4.0%         7,737       5.0%

As of December 31, 2000:
Total Capital (to Risk
 Weighted Assets).......  $  7,115  9.57% $  5,950  8.0%      $  7,437      10.0%
Tier I Capital (to Risk
 Weighted Assets).......     6,359  8.55%    2,975  4.0%         4,462       6.0%
Tier I Capital (to
 Average Assets)........     6,359  5.96%    4,265  4.0%         5,331       5.0%

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Dividend restrictions--Dividends paid by the Bank and the Company are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $60.6 million and $62.7 million available for payment of dividends at December 31, 2001, by the Bank and the Company, respectively.

U.SEGMENTS

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

   Summarized financial information by operating segment for the years ended December 31, 2001 and 2000 follows:

                                      2001                           2000
                         ------------------------------ ------------------------------
                         Commercial Mortgage            Commercial Mortgage
                          Banking   Banking    Total     Banking   Banking    Total
                         ---------- -------- ---------- ---------- -------- ----------
Net interest income..... $  123,001 $    --  $  123,001 $  104,693  $   --  $  104,693
Noninterest income......     24,196  41,975      66,171     18,852  21,796      40,648
                         ---------- -------  ---------- ----------  ------  ----------
  Total revenue.........    147,197  41,975     189,172    123,545  21,796     145,341
Provision for credit
 losses.................     11,684      --      11,684      9,668      --       9,668
Noninterest expense.....    104,075  26,602     130,677     78,783  16,709      95,492
                         ---------- -------  ---------- ----------  ------  ----------
Income before income
 taxes..................     31,438  15,373      46,811     35,094   5,087      40,181
Provision for income
 taxes..................     10,130   6,280      16,410     10,560   2,081      12,641
                         ---------- -------  ---------- ----------  ------  ----------
  Net income............ $   21,308 $ 9,093  $   30,401 $   24,534  $3,006  $   27,540
                         ========== =======  ========== ==========  ======  ==========
Total assets............ $2,762,463 $15,627  $2,778,090 $2,072,410  $4,804  $2,077,214
                         ========== =======  ========== ==========  ======  ==========

   Intersegment interest was paid to Sterling Bank by SCMC in the amount of $13.5 million and $7.4 million for the years ended December 31, 2001 and 2000, respectively. Total loans in the mortgage warehouse of $253.7 million and $136.0 million were eliminated in consolidation at December 31, 2001 and 2000, respectively.

V.DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL STATEMENTS

   Fair values were estimated by management as of December 31, 2001 and 2000, and required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

   The following methods and assumptions were used to estimate the fair value of cash and of financial instruments for which it is practicable to estimate that value:

   Short-term investments--For short-term investments, the carrying amount is a reasonable estimate of fair value.

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Securities--For securities held as investment, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

   Loans Held for Sale--For loans held for sale, fair value equals quoted market prices, if available. If a quoted market price is not available, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

   Loans Held for Investment--The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

   Deposit Liabilities--The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

   Other Borrowed Funds--The carrying amounts approximate fair value because these borrowings reprice at market rates generally within four days.

   Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written--The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

   The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                               December 31,
                                ----------------------------------------------
                                        2001                    2000
                                ----------------------  ----------------------
                                 Carrying   Estimated    Carrying   Estimated
                                  Amount    Fair Value    Amount    Fair Value
                                ----------  ----------  ----------  ----------
Financial assets:
 Cash and short-term
  investments.................. $  162,722  $  162,722  $  160,415  $  160,415
 Available-for-sale
  securities...................    264,491     264,491     217,275     217,275
 Held-to-maturity securities...     78,408      79,928      90,927      91,061
 Trading assets................    118,511     118,511          --          --
 Loans held for sale...........    261,505     261,505     139,148     139,148
 Loans held for investment.....  1,666,788   1,681,843   1,345,842   1,335,720
 Less allowance for credit
  losses.......................    (22,927)    (22,927)    (16,862)    (16,862)
                                ----------  ----------  ----------  ----------
Total.......................... $2,529,498  $2,546,073  $1,936,745  $1,926,757
                                ==========  ==========  ==========  ==========
Financial liabilities:
 Deposits...................... $2,268,980  $2,275,987  $1,718,822  $1,719,237
 Other borrowed funds..........    180,298     180,298     140,364     140,364
                                ----------  ----------  ----------  ----------
Total.......................... $2,449,278  $2,456,285  $1,859,186  $1,859,601
                                ==========  ==========  ==========  ==========
Off-balance-sheet instruments:
Commitments to extend credit...                    (--)                    (--)
Standby letters of credit......                    (--)                    (--)

                  STERLING BANCSHARES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

W.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

                                       2001                            2000
                          ------------------------------- -------------------------------
                          Fourth   Third  Second   First  Fourth   Third  Second   First
                          Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
                          ------- ------- ------- ------- ------- ------- ------- -------
Interest income.........  $41,353 $44,895 $45,618 $41,187 $43,299 $43,469 $41,332 $39,417
Interest expense........    9,317  12,556  14,201  13,978  16,221  17,021  15,292  14,290
                          ------- ------- ------- ------- ------- ------- ------- -------
  Net interest income...   32,036  32,339  31,417  27,209  27,078  26,448  26,040  25,127
Provision for credit
 losses.................    3,092   3,120   3,112   2,360   2,894   2,405   2,244   2,125
                          ------- ------- ------- ------- ------- ------- ------- -------
Net interest income
 after provision for
 credit losses..........   28,944  29,219  28,305  24,849  24,184  24,043  23,796  23,002
Noninterest income......   19,787  14,171  19,392  12,821  12,639  10,477  10,105   7,427
Noninterest expense.....   35,206  29,907  35,361  27,022  26,245  24,089  23,686  21,472
Conversion costs related
 to acquistions.........      957   1,194      --   1,030      --      --      --      --
                          ------- ------- ------- ------- ------- ------- ------- -------
  Income before income
   taxes................   12,568  12,289  12,336   9,618  10,578  10,431  10,215   8,957
Provision for income
 taxes..................    4,569   4,416   4,448   2,977   3,436   3,232   3,247   2,726
                          ------- ------- ------- ------- ------- ------- ------- -------
  Net income............  $ 7,999 $ 7,873 $ 7,888 $ 6,641 $ 7,142 $ 7,199 $ 6,968 $ 6,231
                          ======= ======= ======= ======= ======= ======= ======= =======
  Earnings per share:
  Basic.................  $  0.19 $  0.19 $  0.19 $  0.16 $  0.17 $  0.17 $  0.17 $  0.15
                          ======= ======= ======= ======= ======= ======= ======= =======
  Diluted...............  $  0.18 $  0.18 $  0.18 $  0.16 $  0.17 $  0.17 $  0.17 $  0.15
                          ======= ======= ======= ======= ======= ======= ======= =======
Shares used in computing
 earnings per share:
  Basic.................   42,558  42,263  42,080  41,809  41,693  41,645  41,583  41,462
                          ======= ======= ======= ======= ======= ======= ======= =======
  Diluted...............   43,346  43,224  42,886  42,711  42,525  42,323  42,068  41,929
                          ======= ======= ======= ======= ======= ======= ======= =======

   Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

   All quarters have been restated to present the combined financial information of acquisitions accounted for using the pooling of interests method.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

X.PARENT-ONLY FINANCIAL STATEMENTS

                           STERLING BANCSHARES, INC.
                             (Parent Company Only)

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                 (In thousands)

                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
ASSETS
Cash and cash equivalents.................................... $    546 $ 11,609
Accrued interest receivable and other assets.................    3,527    2,056
Goodwill, net................................................      527      555
Investment in bank subsidiaries..............................  291,496  183,206
Investment in Sterling Bancshares Capital Trusts.............    1,778      889
                                                              -------- --------
TOTAL........................................................ $297,874 $198,315
                                                              ======== ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Accrued interest payable and other liabilities.............. $    348 $    251
 Notes payable...............................................   20,879    1,600
 Junior subordinated debentures..............................   59,278   29,639
                                                              -------- --------
  Total liabilities..........................................   80,505   31,490
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock.............................................       39       51
 Common stock................................................   43,770   41,728
 Capital surplus.............................................   42,526   21,357
 Retained earnings...........................................  127,144  102,652
 ESOP indebtedness...........................................
 Accumulated other comprehensive income--net unrealized loss
  on available-for-sale securities, net of tax...............    3,890    1,037
                                                              -------- --------
                                                               217,369  166,825
                                                              -------- --------
TOTAL........................................................ $297,874 $198,315
                                                              ======== ========

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                           STERLING BANCSHARES, INC.
                             (Parent Company Only)

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In thousands)

                                                      2001    2000     1999
                                                     ------- -------  -------
REVENUES:
 Dividends received from bank subsidiaries.......... $26,200 $    --  $    33
 Interest income....................................      --      --       --
                                                     ------- -------  -------
  Total revenues....................................  26,200      --       33
EXPENSES:
 Interest expense:
  Notes payable.....................................     135      36       68
  Junior subordinated debentures....................   4,716   2,668    2,668
 Goodwill amortization..............................      28      28       27
 General and administrative.........................   1,171     990      733
                                                     ------- -------  -------
  Total expenses....................................   6,050   3,722    3,496
Income (deficit) before equity in undistributed
 earnings of subsidiaries and income taxes..........  20,150  (3,722)  (3,463)
Equity in undistributed earnings of subsidiaries....   8,162  29,982   23,631
                                                     ------- -------  -------
Income before income tax benefit....................  28,312  26,260   20,168
Income tax benefit..................................   2,089   1,280    1,468
                                                     ------- -------  -------
Net income.......................................... $30,401 $27,540  $21,636
                                                     ======= =======  =======

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                           STERLING BANCSHARES, INC.
                             (Parent Company Only)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In thousands)

                                                     Year Ended December 31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................... $30,401  $27,540  $21,636
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of goodwill..........................      28       28       27
  Equity in undistributed earnings of subsidiary....  (8,162) (29,982) (23,631)
  Change in operating assets and liabilities:
   Accrued interest receivable and other assets.....  (1,471)   2,392     (323)
   Accrued interest payable and other liabilities...      59      128     (314)
                                                     -------  -------  -------
      Net cash provided by (used in) operating
       activities...................................  20,855      106   (2,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of CaminoReal Bancshares, Inc............. (51,813)      --       --
 Cash acquired with CaminoReal Bancshares, Inc......     115       --       --
 Purchase of Community Bancshares, Inc.............. (14,552)      --       --
 Cash acquired with Community Bancshares, Inc.......      90       --       --
 Capital contribution to Sterling Bancshares Capital
  Trust II..........................................    (889)      --       --
 Capital investment in subsidiary banks............. (10,750)      --       --
                                                     -------  -------  -------
      Net cash used in investing activities......... (77,799)      --       --

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of notes payable........................  (1,600)      --   (1,883)
 Additions to long term debt........................  20,000       --       --
 Proceeds from issuance of common stock.............   3,751    1,275    2,045
 Proceeds from issuance of preferred stock..........      --      385       31
 Redemption of common stock.........................      --       --       --
 Purchase of treasury stock.........................      --     (612)      --
 Payments of cash dividends.........................  (5,909)  (5,243)  (4,511)
 Issuance of company-obligated mandatorily
  redeemable trust preferred securities.............  29,639       --       --
                                                     -------  -------  -------
      Net cash provided by (used in) financing
       activities...................................  45,881   (4,195)  (4,318)
                                                     -------  -------  -------
NET DECREASE IN CASH ............................... (11,063)  (4,089)  (6,923)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR ..................................  11,609   15,698   22,621
                                                     -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........... $   546  $11,609  $15,698
                                                     =======  =======  =======

                                                                      EXHIBIT 21

                   SUBSIDIARIES OF STERLING BANCSHARES, INC.

   The following is a list of the subsidiaries of Sterling Bancshares, Inc.:

   Sterling Bancorporation, Inc.          Sterling Bank
   A Delaware corporation                 A Texas state banking association
   PO Box 631                             15000 Northwest Freeway
   Wilmington, Delaware 19899             Houston, Texas 77040

   Sterling Bancshares Capital Trust I    Lone Star Bank
   A Delaware statutory business trust    A Texas state banking association
   15000 Northwest Freeway                12727 East Freeway
   Houston, Texas 77040                   Houston, Texas 77213

   Sterling Bancshares Capital Trust II   Community Bank
   A Delaware statutory business trust    A Texas state banking association
   15000 Northwest Freeway                20045 Katy Freeway
   Houston, Texas 77040                   Katy, Texas 77450

   Sterling Bancshares Capital Trust III
   A Delaware statutory business trust
   15000 Northwest Freeway
   Houston, Texas 77040

   CMCR Holding Company
   A Delaware corporation
   13100 Northwest Freeway
   Houston, Texas 77040

   CMCR Holding Company is the parent company of Sterling Capital Mortgage Company, an originator and servicer of one-to-four single family residential mortgage loans. Sterling Capital Mortgage Company originates a significant portion of its mortgage business through twenty-five subsidiary entities.

                                                                   EXHIBIT 23.1

                         INDEPENDENT AUDITORS' CONSENT

   We consent to the incorporation by reference in Registration Statement No. 333-46346 of Sterling Bancshares, Inc. on Form S-4 and in Registration Statements Nos. 33-75444, 33-75442, 333-16719 and 333-57171 of Sterling
Bancshares, Inc. on Forms S-8 and in Registration Statement No. 333-55724 of Sterling Bancshares, Inc. on Form S-3 of our report dated March 8, 2002, appearing in this Annual Report on Form 10-K of Sterling Bancshares, Inc. for the year ended December 31, 2001.

DELOITTE & TOUCHE LLP
Houston, Texas
March 8, 2002