Form 10-Q
period 2002-03-31
STERLING BANCSHARES INC
filed 2002-05-13
CIK 891098

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  -----------

                                  FORM 10 - Q

                                  -----------


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 2002

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

                             Yes [x]    No [ ]

As of March 31, 2002, there were outstanding 43,800,089 shares of common stock, par value $1.00 per share, of the registrant.

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                   March 31,         December 31,
                                                                                     2002                2001
                                                                                   ---------         ------------
                                                                                  (Unaudited)
ASSETS
Cash and cash equivalents                                                        $   133,523         $   148,295
Interest-bearing deposits in financial institutions                                    2,099               2,114
Securities purchased with an agreement to resell                                       1,732              12,313
Trading assets                                                                        98,461             118,511
Available-for-sale securities, at fair value                                         249,332             264,491
Held-to-maturity securities, at amortized cost                                        72,269              78,408
Loans held for sale                                                                  291,469             261,505

Loans held for investment                                                          1,705,127           1,666,788
Allowance for credit losses                                                          (23,798)            (22,927)
                                                                                 -----------         -----------
   Loans, net                                                                      1,681,329           1,643,861
Accrued interest receivable                                                           12,078              11,593
Real estate acquired by foreclosure                                                    1,677               1,837
Premises and equipment, net                                                           53,927              54,175
Goodwill, net                                                                         54,812              54,812
Core deposit intangible                                                                1,941               2,036
Mortgage servicing rights                                                             20,720              19,592
Other assets                                                                         114,004             104,547
                                                                                 -----------         -----------
TOTAL ASSETS                                                                     $ 2,789,373         $ 2,778,090
                                                                                 ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
   Noninterest-bearing                                                           $   817,644         $   797,850
   Interest-bearing                                                                  878,593             879,542
Certificates of deposit and other time deposits                                      580,272             591,588
                                                                                 -----------         -----------
   Total deposits                                                                  2,276,509           2,268,980
Securities sold under agreements to repurchase and other borrowed funds              171,191             180,298
Notes payable                                                                         20,879              20,879
Accrued interest payable and other liabilities                                        34,845              28,832
                                                                                 -----------         -----------
   Total liabilities                                                               2,503,424           2,498,989
COMPANY-OBLIGATED MANDITORILY REDEEMABLE
   TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST                                     57,500              57,500

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                                 4,447               4,232

Shareholders' equity
Convertible preferred stock, $1 par value, 1 million shares authorized                    59                  39
   Common stock, $1 par value, 50 million shares authorized                           43,800              43,770
   Capital surplus                                                                    43,013              42,526
   Retained earnings                                                                 133,689             127,144
   Accumulated other comprehensive income--net unrealized gain on
     available-for-sale securities, net of tax                                         3,441               3,890
                                                                                 -----------         -----------
     Total shareholders' equity                                                      224,002             217,369
                                                                                 -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 2,789,373         $ 2,778,090
                                                                                 ===========         ===========

See Notes to Interim Consolidated Financial Statements which are an integral part of these Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                             --------------------------
                                                                               2002              2001
                                                                              ------            ------
                                                                                    (Unaudited)
 Interest income:
  Loans, including fees                                                      $34,814            $35,579
  Securities:
     Taxable                                                                   3,976              3,757
     Tax-exempt                                                                  781                853
  Federal funds sold and securities purchased under agreements
     to resell                                                                   215                988
  Trading assets                                                               1,050                 --
  Deposits in financial institutions                                              29                 10
                                                                             -------            -------
       Total interest income                                                  40,865             41,187
Interest expense:
  Demand and savings deposits                                                  2,380              4,783
  Certificates and other time deposits                                         4,512              7,173
  Other borrowed funds                                                           726              1,989
  Note payable                                                                   203                 33
                                                                             -------            -------
       Total interest expense                                                  7,821             13,978
                                                                             -------            -------
       NET INTEREST INCOME                                                    33,044             27,209
            Provision for credit losses                                        2,623              2,360
                                                                             -------            -------
       NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                  30,421             24,849

Noninterest income:
  Customer service fees                                                        4,102              2,797
  Gain on sale of mortgage loans                                               4,129              4,284
  Mortgage origination income                                                  3,393              2,327
  Other                                                                        4,566              3,413
                                                                             -------            -------
       Total noninterest income                                               16,190             12,821

Noninterest expense:
  Salaries and employee benefits                                              19,069             15,806
  Occupancy expense                                                            5,182              3,733
  Net loss and carrying costs of real estate acquired by foreclosure              66                 15
  FDIC assessment                                                                 52                 96
  Technology                                                                   1,214              1,181
  Postage and delivery charges                                                   730                508
  Supplies                                                                       539                407
  Professional fees                                                              709                667
  Minority interest expense:
    Company-obligated mandatorily redeemable trust
     preferred securitites of subsidiary trusts                                1,330                748
   Sterling Capital Mortgage Company                                             215                331
  Conversion costs related to acquisitions                                        --              1,030
  Other                                                                        5,251              3,530
                                                                             -------            -------
       Total noninterest expense                                              34,357             28,052

       NET INCOME BEFORE INCOME TAXES                                         12,254              9,618
            Provision for income taxes                                         3,956              2,977
                                                                             -------            -------
       NET INCOME                                                            $ 8,298            $ 6,641
                                                                             =======            =======
Earnings per share:
  Basic                                                                      $  0.19            $  0.16
                                                                             =======            =======
  Diluted                                                                    $  0.19            $  0.16
                                                                             =======            =======

See Notes to Interim Consolidated Financial Statements which are an integral part of these Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Three months ended March 31,
                                                                                         2002          2001
                                                                                    ----------------------------
                                                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $      8,298    $      6,641
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
        Amortization and accretion of premiums and discounts
          on securities, net                                                                  18              47
        Net gain on the sale of assets                                                      (195)            (22)
        Provision for credit losses                                                        2,623           2,360
        Write-downs, less gains on sale, of real estate acquired by
          foreclosure and repossessed assets                                                  54             (44)
        Depreciation and amortization                                                      2,486           1,842
        Net increase in loans held for sale                                              (29,964)        (76,673)
        Capitalized mortgage servicing rights                                             (1,928)         (1,277)
        Amortization of mortgage servicing rights                                            800              61
        Net increase in accrued interest receivable and other assets                      (9,798)        (16,235)
        Net increase in accrued interest payable and other liabilities                     6,228             354
                                                                                    ------------    ------------
          Net cash used in operating activities                                          (21,378)        (82,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in securities purchased under agreements to resell             10,581         (11,018)
   Proceeds from maturity and paydowns of held-to-maturity securities                      6,080           5,055
   Proceeds from the sale of  available-for-sale securities                                4,981          42,624
   Proceeds from maturity and paydowns of available-for-sale securities                   32,199          19,364
   Purchases of available-for-sale securities                                            (22,500)        (39,252)
   Proceeds from the sale of trading assets                                              129,374             -
   Purchases of trading assets                                                          (112,737)            -
   Proceeds from principal paydowns of trading securities                                  3,535             -
   Net increase in loans held for investment                                             (40,659)        (31,834)
   Proceeds from sale of real estate acquired by foreclosure                                 674             345
   Net decrease (increase) in interest-bearing deposits in financial institutions             15            (907)
   Purchase of CaminoReal Bancshares, Inc.                                                   -           (51,813)
   Cash and cash equivalents acquired with CaminoReal Bancshares, Inc.                       -            35,468
   Proceeds from sale of premises and equipment                                              558           1,414
   Purchase of premises and equipment                                                     (2,701)         (4,537)
                                                                                    ------------    ------------
          Net cash provided by (used in) investing activities                              9,400         (35,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                                        7,529          95,961
   Net (increase) decrease in repurchase agreements/funds purchased                       (9,107)         10,812
   Proceeds from issuance of common stock and preferred stock                                537           1,142
   Issuance of company-obligated manditorily redeemable trust preferred securities           -            28,750
   Dividends paid                                                                         (1,753)         (1,447)
                                                                                    ------------    ------------
          Net cash (used in) provided by financing activities                             (2,794)        135,218

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (14,772)         17,181

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                   148,295         122,122
                                                                                    ------------    ------------
   End of period                                                                    $    133,523    $    139,303
                                                                                    ============    ============

Supplemental information:
   Income taxes paid                                                                $        -      $        292
                                                                                    ============    ============
   Interest paid                                                                    $     13,835    $     14,571
                                                                                    ============    ============
   Noncash investing and financing activities:
     Acquisitions of real estate through foreclosure of collateral                  $        568    $        450
                                                                                    ============    ============


See Notes to Interim Consolidated Financial Statements which are an integral part of these Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

1.     Basis of Presentation:

       The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 2001.

2.     Earnings Per Common Share

       Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                            Three Months Ended March 31,
                                            2002                 2001
                                     -------------------  -------------------
                                      Amount   Per Share   Amount   Per Share
                                     --------  ---------  --------  ---------

   Net income                        $  8,298             $  6,641
                                     ========             ========
   Basic:
      Weighted average shares
        outstanding                    43,779  $    0.19    41,809  $    0.16
                                               =========            =========
   Diluted:
      Add incremental shares for:
        Assumed exercise of
           outstanding options            806                  834
        Assumed conversion of
           preferred stock                 80                   68
                                     --------             --------
   Total                               44,665  $    0.19    42,711  $    0.16
                                     ========  =========  ========  =========

3.     Shareholders' Equity

       The following table displays the changes in shareholders' equity for the three-month periods ended March 31, 2002 and 2001 (in thousands):


                                                 Three Months Ended March 31,
                                                  2002                 2001
                                           ------------------  ------------------
Equity, beginning of period                         $ 217,369           $ 166,825
   Comprehensive income:
     Net income                            $ 8,298             $ 6,641
     Net change in net unrealized gains
        on AFS securities                     (449)              1,795
                                           -------             -------
        Total comprehensive income                      7,849               8,436
   Issuance of common stock                               295               1,142
   Issuance of preferred stock                            242                 -
   Cash dividends paid                                 (1,753)             (1,447)
                                                    ---------           ---------
Equity, end of period                               $ 224,002           $ 174,956
                                                    =========           =========


       On March 7, 2002, the Company completed a private placement of 20,000 shares of the Company's Series I Convertible Preferred Stock (the "Series I Preferred Stock"). Shares of the Series I Preferred Stock will convert into shares of the Company's common stock based upon performance goals for the Dallas banking office for which such shares were issued. The conversion ratio ranges from 1.25 shares of common stock if the performance goals are met prior to November 7, 2003, to
       1.1 shares of common stock if the performance goals are met prior to November 7, 2004. After November 7, 2004, each share of Series I Convertible Preferred Stock will automatically convert into one share of common stock.

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

       Summarized financial information by operating segment as of and for the three-month periods ended March 31, (in thousands) follows:

                                                      2002                                2001
                                        ----------------------------------  ----------------------------------
                                        Commercial   Mortgage               Commercial   Mortgage
                                         Banking      Banking     Total       Banking     Banking    Total
                                        -----------  --------  -----------  -----------  --------  -----------
Net interest income                     $    33,044  $    -    $    33,044  $    27,209  $    -    $    27,209
Noninterest income                            6,760     9,430       16,190        4,940     7,881       12,821
                                        -----------  --------  -----------  -----------  --------  -----------
   Total revenue                             39,804     9,430       49,234       32,149     7,881       40,030
Provision for credit losses                   2,623       -          2,623        2,360       -          2,360
Noninterest expense                          26,389     7,968       34,357       21,236     5,786       27,022
Conversion cost related to acquisition          -         -            -          1,030       -          1,030
                                        -----------  --------  -----------  -----------  --------  -----------
Income before income taxes                   10,792     1,462       12,254        7,523     2,095        9,618
Provision for income taxes                    3,355       601        3,956        2,207       770        2,977
                                        -----------  --------  -----------  -----------  --------  -----------
   Net income                           $     7,437  $    861  $     8,298  $     5,316  $  1,325  $     6,641
                                        ===========  ========  ===========  ===========  ========  ===========

Total assets, March 31,                 $ 2,772,778  $ 16,595  $ 2,789,373  $ 2,471,695  $  5,248  $ 2,476,943
                                        ===========  ========  ===========  ===========  ========  ===========

       Intersegment interest was paid to Bank by SCMC in the amount of $3.9 million for the three-month period ended March 31, 2002. Total loans of $261.0 million in the mortgage warehouse were eliminated in consolidation as of March 31, 2002.

5.     Acquisitions and Significant Developments

       On December 17, 2001, the Company acquired Community Bancshares, Inc. ("Community") and its subsidiary bank, Community Bank in a stock and cash merger. The shareholders of Community Bancshares, Inc. received $14.6 million in cash and 1,443,753 shares of the Company's common stock for all of the outstanding shares of common stock of Community Bancshares, Inc. The stock issuance occurred after the three-for-two stock split effected by the Company in September 2001. Community Bank operates two banking offices in west Houston. As of March 31, 2002, Community Bank had total assets of $152 million, loans of $77 million and deposits of $111 million. The Company plans to merge Community Bank into Sterling Bank in the second quarter of 2002. This acquisition was accounted for using the purchase method of accounting. Goodwill of $28.7 million was recorded in connection with this acquisition.

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

       On March 22, 2001, the Company acquired CaminoReal Bancshares of Texas, Inc. ("CaminoReal") and its subsidiary bank, CaminoReal Bank, National Association, for an aggregate cash purchase price of $51.8 million. CaminoReal Bank had four banking offices in San Antonio, Texas and four banking offices in the south Texas cities of Eagle Pass, Carrizo Springs, Crystal City and Pearsall. During June 2001, the Company completed the operational integration of CaminoReal Bank and Sterling Bank. This acquisition was accounted for using the purchase method of accounting. Goodwill of $21.2 million was recorded in connection with this acquisition.

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

6.     Recent Accounting Pronouncements

       In June 2001, FASB issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires the application of the purchase method of accounting to all business combinations. The Company implemented SFAS 141 on July 1, 2001 and SFAS 142 on January 1, 2002. This standard terminates the amortization of the goodwill presently on the Company's books. Such amortization was $1.3 million for the year ended December 31, 2001. Under SFAS 142, the Company is required to periodically assess its goodwill and other intangible assets for potential impairment, based on the fair value of the reporting unit at which the goodwill is recorded. Management is currently evaluating whether an impairment exists under SFAS 142.

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

Many possible factors could affect the Company's future financial performance and actual results may differ materially from what is expressed in any forward-looking statement. Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include, but are not limited to, the following: general business and economic conditions in the markets the Company serves may be less favorable than anticipated which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments; the Company's liquidity requirements could be adversely affected by changes in its assets and liabilities; legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry; competitive factors, including product and pricing pressures among financial services organizations, may increase; and changes in fiscal and governmental policies of the United States federal government could have an adverse effect on the Company's business. For additional discussion of such risks, uncertainties and assumptions, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO SAME PERIOD IN 2001

Net Income - Net income for the three-month period ended March 31, 2002 was $8.3 million as compared to $6.6 million for the same period in 2001, an increase of approximately $1.7 million or 25.0%. This increase is primarily attributable to continued loan and deposit growth.

Net Interest Income - Net interest income for the three-month period ended
March 31, 2002, was $33.0 million, as compared to $27.2 million for the same period in 2001, an increase of $5.8 million or 21.4%. The increase in net interest income is primarily due to the growth in average earning assets of $497.1 million or 26.3% from the period ended March 31, 2001 to March 31, 2002. The growth in earning assets related to the acquisitions of CaminoReal and Community was 18.5%. While average earning assets for the period ended March 31, 2002 increased over a year ago, the yield decreased 190 basis points from 8.85% for the three-month period ended March 31, 2001, to 6.95% for the same period in 2002. During 2001, the Federal Reserve Bank decreased the discount rate 475 basis points. Consequently, the Bank's yields decreased in 2001 as a result of the Bank lowering its prime rate in relation to the Federal Reserve decreases. As of March 31, 2002, interest bearing liabilities were $1.6 billion, an increase of $314.8 million or 23.4% from March 31, 2001. Average interest bearing deposits at March 31, 2002 were $1.5 billion, an increase of 23.5% from March 31, 2001. The increase in average interest bearing deposits related to the acquisition of CaminoReal and Community was 20.5%. The cost of interest bearing liabilities decreased 234 basis points from 4.28% for the first three months of 2001 to 1.94% during the same period in 2002. The Company's 5.69% tax equivalent net interest margin for the three months ended March 31, 2002 decreased from the 5.93% net interest margin recorded during the same period in 2001.

The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2002 and 2001, respectively:

                                                                      CONSOLIDATED YIELD ANALYSIS

                                                                        Three months ended March 31,
                                                                          (Dollars in thousands)

                                                                    2002                            2001
                                                     ------------------------------  ------------------------------
YIELD ANALYSIS                                         Average              Average    Average              Average
                                                       Balance    Interest   Yield     Balance    Interest   Yield
                                                     -----------  --------  -------  -----------  --------  -------
Interest Earning Assets:

Interest bearing deposits in financial institutions  $     2,181  $     29     5.39% $       666  $     10     6.09%
Federal funds sold                                        35,530       144     1.64%      24,117       339     5.70%
Securites purchased under agreements to resell             8,577        71     3.36%      36,621       649     7.19%
Trading assets                                           103,262     1,050     4.12%         -         -         -
Investment securities (taxable)                          260,068     3,976     6.20%     229,064     3,757     6.65%
Investment securities (tax-exempt)                        72,633       781     4.36%      78,367       853     4.41%
Loans (taxable)                                        1,897,248    34,731     7.42%   1,515,172    35,519     9.51%
Loans (tax-exempt)                                         5,138        83     6.55%       3,523        60     6.91%
                                                     -----------  --------  -------  -----------  --------  -------
   Total Interest Earning Assets                       2,384,637    40,865     6.95%   1,887,530    41,187     8.85%

Noninterest Earning Assets:
Cash and due from banks                                   99,745                          77,916
Premises and equipment, net                               54,096                          48,692
Other assets                                             197,316                         114,942
A llowance for credit losses                             (23,758)                        (17,377)
                                                     -----------                     -----------
   Total Noninterest Earning Assets                      327,399                         224,173
                                                     -----------                     -----------
   Total Assets                                      $ 2,712,036                     $ 2,111,703
                                                     ===========                     ===========
Interest Bearing Liabilities:

Demand and savings deposits                          $   873,071  $  2,380     1.11% $   674,738  $  4,783     2.87%
Certificates and other time deposits                     583,790     4,512     3.13%     504,911     7,173     5.76%
Other borrowed funds                                     161,353       726     1.82%     143,033     1,989     5.64%
Notes payable                                             20,879       203     3.94%       1,600        33     8.36%
                                                     -----------  --------  -------  -----------  --------  -------
   Total Interest Bearing Liabilities                  1,639,093     7,821     1.94%   1,324,282    13,978     4.28%

Noninterest Bearing Liabilities:

     Demand deposits                                     756,798                         566,869
     Other liabilities                                    35,173                          15,816
                                                     -----------                     -----------
        Total Noninterest Bearing Liabilities            791,971                         582,685

Trust preferred securities                                57,500                          35,938
Shareholders' equity                                     223,472                         168,798
                                                     -----------                     -----------
   Total Liabilities and Shareholders' Equity        $ 2,712,036                     $ 2,111,703
                                                     ===========                     ===========
Net Interest Income & Margin                                      $ 33,044     5.62%              $ 27,209     5.85%
                                                                  ========  =======               ========  =======

Net Interest Income & Margin (tax equivalent)                     $ 33,467     5.69%              $ 27,597     5.93%
                                                                  ========  =======               ========  =======


Provision for Credit Losses - The provision for credit losses for the first quarter of 2002 was $2.6 million, as compared to $2.4 million for the same period in 2001, an increase of $263 thousand or 11.1%. This increase in the provision for credit losses is to support the loan growth for the quarter.

After net charge-offs of $1.8 million, the Company's allowance for credit losses increased by $871 thousand from $22.9 million on December 31, 2001, to $23.8 million on March 31, 2002. Please refer to the subsequent discussion of Allowance for Credit Losses for additional insight to management's approach and methodology in estimating the allowance for credit losses.

Noninterest Income - Total non-interest income for the quarter ended March 31, 2002 was $16.2 million, as compared to $12.8 million for the same period in 2001, an increase of $3.4 million or 26.3%.

Noninterest income for the three months ended March 31, 2002 and 2001, respectively, is summarized as follows:


                                                2002                              2001
                                  -------------------------------   -------------------------------
                                  Commercial  Mortgage              Commercial  Mortgage
                                    Banking   Banking    Combined    Banking    Banking    Combined
                                  ----------  --------   --------   ----------  --------   --------
Customer service fees             $    4,102  $   -      $  4,102   $   2,797   $    -     $  2,797
Gain on sale of mortgage loans           -       4,129      4,129         -        4,284      4,284
Mortgage origination income              -       3,393      3,393         -        2,327      2,327
Other                                  2,658     1,908      4,566       2,143      1,270      3,413
                                  ----------  --------   --------   ----------  --------   --------
                                  $    6,760  $  9,430   $ 16,190   $   4,940   $  7,881   $ 12,821
                                  ==========  ========   ========   =========   ========   ========


Commercial Banking Segment - Noninterest income from commercial banking for the three-month period ended March 31, 2002 was $6.8 million, as compared to $4.9 million for the same period in 2001, an increase of $1.8 million or 36.8%. Customer service fees increased $1.3 million as a result of the acquisitions of Community and CaminoReal and the growth in deposit transaction accounts.

Mortgage Banking Segment - Noninterest income from the mortgage banking segment increased 19.7% from $7.9 million for the first quarter of 2001 to $9.4 million for the same period in 2002. The income from the mortgage banking segment typically consists of origination fees and gains on sale of mortgage loans. During the first quarter of 2002, SCMC had $676.5 million in loan fundings as compared to $495.2 million in 2001.

Noninterest Expense - Noninterest expense increased $6.3 million or 22.5%, to $34.4 million for the three month period ending March 31, 2002 as compared to $28.1 million for the same period in 2001.

Noninterest expense for the three months ended March 31, 2002 and 2001, respectively, is summarized as follows:


                                                2002                              2001
                                  -------------------------------   -------------------------------
                                  Commercial  Mortgage              Commercial  Mortgage
                                    Banking   Banking    Combined    Banking    Banking    Combined
                                  ----------  --------   --------   ----------  --------   --------
Salaries and employee benefits    $   14,976  $  4,093   $ 19,069   $   12,318  $  3,488   $ 15,806
Occupancy expense                      3,677     1,505      5,182        2,857       876      3,733
Net loss and carrying costs of
   real estate acquired by
   foreclosure                            66         -         66           15         -         15
FDIC assessment                           52         -         52           96         -         96
Technology                             1,157        57      1,214        1,070       111      1,181
Postage and delivery charges             563       167        730          400       108        508
Supplies                                 357       182        539          304       103        407
Professional fees                        614        95        709          623        44        667
Minority interest expense              1,330       215      1,545          748       331      1,079
Conversion costs related to
   acquisitions                          -         -          -          1,030       -        1,030
Other                                  3,597     1,654      5,251        2,805       725      3,530
                                  ----------  --------   --------   ----------  --------   --------
                                  $   26,389  $  7,968   $ 34,357   $   22,266  $  5,786   $ 28,052
                                  ==========  ========   ========   ==========  ========   ========


Commercial Banking Segment - Noninterest expenses related to commercial banking for the first quarter of 2002 were $26.4 million, as compared to $22.3 million for the same period in 2001, an increase of $4.1 million or 18.5%. Salaries and employee benefits from commercial banking for the three-month period ended March 31, 2002 were $15.0 million, as compared to $12.3 million for the same period in 2001, an increase of $2.7 million or 21.6%. Increased occupancy expenses related to the acquisitions of Community and CaminoReal for the first quarter of 2002 were $1.7 million. Additionally, the Company established a sales and trading department during the second quarter of 2001.

Occupancy expenses from commercial banking for the three-month period ended March 31, 2002 were $3.7 million, as compared to $2.9 million for the same period in 2001, an increase of $820 thousand or 28.7%. Increased expenses related to the acquisitions of Community and CaminoReal for the first quarter of 2002 were $575.6 thousand.

Conversion costs related to the acquisition of CaminoReal in March 2001 totaled $1.0 million. The costs include retention and severance expenses as well as data processing costs related to the conversion of CaminoReal's systems.

Minority interest expense increased $582 thousand or 77.8% from the first quarter of 2001 as compared to the first quarter of 2002. The increase is related to the interest due on the additional trust preferred securities issued in March 2001. Please refer to the subsequent discussion of Trust Preferred Securities for additional details of the issuance.

Other expenses from commercial banking for the three-month period ended March 31, 2002 were $3.6 million, as compared to $2.8 million for the same period in 2001, an increase of $792 thousand or 28.2%. The increase in other expenses related to the CaminoReal and Community acquisitions was $487.4 thousand which includes amortization of the core deposit intangible of $95.2 thousand.

Mortgage Banking Segment - Noninterest expenses related to mortgage banking for the three-month period ended March 31, 2002 were $8.0 million, as compared to $5.8 million for the same period in 2001, an increase of $2.2 million or 37.7%. The increase in expenses is due to variable expenses related to the increase in loan fundings. For the quarter ended March 31, 2002, loan fundings were $676.5 million, a 36.6% increase over the $495.2 million for the same period in 2001.

Provision for Income Taxes - The provision for income taxes as a percent of net income before taxes increased from 31.0% for the first quarter of 2001 to 32.3% for the same period in 2002.

FINANCIAL CONDITION

Total Assets - The total consolidated assets of the Company increased $11.3 million from $2.78 billion at December 31, 2001 to $2.79 billion at March 31, 2002.

Cash and Cash Equivalents - The Company had cash and cash equivalents of $133.5 million at March 31, 2002. Comparatively, the Company had $148.3 million in cash and cash equivalents on December 31, 2001, a decrease of $14.8 million.

Securities purchased under agreements to resell - As of March 31, 2002, securities purchased under agreements to resell totaled $1.7 million as compared to $12.3 million as of December 31, 2001. The securities purchased are SBA or USDA guaranteed loan certificates. These repurchase agreements generally have a term of nine months or less.

Trading assets - Trading assets as of March 31, 2002 were $98.5 million. During the second quarter of 2001, the Company began trading government loans and pools. These assets are held up to 120 days and are carried at fair market value. The realized and unrealized gains and losses are included in income. On March 31, 2002, the unrealized gain on the trading assets was $8.6 thousand.

Securities - The Company's securities portfolio as of March 31, 2002, totaled $321.6 million, as compared to $342.9 million on December 31, 2001, a decrease of $21.3 million or 6.2%. On March 31, 2002, the unrealized gain on the available for sale securities was $5.3 million.

Loans Held for Sale - Total loans held for sale increased from $261.5 million at December 31, 2001 to $291.5 million at March 31, 2002, an increase of $30.0 million, or 11.5%. These loans represent loans funded by the Bank through a mortgage warehouse line to SCMC.

Loans Held for Investment - As of March 31, 2002, loans held for investment were $1.705 billion which was a $38.3 million, or 2.3%, increase from the balance of $1.667 billion on December 31, 2001. At March 31, 2002, loans held for investment as a percentage of assets and deposits were 61.1% and 74.9%, respectively.

The following table summarizes the Company's held for investment loan portfolio by type of loan as of March 31, 2002 (in thousands):

                                                            Percent of
                                                  Amount      Total
                                               -----------  -----------
   Commercial, financial and industrial        $   512,645       25.67%
   Real estate - commercial                        560,847       28.09%
   Real estate - residential mortgage              173,295        8.68%
   Real estate - construction                      297,234       14.89%
   Foreign commercial and industrial                 5,763        0.29%
   Consumer and other                              155,380        7.78%
   Unearned discounts                                  (37)       0.00%
                                               -----------  ----------
      Total loans held for investment            1,705,127       85.40%
      Loans held for sale                          291,469       14.60%
                                               -----------  ----------
      Total loans                              $ 1,996,596      100.00%
                                               ===========  ==========

Allowance for Credit Losses - The following is a summary of the changes in the allowance for credit losses for the three months ended March 31, 2002 and March 31, 2001, respectively, (in thousands):

                                                 Three Months Ended March 31,
                                                    2002             2001
                                                 -----------      -----------
Allowance for credit losses, December 31,        $    22,927      $    16,862
Charge-offs                                           (2,179)          (1,990)
Recoveries                                               427              504
Acquisition of CaminoReal Bancshares, Inc.               -              1,895
Provision for credit losses                            2,623            2,360
                                                 -----------      -----------
Allowance for credit losses, March 31,           $    23,798      $    19,631
                                                 ===========      ===========
Net charge-offs as a percentage of average
   loans (annualized)                                   0.37%            0.40%
                                                 ===========      ===========
Provision for credit losses as a percentage of
   average loans (annualized)                           0.56%            0.63%
                                                 ===========      ===========

The following is a summary of the relationship of the allowance for credit losses to loans held for investment at March 31, 2002, and December 31, 2001 (in thousands):

                                                  March 31,       December 31,
                                                    2002             2001
                                                 -----------      -----------
Loans held for investment at period-end          $ 1,705,127      $ 1,666,788
Allowance for credit losses                      $    23,798      $    22,927
Allowance as a percent of period-end loans held
   for investment                                       1.40%            1.38%

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

Risk Elements - Nonperforming, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Fourteen properties make up the $1.7 million of other real estate owned ("ORE") at March 31, 2002. All properties are carried at the current fair market value, less estimated selling and holding costs.

The Company defines potential problem loans as those loans for which information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as "substandard", "doubtful", or "loss". As of March 31, 2002, the Company has no material foreign loans outstanding or loan concentrations.

The following table summarizes total nonperforming assets and potential problem loans at December 31, 2001 and at March 31, 2002:

                                                  March 31,       December 31,
                                                    2002              2001
                                                 -----------      -----------
                                                        (In thousands)

Nonaccrual loans                                 $    12,551      $    14,179
Restructured loans                                        15               16
                                                 -----------      -----------
   Total nonperforming loans                          12,566           14,195
Other real estate ("ORE") and other foreclosed
  assets                                               1,753            1,964
                                                 -----------      -----------
   Total nonperforming assets                    $    14,319      $    16,159
                                                 ===========      ===========

Total nonperforming assets as a % of loans,
   ORE and other foreclosed assets                      0.72%            0.84%
Allowance for credit losses as a percentage of
   nonperforming assets                               166.20%          141.88%
Accruing loans past due 90 days or more                1,888            1,360
Potential problem loans, other than those shown
   above as nonperforming                        $    56,963      $    51,456

Premises and Equipment - The Company's premises and equipment, net of depreciation, as of March 31, 2002, were $53.9 million, as compared to $54.2 million as of December 31, 2001, a decrease of $248 thousand.

Deposits - Total deposits as of March 31, 2002, were $2.277 billion, as compared to $2.269 billion on December 31, 2001, an increase of $7.5 million. Non-interest bearing demand deposits at March 31, 2002, were $817.6 million, as compared to $797.8 million at December 31, 2001, an increase of $20 million. The percentage of noninterest bearing deposits to total deposits as of March 31, 2002 was 35.9%.

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

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' Equity - At March 31, 2002, the shareholders' equity totaled $224.0 million, as compared to $217.4 million at December 31, 2001. The Company's risk-based capital ratios remain above the levels designated by regulatory agencies for the Company to be considered as "well capitalized" on March 31, 2002, with Tier-I capital, total risk-based capital, and leverage capital ratios of 9.69%, 10.72%, and 8.43%, respectively.

Liquidity - Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders' dividends. The Company has instituted asset/liability management policies, including but not limited to a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The Company has numerous sources of liquidity including a significant portfolio of short-term assets, marketable investment securities (excluding those presently classified as "held-to-maturity"), loans available-for-sale, and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks, available Federal Home Loan Bank ("FHLB") advances, as well as a $20 million revolving credit facility with Wells Fargo Bank Minnesota, N. A. The Company currently has $20 million outstanding under the terms of the credit facility with Wells Fargo Bank Minnesota, N. A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes since December 31, 2001. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001, and in particular, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity".

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES

(c) On March 7, 2002, the Company completed a private placement of 20,000 shares of the Company's Series I Convertible Preferred Stock (the "Series I Preferred Stock"). The sales price was $12.08 per share for an aggregate sales price of $241,600. No commissions were paid by the Company in connection with the private placement. It is expected that the proceeds of the private placement will be used for general corporate purposes.

      The Series I Preferred Stock is convertible into shares of the Company's common stock based upon performance goals for the Dallas banking office for which such shares were issued. The conversion ratio ranges from 1.25 shares of common stock if the performance goals are met prior to November 7, 2003, to 1.1 shares of common stock if the performance goals are met prior to November 7, 2004. After November 7, 2004, each share of Series I Convertible Preferred Stock will automatically convert into one share of common stock.

      The private placement was limited to accredited investors as defined in Rule 501 of Regulation D and the thirteen purchasers in the private placement consisted solely of accredited investors. The private placement was not registered under the Securities Act of

      1933, as amended (the "Securities Act"), and was made in reliance on
      Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

          * 10 -- Incentive Compensation Agreement between Sterling Bancshares, Inc. and Eugene S. Putnam effective as of January 1, 2002.

            11 -- Statement Regarding Computation of Earnings Per Share
                  (included as Note (2) to Interim Consolidated Financial Statements on page 5 of this Quarterly Report on Form 10-Q).

(b)   Reports on Form 8-K:


            (1) Current Report on Form 8-K filed January 17, 2002 announcing the release of Sterling Bancshares' preliminary earnings report for the fourth quarter and year ended December 31, 2001.

* Management Compensation Agreement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Sterling Bancshares, Inc.
                                     (Registrant)


Date:  May 13, 2002                  By: /s/ J. Downey Bridgwater
     ---------------------------         -------------------------------
                                         J. Downey Bridgwater
                                         President and
                                         Chief Executive Officer

Date:  May 13, 2002                  By: /s/ Eugene S. Putnam, Jr.
     ---------------------------         -------------------------------
                                         Eugene S. Putnam, Jr.
                                         Executive Vice President
                                         and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit  Description
-------  -----------
*10 Incentive Compensation Agreement between Sterling Bancshares, Inc. and Eugene S. Putnam effective as of January 1, 2002.


 11 Statement Regarding Computation of Earnings Per Share (included as Note (2) to Interim Consolidated Financial Statements on page 6 of this Current Report on Form 10-Q).

-------
* Management Compensation agreement