Form 10-Q
period 2002-06-30
STERLING BANCSHARES INC
filed 2002-08-13
CIK 891098

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   -----------

                                   FORM 10 - Q

                                   -----------

      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 2002

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

                                  Yes  X  No ___

As of June 30, 2002, there were outstanding 43,884,855 shares of common stock, par value $1.00 per share, of the registrant.

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    2002           2001
                                                                               ------------    ------------
                                                                                       (UNAUDITED)
ASSETS
Cash and cash equivalents                                                      $    123,241    $    148,295
Interest-bearing deposits in financial institutions                                   1,955           2,114
Securities purchased with an agreement to resell                                      2,799          12,313
Trading assets                                                                      102,299         118,511
Available-for-sale securities, at fair value                                        251,006         264,491
Held-to-maturity securities, at amortized cost                                       68,101          78,408
Loans held for sale                                                                 434,634         261,505

Loans held for investment                                                         1,759,626       1,666,788
Allowance for credit losses                                                         (24,217)        (22,927)
                                                                               ------------    ------------
   Loans, net                                                                     1,735,409       1,643,861
Accrued interest receivable                                                          12,773          11,593
Real estate acquired by foreclosure                                                   2,368           1,837
Premises and equipment, net                                                          55,389          54,175
Goodwill, net                                                                        55,650          54,812
Core deposit intangible                                                               1,845           2,036
Mortgage servicing rights                                                            21,109          19,592
Other assets                                                                         89,858         104,547
                                                                               ------------    ------------
TOTAL ASSETS                                                                   $  2,958,436    $  2,778,090
                                                                               = ==========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
  Noninterest-bearing                                                          $    877,131    $    797,850
  Interest-bearing                                                                  876,096         879,542
Certificates of deposit and other time deposits                                     569,309         591,588
                                                                               ------------    ------------
  Total deposits                                                                  2,322,536       2,268,980
Securities sold under agreements to repurchase and other borrowed funds             286,969         180,298
Notes payable                                                                        20,879          20,879
Accrued interest payable and other liabilities                                       31,967          28,832
                                                                               ------------    ------------
  Total liabilities                                                               2,662,351       2,498,989

COMPANY-OBLIGATED MANDITORILY REDEEMABLE
  TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST                                     57,500          57,500

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                                4,813           4,232

Shareholders' equity:
  Convertible preferred stock, $1 par value, 1 million shares authorized                 59              39
  Common stock, $1 par value, 100 million shares authorized                          43,885          43,770
  Capital surplus                                                                    43,906          42,526
  Retained earnings                                                                 141,315         127,144
  Accumulated other comprehensive income--net unrealized gain on
   available-for-sale securities, net of tax                                          4,607           3,890
                                                                               ------------    ------------
    Total shareholders' equity                                                      233,772         217,369
                                                                               ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  2,958,436    $  2,778,090
                                                                               ============    ============

See Notes to Interim Consolidated Financial Statements which are an integral part of these Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                      THREE MONTHS           SIX MONTHS
                                                                      ENDED JUNE 30,        ENDED JUNE 30,
                                                                     2002       2001       2002       2001
                                                                   -------------------   -------------------
                                                                       (UNAUDITED)           (UNAUDITED)
Interest income:
  Loans, including fees                                            $ 37,137   $ 38,132   $ 71,951   $ 73,711
  Securities:
    Taxable                                                           3,835      5,045      7,811      8,802
    Tax-exempt                                                          739        837      1,520      1,690
  Federal funds sold and securities purchased under agreements
   to resell                                                            124        782        339      1,770
  Trading assets                                                        943        797      1,993        797
  Deposits in financial institutions                                     30         25         59         35
                                                                   --------   --------   --------   --------
      Total interest income                                          42,808     45,618     83,673     86,805

Interest expense:
  Demand and savings deposits                                         2,332      4,812      4,712      9,595
  Certificates and other time deposits                                4,032      7,309      8,544     14,482
  Other borrowed funds                                                  995      2,047      1,721      4,036
  Note payable                                                          197         33        400         66
                                                                   --------   --------   --------   --------
      Total interest expense                                          7,556     14,201     15,377     28,179
                                                                   --------   --------   --------   --------
      NET INTEREST INCOME                                            35,252     31,417     68,296     58,626

       Provision for credit losses                                    3,088      3,112      5,711      5,472
                                                                   --------   --------   --------   --------
      NET INTEREST INCOME AFTER
       PROVISION FOR CREDIT LOSSES                                   32,164     28,305     62,585     53,154

Noninterest income:
  Customer service fees                                               4,150      3,889      8,252      6,686
  Gain on sale of mortgage loans                                      7,541      7,191     11,670     11,475
  Mortgage origination income                                         5,613      3,771      9,006      6,098
  Other                                                               5,690      4,541     10,256      7,954
                                                                   --------   --------   --------   --------
      Total noninterest income                                       22,994     19,392     39,184     32,213

Noninterest expense:
  Salaries and employee benefits                                     23,244     20,640     42,313     36,446
  Occupancy expense                                                   5,790      4,709     10,972      8,442
  Net loss and carrying costs of real estate acquired by
   foreclosure                                                            5         82         71         97
  FDIC assessment                                                       137        114        189        210
  Technology                                                          1,339      1,491      2,553      2,672
  Postage and delivery charges                                          796        663      1,526      1,171
  Supplies                                                              688        495      1,227        902
  Professional fees                                                   1,337        658      2,046      1,325
  Minority interest expense:
    Company-obligated mandatorily redeemable trust preferred
     securitites of subsidiary trusts                                 1,325      1,313      2,655      2,061
    Sterling Capital Mortgage Company                                   366        527        581        858
  Conversion costs related to acquistions                                 -          -          -      1,030
  Other                                                               6,043      4,669     11,294      8,199
                                                                   --------   --------   --------   --------
      Total noninterest expense                                      41,070     35,361     75,427     63,413

      NET INCOME BEFORE INCOME TAXES                                 14,088     12,336     26,342     21,954
       Provision for income taxes                                     4,705      4,448      8,661      7,425
                                                                   --------   --------   --------   --------
      NET INCOME                                                   $  9,383   $  7,888   $ 17,681   $ 14,529
                                                                   ========   ========   ========   ========

EARNINGS PER SHARE:
  Basic                                                            $   0.21   $   0.19   $   0.40   $   0.35
                                                                   ========   ========   ========   ========
  Diluted                                                          $   0.21   $   0.18   $   0.40   $   0.34
                                                                   ========   ========   ========   ========

See Notes to Interim Consolidated Financial Statements which are an integral part of these Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                       2002          2001
                                                                                   ------------   -----------
                                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $     17,681   $    14,529
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
       Amortization and accretion of premiums and discounts
        on securities, net                                                                   56           147
       Net gain on the sale of assets                                                      (100)         (112)
       Net gain on the sale of trading assets                                              (309)          (95)
       Provision for credit losses                                                        5,711         5,472
       Write-downs, less gains on sale, of real estate acquired by
        foreclosure and repossessed assets                                                   34            (1)
       Depreciation and amortization                                                      5,029         4,394
       Net increase in loans held for sale                                             (173,129)      (67,175)
       Capitalized mortgage servicing rights                                             (3,359)       (7,395)
       Amortization of mortgage servicing rights                                          1,842           187
       Net (increase) decrease in accrued interest receivable and other assets           12,187       (16,266)
       Net increase (decrease) in accrued interest payable and other liabilities          3,716        (3,969)
                                                                                   ------------   -----------
         Net cash used in operating activities                                         (130,641)      (70,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in securities purchased under agreements to resell              9,514        (7,326)
  Proceeds from maturity and paydowns of held-to-maturity securities                     10,196         5,989
  Proceeds from the sale of available-for-sale securities                                 6,810        84,182
  Proceeds from maturity and paydowns of available-for-sale securities                   57,294        44,516
  Purchases of available-for-sale securities                                            (49,263)      (97,370)
  Proceeds from the sale of trading assets                                              253,491        30,739
  Purchases of trading assets                                                          (242,737)      (93,627)
  Proceeds from principal paydowns of trading securities                                  5,767             -
  Net increase in loans held for investment                                             (98,714)      (63,899)
  Proceeds from sale of real estate acquired by foreclosure                                 890           875
  Net decrease (increase) in interest-bearing deposits in financial institutions            159          (890)
  Purchase of CaminoReal Bancshares, Inc.                                                     -       (51,813)
  Cash and cash equivalents acquired with CaminoReal Bancshares, Inc.                         -        35,583
  Proceeds from sale of premises and equipment                                            1,307         5,537
  Purchase of premises and equipment                                                     (7,359)      (11,974)
                                                                                   ------------   -----------
         Net cash used in investing activities                                          (52,645)     (119,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                       53,556       140,190
  Net (increase) decrease in repurchase agreements/funds purchased                      106,671        19,582
  Proceeds from issuance of common stock and preferred stock                              1,515         2,337
  Issuance of company-obligated manditorily redeemable trust preferred securities             -        28,750
  Dividends paid                                                                         (3,510)       (2,899)
                                                                                   ------------   -----------
         Net cash provided by financing activities                                      158,232       187,960

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (25,054)       (1,802)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                   148,295       122,112
                                                                                   ------------   -----------
  End of period                                                                    $    123,241   $   120,310
                                                                                   ============   ===========

SUPPLEMENTAL INFORMATION:
  Income taxes paid                                                                $      5,800   $     3,390
                                                                                   ============   ===========
  Interest paid                                                                    $     16,546   $    28,266
                                                                                   ============   ===========
  Noncash investing and financing activities:
     Acquisitions of real estate through foreclosure of collateral                 $      1,455   $       878
                                                                                   ============   ===========

See Notes to Interim Consolidated Financial Statements which are an integral part of these Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

1.   BASIS OF PRESENTATION:

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 2001.

2.   EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                              THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                            2002                     2001                    2002                   2001
                                    ----------------------   -----------------------  ---------------------  ----------------------
                                     AMOUNT     PER SHARE     AMOUNT      PER SHARE    AMOUNT    PER SHARE    AMOUNT     PER SHARE
                                    ---------  -----------   ---------   -----------  --------  -----------  --------   -----------
     Net income                     $   9,383                $   7,888                $ 17,681               $ 14,529
                                    =========                =========                ========               ========
     Basic:
       Weighted average shares
        outstanding                    43,849  $      0.21      42,080   $      0.19    43,814  $      0.40    41,945   $      0.35
                                               ===========               ===========            ===========             ===========
     Diluted:
       Add incremental shares for:
        Assumed exercise of
         outstanding options              850                      747                     828                    791
        Assumed conversion of
         preferred stock                   98                       59                      89                     63
                                    ---------                ---------                --------               --------
     Total                             44,797  $      0.21      42,886   $      0.18    44,731  $      0.40    42,799   $      0.34
                                    =========  ===========   =========   ===========  ========  ===========  ========   ===========

3.   SHAREHOLDERS' EQUITY
     The following table displays the changes in shareholders' equity for the three-month and six-month periods ended June 30, 2002 and 2001 (in thousands):

                                                           THREE MONTHS ENDED JUNE 30,
                                                         2002                        2001
                                             ---------------------------   -----------------------
     Equity, beginning of period                             $   224,002                 $ 174,956
      Comprehensive income:
       Net income                            $     9,383                   $     7,888
       Net change in net unrealized gains
        on AFS securities                          1,166                          (315)
                                             -----------                   -----------
        Total comprehensive income                                10,549                     7,573
      Issuance of common stock                                       978                     1,195
      Issuance of preferred stock                                      -                        -
      Cash dividends paid                                         (1,757)                   (1,452)
                                                             -----------                 ---------
     Equity, end of period                                   $   233,772                 $ 182,272
                                                             ===========                 =========

                                                           SIX MONTHS ENDED JUNE 30,
                                                        2002                    2001
                                             -----------------------------------------------------
     Equity, beginning of period                             $   217,369                 $ 166,825
      Comprehensive income:
       Net income                            $    17,681                   $    14,529
       Net change in net unrealized gains
        on AFS securities                            717                         1,480
                                             -----------                   -----------
        Total comprehensive income                                18,398                    16,009
      Issuance of common stock                                     1,273                     2,337
      Issuance of preferred stock                                    242                         -
      Cash dividends paid                                         (3,510)                   (2,899)
                                                             -----------                 -----------
     Equity, end of period                                   $   233,772                 $ 182,272
                                                             ===========                 ===========

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

     Summarized financial information by operating segment as of and for the six-month periods ended June 30, (in thousands) are as follows:

                                                                2002                                     2001
                                             --------------------------------------  ---------------------------------------
                                              COMMERCIAL    MORTGAGE                  COMMERCIAL    MORTGAGE
                                               BANKING       BANKING       TOTAL        BANKING      BANKING        TOTAL
                                             -----------   ----------   -----------  ------------  ----------   ------------
     Net interest income                     $    68,296   $        -   $    68,296  $     58,626  $        -   $     58,626
     Noninterest income                           14,124       25,060        39,184        10,936      21,277         32,213
                                             -----------   ----------   -----------  ------------  ----------   ------------
         Total revenue                            82,420       25,060       107,480        69,562      21,277         90,839
     Provision for credit losses                   5,711            -         5,711         5,472           -          5,472
     Noninterest expense                          54,288       21,139        75,427        46,917      15,466         62,383
     Conversion cost related to acquisition            -            -             -         1,030           -          1,030
                                             -----------   ----------   -----------  ------------  ----------   ------------
     Income before income taxes                   22,421        3,921        26,342        16,143       5,811         21,954
     Provision for income taxes                    7,064        1,597         8,661         5,044       2,381          7,425
                                             -----------   ----------   -----------  ------------  ----------   ------------
         Net income                          $    15,357   $    2,324   $    17,681  $     11,099  $    3,430   $     14,529
                                             ===========   ==========   ===========  ============  ==========   ============

     Total assets, June 30,                  $ 2,936,680   $   21,756   $ 2,958,436  $  2,525,858  $    7,076   $  2,532,934
                                             ===========   ==========   ===========  ============  ==========   ============

     Intersegment interest was paid to Bank by SCMC in the amount of $9.4 million for the six-month period ended June 30, 2002. Total loans of $383.9 million in the mortgage warehouse were eliminated in consolidation as of June 30, 2002.

5.   ACQUISITIONS AND SIGNIFICANT DEVELOPMENTS

     On July 16, 2002, the Company announced the signing of an agreement to divest three offices in South Texas to an investor group headed by the current executive officers of the three locations. The three offices, Sterling's Carrizo Springs, Crystal City and Pearsall, have combined loans of $18 million and combined deposits of $37 million as of June 30, 2002. The proposed sale is subject to customary closing conditions, including receipt of all requisite regulatory approvals. Subject to receipt of all requisite regulatory approvals, the Company anticipates closing the transaction during the first quarter of 2003.

     On May 22, 2002, the Company announced that it had entered into a definitive agreement to acquire ENB Bankshares, Inc. of Dallas, Texas in a cash merger. ENB Bankshares, Inc. is the privately held bank holding company of Eagle National Bank, which operates one banking office in North Dallas. As of June 30, 2002, Eagle National had assets of $68 million, loans of $59 million and $59 million in deposits. The merger is subject to the satisfaction or waiver of customary closing conditions including the receipt of all requisite regulatory approvals and the approval of the shareholders of ENB Bankshares, Inc. Subject to the satisfaction or waiver of the closing conditions, the Company anticipates closing the transaction during the third quarter of 2002.

     On December 17, 2001, the Company acquired Community Bancshares, Inc. ("Community") and its subsidiary bank, Community Bank in a stock and cash merger. The shareholders of Community Bancshares, Inc. received $14.6 million in cash and 1,443,753 shares of the Company's common stock for all of the outstanding shares of common stock of Community Bancshares, Inc. The stock issuance occurred after the three-for-two stock split effected by the Company in September 2001. Community Bank operated two banking offices in west Houston. During May 2002, the Company completed the operational integration of Community Bank and Sterling Bank. This acquisition was accounted for using the purchase method of accounting. Goodwill of $28.7 million was recorded in connection with this acquisition. In June 2002, the Company sold Community Bank's charter to Sabine State Bank & Trust Company.

     On August 23, 2001, the Company acquired Lone Star Bancorporation, Inc. and its subsidiary bank, Lone Star Bank in a stock-for-stock merger. The shareholders of Lone Star Bancorporation, Inc. received an aggregate of 1,760,000 shares of the Company's common stock for all of the outstanding shares of common stock of Lone Star Bancorporation, Inc. The stock issuance occurred prior to the three-for-two stock split effected by the Company in September 2001. All previously reported amounts have been restated to reflect this transaction which was accounted for using the "pooling of interests" method. Lone Star Bank operated four banking offices in the Houston metropolitan area. The Company merged Lone Star Bank into Sterling Bank in February 2002.

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

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, FASB issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires the application of the purchase method of accounting to all business combinations. The Company implemented SFAS 141 on July 1, 2001. SFAS 142 terminates the amortization of the goodwill presently on the Company's books. Such amortization, after-tax, was $320 thousand for six months ended June 30, 2001 and $246 thousand for the three months ended June 30, 2001. Under SFAS 142, the Company is required to periodically assess its goodwill and other intangible assets for potential impairment, based on the fair value of the reporting unit at which the goodwill is recorded. The Company implemented SFAS 142 on January 1, 2002. Goodwill currently carried on the balance sheet was subject to an initial assessment for impairment. The Company has completed its initial assessment review and determined that there is no impairment of goodwill as of January 1, 2002. The adoption of this statement did not have a material impact on the Company's financial position of results of operations with the exception of no longer amortizing goodwill.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ". The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that the adoption of SFAS 145 will have a significant impact on its financial statements.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period which the liability in incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

7.   INTANGIBLE ASSETS

     Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment. The Company completed its initial assessment and determined that there was no impairment of goodwill as of January 1, 2002. The Company will review goodwill on an annual basis for impairment or as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2001 and the six months ended June 30, 2002 are as follows (in thousands):

         (Unaudited)                           COMMERCIAL BANKING
                                       ------------------------------------   MORTGAGE
                                        HOUSTON    SAN ANTONIO  SOUTH TEXAS    BANKING      TOTAL
                                       ----------  -----------  -----------  ----------   ----------
     Balance, January 1, 2001          $    1,110  $         -  $         -  $    4,842   $    5,952
         Amortization                        (185)        (583)        (205)       (279)      (1,252)
         Purchase price adjustment              -            -            -         217          217
         CaminoReal acquisition                 -       15,662        5,517           -       21,179
         Community acquisition             28,716            -            -           -       28,716
                                       -------------------------------------------------------------
     Balance, December 31, 2001            29,641       15,079        5,312       4,780       54,812
         Purchase price adjustment              -            -            -         838          838
                                       ----------  -----------  -----------  ----------   ----------
     Balance, June 30, 2002            $   29,641  $    15,079  $     5,312  $    5,618   $   55,650
                                       ==========  ===========  ===========  ==========   ==========

     The Company adopted SFAS No. 142, in its entirety, effective January 1, 2002. The following presents the net income that would have been reported, exclusive of goodwill amortization.

          (Dollars in thousands)                           THREE MONTHS ENDED           SIX MONTHS ENDED
          (unaudited)                                           JUNE 30,                    JUNE 30,
                                                        ------------------------    -----------------------
                                                           2002          2001          2002          2001
                                                        ------------------------    -----------------------
          Reported net income                           $     9,383  $     7,888    $   17,681   $   14,529
          Add: Goodwill amortization, net of taxes                -          246             -          320
                                                        -----------  -----------    ----------   ----------
          Adjusted net income                           $     9,383  $     8,134    $   17,681   $   14,849
                                                        ===========  ===========    ==========   ==========

          Reported diluted earnings per share           $      0.21  $      0.18    $     0.40   $     0.34
          Add: Goodwill amortization, net of taxes                -            -             -            -
                                                        -----------  -----------    ----------   ----------
          Adjusted diluted earnings per share           $      0.21  $      0.18    $     0.40   $     0.34
                                                        ===========  ===========    ==========   ==========

     The changes in the carrying amounts of intangible assets other than goodwill for the year ended December 31, 2001 and six months ended June 30, 2002 are as follows (in thousands):

                                                    CORE          MORTGAGE
                   (Unaudited)                     DEPOSIT       SERVICING
                                                  INTANGIBLE       RIGHTS        TOTAL
                                                 ------------   ------------   ----------
               Balance, January 1, 2001          $          -   $        907   $      907
                   Amortization                             -         (1,154)      (1,154)
                   Servicing rights originated              -         19,839       19,839
                   Community acquisition                2,036              -        2,036
                                                 ------------   ------------   ----------
               Balance, Decmember 31, 2001              2,036         19,592       21,628
                   Amortization                          (191)        (1,842)      (2,033)
                   Servicing rights originated              -          3,359        3,359
                                                 ------------   ------------   ----------
                   Balance, June 30, 2002        $      1,845   $     21,109   $   22,954
                                                 ============   ============   ==========

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

SIGNIFICANT DEVELOPMENTS

On July 16, 2002, the Company announced that it had entered into a definitive agreement to sell three offices in south Texas to an investor group headed by the current executive officers of the three locations. The three offices, the Bank's Carrizo Springs, Crystal City and Pearsall offices, have combined loans of $18 million and combined deposits of $37 million as of June 30, 2002. The proposed sale is subject to customary closing conditions, including receipt of all requisite regulatory approvals. Subject to receipt of all requisite regulatory approvals, the Company anticipates closing the transaction during the first quarter of 2003.

On May 22, 2002, the Company announced that it had entered into a definitive merger agreement to acquire Dallas based ENB Bankshares, Inc. in a cash merger. ENB Bankshares, Inc. is the privately held bank holding company of Eagle National Bank, which operates one banking office in north Dallas, Texas. As of June 30, 2002, Eagle National Bank had assets of $68 million, loans of $59 million and $59 million in deposits. The proposed merger is subject to customary closing conditions including receipt of all requisite regulatory approvals and approval of ENB Bankshares, Inc.'s shareholders. Subject to the satisfaction or waiver of the closing conditions, the Company anticipates closing the transaction during the third quarter of 2002.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SAME PERIOD IN  2001

NET INCOME - Net income for the six-month period ended June 30, 2002 was $17.7 million as compared to $14.5 million for the same period in 2001, an increase of approximately $3.2 million or 21.7%. This increase is primarily attributable to continued loan and deposit growth as well as the acquisitions of CaminoReal and Community.

NET INTEREST INCOME - Net interest income for the six-month period ended June 30, 2002, was $68.3 million, as compared to $58.6 million for the same period in 2001, an increase of $9.7 million or 16.5%. The increase in net interest income is primarily due to the growth in average earning assets of $386.5 million or 18.9% from the period ended June 30, 2001 to June 30, 2002. The growth in average earning assets related to the acquisitions of CaminoReal and Community was 11.1%. While average earning assets for the period ended June 30, 2002 increased over a year ago, the yield decreased 161 basis points from 8.54% for the six-month period ended June 30, 2001, to 6.93% for the same period in 2002. During 2001, the Federal Reserve Bank decreased the discount rate 475 basis points. Consequently, the Bank's yields decreased in 2001 and 2002 as a result of the Bank lowering its prime rate in relation to the Federal Reserve decreases. As of June 30, 2002, average interest bearing liabilities were $1.7 billion, an increase of $222.8 million or 15.4% from June 30, 2001. Average interest bearing deposits at June 30, 2002 were $1.5 billion, an increase of 14.6% from June 30, 2001.

The increase in average interest bearing deposits related to the acquisition of CaminoReal and Community was 11.8%. The cost of interest bearing liabilities decreased 208 basis points from 3.94% for the first six months of 2001 to 1.86% during the same period in 2002. The decrease in the cost of interest bearing liabilities is primarily the result of the decrease in the Federal Reserve Bank's discount rate in 2001. The Company's 5.72% tax equivalent net interest margin for the six months ended June 30, 2002 decreased from the 5.84% net interest margin recorded during the same period in 2001.

The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2002 and 2001, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                            SIX MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)

                                                                        2002                                   2001
                                                      ----------------------------------------   --------------------------------
YIELD ANALYSIS                                           AVERAGE                     AVERAGE       AVERAGE                AVERAGE
                                                         BALANCE      INTEREST        YIELD        BALANCE     INTEREST    YIELD
                                                      -----------    -----------    ----------   -----------   --------   -------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial institutions   $     2,266    $        59          5.25%  $     1,115   $     35      6.33%
Federal funds sold                                         30,969            260          1.69%       24,923        556      4.50%
Securites purchased under agreements to resell              4,648             79          3.43%       40,219      1,214      6.09%
Trading assets                                            102,050          1,993          3.94%       19,740        797      8.14%
Investment securities (taxable)                           255,652          7,811          6.16%      265,811      8,802      6.68%
Investment securities (tax-exempt)                         70,215          1,520          4.37%       77,711      1,690      4.39%
Loans held for sale (taxable)                             269,961          9,798          7.32%      162,978      6,173      7.64%
Loans held for investment (taxable)                     1,695,509         61,996          7.37%    1,453,249     67,413      9.35%
Loans (tax-exempt)                                          5,046            157          6.27%        4,109        125      6.13%
                                                      -----------    -----------    ----------   -----------   --------   -------
  Total Interest Earning Assets                         2,436,316         83,673          6.93%    2,049,855     86,805      8.54%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                    97,022                                     82,998
Premises and equipment, net                                54,574                                     51,768
Other assets                                              202,922                                    136,206
Allowance for credit losses                               (24,014)                                   (18,864)
                                                      -----------                                -----------
  Total Noninterest Earning Assets                        330,504                                    252,108
                                                      -----------                                -----------

  TOTAL ASSETS                                        $ 2,766,820                                $ 2,301,963
                                                      ===========                                ===========
INTEREST BEARING LIABILITIES:
Demand and savings deposits                               878,743    $     4,712          1.08%  $   731,972   $  9,595      2.64%
Certificates and other time deposits                      580,393          8,544          2.97%      541,474     14,482      5.39%
Other borrowed funds                                      186,275          1,721          1.86%      168,441      4,036      4.83%
Notes payable                                              20,879            400          3.86%        1,600         66      8.32%
                                                      -----------    -----------    ----------   -----------   --------   -------
  Total Interest Bearing Liabilities                    1,666,290         15,377          1.86%    1,443,487     28,179      3.94%

NONINTEREST BEARING LIABILITIES:
   Demand deposits                                        780,822                                    617,459
   Other liabilities                                       35,002                                     20,003
                                                      -----------                                -----------
    Total Noninterest Bearing Liabilities                 815,824                                    637,462

Trust preferred securities                                 57,500                                     44,793
Shareholders' equity                                      227,206                                    176,221
                                                      -----------                                -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 2,766,820                                $ 2,301,963
                                                      ===========                                ===========
NET INTEREST INCOME & MARGIN                                         $    68,296          5.65%                $ 58,626      5.77%
                                                                     ===========    ==========                 ========   =======
NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)                        $    69,121          5.72%                $ 59,413      5.84%
                                                                     ===========    ==========                 ========   =======

PROVISION FOR CREDIT LOSSES - The provision for credit losses for the six months ended June 30, 2002 was $5.7 million, as compared to $5.5 million for the same period in 2001, an increase of $239 thousand or 4.4%. This increase in the provision for credit losses is to support the loan growth for the six months ended 2002. After net charge-offs of $4.4 million, the Company's allowance for credit losses increased by $1.3 million from $22.9 million on December 31, 2001, to $24.2 million on June 30, 2002. Please refer to the subsequent discussion of Allowance for Credit Losses for additional insight to management's approach and methodology in estimating the allowance for credit losses.

NONINTEREST INCOME - Total non-interest income for the six months ended June 30, 2002 was $39.2 million, as compared to $32.2 million for the same period in 2001, an increase of $7.0 million or 21.6%.

Noninterest income for the six months ended June 30, 2002 and 2001, respectively, is summarized as follows:

                                                      2002                                     2001
                                  ------------------------------------------   ---------------------------------------
                                   COMMERCIAL       MORTGAGE                   COMMERCIAL      MORTGAGE
                                    BANKING         BANKING       COMBINED       BANKING        BANKING      COMBINED
                                  ------------    ------------   -----------   -----------   ------------   ----------
Customer service fees             $      8,252    $          -   $     8,252   $     6,686   $         -    $    6,686
Gain on sale of mortgage loans               -          11,670        11,670             -         11,475       11,475
Mortgage origination income                  -           9,006         9,006             -          6,098        6,098
Other                                    5,872           4,384        10,256         4,250          3,704        7,954
                                  ------------    ------------   -----------   -----------   ------------   ----------
                                  $     14,124    $     25,060   $    39,184   $    10,936   $     21,277   $   32,213
                                  ============    ============   ===========   ===========   ============   ==========

COMMERCIAL BANKING SEGMENT - Noninterest income from commercial banking for the six-month period ended June 30, 2002 was $14.1 million, as compared to $10.9 million for the same period in 2001, an increase of $3.2 million or 29.2%. Customer service fees increased $1.6 million as a result of the acquisitions of Community and CaminoReal and the growth in deposit transaction accounts. Other noninterest income increased $227 thousand from gain on the sale of trading assets. The trading department was established in the second quarter of 2001. In 2002, the Bank began selling the guaranteed portion of SBA loans. A premium of $186 thousand was recognized during the first six months of 2002 from the Company's sale of the guaranteed portion of SBA loans. Additionally, the Company sold the charter for Community Bank to Sabine State Bank & Trust Company in June 2002 for $150 thousand.

MORTGAGE BANKING SEGMENT - Noninterest income from the mortgage banking segment increased 17.8% from $21.3 million for the six month period ended June 30, 2001 to $25.1 million for the same period in 2002. The income from the mortgage banking segment typically consists of origination fees and gains on sale of mortgage loans. Since June 2001, twenty-three new locations have been opened with fourteen of the new locations in California. During the first six months of 2002, SCMC had $1.5 billion in loan fundings as compared to $1.2 billion for the same period in 2001. Additionally, SCMC has a loan servicing portfolio of $1.2 billion as of June 30, 2002. Loan servicing fees totaled $1.5 million for the first six months of 2002.

NONINTEREST EXPENSE - Noninterest expense increased $12.0 million or 18.9%, to $75.4 million for the six-months ended June 30, 2002 as compared to $63.4 million for the same period in 2001.

Noninterest expense for the six months ended June 30, 2002 and 2001, respectively, is summarized as follows:

                                                                  2002                                     2001
                                                 ------------------------------------     -------------------------------------
                                                 COMMERCIAL     MORTGAGE                  COMMERCIAL     MORTGAGE
                                                  BANKING       BANKING      COMBINED      BANKING        BANKING     COMBINED
                                                 ----------     --------     --------     ----------     --------     ---------
Salaries and employee benefits                   $   30,538     $ 11,775     $ 42,313     $   26,261     $ 10,185     $ 36,446
Occupancy expense                                     7,512        3,460       10,972          6,461        1,981        8,442
Net loss and  carrying costs of
 real estate acquired by foreclosure                     71            -           71             97            -           97
FDIC assessment                                         189            -          189            210            -          210
Technology                                            2,432          121        2,553          2,484          188        2,672
Postage and delivery charges                          1,119          407        1,526            904          267        1,171
Supplies                                                648          579        1,227            694          208          902
Professional fees                                     1,864          182        2,046          1,243           82        1,325
Minority interest expense                             2,655          581        3,236          2,061          858        2,919
Conversion costs related to acquisitions                  -            -            -          1,030            -        1,030
Other                                                 7,260        4,034       11,294          6,502        1,697        8,199
                                                 ----------     --------     --------     ----------     --------     ---------
                                                 $   54,288     $ 21,139     $ 75,427     $   47,947     $ 15,466     $ 63,413
                                                 ==========     ========     ========     ==========     ========     =========

COMMERCIAL BANKING SEGMENT - Noninterest expenses related to commercial banking for the six month period ended June 30, 2002 were $54.3 million, as compared to $47.9 million for the same period in 2001, an increase of $6.3 million or 13.2%. Salaries and employee benefits from commercial banking for the six-month period ended June 30, 2002 were $30.5 million, as compared to $26.3 million for the same period in 2001, an increase of $4.3 million or 16.3%. Increased salaries and employee benefits related to the acquisitions of Community and CaminoReal for the first six months of 2002 were $2.1 million. Additionally, the Company established a sales and trading department during the second quarter of 2001.

Occupancy expenses from commercial banking for the six-month period ended June 30, 2002 were $7.5 million, as compared to $6.5 million for the same period in 2001, an increase of $1.1 million or 16.3%. Increased expenses related to the acquisitions of Community and CaminoReal for the first six months of 2002 were $806 thousand.

Professional fees relating to commercial banking for the six-month period ended June 30, 2002 were $1.9 million, as compared to $1.2 million for the same period in 2001, an increase of $621 thousand or 50.0%. Computer software consulting fees related to the trustee deposits held by the Bank was $412 thousand in 2002. Also the Company incurred expenses of $109 thousand in the second quarter of 2002 related to its 401(k) plan conversion.

Conversion costs related to the acquisition of CaminoReal in March 2001 totaled $1.0 million. The costs include retention and severance expenses as well as data processing costs related to the conversion of CaminoReal's systems.

Minority interest expense increased $594 thousand or 28.8% from the six months ended June 30, 2001 as compared to the same period in 2002. The increase is related to the interest due on the additional trust preferred securities issued in March 2001. Please refer to the subsequent discussion of Trust Preferred Securities for additional details of the issuance.

Other expenses from commercial banking for the six-month period ended June 30, 2002 were $7.3 million, as compared to $6.5 million for the same period in 2001, an increase of $758 thousand or 11.7%. The increase in other expenses related to the CaminoReal and Community acquisitions was $456 thousand which includes amortization of the core deposit intangible of $191 thousand.

MORTGAGE BANKING SEGMENT - Noninterest expenses related to mortgage banking for the six-month period ended June 30, 2002 were $21.1 million, as compared to $15.5 million for the same period in 2001, an increase of $5.7 million or 36.7%. The increase in expenses is due to variable expenses related to the increase in loan fundings and the opening of twenty-three new locations since June 2001. Employees increased from 519 at June 30, 2001 to 975 at June 30, 2002. Additionally, the amortization of mortgage servicing rights increased $1.7 million from June 30, 2001 to June 30, 2002. Mortgage servicing rights were $8.1 million at June 30, 2001 as compared $21.1 million at June 30, 2002, an increase of 160.1%.

Provision for Income Taxes - The provision for income taxes as a percent of net income before taxes decreased from 33.8% for the six-month period ended June 30, 2001 to 32.9% for the same period in 2002. This decrease is primarily due to the elimination of goodwill amortization.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO SAME PERIOD IN 2001

NET INCOME - Net income for the three-month period ended June 30, 2002 was $9.4 million as compared to $7.9 million for the same period in 2001, an increase of approximately $1.5 million or 19.0%. This increase is primarily attributable to continued loan and deposit growth as well as the acquisition of Community in December 2001.

NET INTEREST INCOME - Net interest income for the three-month period ended June 30, 2002, was $35.3 million, as compared to $31.4 million for the same period in 2001, an increase of $3.8 million or 12.2%. The increase in net interest income is primarily due to the growth in average earning assets of $277.1 million or 12.5% from the period ended June 30, 2001 to June 30, 2002. The growth in average earning assets related to the acquisition of Community was 5.5%. While average earning assets for the period ended June 30, 2002 increased over a year ago, the yield decreased 138 basis points from 8.28% for the three-month period ended June 30, 2001, to 6.90% for the same period in 2002. During 2001, the Federal Reserve Bank decreased the discount rate 475 basis points. Consequently, the Bank's yields decreased in 2001 and 2002 as a result of the Bank lowering its prime rate in relation to the Federal Reserve decreases. As of June 30, 2002, average interest bearing liabilities were $1.7 billion, an increase of $132.9 million or 8.5% from June 30, 2001. Average interest bearing deposits at June 30, 2002 were $1.5 billion, an increase of 7.1% from June 30, 2001. The increase in average interest bearing deposits related to the acquisition of Community was 5.6%. The cost of interest bearing liabilities decreased 186 basis points from 3.65% for the three months ended June 30, 2001 to 1.79% during the same period in 2002. The decrease in the cost of interest bearing liabilities is primarily the result of the decrease in the Federal Reserve Bank's discount rate in 2001. The Company's 5.75% tax equivalent net interest margin for the three months ended June 30, 2002 decreased from the 5.77% tax equivalent net interest margin recorded during the same period in 2001.

The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2002 and 2001, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                           THREE MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)

                                                                      2002                                   2001
                                                       ----------------------------------     -----------------------------------
YIELD ANALYSIS                                           AVERAGE                  AVERAGE       AVERAGE                   AVERAGE
                                                         BALANCE       INTEREST    YIELD        BALANCE       INTEREST     YIELD
                                                       -----------     --------   -------     -----------     --------    -------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial institutions    $     2,276     $     30      5.29%    $     1,460     $     25       6.87%
Federal funds sold                                          26,459          116      1.76%         25,723          217       3.38%
Securites purchased under agreements to resell                 762            8      4.21%         43,778          565       5.18%
Trading assets                                             100,851          943      3.75%         39,263          797       8.14%
Investment securities (taxable)                            251,283        3,835      6.12%        302,374        5,045       6.69%
Investment securities (tax-exempt)                          67,824          739      4.37%         76,842          837       4.37%
Loans held for sale (taxable)                              311,533        5,722      7.37%        180,566        3,405       7.56%
Loans held for investment (taxable)                      1,721,485       31,335      7.30%      1,535,663       34,662       9.05%
Loans (tax-exempt)                                           4,994           80      6.43%          4,689           65       5.56%
                                                       -----------     --------   -------     -----------     --------    -------
  Total Interest Earning Assets                          2,487,467       42,808      6.90%      2,210,358       45,618       8.28%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                     94,437                                 88,127
Premises and equipment, net                                 55,046                                 54,811
Other assets                                               208,437                                157,073
Allowance for credit losses                                (24,267)                               (20,335)
                                                       -----------                            -----------
  Total Noninterest Earning Assets                         333,653                                279,676
                                                       -----------                            -----------

  Total Assets                                         $ 2,821,120                            $ 2,490,034
                                                       ===========                            ===========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                                884,354     $  2,332      1.06%    $   788,577     $  4,812       2.45%
Certificates and other time deposits                       577,033        4,032      2.80%        576,542        7,309       5.08%
Other borrowed funds                                       210,922          995      1.89%        193,569        2,047       4.24%
Notes payable                                               20,879          197      3.78%          1,600           33       8.27%
                                                       -----------     --------   -------     -----------     --------    -------
  Total Interest Bearing Liabilities                     1,693,188        7,556      1.79%      1,560,288       14,201       3.65%

NONINTEREST BEARING LIABILITIES:
    Demand deposits                                        804,519                                667,495
    Other liabilities                                       34,915                                 23,118
                                                       -----------                            -----------
      Total Noninterest Bearing Liabilities                839,434                                690,613

Trust preferred securities                                  57,500                                 57,500
Shareholders' equity                                       230,998                                181,633
                                                       -----------                            -----------

  Total Liabilities and Shareholders' Equity           $ 2,821,120                            $ 2,490,034
                                                       ===========                            ===========

Net Interest Income & Margin                                           $ 35,252      5.68%                    $ 31,417       5.70%
                                                                       ========   =======                     ========    =======

Net Interest Income & Margin (tax equivalent)                          $ 35,657      5.75%                    $ 31,815       5.77%
                                                                       ========   =======                     ========    =======

PROVISION FOR CREDIT LOSSES - The provision for credit losses for the second quarters of 2002 and 2001 was $3.1 million. After net charge-offs of $2.7 million, the Company's allowance for credit losses increased by $419 thousand from $23.8 million on March 31, 2002, to $24.2 million on June 30, 2002. Please refer to the subsequent discussion of Allowance for Credit Losses for additional insight to management's approach and methodology in estimating the allowance for credit losses.

NONINTEREST INCOME - Total non-interest income for the quarter ended June 30, 2002 was $23.0 million, as compared to $19.4 million for the same period in 2001, an increase of $3.6 million or 18.6%.

Noninterest income for the three months ended June 30, 2002 and 2001, respectively, is summarized as follows:

                                                                  2002                                      2001
                                                  ------------------------------------     ------------------------------------
                                                  COMMERCIAL     MORTGAGE                  COMMERCIAL     MORTGAGE
                                                   BANKING        BANKING     COMBINED      BANKING        BANKING     COMBINED
                                                  ------------------------------------     ------------------------------------
Customer service fees                             $    4,150     $      -     $  4,150     $    3,889     $      -     $  3,889
Gain on sale of mortgage loans                             -        7,541        7,541              -        7,191        7,191
Mortgage origination income                                -        5,613        5,613              -        3,771        3,771
Other                                                  3,214        2,476        5,690          2,107        2,434        4,541
                                                  ----------     --------     --------     ----------     --------     --------
                                                  $    7,364     $ 15,630     $ 22,994     $    5,996     $ 13,396     $ 19,392
                                                  ==========     ========     ========     ==========     ========     ========

COMMERCIAL BANKING SEGMENT - Noninterest income from commercial banking for the three-month period ended June 30, 2002 was $7.4 million, as compared to $6.0 million for the same period in 2001, an increase of $1.4 million or 22.8%. Other noninterest income increased 52.5% from $2.1 million for the three months ended June 30, 2001 to $3.2 million for the same period in 2002. Included in the increase is a $105 thousand increase from gains on the sale of trading assets. The trading department was established in the second quarter of 2001. In 2002, the Bank began selling the guaranteed portion of SBA loans. A premium of $186 thousand was recognized in the second quarter of 2002 from the Company's sale of the guaranteed portion of SBA loans. Also the Bank had an increase of $241 thousand due to growth in the debit card and brokerage operations. Additionally, the Company sold the charter for Community Bank to Sabine State Bank & Trust Company in June 2002 for $150 thousand.

MORTGAGE BANKING SEGMENT - Noninterest income from the mortgage banking segment increased 16.7% from $13.4 million for the second quarter of 2001 to $15.6 million for the same period in 2002. The income from the mortgage banking segment typically consists of origination fees and gains on sale of mortgage loans. Since June 2001, twenty-three new locations have been opened with fourteen of the new locations in California. During the second quarter of 2002, SCMC had $852.0 million in loan fundings as compared to $670.8 million for the same period in 2001.

NONINTEREST EXPENSE - Noninterest expense increased $5.7 million or 16.1%, to $41.1 million for the three month period ending June 30, 2002 as compared to $35.4 million for the same period in 2001.

Noninterest expense for the three months ended June 30, 2002 and 2001, respectively, is summarized as follows:

                                                                  2002                                      2001
                                                  ------------------------------------     ------------------------------------
                                                  COMMERCIAL     MORTGAGE                  COMMERCIAL     MORTGAGE
                                                   BANKING       BANKING      COMBINED       BANKING       BANKING     COMBINED
                                                  ------------------------------------     ------------------------------------
Salaries and employee benefits                    $   15,562     $  7,682     $ 23,244     $   13,943     $  6,697     $ 20,640
Occupancy expense                                      3,835        1,955        5,790          3,604        1,105        4,709
Net loss and  carrying costs of
 real estate acquired by foreclosure                       5            -            5             82            -           82
FDIC assessment                                          137            -          137            114            -          114
Technology                                             1,275           64        1,339          1,414           77        1,491
Postage and delivery charges                             556          240          796            506          157          663
Supplies                                                 291          397          688            390          105          495
Professional fees                                      1,250           87        1,337            620           38          658
Minority interest expense                              1,325          366        1,691          1,313          527        1,840
Other                                                  3,663        2,380        6,043          3,695          974        4,669
                                                  ----------     --------     --------     ----------     --------     --------
                                                  $   27,899     $ 13,171     $ 41,070     $   25,681     $  9,680     $ 35,361
                                                  ==========     ========     ========     ==========     ========     ========

COMMERCIAL BANKING SEGMENT - Noninterest expenses related to commercial banking for the second quarter of 2002 were $27.9 million, as compared to $25.7 million for the same period in 2001, an increase of $2.2 million or 8.6%. Salaries and employee benefits from commercial banking for the three-month period ended June 30, 2002 were $15.6 million, as compared to $13.9 million for the same period in 2001, an increase of $1.6 million or 11.6%. Increased salaries and employee benefits expenses related to the acquisition of Community in December 2001 were $460 thousand. Additionally, the Company established a sales and trading department during the second quarter of 2001.

Professional fees from commercial banking for the three-month period ended June 30, 2002 were $1.3 million, as compared to $620 thousand for the same period in 2001, an increase of $630 thousand or 101.6%. Computer software consulting related to the trustee deposits held by the Bank was $412 thousand in the second quarter of 2002. Also the Company incurred expenses of $109 thousand in the second quarter of 2002 related to its 401(k) plan conversion.

MORTGAGE BANKING SEGMENT - Noninterest expenses related to mortgage banking for the three-month period ended June 30, 2002 were $13.2 million, as compared to $9.7 million for the same period in 2001, an increase of $3.5 million or 36.1%. The increase in expenses is due to variable expenses related to the increase in loan fundings and the opening of twenty-three new locations since June 2001. Employees increased from 519 at June 30, 2001 to 975 at June 30, 2002. Additionally, the amortization of mortgage servicing rights increased $915 thousand from the three months ended June 30, 2001 to the same period in 2002. Mortgage servicing rights were $8.1 million at June 30, 2001 as compared $21.1 million at June 30, 2002, an increase of 160.1%.

PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes decreased from 36.1% for the second quarter of 2001 to 33.4% for the same period in 2002. This decrease is primarily due to the elimination of goodwill amortization.

FINANCIAL CONDITION

TOTAL ASSETS - The total consolidated assets of the Company increased $180.3 million from $2.78 billion at December 31, 2001 to $2.96 billion at June 30, 2002.

CASH AND CASH EQUIVALENTS - The Company had cash and cash equivalents of $123.2 million at June 30, 2002. Comparatively, the Company had $148.3 million in cash and cash equivalents on December 31, 2001, a decrease of $25.1 million.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL - As of June 30, 2002, securities purchased under agreements to resell totaled $2.8 million as compared to $12.3 million as of December 31, 2001. The securities purchased are SBA or USDA guaranteed loan certificates. These repurchase agreements generally have a term of nine months or less.

TRADING ASSETS - Trading assets as of June 30, 2002 were $102.3 million. During the second quarter of 2001, the Company began trading government guaranteed loans and pools. These assets are held up to 120 days. In addition, a portion of the loans are being retained as originator fees which are a by-product of the pool formation process. The trading assets are carried at fair market value. The realized and unrealized gains and losses are included in income.

SECURITIES - The Company's securities portfolio as of June 30, 2002, totaled $319.1 million, as compared to $342.9 million on December 31, 2001, a decrease of $23.8 million or 6.9%. On June 30, 2002, the unrealized gain on the available for sale securities was $7.1 million.

LOANS HELD FOR SALE - Total loans held for sale increased from $261.5 million at December 31, 2001 to $434.6 million at June 30, 2002, an increase of $173.1 million, or 66.2%. These loans represent loans funded by the Bank through a mortgage warehouse line to SCMC.

LOANS HELD FOR INVESTMENT - As of June 30, 2002, loans held for investment were $1.76 billion which was a $92.8 million, or 5.6%, increase from the balance of $1.67 billion on December 31, 2001. At June 30, 2002, loans held for investment as a percentage of assets and deposits were 59.5% and 75.8%, respectively.

The following table summarizes the Company's held for investment loan portfolio by type of loan as of June 30, 2002 (in thousands):

                                                                                 PERCENT OF
                                                                 AMOUNT             TOTAL
                                                            ----------------    ------------
              Commercial, financial and industrial               $   541,107           24.66%
              Real estate - commercial                               583,284           26.58%
              Real estate - residential mortgage                     159,480            7.27%
              Real estate - construction                             319,093           14.54%
              Foreign commercial and industrial                        5,789            0.26%
              Consumer and other                                     150,895            6.88%
              Unearned discounts                                         (22)           0.00%
                                                            ----------------    ------------
                   Total loans  held for investment                1,759,626           80.19%
                   Loans held for sale                               434,634           19.81%
                                                            ----------------    ------------
                   Total loans                                   $ 2,194,260          100.00%
                                                            ================    ============

ALLOWANCE FOR CREDIT LOSSES - The following is a summary of the changes in the allowance for credit losses for the six months ended June 30, 2002 and June 30, 2001, respectively, (in thousands):

                                                                       2002                  2001
                                                                   -----------          ------------
      Allowance for credit losses, January 1,                      $    22,927          $     16,862
      Charge-offs                                                       (5,372)               (4,709)
      Recoveries                                                           951                   773
      Acquisition of CaminoReal Bancshares, Inc.                             -                 1,895
      Provision for credit losses                                        5,711                 5,472
                                                                   -----------          ------------
      Allowance for credit losses, June 30,                        $    24,217          $     20,293
                                                                   ===========          ============
      Net charge-offs as a percentage of average
       loans (annualized)                                                 0.45%                 0.49%
                                                                   ===========          ============
      Provision for credit losses as a percentage of
       average loans (annualized)                                         0.58%                 0.68%
                                                                   ===========          ============

The following is a summary of the relationship of the allowance for credit losses to loans held for investment at June 30, 2002, and December 31, 2001 (in thousands):

                                                                     JUNE 30,           DECEMBER 31,
                                                                      2002                  2001
                                                                   -----------          ------------
      Loans held for investment at period-end                      $ 1,759,626          $  1,666,788
      Allowance for credit losses                                  $    24,217          $     22,927
      Allowance as a percent of period-end loans held
       for investment                                                     1.38%                 1.38%

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

RISK ELEMENTS - Nonperforming, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Sixteen properties make up the $2.4 million of other real estate owned ("ORE") at June 30, 2002. All properties are carried at the lower of cost or fair market value.

The Company defines potential problem loans as those loans for which information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as "substandard", "doubtful", or "loss". As of June 30, 2002, the Company has no material foreign loans outstanding or loan concentrations. The following table summarizes total nonperforming assets and potential problem loans at December 31, 2001 and at June 30, 2002:

                                                           JUNE 30,    DECEMBER 31,
                                                             2002          2001
                                                           --------    ------------
                                                                 (IN THOUSANDS)
      Nonaccrual loans                                     $ 14,936    $     14,179
      Restructured loans                                          -              16
                                                           --------    ------------
          Total nonperforming loans                          14,936          14,195
      Other real estate ("ORE") and other
       foreclosed assets                                      2,456           1,964
                                                           --------    ------------
          Total nonperforming assets                       $ 17,392    $     16,159
                                                           ========    ============

      Total nonperforming assets as a % of loans,
       ORE and other foreclosed assets                         0.79%           0.84%

      Allowance for credit losses as a percentage of
       nonperforming assets                                  139.24%         141.88%

      Accruing loans past due 90 days or more                 1,062           1,360

      Potential problem loans, other than those shown
          above as nonperforming                           $ 51,326    $     51,456

PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation, as of June 30, 2002, was $55.4 million, as compared to $54.2 million as of December 31, 2001, an increase of $1.2 million.

DEPOSITS - Total deposits as of June 30, 2002, were $2.32 billion, as compared to $2.27 billion on December 31, 2001, an increase of $53.6 million. Non-interest bearing demand deposits at June 30, 2002, were $877.1 million, as compared to $797.9 million at December 31, 2001, an increase of $79 million. The percentage of noninterest bearing deposits to total deposits as of June 30, 2002 was 37.8%.

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

CAPITAL RESOURCES AND LIQUIDITY

SHAREHOLDERS' EQUITY - At June 30, 2002, the shareholders' equity totaled $233.8 million, as compared to $217.4 million at December 31, 2001. The Company's risk-based capital ratios remain above the levels designated by regulatory agencies for the Company to be considered as "well capitalized" on June 30, 2002, with Tier-I capital, total risk-based capital, and leverage capital ratios of 9.10%, 10.05%, and 8.40%, respectively.

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

In accordance with the provisions of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, J. Downey Bridgwater, President and Chief Executive Officer, and Eugene S. Putnam, Jr., Chief Financial Officer, respectively, of the Company have each executed a certificate, copies of which are attached as Exhibits 99.1 and 99.2 to this Quarterly Report on Form 10-Q of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on April 29, 2002, to consider and vote on the following proposals:

Proposal 1:   The Election of Directors

The following individuals were nominated and elected as Class I directors to hold office until the 2005 annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified.

                                               For               Withheld

              George Beatty, Jr.            36,685,485           241,872
              Anat Bird                     36,812,142           115,215
              Paul Michael Mann, M.D.       36,813,889           113,468
              Thomas A. Reiser              36,774,397           152,960
              Gregory A. Stirman            36,839,446            87,911
              Howard T. Tellepsen, Jr.      36,865,819            61,538

Christian A. Rasch was nominated and elected as a Class II directors to hold office until the 2003 annual meeting of the stockholders of the Company or until his successor has been duly elected and qualified.

                                           For               Withheld
              Christian A. Rasch        36,848,246            79,111

The following directors continued in office after the annual meeting:
              J. Downey Bridgwater                   James J. Kearney
              John H. Buck                           George Martinez
              James D. Callaway                      David B. Moulton
              James M. Clepper                       G. Edward Powell
              Bruce J. Harper                        Steven F. Retzloff
              David L. Hatcher                       Ramundo Riojas E.
              Glenn H. Johnson

Proposal 2: Approval of an amendment to the Company's Articles of Incorporation (as amended and restated) to increase the number of authorized shares of the Company's common stock , $1.00 par value per share, from 50,000,000 to 100,000,000.

     For          35,213,706     Against    1,600,056       Abstain    113,594
                 ------------             -------------              -----------

Proposal 3: Ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants for its fiscal year ending December 31, 2002.

     For          36,518,190      Against     396,294        Abstain    12,872
                 --------------            -------------              ---------

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
                  *2.1  -- Agreement and Plan of Merger Among Sterling
                           Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002
                  *2.2  -- Purchase and Assumption Agreement dated July 12,
                           2002 between Sterling Bank and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002.
                   3.1  -- Restated and Amended Articles of Incorporation of
                           Sterling Bancshares, Inc. (filed as Exhibit 3.1 to Registration Statement on Form S-3 (File Nos. 333-55724, 333-55724-01 and 333-55724-02) and
                           incorporated herein by reference).
                  *3.2  -- Articles of Amendment to the Restated and Amended
                           Articles of Incorporation of Sterling Bancshares,
                           Inc.
                  *3.3  -- Amended and Restated Bylaws of Sterling
                           Bancshares, Inc.
                   11   -- Statement Regarding Computation of Earnings Per
                           Share (included as Note (2) to Interim Consolidated Financial Statements on page 5 of this Quarterly Report on Form 10-Q).
                  *99.1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  *99.2 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  --------
                  *As filed herewith.

(b)      Reports on Form 8-K:

                  (1) Current Report on Form 8-K filed April 18, 2002 announcing the release of Sterling Bancshares' preliminary earnings report for the three months ended March 31, 2002.

                  (2) Current Report on Form 8-K filed May 22, 2002 announcing the execution of an Agreement and Plan of Merger by ENB Bancshares, Inc. and Sterling Bancshares Inc. providing for the merger of ENB Bancshares, Inc. with Sterling Bancshares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STERLING BANCSHARES, INC.
                                        (Registrant)

Date:   August 13, 2002            By: /s/ J. Downey Bridgwater
                                       ----------------------------------
                                       J. Downey Bridgwater
                                       President and
                                       Chief Executive Officer

Date:   August 13, 2002            By: /s/ Eugene S. Putnam, Jr.
                                       ----------------------------------
                                       Eugene S. Putnam, Jr.
                                       Executive Vice President
                                       and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------

*2.1 Agreement and Plan of Merger dated as of May 22, 2002, by and between Sterling Bancshares, Inc. and ENB Bankshares, Inc.

*2.2 Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002.
 3.1 Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc. (filed as Exhibit 3.1 to Registration Statement on Form S-3 (File Nos. 333-55724, 333-55724-01 and 333-55724-02) and incorporated herein by reference).

*3.2 Articles of Amendment to the Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc.

*3.3      Amended and Restated Bylaws of Sterling Bancshares, Inc.

 11 Statement Regarding Computation of Earnings Per Share (included as Note (2) to Interim Consolidated Financial Statements on page 6 of this Current Report on Form 10-Q).

*99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
*As filed herewith.