Form 10-Q
period 2002-09-30
STERLING BANCSHARES INC
filed 2002-11-13
CIK 891098

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   -----------

                                    FORM 10-Q

                                  ------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 2002

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

                     Yes   X               No
                         ------               ------

As of September 30, 2002, there were outstanding 43,930,632 shares of common stock, par value $1.00 per share, of the registrant.

===============================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               September 30,           December 31,
                                                                                   2002                    2001
                                                                               --------------        ----------------
                                                                                            (Unaudited)
ASSETS
Cash and cash equivalents                                                      $   117,073              $   124,917
Interest-bearing deposits in financial institutions                                  1,669                    2,114
Securities purchased with an agreement to resell                                     1,890                   12,313
Trading assets                                                                     130,688                  118,511
Available-for-sale securities, at fair value                                       243,222                  264,491
Held-to-maturity securities, at amortized cost                                      64,400                   78,408
Loans held for sale                                                                727,227                  261,505

Loans held for investment                                                        1,881,603                1,648,847
Allowance for credit losses                                                        (26,128)                 (22,927)
                                                                               -----------              -----------
     Loans, net                                                                  1,855,475                1,625,920
Accrued interest receivable                                                         14,160                   11,493
Real estate acquired by foreclosure                                                  4,421                    1,837
Premises and equipment, net                                                         56,665                   53,702
Goodwill, net                                                                       61,168                   54,812
Core deposit intangible                                                              2,225                    2,036
Mortgage servicing rights                                                           19,384                   19,592
Other assets                                                                       115,570                  104,543
Assets related to discontinued operations                                           40,008                   41,896
                                                                               -----------              -----------
TOTAL ASSETS                                                                   $ 3,455,245              $ 2,778,090
                                                                               ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
     Noninterest-bearing                                                       $   965,153              $   787,661
     Interest-bearing                                                              874,734                  859,171
Certificates of deposit and other time deposits                                    753,947                  583,183
                                                                               -----------              -----------
     Total deposits                                                              2,593,834                2,230,015
Securities sold under agreements to repurchase and other borrowed funds            408,098                  180,298
Notes payable                                                                       21,471                   20,879
Accrued interest payable and other liabilities                                      40,101                   28,769
Liabilities related to discontinued operations                                      37,067                   39,028
                                                                               -----------              -----------
     Total liabilities                                                           3,100,571                2,498,989

COMPANY-OBLIGATED MANDITORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST                                108,750                   57,500

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                               4,894                    4,232

Shareholders' equity:
     Convertible preferred stock, $1 par value, 1 million shares authorized             59                       39
     Common stock, $1 par value, 100 million shares authorized                      43,931                   43,770
     Capital surplus                                                                44,414                   42,526
     Retained earnings                                                             148,073                  127,144
     Accumulated other comprehensive income--net unrealized gain on
         available-for-sale securities, net of tax                                   4,553                    3,890
                                                                               -----------              -----------
          Total shareholders' equity                                               241,030                  217,369
                                                                               -----------              -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 3,455,245              $ 2,778,090
                                                                               ===========              ===========


See Notes to Interim Consolidated Financial Statements which are an integral part of these Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                          Three Months                  Nine Months
                                                                       Ended September 30,          Ended September 30,
                                                                      ------------------------  -------------------------
                                                                         2002           2001        2002          2001
                                                                      ----------     ---------  -----------    ----------
                                                                                          (Unaudited)
Interest income:
    Loans, including fees                                              $ 40,606      $ 36,968      $111,825     $110,209
    Securities:
       Taxable                                                            3,230         4,196        10,594       12,924
       Tax-exempt                                                           697           814         2,217        2,504
    Federal funds sold and securities purchased under agreements
       to resell                                                             76         1,164           415        2,934
    Trading assets                                                        1,229         1,120         3,222        1,917
    Deposits in financial institutions                                       27            22            86           57
                                                                       --------      --------      --------     --------
         Total interest income                                           45,865        44,284       128,359      130,545

Interest expense:
    Demand and savings deposits                                           1,999         4,407         6,601       13,904
    Certificates and other time deposits                                  4,035         6,165        12,457       20,512
    Other borrowed funds                                                  1,651         1,794         3,372        5,830
    Note payable                                                            202            20           602           86
                                                                       --------      --------      --------     --------
         Total interest expense                                           7,887        12,386        23,032       40,332
                                                                       --------      --------      --------     --------
         Net interest income                                             37,978        31,898       105,327       90,213
            Provision for credit losses                                   3,439         3,120         9,150        8,592
                                                                       --------      --------      --------     --------
         Net interest income after
           provision for credit losses                                   34,539        28,778        96,177       81,621

Noninterest income:
    Customer service fees                                                 3,893         3,753        11,662       10,153
    Gain on sale of mortgage loans                                        9,320         6,489        20,990       17,964
    Mortgage origination income                                           8,802           526        17,808        6,624
    Other                                                                 5,365         3,089        15,525       11,024
                                                                       --------      --------      --------     --------
         Total noninterest income                                        27,380        13,857        65,985       45,765

Noninterest expense:
    Salaries and employee benefits                                       24,393        15,020        66,319       51,299
    Occupancy expense                                                     6,207         4,499        17,094       12,891
    Mortgage servicing rights amortization and impairment                 6,141           258         7,983          445
    Technology                                                            1,580         1,291         4,119        3,959
    Minority interest expense:
       Company-obligated mandatorily redeemable trust preferred
         securities of subsidiary trusts                                  1,462         1,329         4,117        3,390
       Sterling Capital Mortgage Company                                     81           617           662        1,475
    Conversion costs related to acquisitions                                973         1,194           973        2,224
    Other                                                                 8,690         6,575        23,073       18,238
                                                                       --------      --------      --------     --------
         Total noninterest expense                                       49,527        30,783       124,340       93,921
         Income from continuing operations before
            income taxes                                                 12,392        11,852        37,822       33,465
            Provision for income taxes                                    4,163         4,282        12,520       11,603
                                                                       --------      --------      --------     --------
         Income from continuing operations                             $  8,229      $  7,570      $ 25,302     $ 21,862
         Income from discontinued operations before
            income taxes                                                    433           437         1,345          778
            Provision for income taxes                                      144           134           448          238
                                                                       --------      --------      --------     --------
         Income from discontinued operations                           $    289      $    303      $    897     $    540
                                                                       --------      --------      --------     --------
         Net income                                                    $  8,518      $  7,873      $ 26,199     $ 22,402
                                                                       ========      ========      ========     ========

Earnings per share:
    Basic                                                              $   0.19      $   0.19      $   0.60     $   0.53
                                                                       ========      ========      ========     ========
    Diluted                                                            $   0.19      $   0.18      $   0.59     $   0.52
                                                                       ========      ========      ========     ========

Earnings per share from continuing operations:
    Basic                                                              $   0.19      $   0.18      $   0.58     $   0.52
                                                                       ========      ========      ========     ========
    Diluted                                                            $   0.18      $   0.18      $   0.57     $   0.51
                                                                       ========      ========      ========     ========



See Notes to Interim Consolidated Financial Statements which are an integral part of these Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Nine months ended September 30,
                                                                                               -------------------------------
                                                                                                   2002                2001
                                                                                               ------------         ----------
                                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  FROM CONTINUING OPERATIONS:
     Income from continuing operations                                                           $  25,302          $  21,862
     Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
          Amortization and accretion of premiums and discounts
            on securities, net                                                                         885                304
          Net gain on the sale of assets                                                              (100)              (157)
          Net gain on the sale of trading assets                                                      (618)                 -
          Provision for credit losses                                                                9,150              8,592
          Write-downs, less gains on sale, of real estate acquired by
            foreclosure and repossessed assets                                                         278                117
          Depreciation and amortization                                                              7,158              6,807
          Net increase in loans held for sale                                                     (465,722)           (38,720)
          Capitalized mortgage servicing rights                                                     (7,777)           (13,921)
          Amortization of mortgage servicing rights                                                  7,985                445
          Net (increase) decrease in accrued interest receivable and other assets                  (14,461)           (18,233)
          Net increase (decrease) in accrued interest payable and other liabilities                 11,761              4,524
                                                                                               ------------         ----------
            Net cash used in operating activities from continuing operations                      (426,159)           (28,380)

CASH FLOWS FROM INVESTING ACTIVITIES FROM
  CONTINUING OPERATIONS:
     Net (increase) decrease in securities purchased under agreements to resell                     10,423            (44,714)
     Proceeds from maturity and paydowns of held-to-maturity securities                             13,846             10,238
     Proceeds from the sale of available-for-sale securities                                         6,810             84,182
     Proceeds from maturity and paydowns of available-for-sale securities                           81,932             65,937
     Purchases of available-for-sale securities                                                    (65,892)          (102,479)
     Proceeds from the sale of trading assets                                                      363,379             23,400
     Purchases of trading assets                                                                  (382,076)           (84,923)
     Proceeds from principal paydowns of trading securities                                          6,420                  -
     Net increase in loans held for investment                                                    (177,301)           (75,500)
     Proceeds from sale of real estate acquired by foreclosure                                       1,083              1,053
     Net decrease (increase) in interest-bearing deposits in financial institutions                    445               (889)
     Purchase of CaminoReal Bancshares, Inc.                                                             -            (51,813)
     Cash and cash equivalents acquired with CaminoReal Bancshares, Inc.                                 -             21,009
     Purchase of Eagle National Bank                                                               (10,386)                 -
     Cash and cash equivalents acquired with Eagle National Bank                                     2,212                  -
     Proceeds from sale of premises and equipment                                                    2,831              6,415
     Purchase of premises and equipment                                                            (10,320)           (14,401)
                                                                                               ------------         ----------
            Net cash used in investing activities from continuing operations                      (156,594)          (162,485)


Continued

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                               Nine months ended
                                                                                                  September 30,
                                                                                           --------------------------
                                                                                              2002            2001
                                                                                           ---------        ---------
                                                                                                  (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES FROM
  CONTINUING OPERATIONS:
     Net increase in deposit accounts                                                       305,797          181,263
     Repayment of notes payable                                                                (561)               -
     Net (increase) decrease in repurchase agreements/funds purchased                       220,800          (32,010)
     Proceeds from issuance of common stock and preferred stock                               2,070            3,569
     Issuance of company-obligated mandatorily redeemable trust preferred securities         51,250           28,750
     Dividends paid                                                                          (5,271)          (4,354)
                                                                                           ---------        ---------
            Net cash provided by financing activities from continuing operations            574,085          177,218

Net cash provided by (used in) discontinued operations                                          824           (2,226)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (7,844)         (15,873)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                    124,917          122,112
                                                                                           ---------        ---------
     End of period                                                                         $117,073         $106,239
                                                                                           =========        =========

Supplemental information:
     Income taxes paid                                                                     $  9,300         $  7,127
                                                                                           =========        =========
     Interest paid                                                                         $ 24,097         $ 41,597
                                                                                           =========        =========
     Noncash investing and financing activities:
       Acquisitions of real estate through foreclosure of collateral                       $  3,945         $  1,156
                                                                                           =========        =========


See Notes to Interim Consolidated Financial Statements which are an integral part of these Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

1.   Basis of Presentation:

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 2001.

2.   Earnings Per Common Share

     Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):


                                            Three Months Ended September 30,                    Nine Months Ended September 30,
                                    -------------------------------------------------  ---------------------------------------------
                                            2002                      2001                    2002                      2001
                                    ------------------------ ------------------------  -----------------------  --------------------
                                      Amount    Per Share     Amount     Per Share      Amount    Per Share     Amount    Per Share
                                    ----------- ----------- -----------  -----------  ----------- ----------- ----------- ----------
Net income                             $ 8,518                 $ 7,873                  $ 26,199                $ 22,402
                                       =======                 =======                  ========                ========
Basic:
    Weighted average shares
      outstanding                       43,917      $ 0.19      42,263       $ 0.19       43,849      $ 0.60      42,052      $ 0.53
                                                    ======                   ======                   ======                  ======
Diluted:
    Add incremental shares for:
      Assumed exercise of
        outstanding options                857                     902                       838                     828
      Assumed conversion of
        preferred stock                     98                      59                        92                      62
                                       -------                 -------                  --------                --------
Total                                   44,872      $ 0.19      43,224       $ 0.18       44,779      $ 0.59      42,942      $ 0.52
                                       =======      ======     =======       ======     ========      ======    ========      ======

Income from continuing operations      $ 8,229                 $ 7,570                  $ 25,302                $ 21,862
                                       =======                 =======                  ========                ========
Basic:
    Weighted average shares
      outstanding                       43,917      $ 0.19      42,263       $ 0.18       43,849      $ 0.58      42,052      $ 0.52
                                                    ======                   ======                   ======                  ======
Diluted:
    Add incremental shares for:
      Assumed exercise of
        outstanding options                857                     902                       838                     828
      Assumed conversion of
        preferred stock                     98                      59                        92                      62
                                       -------                 -------                  --------                  ------
Total                                   44,872      $ 0.18      43,224       $ 0.18       44,779      $ 0.57      42,942      $ 0.51
                                       =======      ======     =======       ======     ========      ======    ========      ======

3.   Shareholders' Equity

     The following table displays the changes in shareholders' equity for the three-month and nine-month periods ended September 30, 2002 and 2001 (in thousands):

                                              Three Months Ended September 30,            Nine Months Ended September 30,
                                                   2002                2001                  2002                    2001
                                           -------------------  -------------------  ---------------------- --------------------
Equity, beginning of period                          $233,772            $ 182,272                $217,369               $ 166,825
  Comprehensive income:
     Net income                              $8,518              $7,873               $26,199                 $22,402
     Net change in net unrealized gains
        on AFS securities                       (54)              1,995                   663                   3,475
                                             ------              ------               -------                 -------
        Total comprehensive income                      8,464                9,868                  26,862                  25,877
  Issuance of common stock                                554                1,232                   1,828                   3,569
  Issuance of preferred stock                               -                    -                     242                       -
  Cash dividends paid                                  (1,760)              (1,455)                 (5,271)                 (4,354)
                                                     --------            ---------                --------               ---------
Equity, end of period                                $241,030            $ 191,917                $241,030               $ 191,917
                                                     ========            =========                ========               =========

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

     On July 12, 2002, the Company entered into an agreement to divest three banking offices in South Texas. Details of this proposed disposition are included in "Discontinued Operations." The financial information for these three banking offices is separately accounted for as discontinued operations.

     Summarized financial information by operating segment as of and for the nine-month periods ended September 30, (in thousands). The results of discontinued operations are presented in a separate category in the following table.

                                                                       2002
                                              ---------------------------------------------------------
                                                      Commercial Banking
                                              -----------------------------
                                                Continuing    Discontinued     Mortgage
                                                Operations     Operations      Banking         Total
                                              -------------  --------------  ------------  -------------
Net interest income                            $   105,327    $      1,403    $      -      $   106,730
Noninterest income                                  20,444             859        45,541         66,844
                                               -----------    ------------    ----------    -----------
  Total revenue                                    125,771           2,262        45,541        173,574
Provision for credit losses                          9,150             -             -            9,150
Noninterest expense                                 82,344             917        41,023        124,284
Conversion cost related to acquisition                 973             -             -              973
                                               -----------    ------------    ----------    -----------
Income before income taxes                          33,304           1,345         4,518         39,167
Provision for income taxes                          10,650             448         1,870         12,968
                                               -----------    ------------    ----------    -----------
  Net income                                   $    22,654    $        897    $    2,648    $    26,199
                                               ===========    ============    ==========    ===========

Total assets, September 30,                    $ 3,388,086    $     40,008    $   27,151    $ 3,455,245
                                               ===========    ============    ==========    ===========


                                                                            2001
                                              ---------------------------------------------------------
                                                      Commercial Banking
                                              -----------------------------
                                                Continuing    Discontinued     Mortgage
                                                Operations     Operations      Banking         Total
                                              -------------  --------------  ------------  -------------
Net interest income                            $    90,213    $        752    $      -      $    90,965
Noninterest income                                  16,593             619        29,172         46,384
                                               -----------    ------------    ----------    -----------
  Total revenue                                    106,806           1,371        29,172        137,349
Provision for credit losses                          8,592             -             -            8,592
Noninterest expense                                 72,521             593        19,176         92,290
Conversion cost related to acquisition               2,224             -             -            2,224
                                               -----------    ------------    ----------    -----------
Income before income taxes                          23,469             778         9,996         34,243
Provision for income taxes                           7,508             238         4,095         11,841
                                               -----------    ------------    ----------    -----------
  Net income                                   $    15,961    $        540    $    5,901    $    22,402
                                               ===========    ============    ==========    ===========

Total assets, September 30,                    $ 2,495,070    $     35,625    $    9,858    $ 2,540,553
                                               ===========    ============    ==========    ===========

     Intersegment interest was paid to Bank by SCMC in the amount of $17.5 million for the nine-month period ended September 30, 2002. Total loans of $610.1 million in the mortgage warehouse were eliminated in consolidation as of September 30, 2002.

5.   Discontinued Operations

     On July 12, 2002, the Company entered into an agreement to divest three offices in South Texas to an investor group headed by the current executive officers of the three locations. The three offices, Sterling's Carrizo Springs, Crystal City and Pearsall, have combined loans of $16 million and combined deposits of $37 million as of September 30, 2002. The proposed sale is subject to customary closing conditions, including receipt of all requisite regulatory approvals. Subject to the receipt of all requisite regulatory approvals, the Company anticipates closing the transaction during the first quarter of 2003. The business related to these three offices is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this document. The results of these three offices are presented as discontinued operations in a separate category on the income statement following results from continuing operations.


The assets and liabilities of the discontinued operations are stated separately as of September 30, 2002 and December 31, 2001 on the Consolidated Balance Sheet. The major asset and liability categories are as follows (in thousands):


   (unaudited)                                    September 30,  December 31,
                                                      2002           2001
                                                  -------------  ------------
  Cash equivalents                                  $23,733        $23,378
  Loans held for investment                          15,561         17,941
  Other assets                                          714            577
                                                  ---------      ---------
  Assets related to discontinued operations          40,008         41,896
                                                  =========      =========

  Demand deposits:
     Noninterest-bearing                            $10,797        $10,189
     Interest-bearing                                18,438         20,371
  Certificates of deposit and other time deposits     7,766          8,405
                                                  ---------      ---------
     Total deposits                                  37,001         38,965
  Other liabilities                                      66             63
                                                  ---------      ---------
  Liabilities related to discontinued operations    $37,067        $39,028
                                                  =========      =========

6.   Acquisitions and Significant Developments

     On September 26, 2002, Sterling Bancshares Capital Trust III ("Trust III"), a trust formed under the laws of the State of Delaware in February, 2001, issued $31,250,000 of 8.30% Trust Preferred Securities and invested the proceeds thereof in the 8.30% Junior Subordinated Deferrable Interest Debentures (the "8.30% Junior Subordinated Debentures") issued by the Company. The 8.30% Junior Subordinated Debentures will mature on September 26, 2032, which date may be shortened to a date not earlier than September 26, 2007 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The 8.30% Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the 8.30% Junior Subordinated Debentures by the Company. The 8.30% Junior Subordinated Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the 8.30% Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the 8.30% Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

     In August 2002, the Company formed Sterling Bancshares Statutory Trust One, a trust formed under the laws of the State of Connecticut ("Statutory Trust One"). On August 30, 2002, Statutory Trust One completed a private placement of $20,000,000 of Floating Rate Trust Preferred Securities to an institutional buyer. The proceeds from the sale were invested in the Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company. The Floating Rate Trust Preferred Securities and the Floating Rate Junior Subordinated Deferrable Interest Debentures have a floating rate equal to the three-month LIBOR plus 3.45%, which resets quarterly. For the first five years, there is a ceiling on the three-month LIBOR of 8.50% resulting in a ceiling on the floating rate of 11.95% during this period. As of September 30, 2002, the rate was 5.25%. The Floating Rate Junior Subordinated Debentures will mature on August 30, 2032, which date may be shortened to a date not earlier than August 30, 2007 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The Floating Rate Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the Floating Rate Junior Subordinated Deferrable Interest Debentures by the Company. The Floating Rate Junior Subordinated Deferrable Interest Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the Floating Rate Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the Floating Rate Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

On September 13, 2002, the Company acquired ENB Bankshares, Inc. of Dallas, for an aggregate cash purchase price of $10.4 million. ENB Bankshares, Inc. is the privately held bank holding company of Eagle National Bank ("Eagle National"), which operates one banking office in North Dallas. Additionally during September 2002, the Company completed the operational integration of Eagle National Bank and Sterling Bank. This acquisition was accounted for using the purchase method of accounting. Goodwill of $5.5 million was recorded in connection with this acquisition.

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

7.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires the application of the purchase method of accounting to all business combinations. The Company implemented SFAS 141 on July 1, 2001. SFAS 142 terminates the amortization of the goodwill presently on the Company's books. Such amortization, after-tax, was $567 thousand for nine months ended September 30, 2001 and $247 thousand for the three months ended September 30, 2001. Under SFAS 142, the Company is required to periodically assess its goodwill and other intangible assets for potential impairment, based on the fair value of the reporting unit at which the goodwill is recorded. The Company implemented SFAS 142 on January 1, 2002. Goodwill currently carried on the balance sheet was subject to an initial assessment for impairment. The Company has completed its initial assessment review and determined that there is no impairment of goodwill as of January 1, 2002. The adoption of this statement did not have a material impact on the Company's financial position of results of operations with the exception of no longer amortizing goodwill.

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

     In June 2002, FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force
     (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period which the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"). SFAS 147 provides guidance on the accounting for the acquisition of a financial institution, except transactions between two or more mutual enterprises. The Company's management does not believe that the implementation of this standard will have a material impact on the Company's consolidated financial statements.

8.   Intangible Assets

     Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment. The Company completed its initial assessment and determined that there was no impairment of goodwill as of January 1, 2002. The Company will review goodwill on an annual basis for impairment or as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2001 and the nine months ended September 30, 2002 are as follows (in thousands):


    (Unaudited)                                             Commercial Banking
                                 --------------------------------------------------------------------------
                                                                                              Discontinued   Mortgage
                                   Houston     San Antonio     South Texas       Dallas       Operations     Banking       Total
                                 ------------  --------------  --------------  -------------  -------------  -----------  ---------
Balance, January 1, 2001             $ 1,110        $      -         $     -        $     -        $     -      $ 4,842    $  5,952
    Amortization                        (185)           (583)           (167)             -            (38)        (279)     (1,252)
    Purchase price adjustment              -               -               -              -              -          217         217
    CaminoReal acquisition                 -          15,662           3,979              -          1,538            -      21,179
    Community acquisition             28,716               -               -              -              -            -      28,716
                                    --------        --------         -------        -------        -------      -------    --------
Balance, December 31, 2001            29,641          15,079           3,812              -          1,500        4,780      54,812
    Purchase price adjustment              -               -               -              -              -          838         838
    Eagle National acquisition             -               -               -          5,518              -            -       5,518
                                    --------        --------         -------        -------        -------      -------    --------
Balance, September 30, 2002         $ 29,641        $ 15,079         $ 3,812        $ 5,518        $ 1,500      $ 5,618    $ 61,168
                                    ========        ========         =======        =======        =======      =======    ========

     The Company adopted SFAS No. 142, in its entirety, effective January 1, 2002. The following presents the net income that would have been reported, exclusive of goodwill amortization.

     (Dollars in thousands)                           Three Months Ended         Nine Months Ended
     (unaudited)                                        September 30,              September 30,
                                                   -------------------------  ------------------------
                                                      2002         2001          2002         2001
                                                   -------------------------  ------------------------
     Reported net income                              $ 8,518       $ 7,873     $ 26,199     $ 22,402
     Add: Goodwill amortization, net of taxes               -           247            -          567
                                                      -------       -------     --------     --------
     Adjusted net income                              $ 8,518       $ 8,120     $ 26,199     $ 22,969
                                                      =======       =======     ========     ========

     Reported diluted earnings per share              $  0.19       $  0.18     $   0.59     $   0.52
     Add: Goodwill amortization, net of taxes               -          0.01            -         0.01
                                                      -------       -------     --------     --------
     Adjusted diluted earnings per share              $  0.19       $  0.19     $   0.59     $   0.53
                                                      =======       =======     ========     ========


     The changes in the carrying amounts of intangible assets other than goodwill for the year ended December 31, 2001 and nine months ended September 30, 2002 are as follows (in thousands):


                                                Core          Mortgage
       (Unaudited)                            Deposit         Servicing
                                             Intangible        Rights           Total
                                           --------------  ---------------  --------------
     Balance, January 1, 2001                    $     -         $    907        $    907
       Amortization                                    -           (1,154)         (1,154)
       Servicing rights originated                     -           19,839          19,839
       Community acquisition                       2,036                -           2,036
                                                 -------         --------        --------
     Balance, December 31, 2001                    2,036           19,592          21,628
       Amortization and impairment                  (297)          (7,508)         (7,805)
       Servicing rights originated                     -            7,300           7,300
       Eagle National acquisition                   486                -             486
                                                 -------         --------        --------
       Balance, September 30, 2002               $ 2,225         $ 19,384        $ 21,609
                                                 =======         ========        ========


9.   Subsequent Events

     On November 6, 2002, the Company announced the signing of an agreement to sell its Eagle Pass location to South Texas National Bank. The Eagle Pass office had $17 million in loans and $100 million in deposits as of September 30, 2002. The sale is subject to customary closing conditions, including receipt of all required regulatory approvals. Subject to the receipt of all required regulatory approvals, it is anticipated that the sale will be completed during the first quarter of 2003.

     With the proceeds received by the Company from the sale of its 8.30% Junior Subordinated Debentures to Trust III on September 26, 2002, the Company, on November 1, 2002, prepaid all $29,639,200 of 9.28% Junior Subordinated Deferrable Interest Debentures previously issued by the Company to Sterling Bancshares Capital Trust I ("Trust I"). Upon the prepayment, the 9.28% Trust Preferred Securities and the 9.28% Trust Common Securities issued by Trust I were mandatorily redeemed. In each case, the redemption was made at par, plus the accrued and unpaid distributions through November 1, 2002.

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

     CRITICAL ACCOUNTING POLICIES

     The Company's accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements in the 2001 Annual Report. The Company's most complex accounting policies require management's judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Please refer to the subsequent discussion of Allowance for Credit Losses for additional insight to management's approach and methodology in estimating the allowance for credit losses.

     SIGNIFICANT DEVELOPMENTS

     As previously disclosed, on September 26, 2002, Sterling Bancshares Capital Trust III ("Trust III") issued $31,250,000 of 8.30% Trust Preferred Securities and invested the proceeds thereof in the Company's 8.30% Junior Subordinated Debentures. With the net proceeds received from the Company's sale of the 8.30% Junior Subordinated Debentures, on November 1, 2002, the Company prepaid all $29,639,200 of the 9.28% Junior Subordinated Deferrable Interest Debentures previously issued by the Company to Sterling Bancshares Capital Trust I ("Trust I"). In connection with such prepayment, the 9.28% Trust Preferred Securities and the 9.28% Trust Common Securities previously issued by Trust I were redeemed.

     On September 13, 2002, the Company acquired ENB Bankshares, Inc. of Dallas, for an aggregate cash purchase price of $10.4 million. ENB Bankshares, Inc. is the privately held bank holding company of Eagle National Bank ("Eagle National"), which operates one banking office in North Dallas. Additionally during September 2002, the Company completed the operational integration of Eagle National Bank and Sterling Bank. This acquisition was accounted for using the purchase method of accounting. Goodwill of $5.5 million was recorded in connection with this acquisition.

     As previously disclosed, on August 30, 2002, Sterling Bancshares Statutory Trust One completed a private placement of $20,000,000 of Floating Rate Trust Preferred Securities to an institutional buyer. The proceeds from the sale were invested in the Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company. A portion of the net proceeds received by the Company were used to fund the acquisition of ENB Bankshares Inc.

     On July 12, 2002, the Company entered into a definitive agreement to sell three offices in south Texas to an investor group headed by the current executive officers of the three locations. The three offices, Carrizo Springs, Crystal City and Pearsall, have combined loans of $16 million and combined deposits of $37 million as of September 30, 2002. The proposed sale is subject to customary closing conditions, including receipt of all requisite regulatory approvals. Subject to the receipt of all requisite regulatory approvals, the Company anticipates closing the transaction during the first quarter of 2003.

     RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD IN 2001

     Net Income - Net income including discontinued operation for the nine-month period ended September 30, 2002 was $26.2 million as compared to $22.4 million for the same period in 2001, an increase of approximately $3.8 million or 16.9%. This increase is primarily attributable to continued loan and deposit growth as well as the acquisitions of CaminoReal and Community. Income from continuing operations for the nine-month period ended September 30, 2002 was $25.3 million as compared to $21.9 million for the same period in 2001, an increase of approximately $3.4 million or 15.7%.

Net Interest Income - Net interest income including discontinued operation for the nine-month period ended September 30, 2002 was $106.7 million, as compared to $91.0 million for the same period in 2001, an increase of $15.8 million or 17.3%. The increase is primarily due to the loan growth of 25.2% and decreasing interest rates in 2001. The growth in average loans related to the acquisitions of CaminoReal, Community and Eagle National was 6.0%. During 2001, the Federal Reserve Bank decreased the discount rate 475 basis points. Consequently, the Bank's yields decreased in 2001 and 2002 as a result of the Bank lowering its prime rate in relation to the Federal Reserve decreases. While average earning assets for the period ended September 30, 2002 increased 19.8% over a year ago, the yield decreased 146 basis points from 8.32% for the nine-month period ended September 30, 2001, to 6.86% for the same period in 2002. As of September 30, 2002, average interest bearing liabilities were $1.7 billion, an increase of $256.7 million or 17.3% from September 30, 2001. Average interest bearing deposits at September 30, 2002 were $1.5 billion, an increase of 12.8% from September 30, 2001. The increase in average interest bearing deposits related to the acquisition of CaminoReal and Community was 9.6%. The cost of interest bearing liabilities decreased 187 basis points from 3.67% for the first nine months of 2001 to 1.80% during the same period in 2002. The decrease in the cost of interest bearing liabilities is primarily the result of the decrease in the Federal Reserve Bank's discount rate in 2001. The Company's 5.69% tax equivalent net interest margin for the nine months ended September 30, 2002 decreased from the 5.82% net interest margin recorded during the same period in 2001.

The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2002 and 2001, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                         Nine months ended September 30,
                             (Dollars in thousands)


YIELD ANALYSIS INCLUDING                                                2002                                    2001
  DISCONTINUED OPERATIONS                              ----------------------------------------  ----------------------------------
                                                        Average                   Average        Average                    Average
                                                        Balance       Interest     Yield         Balance       Interest       Yield
                                                       ------------  -----------  ----------  -----------  -----------  -----------
Interest Earning Assets:
Interest bearing deposits in financial institutions    $     2,082   $       86       5.52%   $    1,176     $     57         6.48%
Federal funds sold                                          25,385          320       1.69%       25,841          854         4.42%
Securities purchased under agreements to resell               3,728           95       3.41%       47,084        2,080         5.91%
Trading assets                                             106,239        3,222       4.05%       34,098        1,917         7.52%
Investment securities (taxable)                            253,507       11,299       5.96%      272,585       13,202         6.48%
Investment securities (tax-exempt)                          68,156        2,217       4.35%       76,919        2,504         4.35%
Loans held for sale (taxable)                              327,141       17,669       7.22%      167,909        9,579         7.63%
Loans held for investment (taxable)                      1,745,878       94,963       7.27%    1,487,494      101,294         9.10%
Loans (tax-exempt)                                           5,048          231       6.12%        4,016          213         7.09%
                                                       ------------  -----------    --------  -----------    ---------       ------
  Total Interest Earning Assets                          2,537,164      130,102       6.86%    2,117,122      131,700         8.32%

Noninterest Earning Assets:
Cash and due from banks                                     95,391                                86,814
Premises and equipment, net                                 55,054                                53,070
Other assets                                               214,773                               144,692
Allowance for credit losses                                (24,386)                              (19,577)
                                                       ------------                           -----------
  Total Noninterest Earning Assets                         340,832                               264,999
                                                       ------------                           -----------
  Total Assets                                         $ 2,877,996                            $2,382,121
                                                       ============                           ===========

Interest Bearing Liabilities:
Demand and savings deposits                                881,276   $    6,766       1.03%   $  761,749     $ 14,068         2.47%
Certificates and other time deposits                       593,455       12,632       2.85%      545,877       20,751         5.08%
Other borrowed funds                                       244,191        3,372       1.85%      173,857        5,830         4.48%
Notes payable                                               20,824          602       3.87%        1,600           86         7.19%
                                                       ------------  -----------     -------  -----------    ---------       ------
  Total Interest Bearing Liabilities                     1,739,746       23,372       1.80%    1,483,083       40,735         3.67%

Noninterest Bearing Liabilities:
    Demand deposits                                        808,196                               647,388
    Other liabilities                                       37,199                                21,726
                                                       ------------                           -----------
      Total Noninterest Bearing Liabilities                845,395                               669,114

Trust preferred securities                                  60,343                                51,287
Shareholders' equity                                       232,512                               178,637
                                                       ------------                           -----------
  Total Liabilities and Shareholders' Equity           $ 2,877,996                            $2,382,121
                                                       ============                           ===========

Net Interest Income & Margin                                         $  106,730       5.62%                  $ 90,965         5.74%
                                                                     ===========     =======                 =========       ======
Net Interest Income & Margin (tax equivalent)                        $  107,937       5.69%                  $ 92,165         5.82%
                                                                     ===========     =======                 =========       ======

The tax equivalent net interest margin from continuing operations for the nine months ended September 30, 2002 and 2001 is 5.70% and 5.83%, respectively.

Provision for Credit Losses - The provision for credit losses for the nine months ended September 30, 2002 was $9.2 million, as compared to $8.6 million for the same period in 2001, an increase of $558 thousand or 6.5%. This increase in the provision for credit losses is to support the loan growth for the nine months ended 2002. The Company's allowance for credit losses increased by $3.2 million from $22.9 million on December 31, 2001, to $26.1 million on September 30, 2002. The increase in the allowance for credit losses is due to the $9.2 provision for credit losses offset by $6.6 million in net charge-offs. Additionally, the allowance increased $656 thousand due to the acquisition of Eagle National. Please refer to the subsequent discussion of Allowance for Credit Losses for additional insight to management's approach and methodology in estimating the allowance for credit losses.

Noninterest Income - Total non-interest income for the nine months ended September 30, 2002 was $66.8 million, as compared to $46.4 million for the same period in 2001, an increase of $20.5 million or 44.1%. Noninterest income from continuing operations for the nine months ended September 30, 2002 was $66.0 million, as compared to $45.8 million for the same period in 2001, an increase of $20.2 million or 44.2%.

Noninterest income for the nine months ended September 30, 2002 and 2001, respectively, is summarized as follows:

                                               2002                                                    2001
                        --------------------------------------------------       ----------------------------------------------
                            Commercial Banking                                      Commercial Banking
                        --------------------------                               ------------------------
                        Continuing    Discontinued     Mortgage                  Continuing  Discontinued   Mortgage
                        Operations     Operations      Banking    Combined       Operations   Operations    Banking    Combined
                        ----------    ------------    ---------   --------       ----------  ------------   --------   --------
Customer service fees     $11,662        $   716        $  --      $12,378        $10,153        $   560      $  --      $10,713
Gain on sale of
  mortgage loans             --             --           20,990     20,990           --             --         17,964     17,964
Mortgage origination
  income                     --             --           17,808     17,808           --             --          6,624      6,624
Other                       8,782            143          6,743     15,668          6,440             59        4,584     11,083
                          -------        -------        -------    -------        -------        -------      -------    -------
                          $20,444        $   859        $45,541    $66,844        $16,593        $   619      $29,172    $46,384
                          =======        =======        =======    =======        =======        =======      =======    =======

Commercial Banking Segment - Noninterest income from commercial banking including discontinued operations for the nine-month period ended September 30, 2002 was $21.3 million, as compared to $17.2 million for the same period in 2001, an increase of $4.1 million or 23.8%. Customer service fees increased $1.7 million as a result of the acquisitions of Community, CaminoReal and Eagle National and the growth in deposit transaction accounts. Other noninterest income increased $431 thousand from gain on the sale of trading assets. The trading department was established in the second quarter of 2001. Increased debit card usage caused income from debit cards to increase $352 thousand. In 2002, the Bank began selling the guaranteed portion of SBA loans. A premium of $260 thousand was recognized during the first nine months of 2002 from the Company's sale of the guaranteed portion of SBA loans. Additionally, the Company sold the charter for Community Bank to Sabine State Bank & Trust Company in June 2002 for $150 thousand.

Mortgage Banking Segment - Noninterest income from the mortgage banking segment increased 56.1% from $29.2 million for the nine month period ended September 30, 2001 to $45.5 million for the same period in 2002. The income from the mortgage banking segment typically consists of origination fees and gains on sale of mortgage loans. Since September 2001, thirty-seven new locations have been opened. During the first nine months of 2002, SCMC had $2.8 billion in loan fundings as compared to $1.8 billion for the same period in 2001. Additionally, SCMC has a loan servicing portfolio of $1.8 billion as of September 30, 2002. Loan servicing fees totaled $2.3 million for the first nine months of 2002.

Noninterest Expense - Total noninterest expense increased $30.7 million or 32.5%, to $125.3 million for the nine-months ended September 30, 2002 as compared to $94.5 million for the same period in 2001. Noninterest expense from continuing operations increased $30.4 million or 32.4%, to $124.3 million for the nine-months ended September 30, 2002 as compared to $93.9 million for the same period in 2001.

Noninterest expense for the nine months ended September 30, 2002 and 2001, respectively, is summarized as follows:


                                                       2002                                                2001
                                --------------------------------------------------   ----------------------------------------------
                                     Commercial Banking                                 Commercial Banking
                                --------------------------                           -------------------------
                                Continuing    Discontinued     Mortgage              Continuing  Discontinued   Mortgage
                                Operations     Operations      Banking    Combined   Operations   Operations     Banking   Combined
                                ----------    ------------    ----------  --------   ----------  -------------  ---------  --------
Salaries and employee
  benefits                        $ 46,096     $    585      $ 20,223     $ 66,904   $ 40,427      $    334      $ 10,872   $ 51,633
Occupancy expense                   11,187          125         5,907       17,219      9,787           100         3,104     12,991
Net loss and  carrying costs
  of real estate acquired
  by foreclosure                       300         --            --            300        132          --            --          132
Mortgage servicing rights
  amortization and impairment         --           --           7,983        7,983       --            --             445        445
FDIC assessment                        291         --            --            291        299          --            --          299
Technology                           3,721           20           398        4,139      3,689             9           270      3,968
Postage and delivery charges         1,660           42           732        2,434      1,518            14           330      1,862
Supplies                               982           18           977        1,977      1,136            25           323      1,484
Professional fees                    3,086           21           341        3,448      1,892             2           168      2,062
Minority interest expense            4,117         --             662        4,779      3,390          --           1,475      4,865
Conversion costs related to
  acquisition                          973         --            --            973      2,224          --            --        2,224
Other                               10,904          106         3,800       14,810     10,251           109         2,189     12,549
                                  --------     --------      --------     --------   --------      --------      --------   --------
                                  $ 83,317     $    917      $ 41,023     $125,257   $ 74,745      $    593      $ 19,176   $ 94,514
                                  ========     ========      ========     ========   ========      ========      ========   ========

Commercial Banking Segment - Noninterest expenses related to commercial banking including discontinued operations for the nine-month period ended September 30, 2002 were $84.2 million, as compared to $75.3 million for the same period in 2001, an increase of $8.9 million or 11.8%. Salaries and employee benefits from commercial banking including discontinued operations for the nine-month period ended September 30, 2002 were $46.7 million, as compared to $40.8 million for the same period in 2001, an increase of $5.9 million or 14.5%. Increased salaries and employee benefits related to the acquisitions of Eagle National, Community and CaminoReal for the first nine months of 2002 were $2.8 million. Additionally, the Company established a sales and trading department during the second quarter of 2001.

Occupancy expenses from commercial banking including discontinued operations for the nine-month period ended September 30, 2002 were $11.3 million, as compared to $9.9 million for the same period in 2001, an increase of $1.4 million or 14.4%. Increased expenses related to the acquisitions of Eagle National, Community and CaminoReal for the first nine months of 2002 were $1.0 million.

Professional fees relating to commercial banking including discontinued operations for the nine-month period ended September 30, 2002 were $3.1 million, as compared to $1.9 million for the same period in 2001, an increase of $1.2 million or 64.0%. Computer software consulting fees related to the trustee deposits held by the Bank was $776 thousand in 2002. Also the Company incurred expenses of $109 thousand in the second quarter of 2002 related to its 401(k) plan conversion.

Conversion costs related to acquisition includes retention and severance expenses as well as data processing costs related to the conversion of the acquired bank's systems. Eagle National was acquired in September 2002 and the conversion costs totaled $973 thousand. In 2001, CaminoReal and Lone Star were acquired and conversion costs related to the acquisitions totaled $1.0 million and $1.2 million, respectively.

Minority interest expense increased $727 thousand or 21.4% from the nine months ended September 30, 2001 as compared to the same period in 2002. The increase is related to the interest due on the additional trust preferred securities issued in March 2001, August 2002 and September 2002. Please refer to the subsequent discussion of Trust Preferred Securities for additional details of the issuance.

Other expenses from commercial banking for the nine-month period ended September 30, 2002 were $10.9 million, as compared to $10.3 million for the same period in 2001, an increase of $650 thousand or 6.3%. Due to the adoption of SFAS 142, amortization of the goodwill presently on the Company's books was terminated January 1, 2002. Amortization of goodwill recorded for the nine months ended September 30, 2001 was $639 thousand. The increase in other expenses related to the CaminoReal, Community and Eagle National acquisitions was $863 thousand which includes amortization of the core deposit intangible of $297 thousand.

Mortgage Banking Segment - Noninterest expenses related to mortgage banking for the nine-month period ended September 30, 2002 were $41.0 million, as compared to $19.2 million for the same period in 2001, an increase of $21.8 million or 113.9%. The increase in expenses is due to variable expenses related to the increase in loan fundings and the opening of thirty-seven new locations since September 2001. Employees increased from 578 at September 30, 2001 to 1,110 at September 30, 2002. Additionally, based upon an outside valuation of the mortgage servicing rights, an impairment of $4.7 million was recorded in the third quarter of 2002. The impairment of mortgage servicing rights is a result of the decline in mortgage interest rates and an increase in prepayments of mortgages which are serviced by SCMC.

Provision for Income Taxes - The provision for income taxes as a percent of net income before taxes decreased from 34.6% for the nine-month period ended September 30, 2001 to 33.1% for the same period in 2002. This decrease is primarily due to the elimination of goodwill amortization.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD IN  2001

Net Income - Net income including discontinued operations for the three-month period ended September 30, 2002 was $8.5 million as compared to $7.9 million for the same period in 2001, an increase of approximately $645 thousand or 8.2%. This increase is primarily attributable to continued loan and deposit growth as well as the acquisition of Community. Income from continuing operations for the three-month period ended September 30, 2002 was $8.2 million as compared to $7.6 million for the same period in 2001, an increase of approximately $659 thousand or 8.7%.

Net Interest Income - Net interest income including discontinued operations for the three-month period ended September 30, 2002, was $38.4 million, as compared to $32.3 million for the same period in 2001, an increase of $6.1 million or 18.8%. The increase is primarily due to decreasing interest rates in 2001 and the loan growth of 31.9%, of which 15.1% was due to the increased loan fundings by the mortgage banking segment. The growth in average loans related to the acquisitions of Community and Eagle National was 4.9%. During 2001, the Federal Reserve Bank decreased the discount rate 475 basis points. Consequently, the Bank's yields decreased in 2001 and 2002 as a result of the Bank lowering its prime rate in relation to the Federal Reserve decreases. While average earning assets for the period ended September 30, 2002 increased over a year ago, the yield decreased 118 basis points from 7.92% for the three-month period ended September 30, 2001, to 6.74% for the same period in 2002. As of September 30, 2002, average interest bearing liabilities were $1.9 billion, an increase of $324.6 million or 20.8% from September 30, 2001. Average interest bearing deposits at September 30, 2002 were $1.5 billion, an increase of 9.5% from September 30, 2001. The increase in average interest bearing deposits related to the acquisition of Community was 6.1%. The cost of interest bearing liabilities decreased 151 basis points from 3.19% for the three months end September 30, 2001 to 1.68% during the same period in 2002. The decrease in the cost of interest bearing liabilities is primarily the result of the decrease in the Federal Reserve Bank's discount rate in 2001. The Company's 5.63% tax equivalent net interest margin for the three months ended September 30, 2002 decreased from the 5.78% tax equivalent net interest margin recorded during the same period in 2001.

The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2002 and 2001, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                        Three months ended September 30,
                             (Dollars in thousands)


YIELD ANALYSIS INCLUDING                                                2002                                  2001
  DISCONTINUED OPERATIONS                              ------------------------------------ ---------------------------------------
                                                        Average                   Average     Average                      Average
                                                        Balance      Interest      Yield      Balance      Interest         Yield
                                                       -----------  ----------  ----------- -----------  ------------  ------------
Interest Earning Assets:
Interest bearing deposits in financial institutions    $    1,722   $      27        6.22%  $    1,297   $        22         6.73%
Federal funds sold                                         14,398          60        1.65%      26,297           298         4.50%
Securities purchased under agreements to resell             1,917          16        3.31%      60,591           866         5.67%
Trading assets                                            112,743       1,229        4.32%      62,346         1,120         7.13%
Investment securities (taxable)                           249,288       3,488        5.55%     285,914         4,400         6.11%
Investment securities (tax-exempt)                         64,105         697        4.31%      75,359           814         4.29%
Loans held for sale (taxable)                             439,636       7,871        7.10%     177,610         3,400         7.59%
Loans held for investment (taxable)                     1,845,231      32,967        7.09%   1,554,260        33,899         8.65%
Loans (tax-exempt)                                          4,793          74        6.13%       4,437            76         6.80%
                                                       -----------  ----------    --------- -----------  ------------    ----------
  Total Interest Earning Assets                         2,733,833      46,429        6.74%   2,248,111        44,895         7.92%

Noninterest Earning Assets:
Cash and due from banks                                    92,181                               94,319
Premises and equipment, net                                55,999                               55,631
Other assets                                              239,832                              161,391
Allowance for credit losses                               (25,117)                             (20,977)
                                                       -----------                          -----------
  Total Noninterest Earning Assets                        362,895                              290,364
                                                       -----------                          -----------
  Total Assets                                         $3,096,728                           $2,538,475
                                                       ===========                          ===========

Interest Bearing Liabilities:
Demand and savings deposits                               886,260   $   2,054        0.92%  $  820,334   $     4,473         2.16%
Certificates and other time deposits                      619,151       4,088        2.62%     554,536         6,269         4.49%
Other borrowed funds                                      358,135       1,651        1.83%     183,164         1,794         3.89%
Notes payable                                              20,716         202        3.87%       1,600            20         4.96%
                                                       -----------  ----------    --------- -----------  ------------    ----------
  Total Interest Bearing Liabilities                    1,884,262       7,995        1.68%   1,559,634        12,556         3.19%

Noninterest Bearing Liabilities:
    Demand deposits                                       862,041                              706,271
    Other liabilities                                      41,523                               25,118
                                                       -----------                          -----------
      Total Noninterest Bearing Liabilities               903,564                              731,389

Trust preferred securities                                 65,938                               57,500
Shareholders' equity                                      242,964                              189,952
                                                       -----------                          -----------

  Total Liabilities and Shareholders' Equity           $3,096,728                           $2,538,475
                                                       ===========                          ===========

Net Interest Income & Margin                                        $  38,434        5.58%               $    32,339         5.71%
                                                                    ==========    =========              ============    ==========

Net Interest Income & Margin (tax equivalent)                       $  38,816        5.63%               $    32,744         5.78%
                                                                    ==========    =========              ============    ==========


The tax equivalent net interest margin from continuing operations for the three months ended September 30, 2002 and 2001 is 5.65% and 5.81%, respectively.

Provision for Credit Losses - The provision for credit losses for the third quarter of 2002 was $3.4 million. This increase in the provision for credit losses is to support the loan growth for the quarter ended September 30, 2002. The Company's allowance for credit losses increased by $1.9 million from $24.2 million on June 30, 2002 to $26.1 million on September 30, 2002. The increase in the allowance for credit losses is due to the $3.4 provision for credit losses offset by $2.2 million in net charge-offs. Additionally, the allowance increased $656 thousand due to the acquisition of Eagle National. Please refer to the subsequent discussion of Allowance for Credit Losses for additional insight to management's approach and methodology in estimating the allowance for credit losses.

Noninterest Income - Total non-interest income including discontinued operations for the quarter ended September 30, 2002 was $27.7 million, as compared to $14.2 million for the same period in 2001, an increase of $13.5 million or 95.2%. Noninterest income from continuing operations for the three months ended September 30, 2002 was $27.4 million, as compared to $13.9 million for the same period in 2001, an increase of $13.5 million or 97.6%.

Noninterest income for the three months ended September 30, 2002 and 2001, respectively, is summarized as follows:


                                                      2002                                                 2001
                               --------------------------------------------------    ---------------------------------------------
                                    Commercial Banking                                   Commercial Banking
                               --------------------------                            ------------------------
                               Continuing    Discontinued     Mortgage               Continuing  Discontinued   Mortgage
                               Operations     Operations      Banking    Combined    Operations   Operations    Banking   Combined
                               ----------    ------------    ----------  --------    ----------  ------------   --------  --------
Customer service fees           $ 3,893        $   233         $  --      $ 4,126       $ 3,753    $   274      $  --      $ 4,027
Gain on sale of mortgage
  loans                            --             --             9,320      9,320          --         --          6,489      6,489
Mortgage origination income        --             --             8,802      8,802          --         --            526        526
Other                             3,006             47           2,359      5,412         2,209         40          880      3,129
                                -------        -------         -------    -------       -------    -------      -------    -------
                                $ 6,899        $   280         $20,481    $27,660       $ 5,962    $   314      $ 7,895    $14,171
                                =======        =======         =======    =======       =======    =======      =======    =======

Commercial Banking Segment - Noninterest income from commercial banking including discontinued operations for the three-month period ended September 30, 2002 was $7.2 million, as compared to $6.3 million for the same period in 2001, an increase of $903 thousand or 14.4%. Included in the increase is a $205 thousand increase from gains on the sale of trading assets. The trading department was established in the second quarter of 2001. In 2002, the Bank began selling fixed and variable annuity products and recorded income totaling $138 thousand for the third quarter of 2002. Also in 2002, the Bank began selling the guaranteed portion of SBA loans. A premium of $74 thousand was recognized in the third quarter of 2002 from the Company's sale of the guaranteed portion of SBA loans. The Bank had an increase of $111 thousand due to growth in the debit card and brokerage operations.

Mortgage Banking Segment - Noninterest income from the mortgage banking segment increased 159.4% from $7.9 million for the second quarter of 2001 to $20.5 million for the same period in 2002. The income from the mortgage banking segment typically consists of origination fees and gains on sale of mortgage loans. Since September 2001, thirty-seven new locations have been opened. During the third quarter of 2002, SCMC had $1.2 billion in loan fundings as compared to $615.2 million for the same period in 2001.

Noninterest Expense - Noninterest expense including discontinued operations increased $18.7 million or 60.2%, to $49.8 million for the three-month period ending September 30, 2002 as compared to $31.1 million for the same period in 2001. Noninterest expense from continuing operations for the three months ended September 30, 2002 was $49.5 million, as compared to $30.8 million for the same period in 2001, an increase of $18.7 million or 60.9%.

Noninterest expense for the three months ended September 30, 2002 and 2001, respectively, is summarized as follows:


                                                          2002                                                2001
                                  --------------------------------------------------   ---------------------------------------------
                                       Commercial Banking                                 Commercial Banking
                                  ---------------------------                          ------------------------
                                  Continuing    Discontinued     Mortgage              Continuing  Discontinued   Mortgage
                                  Operations     Operations      Banking    Combined   Operations   Operations    Banking   Combined
                                  ----------    -------------    --------   --------   ----------  ------------   --------- --------
Salaries and employee benefits     $15,945        $   198        $ 8,448     $24,591     $14,333      $   167    $   687    $15,187
Occupancy expense                    3,760             40          2,447       6,247       3,376           50      1,123      4,549
Net loss and  carrying costs
  of real estate acquired
  by foreclosure                       229           --             --           229          35         --         --           35
Mortgage servicing rights
  amortization and impairment         --             --            6,141       6,141        --           --          258        258
FDIC assessment                        102           --             --           102          89         --         --           89
Technology                           1,303              6            277       1,586       1,209            5         82      1,296
Postage and delivery charges           568             15            325         908         562            7        122        691
Supplies                               348              4            398         750         451           16        115        582
Professional fees                    1,239              4            159       1,402         651         --           86        737
Minority interest expense            1,462           --               81       1,543       1,329         --          617      1,946
Conversion costs related
  to acquisition                       973           --             --           973       1,194         --         --        1,194
Other                                3,714             36          1,608       5,358       3,844           73        620      4,537
                                   -------        -------        -------     -------     -------      -------    -------    -------
                                   $29,643        $   303        $19,884     $49,830     $27,073      $   318    $ 3,710    $31,101
                                   =======        =======        =======     =======     =======      =======    =======    =======

Commercial Banking Segment - Noninterest expenses including discontinued operations related to commercial banking for the third quarter of 2002 were $29.9 million, as compared to $27.4 million for the same period in 2001, an increase of $2.6 million or 9.3%. Salaries and employee benefits from commercial banking including discontinued operations for the three-month period ended September 30, 2002 were $16.1 million, as compared to $14.5 million for the same period in 2001, an increase of $1.6 million or 11.3%. Increased salaries and employee benefits expenses related to the acquisition of Community and Eagle National were $513 thousand. Salaries increased in 2002 due to the banking office opened in San Antonio in June 2002 and the new energy lending division established during the first quarter of 2002. Additionally, commission expenses related to the sales and trading department increased $271 thousand.

Professional fees from commercial banking including discontinued operations for the three-month period ended September 30, 2002 were $1.2 million, as compared to $651 thousand for the same period in 2001, an increase of $592 thousand or 90.9%. Computer software consulting related to the trustee deposits held by the Bank was $365 thousand in the third quarter of 2002. Also the Company incurred expenses of $181 thousand in the third quarter of 2002 related to a tax depreciation study.

Conversion costs related to acquisition includes retention and severance expenses as well as data processing costs related to the conversion of the acquired bank's systems. Eagle National was acquired in September 2002 and the conversion costs totaled $973 thousand. Lone Star was acquired in August 2001 and the Bank incurred conversion costs $1.2 million.

Mortgage Banking Segment - Noninterest expenses related to mortgage banking for the three-month period ended September 30, 2002 were $19.9 million, as compared to $3.7 million for the same period in 2001, an increase of $16.2 million or 436.0%. The increase in expenses is due, in part, to variable expenses related to the increase in loan fundings and the opening of thirty-seven new locations since September 2001. Employees increased from 578 at September 30, 2001 to 1,110 at September 30, 2002. Additionally, based upon an outside valuation of the mortgage servicing rights, an impairment of $4.7 million was recorded in the third quarter of 2002.

Provision for Income Taxes - The provision for income taxes as a percent of net income before taxes decreased from 35.9% for the third quarter of 2001 to 33.6% for the same period in 2002. This decrease is primarily due to the elimination of goodwill amortization.

FINANCIAL CONDITION

Total Assets - The total consolidated assets of the Company increased $677.2 million from $2.8 billion at December 31, 2001 to $3.5 billion at September 30, 2002. Assets acquired with Eagle National in September 2002 totaled $70.8 million.

Cash and Cash Equivalents - The Company had cash and cash equivalents from continuing operations of $117.1 million at September 30, 2002. Comparatively, the Company had $124.9 million in cash and cash equivalents from continuing operations on December 31, 2001, a decrease of $7.8 million.

Securities purchased under agreements to resell - As of September 30, 2002, securities purchased under agreements to resell totaled $1.9 million as compared to $12.3 million as of December 31, 2001. The securities purchased are SBA or USDA guaranteed loan certificates. These repurchase agreements generally have a term of nine months or less.

Trading assets - Trading assets as of September 30, 2002 were $130.7 million. During the second quarter of 2001, the Company began trading government guaranteed loans and pools. These assets are held up to 120 days. In addition, a portion of the loans are being retained as originator fees which are a by-product of the pool formation process. The trading assets are carried at fair market value. The realized and unrealized gains and losses are included in income.

Securities - The Company's securities portfolio as of September 30, 2002, totaled $307.6 million, as compared to $342.9 million on December 31, 2001, a decrease of $35.3 million or 10.3%. On September 30, 2002, the unrealized gain on the available for sale securities was $7.0 million.

Loans Held for Sale - Total loans held for sale increased from $261.5 million at December 31, 2001 to $727.2 million at September 30, 2002, an increase of $465.7 million, or 178.1%. These loans represent loans funded by the Bank through a mortgage warehouse line to SCMC.

Loans Held for Investment - As of September 30, 2002, loans held for investment from continuing operations were $1.9 billion which was a $232.8 million, or 14.1%, increase from the balance of $1.6 billion on December 31, 2001. Loans acquired with the acquisitions of Eagle National in September 2002 totaled $64.4 million. At September 30, 2002, loans held for investment as a percentage of assets and deposits were 54.5% and 72.5%, respectively.

The following table summarizes the Company's held for investment loan portfolio from continuing operations by type of loan as of September 30, 2002 (in thousands):

                                                Amount       Percent of Total
                                             ------------    ----------------
Commercial, financial and industrial         $   553,941          21.23%
Real estate - commercial                         612,958          23.50%
Real estate - residential mortgage               194,064           7.44%
Real estate - construction                       361,843          13.87%
Foreign commercial and industrial                  5,636           0.21%
Consumer and other                               153,172           5.87%
Unearned discounts                                   (11)          0.00%
                                             -----------        --------
     Total loans  held for investment          1,881,603          72.12%
     Loans held for sale                         727,227          27.88%
                                             -----------        --------
     Total loans                             $ 2,608,830         100.00%
                                             ===========        ========

Allowance for Credit Losses - The following is a summary of the changes in the allowance for credit losses for the nine months ended September 30, 2002 and September 30, 2001, respectively, (in thousands):

                                                         Nine Months Ended
                                                           September 30,
                                                        --------------------
                                                          2002        2001
                                                        --------    --------
Allowance for credit losses, January 1,                 $ 22,927    $ 16,862
Charge-offs                                               (7,890)     (6,839)
Recoveries                                                 1,285         921
Acquisition of CaminoReal Bancshares, Inc.                     -       1,895
Acquisition of Eagle National Bankshares, Inc.               656           -
Provision for credit losses                                9,150       8,592
                                                        ---------   ---------
Allowance for credit losses, September 30,              $ 26,128    $ 21,431
                                                        =========   =========
Net charge-offs as a percentage of average
    loans (annualized)                                     0.42%       0.48%
                                                        =========   =========
Provision for credit losses as a percentage of
    average loans (annualized)                             0.59%       0.69%
                                                        =========   =========

The following is a summary of the relationship of the allowance for credit losses to loans held for investment at September 30, 2002, and December 31, 2001 (in thousands):


                                                         September 30,        December 31,
                                                             2002                 2001
                                                        --------------      --------------
Loans held for investment from continuing operations
 at period-end                                           $ 1,881,603         $ 1,648,847
Allowance for credit losses                              $    26,128         $    22,927
Allowance as a percent of period-end loans held
   for investment from continuing operations                   1.39%               1.39%

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

Risk Elements - Nonperforming, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Twenty-three properties make up the $4.4 million of other real estate owned ("ORE") at September 30, 2002. The acquisition of Eagle National included three ORE properties totaling $1.0 million. All properties are carried at the lower of cost or fair market value.

The Company defines potential problem loans as those loans for which information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as "substandard", "doubtful", or "loss". As of September 30, 2002, the Company has no material foreign loans outstanding or loan concentrations.

The following table summarizes total nonperforming assets and potential problem loans at December 31, 2001 and at September 30, 2002:

                                                                September 30,     December 31,
                                                                    2002              2001
                                                               ----------------  -------------
                                                                         (In thousands)
Nonaccrual loans                                                  $ 15,120         $ 14,179
Restructured loans                                                       -               16
                                                                  ---------        ---------
    Total nonperforming loans                                       15,120           14,195
Other real estate ("ORE") and other foreclosed assets                4,465            1,964
                                                                  ---------        ---------
    Total nonperforming assets                                    $ 19,585         $ 16,159
                                                                  =========        =========

Total nonperforming assets as a % of loans,
    ORE and other foreclosed assets                                  0.75%            0.84%

Allowance for credit losses as a percentage of
    nonperforming assets                                           133.41%          141.88%

Accruing loans past due 90 days or more                              2,909            1,360

Potential problem loans, other than those shown
    above as nonperforming                                        $ 60,786         $ 51,456

Premises and Equipment - The Company's premises and equipment, net of depreciation and discontinued operations, as of September 30, 2002, was $56.7 million, as compared to $53.7 million as of December 31, 2001, an increase of $3.0 million. The increase in the premises and equipment related to the acquisition of Eagle National was $2.4 million.

Deposits - Total deposits from continuing operations as of September 30, 2002, were $2.59 billion, as compared to $2.23 billion on December 31, 2001, an increase of $363.8 million. Total deposits acquired with the acquisition of Eagle National in September 2002 were $58.0 million. Non-interest bearing demand deposits excluding discontinued operations at September 30, 2002, were $965.2 million, as compared to $787.7 million at December 31, 2001, an increase of $177.5 million. The percentage of noninterest bearing deposits to total deposits as of September 30, 2002 was 37.2%.

Trust Preferred Securities - On September 26, 2002, Sterling Bancshares Capital Trust III ("Trust III"), a trust formed under the laws of the State of Delaware in February, 2001, issued 1,250,000 8.30% Trust Preferred Securities with an aggregate liquidation value of $31,250,000. Concurrent with the issuance of the 8.30% Trust Preferred Securities, Trust III issued trust common securities to the Company in the aggregate liquidation value of $966,500. The proceeds of the issuance of the 8.30% Trust Preferred Securities and trust common securities were invested in the Company's 8.30% Junior Subordinated Deferrable Interest Debentures (the "8.30% Junior Subordinated Debentures") issued by the Company. The 8.30% Junior Subordinated Debentures will mature on September 26, 2032, which date may be shortened to a date not earlier than September 26, 2007 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The 8.30% Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the 8.30% Junior Subordinated Debentures by the Company. The 8.30% Junior Subordinated Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the 8.30% Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the 8.30% Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

With the net proceeds received from the Company's sale of the 8.30% Junior Subordinated Debentures, on November 1, 2002, the Company prepaid all $29,639,200 of the 9.28% Junior Subordinated Deferrable Interest Debentures previously issued by the Company to Sterling Bancshares Capital Trust I ("Trust I"). In connection with such prepayment, the 9.28% Trust Preferred Securities and the 9.28% Trust Common Securities previously issued by Trust I were redeemed.

In August 2002, the Company formed Sterling Bancshares Statutory Trust One, a trust formed under the laws of the State of Connecticut ("Statutory Trust One"). On August 30, 2002, Statutory Trust One completed a private placement of 20,000 Floating Rate Trust Preferred Securities to an institutional buyer with an aggregate liquidation value of $20,000,000. Concurrent with the issuance of the Floating Rate Trust Preferred Securities, Statuory Trust One issued trust common securities to the Company in the aggregate liquidation value of $619,000. The proceeds from the sale were invested in the Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company. The Floating Rate Trust Preferred Securities and the Floating Rate Junior Subordinated Deferrable Interest Debentures have a floating rate equal to the three-month LIBOR plus 3.45%, which resets quarterly. For the first five years, there is a ceiling on the three-month LIBOR of 8.50% resulting in a ceiling on the floating rate of 11.95% during this period. As of September 30, 2002, the rate was 5.25%. The Floating Rate Junior Subordinated Debentures will mature on August 30, 2032, which date may be shortened to a date not earlier than August 30, 2007 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The Floating Rate Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the Floating Rate Junior Subordinated Deferrable Interest Debentures by the Company. The Floating Rate Junior Subordinated Deferrable Interest Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the Floating Rate Trust
Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the Floating Rate Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

In February 2001, the Company formed Sterling Bancshares Capital Trust II ("Trust II") and Trust III. On March 21, 2001, Trust II issued 1,150,000 9.20% Trust Preferred Securities with an aggregate liquidation value of $28,750,000. Concurrent with the issuance of the 9.20% Trust Preferred Securities, Trust II issued trust common securities to the Company in the aggregate liquidation value of $889,175. The proceeds of the issuance of the 9.20% Trust Preferred Securities and trust common securities were invested in the Company's 9.20% Junior Subordinated Deferrable Interest Debentures (the "9.20% Junior Subordinated Debentures"). The proceeds of the issuance of the 9.20% Junior Subordinated Debentures were used by the Company to fund a portion of the cash purchase price for the Company's acquisition of CaminoReal Bancshares of Texas, Inc. The 9.20% Junior Subordinated Debentures will mature on March 21, 2031, which date may be shortened to a date not earlier than March 21, 2006, if certain conditions are met (including the Company have received prior approval of the Federal Reserve and any other required regulatory approvals). Trust II must redeem the 9.20% Trust Preferred Securities when the 9.20% Junior Subordinated Debentures are paid at maturity or upon any earlier prepayment of the 9.20% Junior Subordinated Debentures. The 9.20% Junior Subordinated Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the 9.20% Trust Preferred Securities or a change in existing laws that requires Trust II to register as an investment company.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' Equity - At September 30, 2002, shareholders' equity totaled $241.0 million, as compared to $217.4 million at December 31, 2001. The Company's risk-based capital ratios remain above the levels designated by regulatory agencies for the Company to be considered as "well capitalized" on September 30, 2002, with Tier-I capital, total risk-based capital, and leverage capital ratios of 8.68%, 10.52%, and 8.46%, respectively.

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

On September 26, 2002, Trust III issued $31,250,000 of 8.30% Trust Preferred Securities and invested the proceeds thereof in the 8.30% Junior Subordinated Debentures issued by the Company. The net proceeds received by the Company from the sale of the 8.30% Junior Subordinated Debentures were used to prepay all $29,639,200 of the 9.28% Junior Subordinated Deferrable Interest Debentures previously issued by the Company to Trust I. In connection with such prepayment, the trust redeemed the 9.28% Trust Preferred Securities and the 9.28% Trust Common Securities previously issued by Trust I.

On August 30, 2002, Statutory Trust One issued $20,000,000 of Floating Rate Trust Preferred Securities and invested the proceeds thereof in the Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company. The net proceeds received by the Company from the sale of its Floating Rate Junior Subordinated Deferrable Interest Debentures were used, in part, to fund the acquisition of ENB Bankshares Inc.

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

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was performed within the last 90 days of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was conducted under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

On August 30, 2002, Sterling Bancshares Statutory Trust One, a trust formed by the Company under the laws of the State of Connecticut ("Statutory Trust One"), completed a private placement of 20,000 Floating Rate Trust Preferred Securities with an aggregate liquidation value of $20,000,000 to an institutional buyer. In connection with the issuance of the Floating Rate Trust Preferred Securities, Statutory Trust One issued 619 Floating Rate Trust Common Securities to the Company in the aggregate liquidation value of $619,000. The proceeds of the issuance of the Floating Rate Trust Preferred Securities and Floating Rate Trust Common Securities were invested in the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032.

The Floating Rate Trust Preferred Securities were sold to STI Investment Management, Inc., an affiliate of SunTrust Banks, Inc. A commission in the amount of $601,320 was paid to SunTrust Capital Markets, Inc. in connection with the private placement. The net proceeds received by the Company were used to fund the acquisition of ENB Bankshares and will be used to reduce outstanding indebtedness under the Company's revolving credit facility and for general working capital purposes.

The private placement was limited to a single institutional investor which qualified as an accredited investor as defined in Rule 501 of Regulation D. The private placement was not registered under the Securities Act of 1933, as amended (the "Securities Act"), and was made in reliance on Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


          2.1  --   Purchase and Assumption Agreement dated July 12, 2002
                    between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002 [Incorporated by reference to Exhibit
                    2.2 of the Company's Quarterly Report on Form 10-Q filed on
                    August 13, 2002 (File No. 000-20750).]

          11   --   Statement Regarding Computation of Earnings Per Share
                    (included as Note (2) to Interim Consolidated Financial
                    Statements on page 5 of this Quarterly Report on Form 10-Q).

         *99.1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *99.2 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          -------
          *As filed herewith.

(b) Reports on Form 8-K:

          (1) Current Report on Form 8-K filed July 17, 2002 announcing the execution of a Purchase and Assumption Agreement with James Wilson providing for the divestiture of Sterling Bancshares' Carrizo Springs, Crystal City and Pearsall offices.

          (2) Current Report on Form 8-K filed July 18, 2002 announcing the release of Sterling Bancshares' preliminary earnings report for the second quarter and six months ended June 30, 2002.

          (3) Current Report on Form 8-K filed September 12, 2002 announcing the issuance by Sterling Bancshares Statutory Trust One of 20,000 Floating Rate Trust Preferred Securities with an aggregate liquidation value of $20,000,000, the proceeds of which were invested in Sterling Bancshares' Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032.

          (4) Current Report on Form 8-K filed September 16, 2002 announcing the closing of Sterling Bancshares' acquisition of ENB Bankshares, Inc.

          (5) Current Report on Form 8-K dated September 26, 2002 announcing the issuance by Sterling Bancshares Capital Trust III of 1,250,000 8.30% Trust Preferred Securities with an aggregate liquidation value of $31,250,000, the proceeds of which were invested in Sterling Bancshares' 8.30% Junior Subordinated Deferrable Interest Debentures due September 26, 2032.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Sterling Bancshares, Inc.
                                               -------------------------
                                                      (Registrant)


Date:       November 13 , 2002               By: /s/ J. Downey Bridgwater
      ---------------------------------        --------------------------------
                                               J. Downey Bridgwater
                                               President and
                                               Chief Executive Officer

Date:       November 13 , 2002               By: /s/ Eugene S. Putnam, Jr.
      ------------------------                 --------------------------------
                                               Eugene S. Putnam, Jr.
                                               Executive Vice President
                                               and Chief Financial Officer

                                  CERTIFICATION

I, J. Downey Bridgwater, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Sterling Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                   /s/ J. Downey Bridgwater
                                           --------------------------------
                                           J. Downey Bridgwater
                                           President and Chief Executive Officer

                                  CERTIFICATION


I, Eugene S. Putnam, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sterling Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                   /s/ Eugene S. Putnam, Jr.
                                           -------------------------------------
                                           Eugene S. Putnam, Jr.
                                           Executive Vice President
                                           and Chief Financial Officer

                                  EXHIBIT INDEX

      Exhibit  Description
      -------  -----------

         2.1   --   Purchase and Assumption Agreement dated July 12, 2002
                    between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002 [Incorporated by reference to Exhibit
                    2.2 of the Company's Quarterly Report on Form 10-Q filed on
                    August 13, 2002 (File No. 000-20750).]

         11    --   Statement Regarding Computation of Earnings Per Share
                    (included as Note (2) to Interim Consolidated Financial
                    Statements on page 5 of this Quarterly Report on Form 10-Q).

        *99.1  --   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        *99.2  --   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          -------
          *As filed herewith.