Form 10-K
period 2002-12-31
STERLING BANCSHARES INC
filed 2003-03-14
CIK 891098

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

                FOR FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ________ TO________

                             ---------------------

                         COMMISSION FILE NUMBER 0-20750

                           STERLING BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                     TEXAS                                          74-2175590
        (State or other jurisdiction of                          (I.R.S. employer
         incorporation or organization)                       identification number)

        2550 NORTH LOOP WEST, SUITE 600
                 HOUSTON, TEXAS                                       77092
    (Address of principal executive offices)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 466-8300

                             ---------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $1.00 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of June 28, 2002, the last business day of the most recently completed second fiscal quarter, was $587,252,851 based on the closing sales price of $14.77 on such date. For purposes of this calculation, affiliates are defined as all directors and executive officers.

     As of February 28, 2003, registrant had outstanding 43,990,054 shares of Common Stock, $1.00 par value.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of Sterling Bancshares, Inc.'s definitive proxy statement relating to the registrant's 2003 Annual Meeting of Shareholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 2002, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PART -- I

ITEM 1 -- BUSINESS

GENERAL

     Sterling Bancshares, Inc. (the "Company"), headquartered in Houston, Texas, is a bank holding company that provides commercial and retail banking services primarily in the Houston, Dallas and San Antonio metropolitan areas through the banking offices of Sterling Bank, a banking association chartered under the laws of the State of Texas (the "Bank"). The Company also provides mortgage banking services through its 80 percent owned subsidiary, Sterling Capital Mortgage Company ("SCMC").

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

     The Company had approximately 1,065 and 1,100 full time equivalent employees, including 276 and 88 officers, in its commercial banking and mortgage banking segments, respectively, as of December 31, 2002. At December 31, 2002, the Company had total assets of $3.6 billion, deposits of $2.5 billion, and shareholders' equity of $249.3 million.

     The Company's website address is www.banksterling.com. The Company makes available on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission (the "SEC"). Copies of such reports are available at no charge. The information found on the Company's website does not constitute a part of this or any other report.

     The Company has two operating segments: commercial banking and mortgage banking. The segments are managed separately as they require different marketing strategies and offer different products and services. See Note V to the Consolidated Financial Statements for summarized financial information by operating segment.

  COMMERCIAL BANKING

     The Bank provides a wide range of retail and commercial banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; merchant credit card services; letters of credit; and cash and asset management services. In addition, the Bank facilitates sales of brokerage, mutual fund, alternative financing and insurance products through third party vendors. The deposits of the Bank are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

     The Company and the Bank have maintained a strong community orientation by, among other things, supporting the active participation of staff members in local charitable, civic, school, religious and community development activities. Each banking office may also appoint selected customers to a business development board that assists in introducing prospective customers to the Bank and in developing or improving products and services to meet customer needs. As a result of the development of broad banking relationships with customers and the convenience and service of the Company's forty banking offices, lending and investing activities are funded primarily by core deposits, over one-third of which are noninterest bearing demand deposits.

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

  MORTGAGE BANKING

     The Company originates, sells and services single family residential mortgages through its 80 percent owned subsidiary SCMC. SCMC has production offices in Texas and fourteen other states, with corporate offices in Houston, Texas and Seattle, Washington. The typical mortgage originated by SCMC is approximately $140,000. A substantial portion of SCMC's loan production is generated through joint ventures known as affiliated business arrangements with established home builders and realtor-based organizations. SCMC is an approved Government National Mortgage Association ("GNMA") issuer of mortgage-backed securities. SCMC is also an approved Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") seller/servicer and a HUD-Approved Title II nonsupervised mortgagee. During 2002, SCMC funded approximately $4.5 billion in residential mortgage loans.

  COMPANY GROWTH STRATEGY

     The Company's growth strategy has been concentrated on increasing its banking presence in the greater Houston area and on entering both the Dallas and San Antonio markets. The Company has grown through a combination of internal growth, mergers and acquisitions and the opening of new banking offices. Consistent with its operating philosophy and growth strategy, the Company regularly evaluates opportunities to acquire banks and other financial services companies that complement its existing business, expand its market coverage and share, and enhance its client product offerings.

     De Novo Offices. Two new banking offices were opened in 2002. A new banking office was opened in Houston in December 2002 and in June 2002, the Company opened a new banking office in San Antonio. Additionally, in March 2001, the Company opened a new banking office in Deer Park.

     In December 2000, the Company opened a new banking office in Dallas. This was the Company's first banking office outside of the Houston market. In connection with the opening of this office, the Company's Board designated 50,000 shares of Series I convertible preferred stock and authorized the offering and sale of such shares to investors who may assist in the business development efforts of the office. A total of 20,000 of the Series I convertible preferred shares were actually sold and issued in March 2002. The Series I convertible preferred shares will be convertible into a maximum of 25,000 shares of the Company's common stock. The conversion ratio is dependent upon the Dallas office meeting certain performance goals.

     In April 2000, the Company opened a new banking office in Bellaire. In conjunction with the opening of this office, the Company's Board designated 50,000 shares of Series H convertible preferred stock and authorized the offering and sale of such shares to investors who may assist in the business development efforts of the office. A total of 39,000 of the Series H convertible preferred shares were actually sold. The Series H preferred shares will be convertible into a maximum of 73,125 shares of the Company's common stock. The conversion ratio is dependent upon the Bellaire office meeting certain performance goals.

     Mergers and Acquisitions. On September 13, 2002, the Company acquired ENB Bankshares, Inc. of Dallas, for an aggregate cash purchase price of $10.4 million. ENB Bankshares, Inc. is the privately held bank holding company of Eagle National Bank ("Eagle National"), which operates one banking office in North Dallas. Additionally during September 2002, the Company completed the operational integration of Eagle National Bank and Sterling Bank. This acquisition was accounted for using the purchase method of accounting. Goodwill of $5.7 million was recorded in connection with this acquisition.

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

     On March 22, 2001, the Company acquired CaminoReal Bancshares of Texas, Inc. and its subsidiary bank, CaminoReal Bank, National Association, for an aggregate cash purchase price of $51.8 million. CaminoReal Bank operated four banking offices in San Antonio, Texas and four banking offices in the south Texas cities of Eagle Pass, Carrizo Springs, Crystal City and Pearsall. During June 2001, the Company completed the operational integration of CaminoReal Bank and Sterling Bank. This acquisition was accounted for using the purchase method of accounting. Goodwill of $21.2 million was recorded in connection with this acquisition.

     On June 1, 1999, the Company acquired B.O.A. Bancshares, Inc. and its subsidiary Houston Commerce Bank in exchange for 1,854,600 shares of the Company's common stock. All previously reported amounts have been restated to reflect this transaction which was accounted for using the "pooling of interests" method. The acquisition of B.O.A. Bancshares added $115 million in total assets and $103 million in total deposits to the Company's balance sheet. Houston Commerce Bank operated three banking offices in Houston. During October 1999, the Company merged Houston Commerce Bank into Sterling Bank.

     On November 20, 1998, the Company acquired Hometown Bancshares, Inc., which was the bank holding company for Clear Lake National Bank, in a stock-for-stock merger. The acquisition of Hometown added $92 million in total assets and $84 million in total deposits to the Company's balance sheet. Clear Lake National Bank operated two banking offices in the Clear Lake area of southeast Houston. All previously reported amounts have been restated to reflect this transaction which was accounted for using the "pooling of interests" method. During April 1999, the Company merged Clear Lake National Bank into Sterling Bank.

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

     Divestitures. On October 29, 2002, the Bank entered into an agreement to sell its banking office located in Eagle Pass, Texas to South Texas National Bank of Laredo. At December 31, 2002, the Eagle Pass banking office had assets of $23.6 million, loans of $16.7 million and deposits of $98.2 million. The proposed sale is subject to customary closing conditions, including receipt of necessary approvals. If the necessary regulatory approvals are received, it is anticipated that the closing of the sale will occur during the first quarter of 2003.

     On July 16, 2002, the Bank entered into an agreement to sell its banking offices located in Carrizo Springs, Crystal City and Pearsall to an investor group headed by the current executive officers of these three locations. As of December 31, 2002, the three banking offices had combined assets of $19.2 million, loans of $16.3 million and deposits of $41.9 million. The proposed sale is subject to customary closing conditions, including receipt of necessary regulatory approvals. If the necessary regulatory approvals are received, it is anticipated that the closing this sale will occur during the second quarter of 2003.

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

SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated by both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the Company. Set forth below is a summary description of the material laws and regulations which relate to the operation of the Company and the Bank. The following descriptions do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

  THE BANK HOLDING COMPANY

     The Company and its second tier holding company, Sterling Bancorporation, Inc., are bank holding companies registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), and are subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and policies. In addition, Texas law authorizes the Texas Department of Banking to supervise and regulate a holding company controlling a state bank. Further, the Company's securities are registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act.

     Permissible Activities. As a bank holding company, the activities of the Company, as well as the activities of entities which are controlled by the Company or of which the Company owns 5% or more of the voting securities, are limited by the BHCA to banking, management and control of banks, furnishing or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be incidental or closely related to banking or managing or controlling banks. However, the Gramm-Leach-Bliley Act enacted in 2000 amended the BHCA and granted certain expanded powers to bank holding companies. See discussion below under "Recently Enacted Legislative and Regulatory Changes." In approving acquisitions by the Company of entities engaged in banking-related activities, the Federal Reserve Board considers a number of factors, including the expected benefits to the public, such as greater convenience and increased competition or gains in efficiency, which are weighted against the risks of possible adverse effects, such as an attempt to monopolize the business of banking, undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     Non-Banking Activities. The BHCA sets forth exceptions to its general prohibition against bank holding company ownership of voting shares in any company engaged in non-banking activities. The exceptions include certain activities exempt based upon the type of activity and those determined by the Federal Reserve Board to be closely related to banking or managing or controlling banks. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), streamlined the non-banking activities application process for bank holding companies which qualify as well-capitalized and well-managed. Also, see discussion of the Gramm-Leach-Bliley Act, which amends certain portions of the BHCA, under the "Recently Enacted Legislative and Regulatory Changes" caption below.

  Recently Enacted Legislative and Regulatory Changes.

     Gramm-Leach-Bliley. The Gramm-Leach-Bliley ("G-L-B") Act, which became effective in 2000, authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and state banks, if permitted by state law, to engage in a variety of new financial activities. Bank holding companies may also elect to become financial holding companies if they meet certain requirements relating to capitalization and management and have filed a declaration with the Federal Reserve Board electing to be a financial holding company. Among the new activities that will be permitted by bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities.

     The Company has not filed an election to be a financial holding company. The Company does not believe that the G-L-B Act will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The G-L-B Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

     USA Patriot Act. On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

     - due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

     - standards for verifying customer identification at account opening;

     - rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

     - reports by nonfinancial trades and business filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and

     - filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

     It is anticipated that the U.S. Department of the Treasury and the FDIC will issue final regulations regarding additional requirements for customer information and identification programs. At this time, the Company is not able to predict the impact of such law on its financial condition or results of operations.

     Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act's new requirements, the final scope of these requirements remains to be determined.

     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     The Sarbanes-Oxley Act addresses, among other matters:

     - audit committees for all reporting companies;

     - certification of financial statements by the chief executive officer and the chief financial officer;

     - the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     - a prohibition on insider trading during pension plan black-out periods;

     - disclosure of off-balance sheet transactions;

     - a prohibition on personal loans to directors and officers;

     - expedited filing requirements for Form 4's;

     - disclosure of a code of ethics, if applicable, and filing a Form 8-K for a change or waiver of such code;

     - "real time" filing of periodic reports;

     - the formation of a public accounting oversight board;

     - auditor independence; and

     - various increased criminal penalties for violations of securities laws.

     The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002, and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

     Regulation W. Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

     - to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and

     - to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a bank and its subsidiaries may engage in certain transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     Safety and Soundness Standards. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expanded the Federal Reserve Board's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, FIRREA increased the amount of civil money penalties that the Federal Reserve Board can assess for certain activities conducted on a knowing and reckless basis, if those activities cause a substantial loss to a depository institution. The penalties can be as high as $1 million per day. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

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

     Dividend Restrictions. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

     Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a bank holding company may not be inclined to provide it.

     Capital Adequacy Requirements. The Federal Reserve Board monitors the capital adequacy of bank holding companies. The Federal Reserve Board has adopted a system using risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-related" asset base. Certain off balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. In addition, the guidelines define each of the capital components. Total capital is defined as the sum of "core capital elements" ("Tier 1") and "supplemental capital elements" ("Tier 2"), with "Tier 2" being limited to 100% of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common shareholders' equity, perpetual preferred stock, and minority interest in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the reserve for credit losses. The guidelines require achievement of a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% is required to be comprised of "Tier 1" capital elements). At December 31, 2002, the Company's ratios of "Tier 1" and "Total" capital-to-risk-weighted assets were 8.41%, and 9.29%, respectively.

     In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC have adopted the use of a minimum "Tier 1" leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The banking organization's "Tier 1" leverage ratio is defined to be a company's "Tier 1" capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0% "Tier 1" capital to total assets but other bank holding companies are required to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 2002 of 7.81% significantly exceeded the regulatory minimum.

     Imposition of Liability for Undercapitalized Subsidiaries. A bank holding company that fails to meet the applicable risk-based capital standards will be at a disadvantage. For example, Federal Reserve Board policy discourages the payment of dividends by a bank holding company from borrowed funds as well as payments that would adversely affect capital adequacy. Failure to meet the capital guidelines may result in the institution of supervisory or enforcement actions by the Federal Reserve Board. FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels.

     Acquisitions by Bank Holding Companies. The BHCA requires a bank holding company to obtain the prior approval of the Federal Reserve Board before it acquires all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions, the Federal Reserve Board considers the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Attorney General of the United States may, within 30 days after approval of an acquisition by the Federal Reserve Board, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

     Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") and the regulations promulgated by the FDIC to implement CRA are intended to ensure that banks meet the credit needs of their service area, including low and moderate income communities and individuals, consistent with safe and sound banking practices. The CRA regulations also require the banking regulatory authorities to evaluate a bank's record in meeting the needs of its service area when considering applications to establish new offices or consummate any merger or acquisition transaction. Under FIRREA, the federal banking agencies are required to rate each insured institution's performance under CRA and to make such information publicly available. In the case of an acquisition by a bank holding company, the CRA performance records of the banks involved in the transaction are reviewed as part of the processing of the acquisition application. A CRA rating other than "outstanding" or "satisfactory" can substantially delay or block a transaction. Based upon its most recent examination, Sterling Bank has a satisfactory CRA rating.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Branching Act") increased the ease and likelihood of interstate branching throughout much of the United States. The Interstate Branching Act removes state law barriers to acquisitions in all states and allows multi-state banking operations to merge into a single bank with interstate branches. Interstate banking and branching authority will be subject to certain conditions and restrictions, such as capital adequacy, management and CRA compliance. The Interstate Branching Act preempts existing barriers that restrict entry into all states, such as regional compacts and reciprocal agreements, thus creating opportunities for expansion into markets that were previously closed. Under the Interstate Branching Act, bank holding companies are now able to acquire banks in any state, subject to certain conditions. Banks acquired pursuant to this authority may subsequently be converted to branches. Interstate branching is permitted by allowing banks to merge across state lines to form a single institution. Interstate merger transactions can be used to consolidate existing multi-state operations or to acquire new branches. A bank may establish a new branch as its initial entry into a state only if the state has authorized de novo branching. In addition, out-of-state banks may merge with a single branch of a bank if the state has authorized such a transaction. The Federal Reserve Board, however, will only allow the acquisition by a bank holding company of an interest in any bank located in another state if the statutory laws of the state in which the target bank is located expressly authorize such acquisitions. The interstate branching provisions became effective on June 1, 1997, unless a state took action before that time. Texas elected to "opt out" of the Interstate Branching Act. Despite Texas' having opted out of the Interstate Branching Act, the Texas Banking Act permits, in certain circumstances, out-of-state bank holding companies to acquire certain existing banks and bank holding companies in Texas.

  STERLING BANK

     Sterling Bank is a Texas-chartered banking association. The Bank's deposits are insured, up to applicable limits, by the Bank Insurance Fund of the FDIC. Therefore, the Banks are subject to supervision and regulation by both the Texas Department of Banking and the FDIC. Pursuant to such regulation, the Bank may be subject to special restrictions, supervisory requirements and potential enforcement actions. Sterling Bank is not a member of the Federal Reserve System; however, the Federal Reserve Board also has supervisory authority that directly affects the Bank. Sterling Bank is a member of the Federal Home Loan Bank and, therefore, is also subject to compliance with its requirements.

     Permissible Activities for State-Chartered Institutions. The Texas Constitution provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, FDICIA has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Bank Insurance Fund ("BIF").

     Branching. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Commissioner of the Texas Department of Banking (the "Commissioner"). The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community, and consistency with corporate powers. There are no federal limitations on the ability of insured non-member state banks to branch across state lines; however, such branching would be subject to applicable state law restrictions.

     Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking subsidiaries, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

     Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing its time for comparable transactions with or involving other non-affiliated persons.

     The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively, the "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

     Capital Adequacy Requirements. The Bank is subject to the capital adequacy requirements promulgated by the FDIC and the Texas Department of Banking. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

     The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2002, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 8.94% and its ratio of total capital to total risk-weighted assets was 9.82%. See "Management's Discussion and Analysis of Financial Condition and Result of Operation -- Financial Condition -- Capital Resources."

     The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 2002, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 8.31%.

     Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher, a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital ratio for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized. As of December 31, 2002, the Bank was classified as "adequately capitalized" for purposes of the FDIC's prompt corrective action regulations.

     In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisition, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

     As an institution's capital decreases, the FDIC's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

     Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

     Brokered Deposit Restrictions. FIRREA and FDICIA generally limit institutions which are not well capitalized from accepting brokered deposits. In general, undercapitalized institutions may not solicit, accept or renew brokered deposits. Adequately capitalized institutions may not solicit, accept or renew brokered deposits unless they obtain a waiver from the FDIC. Even in that event, the institution must comply with rate limitations imposed by the FDI Act. At December 31, 2002, the most recent report filed by the Bank categorized it as "adequately capitalized." The Bank has received a waiver from the FDIC permitting it to solicit, accept or renew brokered deposits through June 30, 2003; however, the waiver may be revoked by the FDIC at any time.

     Restrictions on Subsidiary Banks. Dividends paid by the Bank provided substantially all of the Company's cash flow during 2002 and will continue to do so in the foreseeable future. Under federal law, the Bank may not pay a dividend that results in an "undercapitalized" situation. At December 31, 2002, there was an aggregate of approximately $67.2 million available for the payment of dividends by the Bank to the Company without prior regulatory approval.

     Other requirements in Texas law affecting the operation of subsidiary banks include requirements relating to maintenance of reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and limitations relating to investments and other activities.

     Examinations. The FDIC periodically examines and evaluates insured banks. FDIC examinations are conducted every 12 months. The FDIC may, however, accept the result of a Texas Department of Banking examination in lieu of conducting an independent examination. FDICIA authorizes the FDIC to assess the institution for its costs of conducting the examinations.

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

     Audit Reports. Insured institutions with total assets of $500 million must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For certain institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting solely of outside directors. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers. The Company has an audit committee comprised solely of outside directors with at least one certified public accountant and, therefore, is in compliance with the requirements for large institutions.

     Deposit Insurance Assessments. The FDIC assesses deposit insurance premiums on all banks in order to adequately fund the BIF so as to resolve any insured institution that is declared insolvent by its primary regulator. The FDIC has established a risk-based deposit insurance premium system to calculate a depository institution's semi-annual deposit insurance assessment. The FDIC's semi-annual assessment is based upon the designated reserve ratio for the deposit insurance fund and the probability and extent to which the deposit insurance fund will incur a loss with respect to the institution. In addition, the FDIC can impose special assessments to cover the cost of borrowings from the U.S. Treasury, the Federal Financing Bank, and BIF member banks.

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

     In 1996, a law was passed that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund ("SAIF") and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With regard to the assessment for the FICO obligation, the current BIF and SAIF rate is .0168% of deposits.

     Expanding Enforcement Authority. One of the major additional impacts imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

     Effect on Economic Environment. The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

     Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

     Consumer Laws and Regulations. In addition to the banking laws and regulations discussed above, banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations. Also, see discussion of the consumer privacy protection provision of the Gramm-Leach-Bliley Act under the "Recently Enacted Legislative and Regulatory Changes" caption above.

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

ITEM 2 -- PROPERTIES

     The principal executive offices of the Company and the Bank are located at 2550 North Loop West, Suite 600, Houston, Texas, 77092, in spaced leased by the Company. In addition to its principal office, the Company operates the following locations:

                                                              OWNED   LEASED   TOTAL
                                                              -----   ------   -----
Banking offices in the Houston metropolitan area............   17       12       29
Banking offices in the San Antonio metropolitan area........    2        3        5
Banking offices in the South Texas..........................    4       --        4
Banking offices in the Dallas metropolitan area.............    1        1        2
Central department offices..................................    1        3        4
Mortgage production offices
  Arizona...................................................   --       10       10
  Colorado..................................................   --        2        2
  California................................................   --       19       19
  Florida...................................................   --        1        1
  Hawaii....................................................   --        1        1
  Illinois..................................................   --        1        1
  Kansas....................................................   --        1        1
  Kentucky..................................................   --        1        1
  Louisiana.................................................   --        1        1
  Missouri..................................................   --        1        1
  Nevada....................................................   --        3        3
  Oregon....................................................   --        4        4
  Texas.....................................................   --       21       21
  Virginia..................................................   --        1        1
  Washington................................................   --        6        6
                                                               --       --      ---
     Total..................................................   25       92      117
                                                               ==       ==      ===

ITEM 3 -- LEGAL PROCEEDINGS

     From time to time, the Bank is a party to various legal proceedings incident to its business. Currently, neither the Company nor any of its subsidiaries is involved in any material legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART -- II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's stock trades through The Nasdaq National Market under the symbol "SBIB." The following table sets forth the high and low closing stock prices of the Company's common stock, as quoted on The Nasdaq National Market, and the dividends paid thereon for each quarter of the last two fiscal years. This information has been restated to reflect all stock splits occurring prior to the issuance of this report.

                                                            HIGH     LOW     DIVIDEND
                                                           ------   ------   --------
2002
  First quarter..........................................  $14.41   $12.36   $0.04000
  Second quarter.........................................   15.09    12.69   $0.04000
  Third quarter..........................................   15.30    12.65   $0.04000
  Fourth quarter.........................................   13.50    10.60   $0.04000
2001
  First quarter..........................................  $14.00   $10.83   $0.03667
  Second quarter.........................................   12.79    11.08   $0.03667
  Third quarter..........................................   15.65    12.34   $0.03667
  Fourth quarter.........................................   13.47    11.56   $0.03667

     On January 27, 2003, the Company's Board of Directors declared a quarterly cash dividend of $0.045 per share payable on February 21, 2003, to shareholders of record on February 7, 2003. The Company intends to continue to pay a dividend at the rate of $0.045 per share quarterly throughout 2003.

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

     As of February 7, 2003, the Company estimates that there were 1,053 shareholders of record of common stock. The number of beneficial shareholders is unknown to the Company at this time.

     For information on the ability of the Bank to pay dividends and make loans to the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity" and Note U of the consolidated financial statements.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table sets forth summary historical data for the Company for the periods indicated. During the periods indicated, the Company completed seven acquisitions of bank holding companies and/or banks in merger transactions that were accounted for using either the purchase method of accounting or the "pooling of interests" method of accounting. With respect to the four mergers completed during the reported periods which were accounted for using the "pooling of interests" method, all financial data relating to such entities prior to the respective mergers have been restated to include the merged entities' balance sheet data and historical results of operations. In addition, data has been restated to reflect the effect of stock splits where applicable.

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                   ----------   ----------   ----------   ----------   ----------
                                            (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
SUMMARY OF INCOME:
Interest income..................  $  176,391   $  170,418   $  166,523   $  129,291   $  115,586
Interest expense.................      29,719       47,257       62,824       37,470       34,600
                                   ----------   ----------   ----------   ----------   ----------
Net interest income..............     146,672      123,161      103,699       91,821       80,986
Provision for credit losses......      14,018       11,684        9,668        9,236        6,275
Noninterest income...............      94,510       64,762       41,642       30,632       23,014
Noninterest expense..............     172,352      128,523       95,492       81,778       69,699
                                   ----------   ----------   ----------   ----------   ----------
Income from continuing operations
  before income taxes............      54,812       47,716       40,181       31,439       28,026
Provision for income taxes from
  continuing operations..........      18,139       16,731       12,641        9,803        9,116
                                   ----------   ----------   ----------   ----------   ----------
Income from continuing
  operations.....................      36,673       30,985       27,540       21,636       18,910
                                   ----------   ----------   ----------   ----------   ----------
Loss from discontinued operations
  before income taxes............        (183)        (905)          --           --           --
Provision for income taxes from
  discontinued operations........         (61)        (321)          --           --           --
                                   ----------   ----------   ----------   ----------   ----------
Loss from discontinued
  operations.....................        (122)        (584)          --           --           --
                                   ----------   ----------   ----------   ----------   ----------
Net income.......................  $   36,551   $   30,401   $   27,540   $   21,636   $   18,910
                                   ==========   ==========   ==========   ==========   ==========
COMMON SHARE DATA:
Basic earnings per share.........  $     0.83   $     0.72   $     0.66   $     0.52   $     0.47
Diluted earnings per share.......  $     0.82   $     0.71   $     0.65   $     0.51   $     0.46
Cash dividends declared..........  $    0.160   $    0.147   $    0.133   $    0.120   $    0.107
Book value per share at
  period-end.....................  $     5.65   $     4.96   $     3.98   $     3.40   $     2.98
Tangible book value per share at
  period-end.....................  $     4.26   $     3.70   $     3.84   $     3.25   $     2.83
Weighted average common shares...      43,872       42,180       41,596       41,422       39,830
Weighted average common and
  common equivalent shares.......      44,756       43,044       42,212       42,218       41,276
BALANCE SHEET DATA (at
  period-end):
Total assets.....................  $3,582,745   $2,778,090   $2,077,214   $2,060,112   $1,591,284
Loans, net of unearned
  discount.......................   2,611,866    1,897,645    1,484,990    1,261,273    1,079,657
Allowance for credit losses......      27,621       22,927       16,862       13,998       11,352
Total securities.................     313,054      329,416      295,392      528,743      263,682
Deposits.........................   2,532,902    2,138,601    1,718,822    1,508,789    1,410,076
Other borrowed funds.............     509,590      180,298      140,364      362,332       15,333
Notes payable....................      21,430       20,879        1,600           --        2,069
Company-obligated mandatorily
  redeemable trust preferred
  securities of subsidiary
  trust..........................      80,000       57,500       28,750       28,750       28,750
Shareholders' equity.............     249,327      217,369      166,825      141,070      122,040

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                   ----------   ----------   ----------   ----------   ----------
                                            (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
SELECTED PERFORMANCE RATIOS:
Return on average assets.........        1.21%        1.24%        1.32%        1.26%        1.25%
Return on average shareholders'
  equity.........................       15.44%       16.58%       17.82%       16.37%       17.02%
Dividend payout ratio............       19.24%       19.45%       19.04%       20.85%       21.71%
Net interest margin (tax
  equivalent)....................        5.66%        5.88%        5.61%        6.05%        6.02%
ASSET QUALITY RATIOS:
Period-end nonperforming loans to
  total loans....................        0.75%        0.75%        0.65%        0.48%        0.51%
Period-end nonperforming assets
  to total assets................        0.64%        0.58%        0.55%        0.37%        0.49%
Period-end allowance for credit
  losses to nonperforming
  loans..........................      140.54%      161.51%      175.74%      229.89%      207.53%
Period-end allowance for credit
  losses to total loans..........        1.06%        1.21%        1.14%        1.11%        1.05%
Net charge-offs to average
  loans..........................        0.46%        0.50%        0.51%        0.59%        0.38%
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average
  deposits.......................       96.89%       88.39%       83.34%       77.70%       74.37%
Period-end shareholders' equity
  to total assets................        6.96%        7.82%        8.03%        6.85%        7.67%
Average shareholders' equity to
  average assets.................        7.83%        7.50%        7.41%        7.70%        7.36%
Period-end Tier 1 capital to risk
  weighted assets................        8.41%        9.64%       10.51%       10.82%       11.56%
Period-end total capital to risk
  weighted assets................        9.29%       10.66%       11.26%       11.74%       12.45%
Period-end Tier 1 leverage ratio
  (Tier 1 capital to total
  average assets)................        7.81%        8.40%        9.10%        8.21%        9.39%

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

     During the periods indicated, the Company completed seven acquisitions of bank holding companies and/or banks in merger transactions that were accounted for using either the purchase method of accounting or the "pooling of interests" method of accounting. With respect to the four mergers completed during the reported periods which were accounted for using the "pooling of interests" method, all financial data relating to such entities to the respective mergers have been restated to include the merged entities' balance sheet data and historical results of operations.

     In 2002, the Company entered into two separate agreements for the sale of four banking offices in South Texas. Revenues, operating costs and expenses, and other non-operating results from the discontinued operations of the four banking offices are excluded from the Company's results from continuing operations for 2002. Alternatively, the financial results are presented in the Company's Consolidated Balance Sheets in line items entitled "Assets related to discontinued operations" and "Liabilities related to discontinued operations;" the Consolidated Statements of Income under line items "Loss from discontinued operations before income taxes" and "Loss from discontinued operations;" and, Consolidated Statements of Cash Flows as "Net cash provided by (used in) discontinued operations." See further discussion of discontinued operations in Note J to the consolidated financial statements in this annual report.

     Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors and Cautionary Statement for Purposes of the Provisions of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" below.

CRITICAL ACCOUNTING ESTIMATES

     The Company's accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note A to the consolidated financial statements in this annual report. The Company believes that of its significant accounting policies, the allowance for credit losses may involve a higher degree of judgment and complexity

     Allowance for Credit Losses -- The allowance for credit losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management's judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company's control. Please refer to the subsequent discussion of "Allowance for Credit Losses" below as well as Note A to the consolidated financial statements in this annual report for additional insight into management's approach and methodology in estimating the allowance for credit losses.

RESULTS OF OPERATIONS

  PERFORMANCE SUMMARY

     Net income for 2002 was $36.6 million compared with $30.4 million in 2001, an increase of 20.2%. Diluted earnings per share were $.82 in 2002 and $.71 in 2001, an increase of 15.5%. Included in net income is the after-tax merger related charges of $631,000 in 2002 and $2.1 million in 2001. In addition to the merger costs, the Company incurred noncash expenses of $1.4 million in 2002 in relation to the prepayment of its 9.28% Trust Preferred Securities. Please refer to "Company-Obligated Mandatorily Redeemable Trust Preferred Securities" below. Net income for 2001 was $30.4 million or $.71 per diluted share. After-tax acquisition charges of $2.1 million, are included in net income. All per share amounts have been restated to reflect the stock splits effected as stock dividends through September 18, 2001.

     Two industry measures of the performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net earnings in relation to average total assets and indicates a company's ability to employ its resources profitably. During 2002, the Company's

ROA was 1.21%, as compared to 1.24% and 1.32% for 2001 and 2000, respectively. During 2002, the Company's return on equity was 15.44% compared to 16.58% and 17.82% for 2001 and 2000, respectively.

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

     Net interest income for 2002 was $146.7 million, up $23.5 million or 19.1% from $123.2 million for 2001. The growth in net interest income is primarily attributable to decreasing interest rates in 2001 and the 30.4% increase in average loans. The loan growth related to the acquisitions of ENB Bankshares, CaminoReal Bancshares and Community Bancshares was 5.2%. Since the Lone Star Bancorporation acquisition was accounted for using the "pooling of interests" accounting method, the financial data was restated to include Lone Star Bancorporation's balance sheet data and historical results of operations, and there is no loan growth separately attributable to the acquisition of Lone Star Bancorporation. The Federal Reserve Bank decreased the discount rate in the aggregate by 475 basis points in 2001 and 50 basis points in November of 2002. Consequently, the Bank's yields decreased in 2001 and 2002 as a result of the Bank lowering its prime rate in relation to the Federal Reserve decreases. While average earning assets increased 23.3%, the yield decreased 129 basis points from 8.03% in 2001 to 6.74% in 2002. As of December 31, 2002, average interest bearing liabilities were $1.7 billion, an increase of $317.6 million or 22.6% from December 31, 2001. Average interest bearing deposits increased 15.5%. The increase in average interest bearing deposits related to the acquisitions of ENB Bankshares, CaminoReal Bancshares and Community Bancshares was 6.6%. The cost of interest bearing liabilities decreased 164 basis points from 3.37% in 2001 to 1.73% in 2002. The Company's 5.66% tax equivalent net interest margin for 2002 decreased from the 5.88% recorded in 2001.

     Net interest income for 2001 was $123.2 million, up $19.5 million or 18.9% from $103.7 million for 2000. The growth in net interest income is primarily attributable to the 27.2% increase in average loans. Average earning assets increased 13.2% from 2000 to 2001. During the latter part of 2000, the Bank deleveraged its balance sheet resulting in a decrease in average securities of 30.2% from 2000 to 2001. The yield on interest earning assets decreased 86 basis points from 8.89% in 2000 to 8.03% in 2001. Additionally during 2000, the Board of Governors of the Federal Reserve System ("Federal Reserve") increased the discount rate a total of 100 basis points whereas in 2001, the Federal Reserve decreased the discount rate 11 times for a total of 475 basis points. The cost of interest bearing liabilities decreased 127 basis points from 4.64% in 2000 to 3.37% in 2001. This decrease in rates was due to a combination of the Federal Reserve rate decreases as well as the deleveraging of the balance sheet. For 2001, the tax equivalent net interest margin increased 27 basis points to 5.88% from 5.61% for 2000.

     To provide a more in-depth analysis of net interest income, the following average balance sheets and net interest income analysis detail the contribution of interest earning assets to overall net interest income and the impact of the cost of funds:

                                                                    YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                           2002                              2001                              2000
                              -------------------------------   -------------------------------   -------------------------------
                               AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
                               BALANCE     INTEREST    YIELD     BALANCE     INTEREST    YIELD     BALANCE     INTEREST    YIELD
                              ----------   --------   -------   ----------   --------   -------   ----------   --------   -------
                                                                        (IN THOUSANDS)
INTEREST EARNING ASSETS:
Deposits in financial
 institutions...............  $    1,960   $    106    5.41%    $    1,235   $     79    6.40%    $    1,225   $     74    6.04%
Federal funds sold and
 securities purchased under
 agreements to resell.......      25,326        463    1.83%        74,229      3,578    4.82%        60,401      4,471    7.40%
Trading assets..............     114,752      4,540    3.96%        49,352      2,787    5.65%            --         --      --
Securities (taxable)........     242,004     13,957    5.77%       265,064     16,667    6.29%       400,815     27,214    6.79%
Securities (non-taxable)....      66,509      2,890    4.35%        70,814      3,304    4.67%        80,282      3,503    4.36%
Loans held for sale
 (taxable) (1)..............     407,055     27,660    6.80%       179,627     13,459    7.49%        84,736      7,301    8.62%
Loans held for investment
 (taxable) (1)..............   1,754,650    126,505    7.21%     1,478,556    130,296    8.81%     1,245,621    123,902    9.95%
Loans held for investment
 (non-taxable)..............       4,746        270    5.69%         3,435        248    7.22%           925         58    6.27%
                              ----------   --------    ----     ----------   --------    ----     ----------   --------    ----
 Total interest earning
   assets...................   2,617,002    176,391    6.74%     2,122,312    170,418    8.03%     1,874,005    166,523    8.89%
NONINTEREST EARNING ASSETS:
Cash and due from banks.....      90,851                            84,106                            68,710
Premises and equipment,
 net........................      53,783                            51,516                            45,892
Other assets................     245,661                           168,966                           114,381
Allowance for credit
 losses.....................     (25,192)                          (20,296)                          (15,454)
Assets related to
 discontinued operations....      40,056                            39,164                                --
                              ----------                        ----------                        ----------
 Total noninterest earning
   assets...................     405,159                           323,456                           213,529
                              ----------                        ----------                        ----------
 Total assets...............  $3,022,161                        $2,445,768                        $2,087,534
                              ==========                        ==========                        ==========
INTEREST BEARING
 LIABILITIES:
Demand and savings
 deposits...................  $  835,842   $  7,940    0.95%    $  731,442   $ 16,010    2.19%    $  621,038   $ 19,879    3.20%
Certificates and other time
 deposits...................     579,005     16,036    2.77%       493,244     24,251    4.92%       440,062     24,256    5.51%
Other borrowed funds........     284,965      4,946    1.74%       175,106      6,861    3.92%       293,556     18,653    6.35%
Notes payable...............      20,985        797    3.80%         3,369        135    4.01%           416         36    8.65%
                              ----------   --------    ----     ----------   --------    ----     ----------   --------    ----
 Total interest bearing
   liabilities..............   1,720,797     29,719    1.73%     1,403,161     47,257    3.37%     1,355,072     62,824    4.64%
NONINTEREST BEARING
 LIABILITIES:
Demand deposits.............     821,097                           655,074                           536,351
Other liabilities...........      39,627                            20,795                            12,772
Liabilities related to
 discontinued operations....     134,351                           130,563                                --
                              ----------                        ----------                        ----------
 Total noninterest bearing
   liabilities..............     995,075                           806,432                           549,123
Trust preferred
 securities.................      69,620                            52,853                            28,750
Shareholders' equity........     236,669                           183,322                           154,589
                              ----------                        ----------                        ----------
 Total liabilities and
   shareholders' equity.....  $3,022,161                        $2,445,768                        $2,087,534
                              ==========                        ==========                        ==========
Net interest income and
 margin (2).................               $146,672    5.60%                 $123,161    5.80%                 $103,699    5.53%
                                           ========    ====                  ========    ====                  ========    ====
Net interest income and
 margin (tax-equivalent
 basis) (3).................               $148,243    5.66%                 $124,800    5.88%                 $105,133    5.61%
                                           ========    ====                  ========    ====                  ========    ====

---------------

(1) Loan origination fees are considered adjustments to interest income. These fees aggregated $5,144,000, $2,776,000 and $2,232,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

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

     The following rate/volume analysis shows the portions of the net change in interest income due to changes in volume or rate. The changes in interest income due to both rate and volume in the analysis have been allocated to the volume or rate change in proportion to the absolute amounts of the change in each (in thousands):

                                     2002 VS. 2001 INCREASE (DECREASE)     2001 VS. 2000 INCREASE (DECREASE)
                                            DUE TO CHANGES IN:                    DUE TO CHANGES IN:
                                    -----------------------------------   -----------------------------------
                                     VOLUME        RATE        TOTAL       VOLUME        RATE        TOTAL
                                    ---------   ----------   ----------   ---------   ----------   ----------
INTEREST EARNING ASSETS:
Deposits in financial
  institutions....................   $    39     $    (12)    $     27     $     1     $      4     $      5
Federal funds sold and securities
  purchased under agreements to
  resell..........................      (894)      (2,221)      (3,115)        667       (1,560)        (893)
Trading assets....................     2,587         (834)       1,753       2,787           --        2,787
Securities (taxable)..............    (1,330)      (1,380)      (2,710)     (8,536)      (2,011)     (10,547)
Securities (non-taxable)..........      (187)        (227)        (414)       (442)         243         (199)
Loans held for sale (taxable).....    15,454       (1,253)      14,201       7,110         (952)       6,158
Loans held for investment
  (taxable).......................    19,906      (23,697)      (3,791)     20,527      (14,133)       6,394
Loans held for investment (non-
  taxable)........................        75          (53)          22         181            9          190
                                     -------     --------     --------     -------     --------     --------
Total interest income.............    35,650      (29,677)       5,973      22,295      (18,400)       3,895
                                     -------     --------     --------     -------     --------     --------
INTEREST BEARING LIABILITIES:
Demand and savings deposits.......       992       (9,062)      (8,070)      2,417       (6,286)      (3,869)
Certificates and other time
  deposits........................     2,375      (10,590)      (8,215)      2,615       (2,620)          (5)
Other borrowed funds..............     1,907       (3,822)      (1,915)     (4,641)      (7,151)     (11,792)
Notes payable.....................       669           (7)         662         118          (19)          99
                                     -------     --------     --------     -------     --------     --------
Total interest expense............     5,943      (23,481)     (17,538)        509      (16,076)     (15,567)
                                     -------     --------     --------     -------     --------     --------
Net interest income...............   $29,707     $ (6,196)    $ 23,511     $21,786     $ (2,324)    $ 19,462
                                     =======     ========     ========     =======     ========     ========

  NONINTEREST INCOME

     The Company's noninterest income consists primarily of customer service fees, gains arising from the sale of mortgage loans and origination fees relating to mortgage loans. Noninterest income for 2002 totaled $94.5 million, an increase of $29.7 million or 45.9% over the $64.8 million in 2001. Noninterest income for 2001 totaled $64.8 million, an increase of $23.1 million or 55.5% over the $41.6 million in 2000. The following table shows the breakout of noninterest income between commercial banking and mortgage banking for 2002, 2001 and 2000 (in thousands):

                                          2002                               2001                               2000
                            --------------------------------   --------------------------------   --------------------------------
                            COMMERCIAL   MORTGAGE              COMMERCIAL   MORTGAGE              COMMERCIAL   MORTGAGE
                             BANKING     BANKING    COMBINED    BANKING     BANKING    COMBINED    BANKING     BANKING    COMBINED
                            ----------   --------   --------   ----------   --------   --------   ----------   --------   --------
Customer service fees.....   $15,209     $    --    $15,209     $13,245     $    --    $13,245     $10,832     $    --    $10,832
Gains on sale of mortgage
  loans...................        --      32,385     32,385          --      24,206     24,206          --      11,959     11,959
Origination fees..........        --      23,641     23,641          --      10,392     10,392          --       5,892      5,892
Servicing fees............        --       3,207      3,207          --       1,051      1,051          --         426        426
Bank-owned life insurance
  income..................     2,084          --      2,084       2,049          --      2,049       1,888          --      1,888
Debit card fees...........     1,327          --      1,327         877          --        877         223          --        223
Gain on the sale of
  trading assets..........     1,018          --      1,018         298          --        298          --          --         --
Gain on the sale of credit
  card loan portfolio.....        --          --         --          --          --         --         237          --        237
Gain on the sale of
  land....................        --          --         --          --          --         --         244          --        244
Other.....................     7,859       7,780     15,639       6,318       6,326     12,644       6,422       3,519      9,941
                             -------     -------    -------     -------     -------    -------     -------     -------    -------
                             $27,497     $67,013    $94,510     $22,787     $41,975    $64,762     $19,846     $21,796    $41,642
                             =======     =======    =======     =======     =======    =======     =======     =======    =======

     Commercial Banking Segment. For 2002, noninterest income from commercial banking was $27.5 million, as compared to $22.8 million for 2001, an increase of $4.7 million or 20.7%. During 2002, customer service fees increased $2.0 million or 14.8%, as a result of the acquisitions of Eagle National, Community and CaminoReal and the growth in deposit transaction accounts. The increase of $720,000 from the gain on trading assets is due to the trading department being established in the second quarter of 2001. Increased debit card usage caused the debit card fees to increase $450,000. In 2002, the Bank began selling the guaranteed portion of SBA loans resulting in a premium of $312,000 being recognized in 2002. Also in 2002, the Bank began selling fixed and variable annuity products and recorded income totaling $300,000 in 2002. Additionally, the Company sold the charter for Community Bank in June 2002 for $150,000. During 2001, customer service fees increased $2.4 million or 22.2%, primarily as a result of an overall increase in average demand and savings accounts of 26.2% from volume growth in deposit accounts and the acquisition of CaminoReal Bank. Also during the latter half of 2000, the Bank introduced its debit card. Fees related to the debit cards totaled $877,000 in 2001 as compared to $223,000 in 2000. In December 2000, the Bank sold land for a gain of $244,000. Finally, during the first quarter of 2000, the Bank sold its credit card portfolio to a correspondent bank for a net gain of $237,000.

     Mortgage Banking Segment. For 2002, noninterest income from the mortgage banking segment increased $25.0 million or 59.6% from $42.0 million for 2001 to $67.0 million in 2002. Income from the mortgage banking segment primarily consists of origination fees and gains on the sale of mortgage loans. The average length of time a mortgage loan is held in the portfolio of SCMC is approximately thirty days. During 2002, SCMC had $4.5 billion in loan fundings as compared to $2.6 billion in 2001. The increase in noninterest income and noninterest expense is mainly due to the favorable interest rate environment which led to increased loan refinancing and new loan activity and the opening of thirty-six new retail locations in 2002. For 2001, noninterest income from the mortgage banking segment increased $20.2 million or 92.6% from $21.8 million for 2000 to $42.0 in 2001. During 2001, SCMC had $2.6 billion in loan fundings as compared to $1.4 billion in 2000. The increase in noninterest income and noninterest expense is primarily due to the favorable interest rate environment which led to increased loan refinancing and new loan activity. In addition, new retail locations were opened in 2001.

  NONINTEREST EXPENSE

     Noninterest expense for 2002 totaled $172.4 million, an increase of $43.8 million or 34.1% over the $128.5 million in 2001. Noninterest expense increased $33.0 million or 34.6% from $95.5 million in 2000 to $128.5 million in 2001.

     The following table shows the breakout of noninterest expense between commercial banking and mortgage banking for 2002, 2001 and 2000 (in thousands):

                                          2002                               2001                               2000
                            --------------------------------   --------------------------------   --------------------------------
                            COMMERCIAL   MORTGAGE              COMMERCIAL   MORTGAGE              COMMERCIAL   MORTGAGE
                             BANKING     BANKING    COMBINED    BANKING     BANKING    COMBINED    BANKING     BANKING    COMBINED
                            ----------   --------   --------   ----------   --------   --------   ----------   --------   --------
Salaries and employee
  benefits................   $ 61,705    $26,814    $88,519     $ 53,971    $13,916    $67,887     $44,660     $ 8,803    $53,463
Occupancy expenses........     14,792      8,663     23,455       13,656      4,320     17,976      10,229       3,533     13,762
Mortgage servicing rights
  amortization and
  impairment..............         --     13,150     13,150           --      1,154      1,154          --         252        252
Technology................      5,001        676      5,677        5,030        288      5,318       3,851         122      3,973
Professional fees.........      4,165        536      4,701        2,960        237      3,197       2,117         246      2,363
Postage and delivery
  charges.................      2,162      1,119      3,281        1,965        528      2,493       1,476         325      1,801
Supplies..................      1,342      1,388      2,730        1,442        514      1,956       1,391         428      1,819
Net losses and carrying
  costs of real estate
  acquired by
  foreclosure.............        481         --        481          176         --        176         284          --        284
FDIC assessment...........        390         --        390          470         --        470         316          --        316
Minority interest
  expense.................      5,916        842      6,758        4,716      2,273      6,989       2,668         752      3,420
Conversion costs related
  to acquisitions.........        822         --        822        3,181         --      3,181          --          --         --
Other.....................     16,610      5,778     22,388       14,354      3,372     17,726      11,791       2,248     14,039
                             --------    -------    --------    --------    -------    --------    -------     -------    -------
                             $113,386    $58,966    $172,352    $101,921    $26,602    $128,523    $78,783     $16,709    $95,492
                             ========    =======    ========    ========    =======    ========    =======     =======    =======

     Commercial Banking Segment. For 2002, noninterest expenses related to commercial banking were $113.4 million, as compared to $101.9 million for 2001, an increase of $11.5 million or 11.2%. Salaries and employee benefits in the commercial banking segment for 2002 totaled $61.7 million, an increase of $7.7 million or 14.3% over $54.0 million for 2001. Increased salaries and employee benefits expenses related to the acquisitions of Eagle National, Community and CaminoReal offices since acquisition were $1.7 million. Also salaries increased due to the new banking office opened in San Antonio in June 2002, the new energy lending division established during the first quarter of 2002 and the trading department established in the second quarter of 2001. Salaries and employee benefits expenses including discontinued operations in the commercial banking segment for 2001 totaled $54.0 million, an increase of $9.3 million or 20.1% over $44.7 million for 2000. Increased salaries and employee benefits expenses related to the acquisition of the CaminoReal Bank offices since acquisition were $2.8 million. The increase is also attributable to the hiring of personnel for two de novo offices (Dallas and Deer Park) as well as new central departments such as internet banking, document imaging and community affairs. Additionally, medical insurance expense increased $1.2 million during 2001.

     Professional fees relating to commercial banking in 2002 totaled $4.2 million, an increase of $1.2 million or 40.7% from $3.0 million in 2001. This increase is the primarily due to $906,000 of computer software consulting fees related to the trustee deposits held by the Bank. Additionally the Company incurred expenses of $109,000 in the second quarter of 2002 related to its 401(k) plan conversion.

     Minority interest expense increased $1.2 million or 25.4% from 2001 as compared to 2002 and $2.0 million or 76.8% from 2000 as compared to 2001. The increases are related to the interest on the additional trust preferred securities issued in September 2002, August 2002 and March 2001. Please refer to the subsequent discussion of "Company-Obligated Mandatorily Redeemable Trust Preferred Securities" for additional details of the issuances.

     In 2002, the Company recorded $822,000 in conversion costs related to the acquisition of Eagle National. Conversion costs in 2001 related to the acquisition of Community Bancshares, Inc. in December 2001, Lone Star Bancshares, Inc. in August 2001 and CaminoReal Bancshares in March 2001 totaled $957,000, $1.2 million and $1.0 million, respectively. The costs include retention and severance expenses as well as data processing costs related to the conversions of the acquired banks' systems.

     Other expenses in the commercial banking segment totaled $16.6 million in 2002, an increase of $2.3 million or 15.7%, from $14.4 million in 2001. Due to the adoption of SFAS 142, amortization of the goodwill presently on the Company's books was terminated January 1, 2002. Amortization of goodwill expensed in 2001 was $767,000. The Company incurred $1.4 million in noncash charges related to the early redemption of its trust preferred securities in November 2002. Amortization in 2002 of the core deposit intangible related to the acquisition of Community Bank and Eagle National Bank was $426,000. Other expenses in the commercial banking segment totaled $14.4 million in 2001, an increase of $2.6 million or 21.7%, from $11.8 million in 2000. The increase in goodwill amortization recorded in 2001 related to the CaminoReal Bancshares acquisition was $583,000. Also, charges related to the new debit card program increased $252,000 from 2000.

     Mortgage Banking Segment. Noninterest expense for the mortgage banking segment for 2002 was $59.0 million, as compared to $26.6 million for 2001, an increase of $32.4 million or 121.7%. The increase in expenses is due to variable expenses related to the increase in loan fundings and the opening of thirty-six new locations in 2002. Employees increased from 622 in 2001 to 1,100 in 2002. Also based upon an outside valuation of the mortgage servicing rights, an impairment of $9.5 million was recorded in 2002. The impairment of mortgage servicing rights is a result of the decline in mortgage interest rates and an increase in prepayments of mortgages which are serviced by SCMC due to a favorable interest rate environment which led to increased loan refinancing and new loan activity. Noninterest expense for the mortgage banking segment for 2001 was $26.6 million, as compared to $16.7 million for 2000, an increase of $9.9 million or 59.2%. This increase in noninterest expense is primarily due to the favorable interest rate environment which led to increased loan refinancing and new loan activity. In addition, new retail locations were opened in 2001.

  INCOME TAXES

     The Company provided $18.1 million for federal income taxes for 2002, $16.4 million for 2001, and $12.6 million for 2000. The effective tax rates for 2002, 2001, and 2000 were 33.1%, 35.1%, and 31.5%, respectively.

FINANCIAL CONDITION

  LOANS HELD FOR INVESTMENT

     At December 31, 2002, loans held for investment totaled $1.9 billion, an increase of $274.4 million or 16.8% over loans at December 31, 2001 of $1.6 billion. Loans acquired as a result of the acquisition of Eagle National in September 2002 totaled $64.4 million.

     At December 31, 2002, loans held for investment were 75.4% of deposits and 53.3% of total assets. At December 31, 2001, loans held for investment were 76.5% of deposits and 58.9% of total assets.

     The following table summarizes the loan portfolio of the Bank by type of loan as of December 31 of the year indicated, excluding loans held for sale (in thousands):

                                 2002                 2001                 2000                 1999                1998
                          ------------------   ------------------   ------------------   ------------------   ----------------
                            AMOUNT       %       AMOUNT       %       AMOUNT       %       AMOUNT       %      AMOUNT      %
                          ----------   -----   ----------   -----   ----------   -----   ----------   -----   --------   -----
Commercial, financial
  and industrial:
  US addressees.........  $  576,994    30.2%  $  498,850    30.5%  $  472,392    35.1%  $  436,518    36.7%  $357,872    36.0%
  Non-US addressees.....       7,207     0.4%       7,594     0.5%       4,807     0.4%       5,917     0.5%     4,047     0.4%
Real estate mortgage:
  Commercial............     618,047    32.3%     521,780    31.9%     449,007    33.4%     360,092    30.2%   273,067    27.4%
  Residential...........     194,585    10.2%     180,088    11.0%     155,796    11.5%     141,661    11.9%   122,252    12.3%
Real estate
  construction..........     368,468    19.3%     280,696    17.1%     134,482    10.0%     115,761     9.7%   114,502    11.5%
Consumer................     145,264     7.6%     147,132     9.0%     129,358     9.6%     130,920    11.0%   123,057    12.4%
                          ----------   -----   ----------   -----   ----------   -----   ----------   -----   --------   -----
                          $1,910,565   100.0%  $1,636,140   100.0%  $1,345,842   100.0%  $1,190,869   100.0%  $994,797   100.0%
                          ==========   =====   ==========   =====   ==========   =====   ==========   =====   ========   =====

     The primary lending focus of the Bank is on commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300,000 to $30 million. Typically, the Bank's customers have financing requirements between $50,000 and $500,000. The Bank's legal lending limit was $20 million at December 31, 2002 and was not exceeded by any single relationship.

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

     The Bank seeks to compete effectively in its chosen markets by consistent application of its business strategy. See further discussion of "Business -- Business Banking Strategy" and "Business -- Competition".

     Loan maturities and rate sensitivity of the loan portfolio, excluding real estate -- mortgage, consumer and foreign loans and unearned discount at December 31, 2002 are as follows (in thousands):

                                                         DUE AFTER
                                                          ONE YEAR
                                           DUE IN ONE     THROUGH     DUE AFTER
                                          YEAR OR LESS   FIVE YEARS   FIVE YEARS     TOTAL
                                          ------------   ----------   ----------   ----------
Commercial, financial and industrial....   $  455,206     $120,980     $ 3,432     $  579,618
Real estate -- commercial...............      369,087      228,059      22,367        619,513
Real estate -- construction.............      294,963       68,069       4,589        367,621
Foreign loans...........................        6,835        1,094       1,721          9,650
                                           ----------     --------     -------     ----------
Total loans.............................   $1,126,091     $418,202     $32,109     $1,576,402
                                           ==========     ========     =======     ==========
Loans with a fixed interest rate........   $  127,673     $413,570     $32,109     $  573,352
Loans with a floating interest rate.....      998,418        4,632          --      1,003,050
                                           ----------     --------     -------     ----------
Total loans.............................   $1,126,091     $418,202     $32,109     $1,576,402
                                           ==========     ========     =======     ==========

     As of December 31, 2002, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

  LOANS HELD FOR SALE

     Loans held for sale totaled $701.3 million at December 31, 2002, an increase from $261.5 million at December 31, 2001. The $439.8 million, or 168.2%, increase is due to the increase in loans funded by the Bank through an intercompany mortgage warehouse line of credit with SCMC. Mortgage loans originated by SCMC are held for sale and are typically sold to investors within one month of origination. Due to the timing of the sales of loans to investors, the balance of these loans at any given time is somewhat volatile. Loan fundings by SCMC increased $1.8 billion from $2.6 billion funded in 2001 to $4.5 billion funded in 2002.

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

     The Bank had no material foreign loans outstanding or loan concentrations for the years ended December 31, 1998 through 2002. The Bank, however, continues to monitor the potential risk of foreign borrowers and concentrations of credit.

     The following table presents information regarding non-performing loans and assets as of December 31, 2002, 2001, 2000, 1999, and 1998 (in thousands):

                              2002         2001         2000         1999         1998
                           ----------   ----------   ----------   ----------   ----------
Nonaccrual loans.........  $   19,654   $   14,179   $    8,297   $    5,871   $    5,158
Restructured loans.......          --           16        1,298          218          312
                           ----------   ----------   ----------   ----------   ----------
Total nonperforming
  loans..................      19,654       14,195        9,595        6,089        5,470
Real estate acquired by
  foreclosure............       3,358        1,837        1,702        1,323        1,969
Other repossessed
  assets.................          66          127          192          264          356
                           ----------   ----------   ----------   ----------   ----------
Total nonperforming
  assets.................  $   23,078   $   16,159   $   11,489   $    7,676   $    7,795
                           ==========   ==========   ==========   ==========   ==========
Nonperforming loans to
  total loans............        0.75%        0.75%        0.65%        0.48%        0.51%
Nonperforming assets to
  total assets...........        0.64%        0.58%        0.55%        0.37%        0.49%
Potential problem
  loans..................  $   62,189   $   51,456   $   38,753   $   25,565   $   21,983
                           ==========   ==========   ==========   ==========   ==========
Accruing loans past due
  90 days or more........  $      984   $    1,360          626          351          824
                           ==========   ==========   ==========   ==========   ==========
Total loans..............  $2,611,866   $1,897,645   $1,484,990   $1,261,273   $1,079,657
                           ==========   ==========   ==========   ==========   ==========
Total assets.............  $3,582,745   $2,778,090   $2,077,214   $2,060,112   $1,591,284
                           ==========   ==========   ==========   ==========   ==========

  ALLOWANCE FOR CREDIT LOSSES

     The Bank has several systems in place to assist in maintaining the overall quality of its loan portfolios. The Bank has established underwriting guidelines to be followed by its bank officers. The Bank also monitors its delinquency levels for any negative or adverse trends and particularly monitors credits which have a total exposure of $50,000 or more. However, there can be no assurance that the Bank's loan portfolios will not become subject to increasing pressures from deteriorating borrower creditworthiness due to general economic conditions.

     The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for credit losses to the Bank's Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the industry diversification of the Bank's commercial loan portfolio and the effect of changes in the local real estate market on collateral values. The Bank also considers the results of recent regulatory examinations. The Bank continues to monitor the effects of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of non-performing loans and related collateral security. The Bank monitors the loan portfolio through its internal loan review department. Charge-offs occur when loans are deemed to be uncollectible.

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

     At December 31, 2002, substandard loans totaled $79.9 million, of which $17.9 million were loans designated as delinquent or nonaccrual; and doubtful loans totaled $2.0 million of which $1.5 million were designated as delinquent or nonaccrual.

     In addition to the internally classified loan list and delinquency list of loans, the Bank maintains a separate "watch list" which further aids the Bank in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Bank reviews these loans to assist in assessing the adequacy of the allowance for credit losses. As of December 31, 2002, watch list loans totaled $123.7 million.

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

     The Company has formed a sub-committee for Asset Quality in 1999 which meets eight times each year. That committee is composed of three outside members of the Company's Board of Directors and five senior members of the Bank's management. This committee reviews all large loans, past-dues, and overdrafts, as well as ratio and trend analysis and approves all charge-offs over $25,000. This committee also mandates action items for future meetings to evaluate potential problems and assess the potential need for additional reserve requirements by any particular sector.

     The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------
                                   2002         2001         2000         1999         1998
                                ----------   ----------   ----------   ----------   ----------
Average loans outstanding.....  $2,166,451   $1,661,618   $1,331,282   $1,122,834   $  991,769
                                ==========   ==========   ==========   ==========   ==========
Loans outstanding at
  period-end..................  $2,611,866   $1,897,645   $1,484,990   $1,261,273   $1,079,657
                                ==========   ==========   ==========   ==========   ==========
Allowance for credit losses at
  January 1...................  $   22,927   $   16,862   $   13,998   $   11,352   $    8,820
Charge-offs:
  Commercial, financial, and
     industrial...............       7,384        6,969        7,061        5,485        2,723
  Real estate, mortgage and
     construction.............       3,198        1,057          643          162          510
  Consumer....................       1,122        1,797           63        1,925        1,134
                                ----------   ----------   ----------   ----------   ----------
     Total charge-offs........      11,704        9,823        7,767        7,572        4,367
Recoveries:
  Commercial, financial, and
     industrial...............       1,400          871          861          750          229
  Real estate, mortgage and
     construction.............          79          111           33           42          120
  Consumer....................         245          464           69          190          275
                                ----------   ----------   ----------   ----------   ----------
     Total recoveries.........       1,724        1,446          963          982          624
                                ----------   ----------   ----------   ----------   ----------
Net charge-offs...............       9,980        8,377        6,804        6,590        3,743
Acquired allowance for credit
  losses......................         656        2,758           --           --           --
Provision for credit losses...      14,018       11,684        9,668        9,236        6,275
                                ----------   ----------   ----------   ----------   ----------
Allowance for credit losses at
  December 31.................  $   27,621   $   22,927   $   16,862   $   13,998   $   11,352
                                ==========   ==========   ==========   ==========   ==========
Ratios:
  Allowance to average
     loans....................        1.27%        1.38%        1.27%        1.25%        1.14%
  Allowance to period end
     loans....................        1.06%        1.21%        1.14%        1.11%        1.05%
  Net charge-offs to average
     loans....................        0.46%        0.50%        0.51%        0.59%        0.38%
  Allowance to period-end
     nonperforming loans......      140.54%      161.51%      175.74%      229.89%      207.53%

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

                                                   YEAR ENDED DECEMBER 31,
                         ----------------------------------------------------------------------------
                                 2002                   2001                   2000            1999
                         --------------------   --------------------   --------------------   -------
                                      % OF                   % OF                   % OF
                                    CATEGORY               CATEGORY               CATEGORY
                                    TO LOANS               TO LOANS               TO LOANS
                                    HELD FOR               HELD FOR               HELD FOR
                         AMOUNT    INVESTMENT   AMOUNT    INVESTMENT   AMOUNT    INVESTMENT   AMOUNT
                         -------   ----------   -------   ----------   -------   ----------   -------
                                                        (IN THOUSANDS)
Balance of allowance
  for credit losses at
  end of period
  applicable to:
Commercial, financial
  and industrial.......  $ 9,188       30%      $ 8,361       31%      $ 7,521       35%      $ 5,461
Real estate, mortgage
  and construction.....    8,111       62%        5,538       60%        3,348       55%        3,014
Consumer...............    1,323        8%          868        9%        1,073       10%          909
Unallocated............    8,999      N/A         8,160      N/A         4,920      N/A         4,614
                         -------      ---       -------      ---       -------      ---       -------
                         $27,621      100%      $22,927      100%      $16,862      100%      $13,998
                         =======      ===       =======      ===       =======      ===       =======

                              YEAR ENDED DECEMBER 31,
                         ---------------------------------
                            1999              1998
                         ----------   --------------------
                            % OF                   % OF
                          CATEGORY               CATEGORY
                          TO LOANS               TO LOANS
                          HELD FOR               HELD FOR
                         INVESTMENT   AMOUNT    INVESTMENT
                         ----------   -------   ----------
                                  (IN THOUSANDS)
Balance of allowance
  for credit losses at
  end of period
  applicable to:
Commercial, financial
  and industrial.......      37%      $ 3,548       37%
Real estate, mortgage
  and construction.....      52%        1,712       51%
Consumer...............      11%          770       12%
Unallocated............     N/A         5,322      N/A
                            ---       -------      ---
                            100%      $11,352      100%
                            ===       =======      ===

  SECURITIES

     The following table summarizes the book value of securities held by the Bank as of the dates shown. See Note D to the Company's consolidated financial statements for information relating to fair values and details of held-to-maturity and available-for-sale securities portfolios.

                                                YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------
                                   2002       %       2001       %       2000       %
                                 --------   -----   --------   -----   --------   -----
                                                     (IN THOUSANDS)
U.S. Treasury securities and
  obligations of U.S.
  government agencies..........  $ 39,388    12.6%  $ 28,937     8.8%  $ 36,120    12.2%
Obligations of states and
  political subdivisions.......    60,823    19.4%    74,985    22.8%    79,065    26.8%
Mortgage-backed securities and
  collateralized mortgage
  obligations..................   189,560    60.6%   220,355    66.9%   180,207    61.0%
Other securities...............    23,283     7.4%     5,139     1.5%        --      --
                                 --------   -----   --------   -----   --------   -----
                                 $313,054   100.0%  $329,416   100.0%  $295,392   100.0%
                                 ========   =====   ========   =====   ========   =====

     At December 31, 2002, securities of $313.1 million decreased $16.4 million from $329.4 million at December 31, 2001. At December 31, 2002 and 2001, securities represented 12.4% and 15.4% of total deposits and 8.7% and 11.9% of total assets, respectively.

     The yield on the Bank's securities portfolio at December 31, 2002, was 4.7%. At December 31, 2002, the weighted-average life of the portfolio was approximately 2.3 years and the duration was approximately 1.7 years. The yield on the Bank's securities portfolio at December 31, 2001, was 5.8%. At December 31, 2001, the weighted-average life of the portfolio was approximately 2.8 years and the duration was approximately 2.0 years.

     The contractual maturity distribution and weighted average yield of the Bank's security portfolio as of December 31, 2002 are summarized in the following table (in thousands). No tax equivalent adjustments were made.

                        DUE < 1 YEAR      DUE 1-5 YEARS    DUE 5-10 YEARS     DUE > 10 YEARS
                       ---------------   ---------------   ---------------   ----------------
                       AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD    AMOUNT    YIELD    TOTAL
                       -------   -----   -------   -----   -------   -----   --------   -----   --------
Obligations of U.S.
  government
  agencies...........  $16,329   4.31%   $23,059   3.81%   $    --      --   $     --     --    $ 39,388
Obligations of states
  and political
  subdivisions.......   19,577   6.05%    24,747   6.69%    16,440    6.72%        59   8.50%     60,823
Mortgage-backed
  securities and
  collateralized
  mortgage
  obligations........      892   5.16%     6,020   4.67%     9,383    7.28%   173,265   4.87%    189,560
Other securities.....   23,283   4.71%        --     --         --      --         --     --      23,283
                       -------   ----    -------   ----    -------   -----   --------   ----    --------
                       $60,081   5.04%   $53,826   5.23%   $25,823    6.92%  $173,324   4.87%   $313,054
                       =======   ====    =======   ====    =======   =====   ========   ====    ========

  DEPOSITS

     The Bank's investing activities and loans held for investment are funded primarily by core deposits, approximately 82.6% of which are total deposits excluding time deposits over $100,000. Noninterest bearing deposits at December 31, 2002 were $991.3 million as compared to $776.7 million at December 31, 2001, an increase of $214.5 million or 27.6% of which $11.8 million related to the acquisition of Eagle National Bank. Approximately 39.1% of deposits from at December 31, 2002 were noninterest bearing.

     The Bank's average total deposits for 2002 were $2.2 billion, which is $356.2 million or 18.9% over average total deposits during 2001 of $1.9 billion. The increase in the Bank's average total deposits is primarily attributable to the acquisition of Community Bancshares in December 2001 and ENB Bankshares in September 2002. Deposits acquired with Community Bankshares and ENB Bankshares totaled $114.6 million and $58.0 million, respectively. Deposit growth continues to be concentrated primarily in core deposits, consisting of all deposits other than retail and public fund certificates of deposit in excess of $100,000. The Bank's average total deposits for 2001 were $1.9 billion, which is $282.3 million or 17.7% over average total deposits during 2000 of $1.6 billion. A portion of the increase in the Bank's average total deposits is attributable to acquisitions. Deposits acquired in 2001 with CaminoReal Bancshares and Community Bancshares totaled $115.0 million and $114.2 million, respectively. The Bank began accepting brokered certificates of deposit in 2002. Average brokered certificates of deposit totaled $34.9 million in 2002.

     The average balances and weighted average rates paid on deposits for each of the years ended December 31, 2002, 2001, and 2000 are presented below (in thousands):

                                  2002                   2001                   2000
                          --------------------   --------------------   --------------------
                           AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE
                           BALANCE      RATE      BALANCE      RATE      BALANCE      RATE
                          ----------   -------   ----------   -------   ----------   -------
Noninterest bearing
  demand deposits.......  $  821,097             $  655,074             $  536,351
Interest bearing demand
  and savings
  deposits..............     835,842    0.95%       731,442    2.19%       621,038    3.20%
Time deposits...........     579,005    2.77%       493,244    4.92%       440,062    5.51%
                          ----------    ----     ----------    ----     ----------    ----
                          $2,235,944    1.69%    $1,879,760    3.29%    $1,597,451    4.16%
                          ==========    ====     ==========    ====     ==========    ====

     The Bank's time deposits of $100,000 or more have consistently shown a pattern of renewal similar to that for deposits of less than $100,000. The remaining maturities of certificates of deposits of $100,000 or more as of December 31, 2002 are summarized as follows (in thousands):

                                                                2002
                                                              --------
Three months or less........................................  $232,406
Over three through six months...............................    88,860
Over six through twelve months..............................    69,694
Thereafter..................................................    49,840
                                                              --------
                                                              $440,800
                                                              ========

  OTHER BORROWED FUNDS

     Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Additionally, the Bank has available borrowing facilities through the Federal Home Loan Bank and numerous correspondent banking relationships.

  NOTES PAYABLE

     The Company has entered into a Credit Agreement with Wells Fargo Bank Minnesota, National Association dated February 2, 2002, as amended by the First Amendment to Credit Agreement dated February 2, 2003 between the Company and Wells Fargo Bank, National Association ("Wells Fargo"), successor by assignment to Wells Fargo Bank Minnesota, National Association (as amended, the "Credit Agreement"). Pursuant to the Credit Agreement, the Company has borrowed $20 million which is evidenced by the Term Note dated February 2, 2003. The Term Note bears interest at a rate per annum of 1.95% above the federal funds rate in effect from time to time. The federal funds rate is a fluctuating interest rate per annum set daily by Wells Fargo as the rate at which funds are offered to Wells Fargo by federal funds brokers. The indebtedness evidenced by the Term
Note is repayable in quarterly installments with a final maturity date of February 1, 2006. The Credit Agreement requires the Company and the Bank to maintain certain financial ratios and includes other restrictive covenants. Included within these financial covenants is a covenant requiring the Bank to maintain its categorization as "well capitalized." At December 31, 2002, the most recent report filed by the Bank categorized it as "adequately capitalized" under applicable regulatory requirements. Wells Fargo has provided to the Company a written waiver with respect this financial covenant which is effective through March 31, 2003.

  COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

     With the proceeds received by the Company from the sale of its 8.30% Junior Subordinated Debentures to Trust III on September 26, 2002, the Company, on November 1, 2002, prepaid all $29,639,200 of the 9.28% Junior Subordinated Deferrable Interest Debentures previously issued by the Company to Sterling Bancshares Capital Trust I ("Trust I"). Upon the prepayment, the 9.28% Trust Preferred Securities and the 9.28% Trust Common Securities issued by Trust I were mandatorily redeemed. In each case, the redemption was made at par, plus the accrued and unpaid distributions through November 1, 2002.

     On September 26, 2002, Sterling Bancshares Capital Trust III ("Trust III"), a trust formed under the laws of the State of Delaware in February 2001, issued $31,250,000 of 8.30% Trust Preferred Securities and invested the proceeds thereof in the 8.30% Junior Subordinated Deferrable Interest Debentures (the "8.30% Junior Subordinated Debentures") issued by the Company. The 8.30% Junior Subordinated Debentures will mature on September 26, 2032, which date may be shortened to a date not earlier than September 26, 2007 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The 8.30% Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the 8.30% Junior Subordinated Debentures by the Company. The 8.30% Junior Subordinated Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the 8.30% Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the 8.30% Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

     In August 2002, the Company formed Sterling Bancshares Statutory Trust One, a trust formed under the laws of the State of Connecticut ("Statutory Trust One"). On August 30, 2002, Statutory Trust One completed a private placement of $20,000,000 of Floating Rate Trust Preferred Securities to an institutional buyer. The proceeds from the sale were invested in the Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company. The Floating Rate Trust Preferred Securities and the Floating Rate Junior Subordinated Deferrable Interest Debentures have a floating rate equal to the three-month LIBOR plus 3.45%, which resets quarterly. For the first five years, there is a ceiling on the three-month LIBOR of 8.50% resulting in a ceiling on the floating rate of 11.95% during this period. As of December 31, 2002, the rate was 4.85%. The Floating Rate Junior Subordinated Debentures will mature on August 30, 2032, which date may be shortened to a date not earlier than August 30, 2007 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The Floating Rate Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the Floating Rate Junior Subordinated Deferrable Interest Debentures by the Company. The Floating Rate Junior Subordinated Deferrable Interest Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the Floating Rate Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the Floating Rate Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

     In February 2001, the Company formed Sterling Bancshares Capital Trust II ("Trust II") and Trust III, each a trust formed under the laws of the State of Delaware. On March 21, 2001, Trust II issued $28,750,000 of 9.20% Trust Preferred Securities and invested the proceeds thereof in the 9.20% Junior Subordinated Deferrable Interest Debentures (the "9.20% Junior Subordinated Debentures") issued by the Company. The 9.20% Junior Subordinated Debentures will mature on March 21, 2031, which date may be shortened to a date not earlier than March 21, 2006 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The 9.20% Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the 9.20% Junior Subordinated Debentures by the Company. The 9.20% Junior Subordinated Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the 9.20% Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the 9.20% Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

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

     An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest earning assets and interest bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest earning assets maturing or repricing within a given period exceeds the amount of its interest bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given period exceeds the amount of its interest earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. When analyzing its GAP position, the Company emphasizes the next twelve-month period.

     The Company's net interest income is positioned to benefit from rising short-term rates due to an asset sensitive position. The Company would likely benefit from an increase in short-term interest rates as this might signify that economic conditions are improving. In addition, an increase in short-term interest rates would likely affect the Company's fixed-rate/variable-rate product origination mix and origination volumes and would likely slow prepayments. However, even in the current interest rate environment, the Company's loan demand remains strong. Also, management continues to evaluate the Company's lending rates and those rates may not be adjusted downward on a basis that is entirely consistent with short term interest rate trends should such trends reflect a further decrease in rates.

     While this asset sensitivity may compress net interest income in the short-term or if the current interest rate environment continues for an extended period of time, the Company believes this asset sensitive position is justified because current rates are well below historical averages and, consequently, there is a greater possibility over time of higher interest rates versus lower interest rates. However, if interest rates remain stable or decrease, the Company could continue to experience an increase in prepayments of commercial loans, mortgage-backed securities and, with respect to SCMC, mortgage servicing rights and may experience further compression of net interest margin or net interest income.

     As mentioned, the Company utilizes simulation models to estimate the impact on net interest income of changes in interest rates under various scenarios. Based on simulation analysis of the interest rate sensitivity inherent in the Company's net interest income and market value of portfolio equity, as of December 31, 2002 and as adjusted by instantaneous rate changes upward and downward of up to 100 basis points, the Company is slightly asset sensitive. The Company's analysis indicates that an instantaneous 100 basis point move downward in interest rates would decrease net interest income by 5.11% and decrease the present value of equity by 4.90%; likewise, an instantaneous 100 basis point move upward in interest rates would increase net interest income by 5.05% and increase the present value of equity by 4.12%. These sensitivities are all within the threshold set by the Company's Asset/Liability Committee. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The Company's interest rate sensitivity analysis includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at fiscal year end will remain constant over the measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

     The following table sets forth the expected maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities as of December 31, 2002:

                              0-90       90-365      1-3        3-5         OVER
                              DAYS        DAYS      YEARS      YEARS      5 YEARS       TOTAL
                           ----------   --------   --------   --------   ----------   ----------
                                 (IN THOUSANDS, EXCEPT FOR DATA EXPRESSED IN PERCENTAGES)
INTEREST EARNING ASSETS:
Cash and cash
  equivalents............  $    6,037   $     --   $     --   $     --   $       --   $    6,037
Deposits in other
  financial
  institutions...........         217         99        697         99          190        1,302
Trading assets...........     142,803         --         --         --           --      142,803
Securities...............      54,687     74,054     68,872     45,180       70,261      313,054
Loans....................   1,821,439    140,175    290,599    298,802       60,851    2,611,866
                           ----------   --------   --------   --------   ----------   ----------
  Total interest earning
     assets..............   2,025,183    214,328    360,168    344,081      131,302    3,075,062
INTEREST BEARING
  LIABILITIES:
Demand and savings
  deposits...............     867,942         --         --         --           --      867,942
Certificates of deposit
  and other time
  deposits...............     318,094    257,197     72,661     25,737           --      673,689
Other borrowed funds.....     509,590         --         --         --           --      509,590
Notes payable............      21,070         --        360         --           --       21,430
                           ----------   --------   --------   --------   ----------   ----------
  Total interest bearing
     liabilities.........   1,716,696    257,197     73,021     25,737           --    2,072,651
                           ----------   --------   --------   --------   ----------   ----------
Period GAP...............  $  308,487   $(42,869)  $287,147   $318,344   $  131,302   $1,002,411
                           ==========   ========   ========   ========   ==========   ==========
Cumulative GAP...........  $  308,487   $265,618   $552,765   $871,109   $1,002,411
                           ==========   ========   ========   ========   ==========
Period GAP to total
  assets.................        8.61%     (1.20)%     8.01%      8.89%        3.66%
                           ==========   ========   ========   ========   ==========
Cumulative GAP to total
  assets.................        8.61%      7.41%     15.43%     24.31%       27.98%
                           ==========   ========   ========   ========   ==========

     Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not reprice proportionally as interest rates change. The Company's management has begun to utilize an interest rate risk simulation model to increase its ability to monitor and forecast the effect of various interest rate environments on earnings and its net capital position.

     The objectives of the Company's liquidity management is to maintain the Bank's ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate the Company on an ongoing basis. The Company strives to manage its liquidity position to allow the Bank to meet its requirements while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of the Company's shareholders. In recent years, the Company's liquidity needs have primarily been met by growth in core deposits. The acquisitions of CaminoReal Bancshares and Community Bancshares during 2001 and ENB Bankshares in 2002 resulted in the receipt of an additional $344.2 million in core deposits. In addition to core deposits, the Bank has access to purchased funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing investment and loan portfolios. Also in 2002, the Bank began accepting brokered certificates of deposit.

     The Company is a separate and distinct entity from the Bank and must provide for its own liquidity and fund its obligations. The primary source of the Company's revenues are from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. At December 31, 2002, the Bank had approximately $67.2 million in the aggregate available to be paid as dividends to the Company. It is not anticipated that such restrictions will have an impact on the ability of the Company to meet its ongoing cash obligations. As of December 31, 2002, the Company did not have any material commitments for capital expenditures.

  CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

     The Company's future cash payments associated with its contractual obligations pursuant to its notes payable, trust preferred securities and operating leases are as follows (in thousands):

                                        LESS THAN    1-3      3-5      OVER
                                        ONE YEAR    YEARS    YEARS    5 YEARS    TOTAL
                                        ---------   ------   ------   -------   --------
Operating leases......................   $ 3,702    $5,827   $2,938   $ 5,708   $ 18,175
Notes payable.........................    21,070       360       --        --     21,430
Trust preferred securities............        --        --       --    80,000     80,000
                                         -------    ------   ------   -------   --------
  Total...............................   $24,772    $6,187   $2,938   $85,708   $119,605
                                         =======    ======   ======   =======   ========

     The Company's commitments associated with commitments to extend credit, outstanding letters of credit and mortgages sold with recourse as of December 31, 2002 are summarized below (in thousands). Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Note T to the consolidated financial statements for additional discussion of financial instruments with off-balance sheet risk.

                                          LESS THAN      1-3       3-5      OVER
                                           ONE YEAR     YEARS     YEARS    5 YEARS     TOTAL
                                          ----------   -------   -------   -------   ----------
Commitments to extend credit............  $  310,975   $55,439   $69,383   $29,605   $  465,402
Standby letters of credit...............      15,876     1,912       375       133       18,296
Mortgages sold with recourse............     851,061        --        --        --      851,061
                                          ----------   -------   -------   -------   ----------
  Total.................................  $1,177,912   $57,351   $69,758   $29,738   $1,334,759
                                          ==========   =======   =======   =======   ==========

  CAPITAL RESOURCES

     At December 31, 2002, shareholders' equity totaled $249.3 million or 7.0% of total assets, as compared to $217.4 million and 7.8% of total assets at December 31, 2001.

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

     Under applicable regulatory guidelines, the 8.30% Trust Preferred Securities, the Floating Rate Trust Preferred Securities and the 9.20% Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of the Trust Preferred Securities would qualify as Tier 2 capital.

     The Company may consider other sources of funds, including additional equity or debt offerings.

     Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted assets. The total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as well as the minimum capital amounts and ratios for the Company as of December 31, 2002 are as follows (in thousands):

                                                                         FOR CAPITAL
                                                        ACTUAL        ADEQUACY PURPOSES
                                                   ----------------   ------------------
                                                    AMOUNT    RATIO    AMOUNT     RATIO
                                                   --------   -----   ---------   ------
Total Capital (to Risk Weighted Assets)..........  $292,010   9.29%   $251,521     8.0%
Tier 1 Capital (to Risk Weighted Assets).........   264,387   8.41%    125,761     4.0%
Tier 1 Capital (to Average Assets)...............   264,387   7.81%    135,358     4.0%

     See Note U to the Company's consolidated financial statements for further discussion of the Company's regulatory capital requirements.

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

     Many possible factors could affect our future financial performance. Our actual results may differ materially from what is expressed in any forward-looking statement. Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include:

     - general business and economic conditions in the markets we serve may be less favorable than anticipated which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults;

     - changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments;

     - our liquidity requirements could be adversely affected by changes in our assets and liabilities;

     - legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry;

     - competitive factors, including product and pricing pressures among financial services organizations, may increase; and

     - fiscal and governmental policies of the United States federal government.

     With this in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf:

OUR PROFITABILITY DEPENDS SIGNIFICANTLY ON LOCAL ECONOMIC CONDITIONS.

     Our success depends primarily on the general economic conditions of the Houston metropolitan area. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Houston metropolitan area. We also provide, to a lesser extent, banking and financial services to customers in the San Antonio and Dallas metropolitan areas. The local economic conditions of Houston, and to a lesser extent, San Antonio and Dallas, have a significant impact on our commercial, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, such as inflation, recession, acts of terrorism, an outbreak of hostilities, unemployment and other factors beyond our control will impact these local economic conditions and will negatively affect the financial results of our banking operations. In addition, since Houston remains largely dependent on the energy industry, the recent downturn in the energy industry and energy-related businesses has adversely affected the economic conditions of the Houston metropolitan area. This downturn in the energy industry and the energy-related business could adversely affect our results of operations and financial condition.

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

     We are unable to predict fluctuations of market interest rates, which are affected by the following factors:

     - inflation;

     - recession;

     - a rise in unemployment;

     - tightening money supply;

     - international disorder and instability in domestic and foreign financial markets; and

     - instability in domestic and foreign financial markets.

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

ITEM 7A -- QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity." The Company's principal market risk exposure is to interest rates.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included on page 46 and the consolidated financial statements which begin on page 48 of this Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART -- III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2002.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2002. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the subheading "Human Resources Programs Committee Report" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2002.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2002.

ITEM 14 -- CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Changes in Internal Controls. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

                                   PART -- IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (a)(3) See Item 14(c) below.

     (b) During the fourth quarter of 2002, the Company filed the following current reports on Form 8-K: (1) October 3, 2002 (reporting under Items 5 and 7 the Company's intention to redeem all of its 9.28% Trust Preferred Securities); and (2) October 17, 2002 (reporting under Items 5 and 7 the release of the Company's third quarter 2002 financial results).

     (c) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Agreement and Plan of Consolidation dated as of February 17,
          1998, by and between the Company and Humble National Bank.
          [Incorporated by reference to the Company's Report on Form
          8-K filed on February 27, 1998 (File No. 000-20750).]
 2.2      Agreement and Plan of Merger dated as of June 12, 1998 among the Company, Sterling Bancorporation, and Hometown
          Bancshares, Inc., as amended. [Incorporated by reference to
          Exhibit 2.6 of the Company's Annual Report on Form 10-K
          (File No. 000-20750).]

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.3      Agreement and Plan of Merger dated as of February 24, 1999 among the Company, Sterling Bancorporation, and B. O. A.
          Bancshares, Inc., as amended. [Incorporated by reference to the Company's Report on Form 8-K filed on June 2, 1999 (File
          No. 000-20750).]
 2.4      Agreement and Plan of Merger dated as of October 23, 2000
          among the Company, Sterling Bancorporation, Inc. and
          CaminoReal Bancshares of Texas, Inc., as amended.
          [Incorporated by reference to Exhibit 2.5 of the Company's
          Annual Report on Form 10-K (File No. 000-20750).]
 2.5      Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star
          Bancorporation, Inc., as amended. [Incorporated by
          referenced to Exhibit 2 of the Company's Quarterly Report on
          Form 10-Q filed on May 14, 2001 (File No. 000-20750).]
 2.6      Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling
          Bancorporation, Inc. and Community Bancshares, Inc., as
          amended. [Incorporated by referenced to Exhibit 2.7 of the
          Company's Annual Report on Form 10-K (File No. 000-20750).]
 2.7      Agreement and Plan of Merger Among Sterling Bancshares,
          Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc.
          dated as of May 22, 2002. [Incorporated by referenced to
          Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q
          filed on August 14, 2002 (File No. 000-20750).]
 2.8      Purchase and Assumption Agreement dated July 12, 2002
          between Sterling Bank Inc. and James Wilson as amended by
          First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit
          2.2 of the Company's Quarterly Report on Form 10-Q filed on
          August 13, 2002 (File No. 000-20750).]
 2.9*     Purchase and Assumption Agreement dated as of October 29,
          2002 between Sterling Bank Inc. and South Texas National
          Bank of Laredo.
 3.1      Restated and Amended Articles of Incorporation of the
          Company, as amended. [Incorporated by reference to Exhibit
          3.1 to the Registration Statement on Form S-3 (File Nos.
          333-55724, 333-55724-01, and 333-55724-02).]
 3.2      Articles of Amendment to the Restated and Amended Articles
          of Incorporation of Sterling Bancshares, Inc. [Incorporated
          by reference to Exhibit 3.2 of the Company's Quarterly
          Report on Form 10-Q filed on August 13, 2002 (File No.
          000-20750).]
 3.3      Amended and Restated Bylaws of Sterling Bancshares, Inc.
          [Incorporated by reference to Exhibit 3.3 of the Company's
          Quarterly Report on Form 10-Q filed on August 13, 2002 (File
          No. 000-20750).]
 4.1      Preferred Securities Guarantee Agreement dated March 21,
          2001. [Incorporated by reference to Exhibit 4.2 of the
          Company's Report on Form 8-K filed on March 21, 2001 (File
          No. 000-20750).]
 4.2      Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company's Report on Form 8-K filed on
          March 21, 2001 (File No. 000-20750).]
 4.3      First Supplemental Indenture dated March 21, 2001.
          [Incorporated by reference to Exhibit 4.5 of the Company's
          Report on Form 8-K filed on March 21, 2001 (File No.
          000-20750).]
 4.4      9.20% Subordinated Deferrable Interest Debenture due March
          21, 2031. [Incorporated by reference to Exhibit 4.7 of the
          Company's Report on Form 8-K filed on March 21, 2001 (File
          No. 000-20750).]
 4.5      Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company's Report on Form 8-K filed on
          September 12, 2002 (File No. 000-20750).]
 4.6      Junior Subordinated Deferrable Interest Debenture due August
          30, 2032. [Incorporated by reference to Exhibit 4.6 of the
          Company's Report on Form 8-K filed on September 12, 2002
          (File No. 000-20750).]
 4.7      Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company's Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]
 4.8      Preferred Securities Guarantee Agreement dated September 26,
          2002. [Incorporated by reference to Exhibit 4.2 of the
          Company's Report on Form 8-K dated September 26, 2002 (File
          No. 000-20750).]
 4.9      Second Supplemental Indenture dated September 26, 2002.
          [Incorporated by reference to Exhibit 4.9 of the Company's
          Report on Form 8-K dated September 26, 2002 (File No.
          000-20750).]

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.10     8.30% Junior Subordinated Deferrable Interest Debenture due
          September 26, 2032. [Incorporated by reference to Exhibit
          4.8 of the Company's Report on Form 8-K dated September 26,
          2002 (File No. 000-20750).]
10.1**    1994 Incentive Stock Option Plan of the Company.
          [Incorporated by reference to Exhibit 10.1 of the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1994.]
10.2      1994 Employee Stock Purchase Plan of the Company.
          [Incorporated by reference to Exhibit 10.2 of the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1994.]
10.3**    1984 Incentive Stock Option Plan of the Company.
          [Incorporated by reference to Exhibit 10.1 of the Company's
          Registration Statement on Form S-1, effective October 22,
          1992 (Registration No. 33-51476).]
10.4**    1995 Non-Employee Director Stock Compensation Plan.
          [Incorporated by reference to Exhibit 4.3 of the Company's
          Registration Statement on Form S-8 (File No. 333-16719).]
10.5      Credit Agreement dated February 2, 2002 made by and between the Company and Wells Fargo Bank Minnesota, National
          Association regarding a line of credit in the amount of
          $20,000,000. [Incorporated by reference to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          2001 (File No. 000-207501).]
10.6*     First Amendment to Credit Agreement dated February 2, 2003 made by and between the Company and Wells Fargo Bank,
          National Association regarding a line of credit in the
          amount of $20,000,000.
10.7**    Employment Agreement between Sterling Bancshares, Inc. and
          George Martinez executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit
          99.2 of the Company's Report on Form 8-K filed on October
          14, 2001 (File No. 000-207500).]
10.8**    Employment Agreement between Sterling Bancshares, Inc. and
          J. Downey Bridgwater executed on October 31, 2001 and
          effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company's Report on Form 8-K filed on
          October 14, 2001 (File No. 000-207500).]
10.9**    Incentive Compensation Agreement between Sterling
          Bancshares, Inc. and Eugene S. Putnam effective as of
          January 1, 2002. [Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q filed on May 13,
          2002 (File No. 000-207500).]
21*       Subsidiaries of the Company
23.1*     Consent of Deloitte & Touche LLP, Independent Auditors
99.1*     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

 * As filed herewith.

** Management Compensation Agreement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         STERLING BANCSHARES, INC.

                                         By    /s/ J. DOWNEY BRIDGWATER
                                          --------------------------------------
                                                   J. Downey Bridgwater
                                          President and Chief Executive Officer

Date: March 14, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 14th day of March, 2002.

            SIGNATURE                        TITLE
            ---------                        -----



     /s/ J. DOWNEY BRIDGWATER           President, Chief
----------------------------------   Executive Officer and
       J. Downey Bridgwater                 Director




     /s/ STEPHEN C. RAFFAELE        Executive Vice President
----------------------------------    and Chief Financial
       Stephen C. Raffaele                  Officer

       /s/ GEORGE MARTINEZ           Chairman and Director
----------------------------------
         George Martinez

      /s/ GEORGE BEATTY, JR.                Director
----------------------------------
        George Beatty, Jr.

          /s/ ANAT BIRD                     Director
----------------------------------
            Anat Bird

         /s/ JOHN H. BUCK                   Director
----------------------------------
           John H. Buck

       /s/ JAMES D. CALAWAY                 Director
----------------------------------
         James D. Calaway

      /s/ HAROLD L. CAMPBELL                Director
----------------------------------
        Harold L. Campbell

       /s/ JAMES M. CLEPPER                 Director
----------------------------------
         James M. Clepper




       /s/ BRUCE J. HARPER                  Director
----------------------------------
         Bruce J. Harper




        /s/ DAVID HATCHER                   Director
----------------------------------
          David Hatcher


            SIGNATURE                        TITLE
            ---------                        -----




       /s/ GLENN H. JOHNSON                 Director
----------------------------------
         Glenn H. Johnson




       /s/ JAMES J. KEARNEY                 Director
----------------------------------
         James J. Kearney




   /s/ PAUL MICHAEL MANN, M.D.              Director
----------------------------------
     Paul Michael Mann, M.D.




       /s/ DAVID B. MOULTON                 Director
----------------------------------
         David B. Moulton




       /s/ G. EDWARD POWELL                 Director
----------------------------------
         G. Edward Powell




                                            Director
----------------------------------
        Christian A. Rasch




       /s/ THOMAS A. REISER                 Director
----------------------------------
         Thomas A. Reiser




      /s/ STEVEN F. RETZLOFF                Director
----------------------------------
        Steven F. Retzloff




      /s/ RAIMUNDO RIOJAS E.                Director
----------------------------------
        Raimundo Riojas E.




      /s/ GREGORY A. STIRMAN                Director
----------------------------------
        Gregory A. Stirman




   /s/ HOWARD T. TELLEPSEN, JR.             Director
----------------------------------
     Howard T. Tellepsen, Jr.

                                 CERTIFICATION

I, J. Downey Bridgwater, certify that:

     1. I have reviewed this annual report on Form 10-K of Sterling Bancshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ J. DOWNEY BRIDGWATER
                                          --------------------------------------
                                                   J. Downey Bridgwater
                                          President and Chief Executive Officer

Date: March 14, 2003

                                 CERTIFICATION

I, Stephen C. Raffaele, certify that:

     1. I have reviewed this annual report on Form 10-K of Sterling Bancshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ STEPHEN C. RAFFAELE
                                          --------------------------------------
                                                   Stephen C. Raffaele
                                            Executive Vice President and Chief
                                                    Financial Officer

Date: March 14, 2003

                           STERLING BANCSHARES, INC.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................   47
CONSOLIDATED FINANCIAL STATEMENTS:
  Balance Sheets............................................   48
  Statements of Income......................................   49
  Statements of Shareholders' Equity........................   50
  Statements of Cash Flows..................................   51
  Notes to Consolidated Financial Statements................   52

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
  Sterling Bancshares, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheets of Sterling Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note A to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 10, 2003

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                 2002         2001
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                  SHARE AMOUNTS)
                                       ASSETS
Cash and cash equivalents (Note C)..........................  $  139,209   $  141,399
Interest-bearing deposits in financial institutions.........       1,302        2,114
Securities purchased with an agreement to resell............          --       12,313
Trading assets..............................................     142,803      118,511
Available-for-sale securities, at fair value (Note D).......     251,165      251,008
Held-to-maturity securities, at amortized cost (Note D).....      61,889       78,408
Loans held for sale (Note E)................................     701,301      261,505
Loans held for investment (Notes E and F)...................   1,910,565    1,636,140
Allowance for credit losses (Note G)........................     (27,621)     (22,927)
                                                              ----------   ----------
  Loans, net................................................   1,882,944    1,613,213
Accrued interest receivable.................................      15,637       11,421
Real estate acquired by foreclosure.........................       3,358        1,837
Premises and equipment, net (Note H)........................      54,919       52,591
Goodwill, net (Note I)......................................      61,284       54,812
Mortgage servicing rights (Note I)..........................      26,467       19,592
Other assets................................................     197,695      120,056
Assets related to discontinued operations (Note J)..........      42,772       39,310
                                                              ----------   ----------
TOTAL ASSETS................................................  $3,582,745   $2,778,090
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Demand deposits:
    Noninterest-bearing.....................................  $  991,271   $  776,725
    Interest-bearing........................................     867,942      823,225
  Certificates of deposit and other time deposits (Note
    K)......................................................     673,689      538,651
                                                              ----------   ----------
    Total deposits..........................................   2,532,902    2,138,601
  Other borrowed funds (Note L).............................     509,590      180,298
  Notes payable (Note M)....................................      21,430       20,879
  Accrued interest payable and other liabilities............      44,082       28,532
  Liabilities related to discontinued operations (Note J)...     140,340      130,679
                                                              ----------   ----------
    Total liabilities.......................................   3,248,344    2,498,989
COMMITMENTS AND CONTINGENCIES (Notes S and T)
COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED
  SECURITIES (Note N).......................................      80,000       57,500
MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY......       5,074        4,232
SHAREHOLDERS' EQUITY (Notes P, Q and U):
  Convertible Preferred stock, $1 par value; 1,000,000
    shares authorized, 59,000 and 39,000 issued and
    outstanding at December 31, 2002 and 2001,
    respectively............................................          59           39
  Common stock, $1 par value; 100,000,000 shares authorized,
    43,982,677 and 43,769,664 issued and outstanding at
    December 31, 2002 and 2001, respectively................      43,983       43,770
  Capital surplus...........................................      44,633       42,526
  Retained earnings.........................................     156,664      127,144
  Accumulated other comprehensive income -- net unrealized
    gain on available-for-sale securities, net of tax.......       3,988        3,890
                                                              ----------   ----------
    Total shareholders' equity..............................     249,327      217,369
                                                              ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $3,582,745   $2,778,090
                                                              ==========   ==========

                See notes to consolidated financial statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS
                                                                EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans, including fees.....................................  $154,435   $144,003   $131,261
  Securities:
    Taxable.................................................    13,957     16,667     27,214
    Non-taxable.............................................     2,890      3,304      3,503
  Trading assets............................................     4,540      2,787         --
  Federal funds sold and securities purchased under
    agreements to resell....................................       463      3,578      4,471
  Deposits in financial institutions........................       106         79         74
                                                              --------   --------   --------
    Total interest income...................................   176,391    170,418    166,523
                                                              --------   --------   --------
Interest expense:
  Demand and savings deposits...............................     7,940     16,010     19,879
  Certificates and other time deposits......................    16,036     24,251     24,256
  Other borrowed funds......................................     4,946      6,861     18,653
  Notes payable.............................................       797        135         36
                                                              --------   --------   --------
    Total interest expense..................................    29,719     47,257     62,824
                                                              --------   --------   --------
Net interest income.........................................   146,672    123,161    103,699
Provision for credit losses (Note G)........................    14,018     11,684      9,668
                                                              --------   --------   --------
Net interest income after provision for credit losses.......   132,654    111,477     94,031
                                                              --------   --------   --------
Noninterest income:
  Customer service fees.....................................    15,209     13,245     10,832
  Gain on sale of mortgage loans............................    32,385     24,206     11,959
  Other.....................................................    46,916     27,311     18,851
                                                              --------   --------   --------
    Total noninterest income................................    94,510     64,762     41,642
                                                              --------   --------   --------
Noninterest expense:
  Salaries and employee benefits (Note P)...................    88,519     67,887     53,463
  Occupancy expense.........................................    23,455     17,976     13,762
  Technology................................................     5,677      5,318      3,973
  Minority interest expense:
    Company-obligated mandatorily redeemable trust preferred
      securities of subsidiary trust (Note N)...............     5,916      4,716      2,668
    Sterling Capital Mortgage Company.......................       842      2,273        752
  Conversion costs related to acquisitions..................       822      3,181         --
  Other.....................................................    47,121     27,172     20,874
                                                              --------   --------   --------
    Total noninterest expense...............................   172,352    128,523     95,492
                                                              --------   --------   --------
  Income from continuing operations before income taxes.....    54,812     47,716     40,181
  Provision for income taxes (Note O).......................    18,139     16,731     12,641
                                                              --------   --------   --------
  Income from continuing operations.........................  $ 36,673   $ 30,985   $ 27,540
                                                              --------   --------   --------
  Loss from discontinued operations before income taxes.....      (183)      (905)        --
  Provision for income taxes................................       (61)      (321)        --
                                                              --------   --------   --------
  Loss from discontinued operations.........................      (122)      (584)        --
                                                              --------   --------   --------
      Net Income............................................  $ 36,551   $ 30,401   $ 27,540
                                                              ========   ========   ========
Earnings per share (Note R):
  Basic.....................................................  $   0.83   $   0.72   $   0.66
                                                              ========   ========   ========
  Diluted...................................................  $   0.82   $   0.71   $   0.65
                                                              ========   ========   ========
Earnings per share from continuing operations:
  Basic.....................................................  $   0.84   $   0.73   $   0.66
                                                              ========   ========   ========
  Diluted...................................................  $   0.82   $   0.72   $   0.65
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                                             ACCUMULATED OTHER
                                                                                           COMPREHENSIVE INCOME-
                                 CONVERTIBLE                                                   NET UNREALIZED
                               PREFERRED STOCK      COMMON STOCK                               GAIN (LOSS) ON           TOTAL
                               ---------------   ------------------   CAPITAL   RETAINED     AVAILABLE-FOR-SALE     SHAREHOLDERS'
                               SHARES   AMOUNT   SHARES     AMOUNT    SURPLUS   EARNINGS   SECURITIES, NET OF TAX      EQUITY
                               ------   ------   -------   --------   -------   --------   ----------------------   -------------
                                                                         (IN THOUSANDS)
BALANCE AT JANUARY 1, 2000...    353    $ 353    41,025    $41,025    $19,699   $ 81,355          $(1,362)            $141,070
  Net income.................                                                     27,540                                27,540
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities, net of tax...                                                                       2,399                2,399
                                                                                                                      --------
        Total comprehensive
          income.............                                                                                           29,939
                                                                                                                      --------
  Issuance of common stock
    (Note Q).................                       235        235      1,051                                            1,286
  Sale of preferred stock....     39       39                             346                                              385
  Conversion of preferred
    stock to common stock....   (341)    (341)      536        536       (195)                                              --
  Cash dividends paid........                                                     (5,243)                               (5,243)
  Purchase of treasury
    stock....................                       (68)       (68)      (544)                                            (612)
  Transfer to capital
    surplus..................                                           1,000     (1,000)                                   --
                                ----    -----    ------    -------    -------   --------          -------             --------
BALANCE AT DECEMBER 31,
  2000.......................     51       51    41,728     41,728     21,357    102,652            1,037              166,825
  Net income.................                                                     30,401                                30,401
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities, net of tax...                                                                       2,853                2,853
                                                                                                                      --------
        Total comprehensive
          income.............                                                                                           33,254
                                                                                                                      --------
  Issuance of common stock
    (Note Q).................                       581        581      3,170                                            3,751
  Issuance of common stock
    for Community Bank.......                     1,444      1,444     18,004                                           19,448
  Conversion of preferred
    stock to common stock....    (12)     (12)       17         17         (5)                                              --
  Cash dividends paid........                                                     (5,909)                               (5,909)
                                ----    -----    ------    -------    -------   --------          -------             --------
BALANCE AT DECEMBER 31,
  2001.......................     39       39    43,770     43,770     42,526    127,144            3,890              217,369
  Net income.................                                                     36,551                                36,551
  Net change in unrealized
    gain on
    available-for-sale
    securities, net of tax...                                                                          98                   98
                                                                                                                      --------
        Total comprehensive
          income.............                                                                                           36,649
                                                                                                                      --------
  Issuance of common stock
    (Note Q).................                       213        213      1,885                                            2,098
  Issuance of preferred
    stock....................     20       20                             222                                              242
  Cash dividends paid........                                                     (7,031)                               (7,031)
                                ----    -----    ------    -------    -------   --------          -------             --------
BALANCE AT DECEMBER 31,
  2002.......................     59    $  59    43,983    $43,983    $44,633   $156,664          $ 3,988             $249,327
                                ====    =====    ======    =======    =======   ========          =======             ========

                See notes to consolidated financial statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations.....................  $  36,673   $  30,985   $  27,540
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Amortization and accretion of premiums and discounts on
     securities, net........................................      2,529         479         333
    Provision for credit losses.............................     14,018      11,684       9,668
    Deferred income tax expense.............................       (144)      9,128        (370)
    Gain on sale of assets..................................    (33,615)    (24,540)    (12,020)
    Depreciation and amortization...........................     10,330       9,806       7,713
    Write-down of real estate acquired by foreclosure.......        594          94         254
    Net loans originated or purchased for sale or resale....   (407,411)    (98,151)    (56,785)
    Purchases of trading assets.............................   (529,176)   (336,019)         --
    Proceeds from sale of trading assets....................    498,366     216,705          --
    Capitalized mortgage servicing rights...................    (20,025)    (19,839)       (678)
    Amortization of mortgage servicing rights...............     13,150       1,154         252
    Increase in accrued interest receivable and other
     assets.................................................    (80,004)    (36,836)     (6,148)
    Increase in accrued interest payable and other
     liabilities............................................     16,159       8,686       1,682
                                                              ---------   ---------   ---------
      Net cash used in operating activities from continuing
       operations...........................................   (478,556)   (226,664)    (28,559)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in securities purchased under agreements to
    resell..................................................     12,313      25,550       2,971
  Proceeds from maturities and principal paydowns of
    held-to-maturity securities.............................     16,306      12,275      18,831
  Proceeds from sale of available-for-sale securities.......      6,477      87,144     158,374
  Proceeds from maturities and principal paydowns of
    available-for-sale securities...........................    131,761      88,125      77,287
  Purchases of available-for-sale securities................   (140,361)   (105,249)    (14,195)
  Proceeds from maturities and principal paydowns of trading
    securities..............................................      7,537       1,101          --
  Net increase in loans.....................................   (223,374)    (99,121)   (162,970)
  Purchase of Bank Owned Life Insurance.....................     (2,084)     (2,049)     (5,988)
  Proceeds from sale of real estate acquired by
    foreclosure.............................................      2,969       1,881         605
  Net decrease in interest-bearing deposits in financial
    institutions............................................        812         396       1,189
  Purchase of CaminoReal Bancshares, Inc. ..................         --     (51,813)         --
  Cash and cash equivalents acquired with CaminoReal
    Bancshares, Inc. .......................................         --      33,390          --
  Purchase of Community Bancshares, Inc. ...................         --     (14,552)         --
  Cash and cash equivalents acquired with Community
    Bancshares, Inc. .......................................         --      18,531          --
  Purchase of ENB Bankshares, Inc. .........................    (10,386)         --          --
  Cash and cash equivalents acquired with ENB Bankshares,
    Inc. ...................................................      2,438          --          --
  Proceeds from sale of premises and equipment..............      5,059       8,370         391
  Purchase of premises and equipment........................    (14,956)    (17,525)    (11,682)
                                                              ---------   ---------   ---------
      Net cash (used in) provided by investing activities
       from continuing operations...........................   (205,489)    (13,546)     64,813
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts..........................    336,279     186,265     210,021
  Net increase (decrease) in repurchase agreements and
    federal funds purchased.................................    322,292      35,720    (221,968)
  Proceeds from notes payable...............................         --      20,000       1,600
  Repayments of notes payable...............................       (602)     (1,600)         --
  Issuance of company-obligated mandatorily redeemable trust
    preferred securities....................................     51,250      28,750          --
  Redemption of trust preferred securities..................    (28,750)         --          --
  Proceeds from issuance of common and preferred stock......      2,340       3,751       1,671
  Purchase of treasury stock................................         --          --        (612)
  Payments of cash dividends................................     (7,031)     (5,909)     (5,243)
                                                              ---------   ---------   ---------
      Net cash provided by (used in) financing activities
       from continuing operations...........................    675,778     266,977     (14,531)
                                                              ---------   ---------   ---------
  Net cash provided by (used in) discontinued operations....      6,077      (7,480)         --
Net increase (decrease) in cash and cash equivalents........     (2,190)     19,287      21,723
Cash and cash equivalents at beginning of year..............    141,399     122,112     100,389
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 139,209   $ 141,399   $ 122,112
                                                              =========   =========   =========
Supplemental information:
  Income taxes paid.........................................  $  14,173   $  18,700   $  18,959
                                                              =========   =========   =========
  Interest paid.............................................  $  30,373   $  50,896   $  62,956
                                                              =========   =========   =========
  Noncash investing and financing activities:
    Acquisition of real estate through foreclosure of
     collateral.............................................  $   3,981   $   1,932   $   1,192
                                                              =========   =========   =========

                See notes to consolidated financial statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     Organization -- Sterling Bancshares, Inc. (hereinafter, collectively with its subsidiaries, the "Company" or "Bancshares"), headquartered in Houston, Texas, is a bank holding company that provides commercial and retail banking services in the greater metro areas of Dallas, Houston, San Antonio, and South Texas through the community banking offices of Sterling Bank, a banking association chartered under the laws of the State of Texas (the "Bank"). Also, the Company provides mortgage banking services through its 80 percent ownership of Sterling Capital Mortgage Company ("SCMC").

     Summary of Significant Accounting and Reporting Policies -- The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and the prevailing practices within the banking industry. A summary of significant accounting policies follows:

     Basis of Presentation -- The consolidated financial statements include the accounts of Bancshares and its subsidiaries. Intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been restated to present the combined financial information of acquisitions accounted for using the pooling of interests method (see Note B).

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, and the valuation of foreclosed real estate, deferred tax assets, goodwill, servicing rights and trading activities.

     Trading Assets -- Securities classified as trading assets are bought with the anticipation of sale in the near term and are carried at fair market value. These assets are held up to 120 days. These securities consist primarily of the government-guaranteed portion of SBA loans.

     Securities -- Securities classified as held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets until their maturities. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law or statutory or regulatory requirements), these securities may be sold or transferred to another portfolio.

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

     Loans Held for Sale -- Loans originated and intended for sale in the secondary market are carried at the lower of cost or market value in the aggregate. Premiums, discounts and loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method.

     Loans Held for Investment -- Loans held for investment are stated at the principal amount outstanding, net of unearned discount. Unearned discount relates principally to consumer installment loans. The related interest income for installment loans is recognized principally by the simple interest method, which records

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES interest in proportion to the declining outstanding balances of the loans. This method approximates the interest method. For other loans, such income is recognized using the simple interest method.

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

     Nonaccrual, Past-Due and Restructured Loans -- Included in this loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate below the current market rate or a deferral of interest or principal payments.

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

     Allowance for Credit Losses -- The allowance for credit losses is a valuation allowance for probable losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery.

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

     Premises and Equipment -- Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation expense is computed primarily using the straight-

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter.

     Goodwill -- Through December 31, 2001, goodwill was amortized using the straight-line method over a period of 10 to 25 years. Due to the adoption of SFAS 142 on January 1, 2002, amortization of goodwill has been terminated. See subsequent discussion in "Recent Accounting Standards".

     Mortgage Servicing Rights -- SCMC determines the fair value of capitalized mortgage servicing rights ("MSRs") using assumptions regarding economic factors as they relate to the servicing portfolio. These assumptions are obtained from an independent servicing consultant and agreed to by management. SCMC evaluates impairment of the servicing rights by stratifying the portfolio based on predominant risk characteristics of the underlying loans including loan type and interest rate.

     Real Estate Acquired by Foreclosure -- The Bank records real estate acquired by foreclosure at fair value less estimated costs to sell. Adjustments are made to reflect declines in value subsequent to acquisition, if any, below the recorded amounts. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.

     Income Taxes -- Bancshares files a consolidated federal income tax return with its subsidiaries. Each computes income taxes as if it filed a separate return and remits to, or is reimbursed by Bancshares based on the portion of taxes currently due or refundable.

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

     Stock-based Compensation -- The Company accounts for stock-based employee compensation plans using the intrinsic value-based method of accounting as permitted and discloses pro forma information assuming the fair value-based method as prescribed by SFAS No. 123.

     Profit Sharing Plan -- The Company has a profit sharing plan that covers substantially all employees. Contributions are accrued and funded currently.

     Statements of Cash Flows -- For purposes of the statements of cash flows, cash and cash equivalents are defined as cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

     Earnings Per Share -- Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares issuable upon conversion of preferred stock and issuable upon exercise of outstanding stock options. All outstanding and weighted average share amounts presented in this report have been restated to reflect the effect of stock splits where applicable.

     Comprehensive Income -- Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders. The Company reports comprehensive income in the consolidated statements of shareholders' equity.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

     Segment Information -- The Company considers its business as two operating segments: commercial banking and mortgage banking. The Company has disclosed separately results of operations relating to the two segments in Note V to the consolidated financial statements.

     Reclassifications -- Certain reclassifications have been made to prior year amounts to conform to current year presentation. All reclassifications have been applied consistently for the periods presented.

     Recent Accounting Standards -- In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", ("SFAS 148"). SFAS 148 provides guidance on the accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 as of December 31, 2002 and has elected to continue to account for its employee stock options using the intrinsic value-based method.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"). SFAS 147 provides guidance on the accounting for the acquisition of a financial institution, except transactions between two or more mutual enterprises. The implementation of this standard did not have a material impact on the financial position or results of operation.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that the adoption of SFAS 145 will have a significant impact on its financial statements.

     In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), and Statement No. 144, Accounting for Impairment or Disposal of Long Lived Assets ("SFAS 144"). SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and is effective January 1, 2003. SFAS 144 was effective January 1, 2002, and supersedes existing accounting literature dealing with impairment and disposal of long lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long lived assets and for long lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company's management does not believe that the implementation of SFAS 143 will have a material impact on the Company's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These statements establish new standards for accounting and reporting for business

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires the application of the purchase method of accounting to all business combinations. The Company implemented SFAS 141 on July 1, 2001. SFAS 142 terminates the amortization of the goodwill presently on the Company's books. Such amortization, after-tax, was $1.2 million for year ended December 31, 2001. Under SFAS 142, the Company is required to periodically assess its goodwill and other intangible assets for potential impairment, based on the fair value of the reporting unit at which the goodwill is recorded. The Company implemented SFAS 142 on January 1, 2002. Goodwill currently carried on the balance sheet was subject to an initial assessment for impairment. The Company has completed its initial assessment and determined that there was no impairment of goodwill as of January 1, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations with the exception of no longer amortizing goodwill.

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

B.  ACQUISITIONS

     On September 13, 2002, the Company acquired ENB Bankshares, Inc. of Dallas, for an aggregate cash purchase price of $10.4 million. ENB Bankshares, Inc. is the privately held bank holding company of Eagle National Bank ("Eagle National"), which operates one banking office in North Dallas. Additionally during September 2002, the Company completed the operational integration of Eagle National Bank and Sterling Bank. This acquisition was accounted for using the purchase method of accounting. Goodwill of $5.7 million was recorded in connection with this acquisition.

     On December 17, 2001, the Company acquired Community Bancshares, Inc. and its subsidiary bank, Community Bank in a stock and cash merger. The shareholders of Community Bancshares, Inc. received $14.6 million in cash and 1,443,753 shares of the Company's common stock for all the outstanding common stock of Community Bancshares, Inc. Community Bank operated two banking offices in west Houston. As of December 31, 2001, Community Bank had total assets of $155 million, loans of $80 million and deposits of $114 million. The Company merged Community Bank into Sterling Bank in May of 2002. This acquisition was accounted for using the purchase method of accounting. Goodwill of $28.7 million was recorded.

     On August 23, 2001, the Company acquired Lone Star Bancorporation, Inc. and its subsidiary bank, Lone Star Bank in a stock-for-stock merger. The shareholders of Lone Star Bancorporation, Inc. received an aggregate of 1.76 million shares of the Company's common stock for all the outstanding common stock of Lone Star Bancorporation, Inc. The stock issuance occurred prior to the stock split in September 2001. All previously reported amounts have been restated to reflect this transaction which was accounted for using the "pooling of interests" method. Lone Star Bank operated four banking offices in the Houston metropolitan area. As of December 31, 2001, Lone Star Bank had total assets of $170 million, loans of $123 million and deposits of $154 million. The Company merged Lone Star Bank into Sterling Bank in the February of 2002.

     On March 22, 2001, the Company acquired CaminoReal Bancshares of Texas, Inc. and its subsidiary bank, CaminoReal Bank, National Association, for an aggregate cash purchase price of $51.8 million. CaminoReal Bank has four banking offices in San Antonio, Texas and four banking offices in the south Texas cities of Eagle Pass, Carrizo Springs, Crystal City and Pearsall. During June 2001, the Company completed the operational integration of CaminoReal Bank and Sterling Bank. This acquisition was accounted for using the purchase method of accounting. Goodwill of $21.2 million was recorded.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

C.  CASH AND CASH EQUIVALENTS

     The Bank is required by the Board of Governors of the Federal Reserve System (the "FRB") to maintain average reserve balances. "Cash and cash equivalents" in the consolidated balance sheets includes amounts so restricted of approximately $4.4 million at December 31, 2002 and $5.6 million at December 31, 2001.

D.  SECURITIES

     The amortized cost and fair value of securities are as follows (in thousands):

                                                            DECEMBER 31, 2002
                                             ------------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
AVAILABLE-FOR-SALE
Obligations of U.S. government agencies....  $ 38,608      $  800        $ 20       $ 39,388
Obligations of states and political
  subdivisions.............................     4,506         189          --          4,695
Mortgage-backed securities and
  collateralized mortgage obligations......   178,638       5,272         111        183,799
Other equity securities....................    23,277           6                     23,283
                                             --------      ------        ----       --------
Total......................................  $245,029      $6,267        $131       $251,165
                                             ========      ======        ====       ========
HELD-TO-MATURITY
Obligations of states and political
  subdivisions.............................  $ 56,128      $2,844        $  1       $ 58,971
Mortgage-backed securities and
  collateralized mortgage obligations......     5,761          96          43          5,814
                                             --------      ------        ----       --------
Total......................................  $ 61,889      $2,940        $ 44       $ 64,785
                                             ========      ======        ====       ========

                                                            DECEMBER 31, 2001
                                             ------------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations of
  U.S. government agencies.................  $ 25,217      $  767        $ 44       $ 25,940
Obligations of states and political
  subdivisions.............................     7,432         174          --          7,606
Mortgage-backed securities collateralized
  mortgage obligations.....................   207,235       5,141          53        212,323
Other equity securities....................     5,235          --          96          5,139
                                             --------      ------        ----       --------
Total......................................  $245,119      $6,082        $193       $251,008
                                             ========      ======        ====       ========
HELD-TO-MATURITY
U.S. Treasury securities and obligations of
  U.S. government agencies.................  $  2,997      $   25        $ --       $  3,022
Obligations of states and political
  subdivisions.............................    67,379       1,569           5         68,943
Mortgage-backed securities and
  collateralized mortgage obligations......     8,032          77         146          7,963
                                             --------      ------        ----       --------
Total......................................  $ 78,408      $1,671        $151       $ 79,928
                                             ========      ======        ====       ========

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

     The amortized cost and fair value of securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All amounts are shown in thousands.

                                                HELD-TO-MATURITY        AVAILABLE-FOR-SALE
                                             ----------------------   ----------------------
                                             AMORTIZED                AMORTIZED
                                               COST      FAIR VALUE     COST      FAIR VALUE
                                             ---------   ----------   ---------   ----------
Due in one year or less....................   $17,917     $18,161     $ 17,769     $ 17,989
Due after one year through five years......    22,178      23,548       24,914       25,628
Due after five years through ten years.....    16,033      17,262          379          407
Due after ten years........................        --          --           52           59
Mortgage-backed securities and
  collateralized mortgage obligations......     5,761       5,814      178,638      183,799
Other equity securities....................        --          --       23,277       23,283
                                              -------     -------     --------     --------
                                              $61,889     $64,785     $245,029     $251,165
                                              =======     =======     ========     ========

     The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 2002 or 2001.

     Securities with carrying values totaling $260.4 million and fair values totaling $269.2 million at December 31, 2002 were pledged to secure public deposits and Federal Home Loan Bank advances.

E.  LOANS

     The loan portfolio from continuing operations consists of various types of loans made principally to borrowers located in the Houston, Dallas and San Antonio metropolitan areas, and is classified by major type as follows (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Domestic
  Commercial, financial and industrial......................  $  576,994   $  498,850
  Real estate -- commercial.................................     616,451      520,748
  Real estate -- mortgage...................................     194,102      179,477
  Real estate -- construction...............................     367,621      279,780
  Consumer..................................................     142,969      144,991
Foreign
  Commercial and industrial.................................       7,207        7,594
  Other loans...............................................       5,226        4,760
Unearned premium (discount).................................          (5)         (60)
                                                              ----------   ----------
     Total loans held for investment........................   1,910,565    1,636,140
Loans held for sale
  Commercial, financial and industrial......................       2,624           --
  Real estate -- commercial.................................       3,062           --
  Real estate -- mortgage...................................     695,615      261,505
                                                              ----------   ----------
     Total loans............................................  $2,611,866   $1,897,645
                                                              ==========   ==========

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

     The recorded investment in impaired loans under SFAS No. 114 is approximately $81.8 million and $65.6 million, at December 31, 2002 and 2001, respectively. Under SFAS No. 114, such impaired loans required an allowance for credit losses of approximately $14.0 million and $16.4 million, respectively.

     The average recorded investment in impaired loans for the years ended December 31, 2002, 2001 and 2000 was $72.2 million, $56.4 million and $40.6 million, respectively.

     Loan maturities and rate sensitivity of the loan portfolio, excluding real estate -- mortgage and consumer and unearned discount, at December 31, 2002 are as follows (in thousands):

                                                        DUE AFTER
                                                         ONE YEAR
                                         DUE IN ONE    THROUGH FIVE   DUE AFTER
                                        YEAR OR LESS      YEARS       FIVE YEARS     TOTAL
                                        ------------   ------------   ----------   ----------
Commercial, financial and
  industrial..........................   $  455,206      $120,980      $ 3,432     $  579,618
Real estate -- commercial.............      369,087       228,059       22,367        619,513
Real estate -- construction...........      294,963        68,069        4,589        367,621
Foreign Loans.........................        6,835         1,094        1,721          9,650
                                         ----------      --------      -------     ----------
Total loans...........................   $1,126,091      $418,202      $32,109     $1,576,402
                                         ==========      ========      =======     ==========
Loans with a fixed interest rate......   $  127,673      $413,570      $32,109     $  573,352
Loans with a floating interest rate...      998,418         4,632           --      1,003,050
                                         ----------      --------      -------     ----------
Total loans...........................   $1,126,091      $418,202      $32,109     $1,576,402
                                         ==========      ========      =======     ==========

     As of December 31, 2002 and 2001, loans outstanding to directors, officers and their affiliates were approximately $11.5 million and $13.1 million, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

     An analysis of activity with respect to these related-party loans is as follows (in thousands):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
Beginning balance...........................................  $13,148   $ 14,971
New loans and reclassified related loans....................      869     18,573
Loans to insiders/directors who resigned....................     (428)    (3,653)
Repayments..................................................   (2,075)   (16,743)
                                                              -------   --------
Ending balance..............................................  $11,514   $ 13,148
                                                              =======   ========

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

F.  NONACCRUAL, PAST-DUE AND RESTRUCTURED LOANS

     The following table presents information relating to nonaccrual, past-due and restructured loans (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Nonaccrual loans............................................  $19,654   $14,179
Loans 90 days or more past due, not on nonaccrual status....      984     1,360
Restructured loans, performing..............................       --        16
                                                              -------   -------
                                                              $20,638   $15,555
                                                              =======   =======

     For the years ended December 31, 2002 and 2001, interest foregone on nonaccrual loans was approximately $1.1 million and $766 thousand, respectively.

G.  ALLOWANCE FOR CREDIT LOSSES

     An analysis of activity in the allowance for credit losses is as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Balance at beginning of year............................  $22,927   $16,862   $13,998
  Provisions............................................   14,018    11,684     9,668
  Loans charged off.....................................   11,704     9,823     7,767
  Loan recoveries.......................................   (1,724)   (1,446)     (963)
                                                          -------   -------   -------
     Net loans charged off..............................    9,980     8,377     6,804
  Allowance from acquisitions...........................      656     2,758        --
                                                          -------   -------   -------
Balance at end of year..................................  $27,621   $22,927   $16,862
                                                          =======   =======   =======

H.  PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Land........................................................  $ 12,116   $ 10,682
Buildings and improvements..................................    39,092     40,328
Furniture, fixtures and equipment...........................    48,973     42,519
                                                              --------   --------
                                                               100,181     93,529
Less accumulated depreciation and amortization..............   (45,262)   (40,938)
                                                              --------   --------
Total.......................................................  $ 54,919   $ 52,591
                                                              ========   ========

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

I.  INTANGIBLE ASSETS

     Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment. The Company completed its initial assessment and determined that there was no impairment of goodwill as of January 1, 2002. The Company will review goodwill on an annual basis for impairment or as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2001 and 2002 are as follows (in thousands):

                                       COMMERCIAL BANKING
                          ---------------------------------------------
                                                           DISCONTINUED   MORTGAGE
                          HOUSTON   SAN ANTONIO   DALLAS    OPERATIONS    BANKING     TOTAL
                          -------   -----------   ------   ------------   --------   -------
Balance, January 1,
  2001..................  $ 1,110     $    --     $   --      $   --       $4,842    $ 5,952
  Amortization..........     (185)       (583)        --        (205)        (279)    (1,252)
  Purchase price
     adjustment.........       --          --         --          --          217        217
  CaminoReal
     acquisition........       --      15,662         --       5,517           --     21,179
  Community
     acquisition........   28,716          --         --          --           --     28,716
                          -------     -------     ------      ------       ------    -------
Balance, December 31,
  2001..................   29,641      15,079         --       5,312        4,780     54,812
  Purchase price
     adjustment.........      (28)         --         --          --          838        810
  Eagle National
     acquisition........       --          --      5,662          --           --      5,662
                          -------     -------     ------      ------       ------    -------
Balance, December 31,
  2002..................  $29,613     $15,079     $5,662      $5,312       $5,618    $61,284
                          =======     =======     ======      ======       ======    =======

     The Company adopted SFAS No. 142, in its entirety, effective January 1, 2002. The following presents the net income for 2002 and 2001 that would have been reported, exclusive of goodwill amortization (in thousands).

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Reported net income.........................................  $36,551   $30,401
Add: Goodwill amortization, net of taxes....................       --       814
                                                              -------   -------
Adjusted net income.........................................  $36,551   $31,215
                                                              =======   =======
Reported diluted earnings per share.........................  $  0.82   $  0.71
Add: Goodwill amortization, net of taxes....................       --      0.02
                                                              -------   -------
Adjusted diluted earnings per share.........................  $  0.82   $  0.73
                                                              =======   =======

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

     The changes in the carrying amounts of intangible assets other than goodwill for the year ended December 31, 2002 and 2001 are as follows (in thousands):

                                                           CORE      MORTGAGE
                                                         DEPOSIT     SERVICING
                                                        INTANGIBLE    RIGHTS      TOTAL
                                                        ----------   ---------   --------
Balance, January 1, 2001..............................    $   --     $    907    $    907
  Amortization........................................        --       (1,154)     (1,154)
  Servicing rights originated.........................        --       19,839      19,839
  Community acquisition...............................     2,036           --       2,036
                                                          ------     --------    --------
Balance, December 31, 2001............................     2,036       19,592      21,628
  Amortization and impairment.........................      (426)     (13,150)    (13,576)
  Servicing rights originated.........................        --       20,025      20,025
  Eagle National acquisition..........................       486           --         486
                                                          ------     --------    --------
Balance, December 31, 2002............................    $2,096     $ 26,467    $ 28,563
                                                          ======     ========    ========

     As of December 31, 2002 and 2001, SCMC serviced loans with unpaid principal balances of approximately $2.7 billion and $1.3 billion, respectively. These amounts include loans that are held in the warehouse until shipped to the investor, typically 30 days. Escrow funds totaling approximately $9.7 million and $6.1 million at December 31, 2002 and 2001, respectively, are held in trust for mortgagors at various financial institutions. The loans and escrow funds are not included in the accompanying balance sheet.

     The projected amortization for the intangible assets other than goodwill as of December 31, 2002 is as follows (in thousands):

                                                             CORE      MORTGAGE
                                                           DEPOSIT     SERVICING
                                                          INTANGIBLE    RIGHTS      TOTAL
                                                          ----------   ---------   -------
2003....................................................    $  443      $ 7,340    $ 7,783
2004....................................................       358        7,370      7,728
2005....................................................       292        7,336      7,628
2006....................................................       241        4,421      4,662
2007....................................................       201           --        201
Amount thereafter.......................................       561           --        561
                                                            ------      -------    -------
                                                            $2,096      $26,467    $28,563
                                                            ======      =======    =======

J.  DISCONTINUED OPERATIONS

     The Bank entered into an agreement dated October 29, 2002 to sell its banking office located in Eagle Pass, Texas. On July 12, 2002 the Bank entered into an agreement to sell three banking offices in Carrizo Springs, Crystal City and Pearsall, Texas. The four banking offices have combined loans of $33.0 million and combined deposits of $140.2 million as of December 31, 2002. The proposed sales are subject to customary closing conditions, including receipt of all requisite regulatory approvals. Subject to the receipt of all requisite regulatory approvals, the Company anticipates closing the sale of the Eagle Pass banking office in the first quarter of 2003 and the sale of the three banking offices in Carrizo Springs, Crystal City and Pearsall in the second quarter of 2003. The business related to these four offices is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this document. The results of these four offices are presented

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES as discontinued operations in a separate category on the income statement following results from continuing operations.

     The assets and liabilities of the discontinued operations are stated separately as of December 31, 2002 and December 31, 2001 on the consolidated balance sheet. The major asset and liability categories are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Cash equivalents............................................  $  7,791   $  6,896
Loans held for investment...................................    32,996     30,648
Other assets................................................     1,985      1,766
                                                              --------   --------
Assets related to discontinued operations...................  $ 42,772   $ 39,310
                                                              ========   ========
Demand deposits:
  Noninterest-bearing.......................................  $ 25,547   $ 21,125
  Interest-bearing..........................................    51,535     56,317
Certificates of deposit and other time deposits.............    63,088     52,937
                                                              --------   --------
  Total deposits............................................   140,170    130,379
Other liabilities...........................................       170        300
                                                              --------   --------
Liabilities related to discontinued operations..............  $140,340   $130,679
                                                              ========   ========

K.  DEPOSITS

     Included in certificates of deposit and other time deposits are certificates of deposit in amounts of $100,000 or more. The remaining maturities of these certificates are summarized as of December 31, 2002 as follows (in thousands):

Three months or less........................................  $232,406
Four through six months.....................................    88,860
Seven through twelve months.................................    69,694
Thereafter..................................................    49,840
                                                              --------
                                                              $440,800
                                                              ========

     Interest expense for certificates of deposit in excess of $100,000 was approximately $11.0 million, $15.0 million, and $14.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     At December 31, 2002, the Bank has $99.5 million in brokered deposits. These deposits will mature within year 2003. Deposits of $90.4 million will mature in the next six months and the remaining balance of $9.1 million in the second half of year 2003. There are no major concentrations of deposits.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

L.  OTHER BORROWED FUNDS

     Other borrowed funds are summarized as follows (in thousands):

                                                                2002       2001
                                                              --------   --------
Federal Home Loan Bank advances.............................  $490,790   $146,000
Federal funds purchased with correspondent banks............    18,800     10,950
Securities sold under agreements to repurchase..............        --     18,248
Promissory notes payable to unaffiliated third party........        --      5,100
                                                              --------   --------
                                                              $509,590   $180,298
                                                              ========   ========

     The Bank has an available line of credit with the Federal Home Loan Bank of Dallas, which allows the Bank to borrow on a collateralized basis. At December 31, 2002, the Bank had $490.8 million, of which $475 million bearing an interest rate of 1.30% and $15.8 million bearing an interest rate of 1.35%, borrowed under this line of credit, with a maturity of two days. These borrowings are collateralized by single family residential mortgage loans. The amounts were repaid in January 2003.

     Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. However, the Bank eliminated the Repurchase Agreement Sweep product as of December 31, 2002 because of the smaller number of customers utilizing the service and it was uncompetitive with other Bank products. Information concerning securities sold under agreements to repurchase during the year 2002 is summarized as follows (dollars in thousands):

                                                               2002        2001
                                                              -------     -------
Average balance during the year.............................  $13,559     $15,074
Average interest rate during the year.......................     0.96%       2.67%
Maximum month-end balance during the year...................  $19,796     $18,248
Average interest rate at the end of the year................       --        1.16%

     The Bank has available lines for federal funds purchased at correspondent banks. As of December 31, 2002, federal funds outstanding with correspondent banks was $18.8 million, of which $18.5 million will mature in the next three months. The amounts will be repaid when they mature.

M.  NOTES PAYABLE

     Effective February 2, 2002, the Company entered into a Credit Agreement with Wells Fargo Bank Minnesota, National Association which provides for a $20 million revolving credit facility. The Company currently has $20 million outstanding under the terms of the credit facility. The original term of the credit facility is for a one year period ending on February 2, 2003. This line of credit was renewed on February 2, 2003 by the Company with the Wells Fargo Bank, National Association, successor by assignment to Wells Fargo Bank Minnesota, National Association. The note matures on February 1, 2006. The interest rate payable by the Company on all funds drawn under the credit facility is 1.95% in excess of the Federal Funds Rate in effect from time to time. The indebtedness under the credit facility is guaranteed by Sterling Bancorporation, Inc. The Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on mergers, acquisitions and the sale of all or substantially all of the Company's assets, and (iv) maintenance of certain financial covenants by the Company and the Bank. Included within these financial covenants is a financial covenant requiring the Bank to maintain its categorization as "well capitalized." At December 31, 2002, the most recent report filed by the Bank categorized it as "adequately capitalized" under applicable regulatory requirements. Wells Fargo has provided to the Company a written waiver with respect to this financial covenant which is effective through March 31,

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

2003. Although the covenants and restrictions could restrict the Company's corporate activities, the Company does not anticipate that the credit facility or the covenants and conditions contained therein will have any material impact upon the Company or its operations.

     Upon the acquisition of ENB Bancshares, Inc. in September 2002, the Company assumed a note payable to Wells Fargo Bank Minnesota, National Association. The balance of $1.1 million was repaid January 2, 2003. In addition the Company assumed notes payable totaling $879 thousand to two executives with the acquisition of Community Bancshares, Inc. in December 2001. Notes payable of $519 thousand were repaid in August 2002. The remaining notes payable of $360 thousand as of December 31, 2002 will mature January 11, 2004.

N.  TRUST PREFERRED SECURITIES

     On September 26, 2002, Sterling Bancshares Capital Trust III ("Trust III"), a trust formed under the laws of the State of Delaware in February, 2001, issued 1,250,000 8.30% Trust Preferred Securities with an aggregate liquidation value of $31,250,000. Concurrent with the issuance of the 8.30% Trust Preferred Securities, Trust III issued trust common securities to the Company in the aggregate liquidation value of $966,500. The proceeds of the issuance of the 8.30% Trust Preferred Securities and trust common securities were invested the Company's 8.30% Junior Subordinated Deferrable Interest Debentures (the "8.30% Junior Subordinated Debentures") issued by the Company. The 8.30% Junior Subordinated Debentures will mature on September 26, 2032, which date may be shortened to a date not earlier than September 26, 2007 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The 8.30% Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the 8.30% Junior Subordinated Debentures by the Company. The 8.30% Junior Subordinated Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the 8.30% Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the 8.30% Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date.

     In August 2002, the Company formed Sterling Bancshares Statutory Trust One, a trust formed under the laws of the State of Connecticut ("Statutory Trust One"). On August 30, 2002, Statutory Trust One completed a private placement of $20,000,000 of Floating Rate Trust Preferred Securities to an institutional buyer. The proceeds from the sale were invested in the Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company. The Floating Rate Trust Preferred Securities and the Floating Rate Junior Subordinated Deferrable Interest Debentures have a floating rate equal to the three-month LIBOR plus 3.45%, which resets quarterly. For the first five years, there is a ceiling on the three-month LIBOR of 8.50% resulting in a ceiling on the floating rate of 11.95% during this period. As of December 31, 2002, the rate was 4.85%. The Floating Rate Junior Subordinated Debentures will mature on August 30, 2032, which date may be shortened to a date not earlier than August 30, 2007 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The Floating Rate Trust Preferred Securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the Floating Rate Junior Subordinated Deferrable Interest Debentures by the Company. The Floating Rate Junior Subordinated Deferrable Interest Debentures may be prepaid upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the Floating Rate Trust Preferred Securities. In each case, redemption will be made at a price equal to 100% of the face amount of the Floating Rate Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date. As a result during the fourth quarter of 2002, The Company recorded a cost relating to the early redemption.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

     In February 2001, the Company formed Sterling Bancshares Capital Trust II ("Trust II") and Trust III. On March 21, 2001, Trust II issued 1,150,000 9.20% Trust Preferred Securities with an aggregate liquidation value of $28,750,000. Concurrent with the issuance of the 9.20% Trust Preferred Securities, Trust II issued trust common securities to the Company in the aggregate liquidation value of $889,175. The proceeds of the issuance of the 9.20% Trust Preferred Securities and trust common securities were invested in the Company's 9.20% Junior Subordinated Deferrable Interest Debentures (the "9.20% Junior Subordinated Debentures"). The proceeds of the issuance of the 9.20% Junior Subordinated Debentures were invested in the 9.20% Junior Subordinated Deferrable Interest Debentures (the "9.20% Junior Subordinated Debentures") issued by the Company. The 9.20% Junior Subordinated Debentures will mature on March 21, 2031, which date may be shortened to a date not earlier than March 21, 2006 if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The 9.20% Trust Preferred Securities will be subject to mandatory redemption if the 9.20% Junior Subordinated Debentures are repaid by the Company. The 9.20% Junior Subordinated Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the 9.20% Trust Preferred Securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

     In June 1997, the Company formed Sterling Bancshares Capital Trust I, a trust formed under the laws of the State of Delaware (the "Trust I"). The Trust I issued 1,150,000 9.28% Trust Preferred Securities with an aggregate liquidation value of $28,750,000. Concurrent with the issuance of the 9.28% Trust Preferred Securities, Trust I issued trust common securities to the Company in the aggregate liquidation value of $889,200. The proceeds of the issuance of the 9.28% Trust Preferred Securities and trust common securities were invested in the Company's 9.28% Junior Subordinated Deferrable Interest Debentures (the "9.28% Junior Subordinated Debentures"). The proceeds of the issuance of the 9.28% Junior Subordinated Debentures were invested in the 9.28% Junior Subordinated Deferrable Interest Debentures (the "9.28% Junior Subordinated Debentures") issued by the Company. With the proceeds received by the Company from the sale of its 8.30% Junior Subordinated Debentures to Trust III on September 26, 2002, the Company, on November 1, 2002, prepaid all $29,639,200 of the 9.28% Junior Subordinated Deferrable Interest Debentures previously issued by the Company to Trust I. Upon the prepayment, the 9.28% Trust Preferred Securities and the 9.28% Trust Common Securities issued by Trust I were mandatorily redeemed. In each case, the redemption was made at par, plus the accrued and unpaid distributions through November 1, 2002.

O.  INCOME TAXES

     The components of the provision for income taxes follow (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Current expense.........................................  $18,638   $ 7,282   $13,011
Deferred benefit........................................     (560)    9,128      (370)
                                                          -------   -------   -------
  Total.................................................  $18,078   $16,410   $12,641
                                                          =======   =======   =======

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

     The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate on operations as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Taxes calculated at statutory rate......................  $19,120   $16,384   $14,063
Increase (decrease) resulting from:
  Tax-exempt interest income............................   (1,011)   (1,104)   (1,255)
  Tax-exempt income from bank-owned life insurance......     (729)     (717)     (661)
  Goodwill amortization.................................       --       342       157
  Adjustments to valuation allowance....................       --        --        --
  Other, net............................................      698     1,505       337
                                                          -------   -------   -------
Income tax expense......................................  $18,078   $16,410   $12,641
                                                          =======   =======   =======

     Significant deferred tax assets and liabilities at December 31, 2002 and 2001, were as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Deferred tax assets:
  Real estate acquired by foreclosure.......................  $    82   $    31
  Allowance for credit losses...............................    9,667     7,455
  Net operating loss carryforward...........................      133       174
  Deferred compensation.....................................    2,310     1,314
  Other.....................................................      589       128
                                                              -------   -------
     Total deferred tax assets..............................   12,781     9,102
Deferred tax liabilities:
  Net unrealized gains on available-for-sale securities.....    2,147     1,939
  Depreciable assets........................................    1,345     1,159
  Earnings from Sterling Capital Mortgage Company...........      396       396
  Federal Home Loan Bank stock dividends....................    1,028       867
  Originated mortgage servicing rights......................    9,264     7,385
  Insurance.................................................    1,554        --
  Other.....................................................      170       831
                                                              -------   -------
     Total deferred tax liabilities.........................   15,904    12,577
                                                              -------   -------
Net deferred tax liabilities before valuation allowance.....   (3,123)   (3,475)
Valuation allowance.........................................      262       262
                                                              -------   -------
Net deferred tax liabilities................................  $(3,385)  $(3,737)
                                                              =======   =======

P.  EMPLOYEE BENEFITS

     Profit Sharing Plan -- The Company's profit sharing plan includes substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but generally equal up to 10% of the Company's pretax income, subject to IRS limitations. Employee contributions to 401(K) plan accounts are optional. Beginning in 1997, the Company matched 50 percent of the employee's contribution, up to 6 percent

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES of the employee's base pay. Profit sharing contributions are accrued and funded currently. Total profit sharing expense for 2002, 2001 and 2000 was approximately $5.1 million, $3.9 million, and $2.9 million, respectively.

     Stock-based Compensation -- During April 1994, the Company adopted the "1994 Stock Incentive Plan (the "Stock Plan"). The Stock Plan, as amended, provides for a maximum of 3,900,000 shares (after adjustment for stock splits) of the Company's common stock to be issued. No options or performance shares may be granted under the Stock Plan after April 2004. Options are granted to officers and employees at exercise prices determined by the Human Resources Programs Committee of the Board of Directors. These options generally have exercise prices equal to the fair market value of the common stock at the date of grant and vest ratably over a four-year period. Options granted under the plan must be exercised not later than ten years from the date of grant. Stock grant awards may also be made under the Stock Plan with compensation expense recognized for any stock grant awards. A total of 19,685, 20,264, and 4,250 stock grants were awarded under the Stock Plan during 2002, 2001 and 2000, respectively.

     A summary of changes in outstanding options, as restated for stock splits, is as follows (shares in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------
                                         2002                2001                2000
                                   -----------------   -----------------   -----------------
                                            WEIGHTED            WEIGHTED            WEIGHTED
                                            AVERAGE             AVERAGE             AVERAGE
                                            EXERCISE            EXERCISE            EXERCISE
                                   SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                   ------   --------   ------   --------   ------   --------
Shares under option, beginning of
  year...........................  2,301     $8.63     1,800     $6.45     1,574     $6.12
  Shares granted.................    221     12.23       880     12.28       455      7.88
  Shares canceled/expired........    (88)    11.85      (122)     9.48       (80)     7.61
  Shares exercised...............   (164)     5.75      (257)     5.40      (149)     3.31
                                   -----     -----     -----     -----     -----     -----
Shares under option, end of
  year...........................  2,270     $9.07     2,301     $8.63     1,800     $6.45
                                   =====     =====     =====     =====     =====     =====
Shares exercisable, end of
  year...........................  1,222     $7.07       935     $5.54       870     $4.82
                                   =====     =====     =====     =====     =====     =====
Shares reserved for future
  granting of options, end of
  year...........................    408                 635                 615
                                   =====               =====               =====
Weighted average fair value of
  options granted during the
  year...........................            $3.35               $3.64               $2.81
                                             =====               =====               =====

     The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              2002    2001    2000
                                                              -----   -----   -----
Expected life (years).......................................   4.52    4.82    5.17
Risk free interest rate.....................................   2.55%   4.22%   5.03%
Volatility..................................................  29.29%  29.35%  28.97%
Dividend yield..............................................   1.47%   1.28%   1.11%

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

     The following table presents information relating to the Company's stock options outstanding at December 31, 2002 (share data in thousands):

                                              OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                               -------------------------------------------------   ------------------------------
                                                                WEIGHTED-AVERAGE
                                 NUMBER      WEIGHTED-AVERAGE    REMAINING LIFE      NUMBER      WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES       OUTSTANDING    EXERCISE PRICE        (YEARS)        EXERCISABLE    EXERCISE PRICE
------------------------       -----------   ----------------   ----------------   -----------   ----------------
$ 0.00 - $ 1.56..............         6           $   --              8.6                --           $   --
$ 1.57 - $ 3.13..............       285             2.36              1.8               285             2.36
$ 3.14 - $ 4.69..............        82             3.84              3.1                82             3.84
$ 4.70 - $ 6.26..............        71             5.88              4.9                59             5.85
$ 6.27 - $ 7.82..............       465             7.12              5.8               307             7.16
$ 7.83 - $ 9.39..............       291             8.72              5.9               228             8.75
$ 9.40 - $10.95..............       125            10.11              6.8                77            10.06
$10.96 - $12.51..............       502            11.70              8.0               107            11.75
$12.52 - $14.08..............       273            13.14              8.3                43            12.97
$14.09 - $15.64..............       170            15.30              8.4                34            15.50
                                  -----           ------              ---             -----           ------
                                  2,270           $ 9.07              6.2             1,222           $ 7.07
                                  =====           ======              ===             =====           ======

     Annual Reconciliation of Reported and Pro Forma Net Income and EPS -- If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards, there would have been no material impact on the Company's reported net income or earnings per share. Pro forma information regarding net income and earnings per share is required under Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and has been determined as if the Company accounted for its employee stock option plans under the fair value method of SFAS 123. The fair value of options was estimated using a Black-Scholes option pricing model. Option valuation models require use of highly subjective assumptions. Also, employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Because employee stock options have differing characteristics and changes in the subjective input assumptions can materially affect the fair value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of employee stock options. The following table shows information related to stock-based compensation in both the reported and pro forma earnings per share amounts (dollars in thousands except for per share amounts):

                                                           2002      2001      2000
                                                          -------   -------   -------
Net Income, as reported.................................  $36,551   $30,401   $27,540
Total stock-based employee compensation expense
  determined under fair value based method for all
  awards granted since January 1, 1995, net of related
  tax effects...........................................    1,050     1,116       686
                                                          -------   -------   -------
Pro Forma net income....................................  $35,501   $29,285   $26,854
                                                          =======   =======   =======
Earnings per share:
  Basic -- as reported..................................  $  0.83   $  0.72   $  0.66
                                                          =======   =======   =======
  Basic -- pro forma....................................  $  0.81   $  0.69   $  0.65
                                                          =======   =======   =======
  Diluted -- as reported................................  $  0.82   $  0.71   $  0.65
                                                          =======   =======   =======
  Diluted -- pro forma..................................  $  0.79   $  0.68   $  0.64
                                                          =======   =======   =======

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

     Stock Purchase Plan -- The Company offers the 1994 Employee Stock Purchase Plan (the "Purchase Plan"), which is a compensatory benefit plan, to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan provides for an aggregate of 675,000 shares of the Company's common stock to be issued under the Plan with no more than 67,500 shares available during any annual offering. The purchase price for shares available under the Purchase Plan is equal to the fair market value on the date of the offering. During 2002 and 2001, 13,016 and 5,448 shares, respectively, were subscribed for through payroll deduction for a maximum of two years. In 2001, 450 shares were purchased upon the offering. Shares are issued upon full payment.

Q.  SHAREHOLDERS' EQUITY

     Stock Splits -- On July 24, 2001, the Board of Directors declared a three-for-two stock split that was effected in the form of a stock dividend on its common stock. Stockholders of record on September 4, 2001 received one additional share of common stock for every two shares of the Company's common stock held on that date. Cash paid in lieu of fractional shares was based on the average of the high and low bids on the record date, as adjusted for the split. The payment date for the stock dividend was September 18, 2001.

     Preferred Stock -- The Board of Directors has approved the sale of convertible preferred stock in series pursuant to confidential private placement memoranda upon the opening of various banking offices. The shares are sold to investors who may assist in the business development efforts of the opening office and are convertible to common shares dependent on that banking office meeting certain performance and deposit growth goals. On March 7, 2002, the Company completed a private placement of 20,000 shares of the Company's Series I Convertible Preferred Stock. Shares of the Series I Preferred Stock will convert into shares of the Company's common stock based upon performance goals for the Dallas banking office for which such shares were issued. The conversion ratio ranges from 1.25 shares of common stock if the performance goals are met prior to November 7, 2003, to 1.1 shares of common stock if the performance goals are met prior to November 7, 2004. After November 7, 2004, each share of Series I Preferred Stock will automatically convert into one share of common stock. During 2001, 11,500 shares of preferred stock under Series F issued in 1998 were converted into 11,500 common shares prior to the stock split in September 2001. At December 31, 2002, there are 59,000 convertible preferred shares outstanding. These shares are convertible into a maximum of 98,125 shares of common stock if the performance and deposit growth goals of the banking offices are achieved.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

R.  EARNINGS PER COMMON SHARE

     Earnings per common share was computed based on the following (in thousands, except per share data):

                                                           2002      2001      2000
                                                          AMOUNT    AMOUNT    AMOUNT
                                                          -------   -------   -------
Net income from continuing operations...................  $36,673   $30,985   $27,540
  Loss from discontinued operations.....................     (122)     (584)       --
                                                          -------   -------   -------
Net income..............................................  $36,551   $30,401   $27,540
                                                          =======   =======   =======
Basic:
  Weighted average shares outstanding...................   43,872    42,180    41,596
Diluted:
  Add incremental shares for:
     Assumed exercise of outstanding options............      790       803       509
     Assumed conversion of preferred stock..............       94        61       107
                                                          -------   -------   -------
Total...................................................   44,756    43,044    42,212
                                                          =======   =======   =======
Earnings per share from continuing operations
  Basic.................................................  $  0.84   $  0.73   $  0.66
                                                          =======   =======   =======
  Diluted...............................................  $  0.82   $  0.72   $  0.65
                                                          =======   =======   =======
Earnings per share
  Basic.................................................  $  0.83   $  0.72   $  0.66
                                                          =======   =======   =======
  Diluted...............................................  $  0.82   $  0.71   $  0.65
                                                          =======   =======   =======

     The incremental shares for the assumed exercise of the outstanding options was determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock was determined assuming applicable performance goals had been met.

     The Company did not have any antidilutive shares in 2002, 2001 and 2000.

S.  COMMITMENTS AND CONTINGENCIES

     Leases -- A summary as of December 31, 2002, of noncancelable future operating lease commitments follows (in thousands):

2003........................................................  $ 3,702
2004........................................................    3,305
2005........................................................    2,522
2006........................................................    1,540
2007........................................................    1,398
Thereafter..................................................    5,708
                                                              -------
Total.......................................................  $18,175
                                                              =======

     Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $8.1 million, $5.6 million, and $3.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

     Litigation -- The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements.

T.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

     The following is a summary of the various financial instruments entered into by the Bank (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Commitments to extend credit................................  $465,402   $344,507
Standby letters of credit...................................    18,296     19,470
Mortgages sold with recourse................................   851,061    272,894

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

     The Bank's mortgage subsidiary, SCMC, sells mortgages in the secondary market either to dealers or investors. A portion of these loans are sold with recourse for a period which generally does not exceed one year. SCMC sells its non-conforming conventional loan production on a non-recourse basis. Other loans are sold with limited recourse.

     Regardless of the form of sale of loan production, and while SCMC generally does not retain primary credit risk, it does have potential liability under the representations and warranties it makes to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, SCMC may be required to repurchase a mortgage loan. If SCMC is required to repurchase the mortgage loan or make additional payments to the purchaser, subsequent losses on the mortgage loan will be borne by SCMC. For the years ended December 2002 and 2001, these losses totaled $4.5 million and $0 respectively. As of December 31, 2002 and 2001, loans sold with recourse totaled $851 million and $273 million, respectively.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

U.  REGULATORY MATTERS

     Capital Requirements -- The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amount and the Bank's classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators.

     To meet the capital adequacy requirements, the Company must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2002 and 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 2002, the most recent notification categorized the Bank as "adequate" under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table:

                                                                                      TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                                FOR CAPITAL       PROMPT CORRECTIVE
                                               ACTUAL        ADEQUACY PURPOSES    ACTION PROVISIONS
                                          ----------------   ------------------   ------------------
                                           AMOUNT    RATIO    AMOUNT     RATIO     AMOUNT     RATIO
                                          --------   -----   ---------   ------   ---------   ------
                                                  (IN THOUSANDS, EXCEPT PERCENTAGE AMOUNTS)
CONSOLIDATED:
As of December 31, 2002:
Total Capital (to Risk Weighted
  Assets)...............................  $292,010    9.29%  $251,521     8.0%         N/A      N/A
Tier I Capital (to Risk Weighted
  Assets)...............................   264,387    8.41%   125,761     4.0%         N/A      N/A
Tier I Capital (to Average Assets)......   264,387    7.81%   135,358     4.0%         N/A      N/A

As of December 31, 2001:
Total Capital (to Risk Weighted
  Assets)...............................  $239,234   10.66%  $179,538     8.0%         N/A      N/A
Tier I Capital (to Risk Weighted
  Assets)...............................   216,307    9.64%    89,754     4.0%         N/A      N/A
Tier I Capital (to Average Assets)......   216,307    8.40%   103,003     4.0%         N/A      N/A

STERLING BANK:
As of December 31, 2002:
Total Capital (to Risk Weighted
  Assets)...............................  $308,426    9.82%  $251,221     8.0%    $314,027     10.0%
Tier I Capital (to Risk Weighted
  Assets)...............................   280,803    8.94%   125,611     4.0%     188,416      6.0%
Tier I Capital (to Average Assets)......   280,803    8.31%   135,244     4.0%     169,055      5.0%

As of December 31, 2001:
Total Capital (to Risk Weighted
  Assets)...............................  $231,694   11.37%  $163,021     8.0%    $203,777     10.0%
Tier I Capital (to Risk Weighted
  Assets)...............................   211,356   10.38%    81,447     4.0%     122,171      6.0%
Tier I Capital (to Average Assets)......   211,356    8.73%    96,841     4.0%     121,052      5.0%

LONE STAR BANK:
As of December 31, 2001:
Total Capital (to Risk Weighted
  Assets)...............................  $ 15,623   11.94%  $ 10,468     8.0%    $ 13,085     10.0%
Tier I Capital (to Risk Weighted
  Assets)...............................    14,025   10.72%     5,233     4.0%       7,850      6.0%
Tier I Capital (to Average Assets)......    14,025    8.23%     6,817     4.0%       8,521      5.0%

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                                                                                      TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                                FOR CAPITAL       PROMPT CORRECTIVE
                                               ACTUAL        ADEQUACY PURPOSES    ACTION PROVISIONS
                                          ----------------   ------------------   ------------------
                                           AMOUNT    RATIO    AMOUNT     RATIO     AMOUNT     RATIO
                                          --------   -----   ---------   ------   ---------   ------
COMMUNITY BANK:
As of December 31, 2001:
Total Capital (to Risk Weighted
  Assets)...............................  $  9,421   12.10%  $  6,229     8.0%    $  7,786     10.0%
Tier I Capital (to Risk Weighted
  Assets)...............................     8,449   10.86%     3,112     4.0%       4,668      6.0%
Tier I Capital (to Average Assets)......     8,449    5.46%     6,190     4.0%       7,737      5.0%

     Dividend Restrictions -- Dividends paid by the Bank and the Company are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $67.2 million and $75.3 million available for payment of dividends at December 31, 2002, by the Bank and the Company, respectively.

V.  SEGMENTS

     The Company has two operating segments: commercial banking and mortgage banking. Each segment is managed separately because each business requires different marketing strategies and each offers different products and services.

     The accounting policies of the segments are the same as those described in Note A. The Company evaluates each segment's performance based on the profit or loss from its operations before income taxes. Intersegment financing arrangements are accounted for at current market rates as if they were with third parties.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

     Summarized financial information by operating segment for the years ended December 31, 2002 and 2002 follows:

                                          2002                                 2001
                           ----------------------------------   ----------------------------------
                           COMMERCIAL   MORTGAGE                COMMERCIAL   MORTGAGE
                            BANKING     BANKING     COMBINED     BANKING     BANKING     COMBINED
                           ----------   --------   ----------   ----------   --------   ----------
Net interest income......  $  146,672   $    --    $  146,672   $  123,161   $    --    $  123,161
Noninterest income.......      27,497    67,013        94,510       22,787    41,975        64,762
                           ----------   -------    ----------   ----------   -------    ----------
  Total revenue..........     174,169    67,013       241,182      145,948    41,975       187,923
Provision for credit
  losses.................      11,700     2,318        14,018       11,684        --        11,684
Noninterest expense......     113,386    58,966       172,352      101,921    26,602       128,523
                           ----------   -------    ----------   ----------   -------    ----------
Income from continuing
  operations before
  income taxes...........      49,083     5,729        54,812       32,343    15,373        47,716
Provision for income
  taxes..................      15,778     2,361        18,139       10,451     6,280        16,731
                           ----------   -------    ----------   ----------   -------    ----------
  Income from continuing
     operations..........      33,305     3,368        36,673       21,892     9,093        30,985
Loss from discontinued
  operations before
  income taxes...........        (183)       --          (183)        (905)       --          (905)
Provision for income
  taxes..................         (61)       --           (61)        (321)       --          (321)
                           ----------   -------    ----------   ----------   -------    ----------
Loss from discontinued
  operations.............        (122)       --          (122)        (584)       --          (584)
                           ----------   -------    ----------   ----------   -------    ----------
  Net Income.............  $   33,183   $ 3,368    $   36,551   $   21,892   $ 9,093    $   30,401
                           ==========   =======    ==========   ==========   =======    ==========
Total assets.............  $3,558,529   $24,216    $3,582,745   $2,762,463   $15,627    $2,778,090
                           ==========   =======    ==========   ==========   =======    ==========

     Intersegment interest was paid to Sterling Bank by SCMC in the amount of $27.7 million and $13.5 million for the years ended December 31, 2002 and 2001, respectively. Total loans in the mortgage warehouse line of credit of $640.3 million and $253.7 million were eliminated in consolidation at December 31, 2002 and 2001, respectively.

W.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL STATEMENTS

     Fair values were estimated by management as of December 31, 2002 and 2001, and required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

     The following methods and assumptions were used to estimate the fair value of cash and of financial instruments for which it is practicable to estimate that value:

     Cash and Short-term Investments -- For cash and short-term investments, the carrying amount is a reasonable estimate of fair value.

     Securities -- For securities held as investment, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Trading Assets -- Securities are bought with the anticipation of sale in the near term are carried at fair market value which equals quoted market prices.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

     Loans Held for Sale -- For loans held for sale, fair value equals quoted market prices, if available. If a quoted market price is not available, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Loans Held for Investment -- The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Deposit Liabilities -- The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Other Borrowed Funds -- The carrying amounts approximate fair value because these borrowings reprice at market rates generally within four days.

     Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written -- The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                         DECEMBER 31,
                                       -------------------------------------------------
                                                2002                      2001
                                       -----------------------   -----------------------
                                        CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                       ----------   ----------   ----------   ----------
Financial assets:
  Cash and short-term investments....  $  140,511   $  140,511   $  155,826   $  155,826
  Available-for-sale securities......     251,165      251,165      251,008      251,008
  Held-to-maturity securities........      61,889       64,785       78,408       79,928
  Trading assets.....................     142,803      142,803      118,511      118,511
  Loans held for sale................     701,301      701,301      261,505      261,505
  Loans held for investment..........   1,910,565    1,935,489    1,636,140    1,651,195
  Less allowance for credit losses...     (27,621)     (27,621)     (22,927)     (22,927)
                                       ----------   ----------   ----------   ----------
Total................................  $3,180,613   $3,208,433   $2,478,471   $2,495,046
                                       ==========   ==========   ==========   ==========
Financial liabilities:
  Deposits...........................  $2,532,902   $2,542,052   $2,138,601   $2,145,608
  Other borrowed funds...............     509,590      509,590      180,298      180,298
                                       ----------   ----------   ----------   ----------
Total................................  $3,042,492   $3,051,642   $2,318,899   $2,325,906
                                       ==========   ==========   ==========   ==========
Off-balance-sheet instruments:
  Commitments to extend credit.......                     ( --)                     ( --)
  Standby letters of credit..........                     ( --)                     ( --)

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

X.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

                                             2002                                    2001
                             -------------------------------------   -------------------------------------
                             FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                             QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                             -------   -------   -------   -------   -------   -------   -------   -------
Interest income............  $48,463   $45,681   $42,092   $40,155   $40,600   $44,065   $44,767   $40,986
Interest expense...........    7,912     7,505     7,045     7,257     8,638    11,647    13,114    13,858
                             -------   -------   -------   -------   -------   -------   -------   -------
  Net interest income......   40,551    38,176    35,047    32,898    31,962    32,418    31,653    27,128
Provision for credit
  losses...................    4,868     3,439     3,088     2,623     3,092     3,120     3,112     2,360
                             -------   -------   -------   -------   -------   -------   -------   -------
Net interest income after
  provision for credit
  losses...................   35,683    34,737    31,959    30,275    28,870    29,298    28,541    24,768
Noninterest income.........   28,931    27,268    22,566    15,745    19,297    13,659    18,910    12,896
Noninterest expense........   49,280    48,190    40,382    33,678    34,441    29,104    34,828    26,969
Conversion costs related to
  acquisitions.............     (151)      973        --        --       957     1,194        --     1,030
                             -------   -------   -------   -------   -------   -------   -------   -------
  INCOME FROM CONTINUING
    OPERATIONS BEFORE
    INCOME TAXES...........   15,485    12,842    14,143    12,342    12,769    12,659    12,623     9,665
  Provision for income
    taxes..................    5,117     4,314     4,723     3,985     4,643     4,544     4,553     2,991
                             -------   -------   -------   -------   -------   -------   -------   -------
  INCOME FROM CONTINUING
    OPERATIONS.............   10,368     8,528     9,420     8,357     8,126     8,115     8,070     6,674
  INCOME FROM DISCONTINUED
    OPERATIONS BEFORE
    INCOME TAXES...........      (23)      (17)      (55)      (88)     (201)     (370)     (287)      (47)
  Provision for income
    taxes..................       (7)       (7)      (18)      (29)      (74)     (128)     (104)      (15)
                             -------   -------   -------   -------   -------   -------   -------   -------
  INCOME FROM DISCONTINUED
    OPERATIONS.............      (16)      (10)      (37)      (59)     (127)     (242)     (183)      (32)
                             -------   -------   -------   -------   -------   -------   -------   -------
  NET INCOME...............  $10,352   $ 8,518   $ 9,383   $ 8,298   $ 7,999   $ 7,873   $ 7,887   $ 6,642
                             =======   =======   =======   =======   =======   =======   =======   =======
Earnings per share:
  Basic....................  $  0.24   $  0.19   $  0.21   $  0.19   $  0.19   $  0.19   $  0.19   $  0.16
                             =======   =======   =======   =======   =======   =======   =======   =======
  Diluted..................  $  0.23   $  0.19   $  0.21   $  0.19   $  0.18   $  0.19   $  0.19   $  0.16
                             =======   =======   =======   =======   =======   =======   =======   =======
Earnings per share from
  continuing operations:
  Basic....................  $  0.24   $  0.19   $  0.21   $  0.19   $  0.19   $  0.19   $  0.19   $  0.16
                             =======   =======   =======   =======   =======   =======   =======   =======
  Diluted..................  $  0.23   $  0.19   $  0.21   $  0.19   $  0.19   $  0.19   $  0.19   $  0.16
                             =======   =======   =======   =======   =======   =======   =======   =======
Weighted average shares
  Basic....................   43,940    43,917    43,849    43,779    42,558    42,263    42,080    41,809
                             =======   =======   =======   =======   =======   =======   =======   =======
  Diluted..................   44,687    44,872    44,797    44,658    43,346    43,224    42,886    42,711
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

Y.  PARENT-ONLY FINANCIAL STATEMENTS

                           STERLING BANCSHARES, INC.
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Cash and cash equivalents...................................  $     79   $    546
Accrued interest receivable and other assets................     5,188      3,527
Goodwill, net...............................................       527        527
Investment in bank subsidiaries.............................   345,216    291,496
Investment in Sterling Bancshares Capital Trusts............     2,475      1,778
                                                              --------   --------
TOTAL.......................................................  $353,485   $297,874
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accrued interest payable and other liabilities............  $    253   $    348
  Notes payable.............................................    21,430     20,879
  Junior subordinated debentures............................    82,475     59,278
                                                              --------   --------
          Total liabilities.................................   104,158     80,505
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock...........................................        59         39
  Common stock..............................................    43,983     43,770
  Capital surplus...........................................    44,633     42,526
  Retained earnings.........................................   156,664    127,144
  Accumulated other comprehensive income -- net unrealized
     loss on available-for-sale securities, net of tax......     3,988      3,890
                                                              --------   --------
                                                               249,327    217,369
                                                              --------   --------
TOTAL.......................................................  $353,485   $297,874
                                                              ========   ========

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                           STERLING BANCSHARES, INC.
                             (PARENT COMPANY ONLY)

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
REVENUES:
  Dividends received from bank subsidiaries.................  $12,650   $26,200   $    --
  Interest income...........................................       --        --        --
  Other income..............................................      150        --        --
                                                              -------   -------   -------
     Total revenues.........................................   12,800    26,200        --
EXPENSES:
  Interest expense:
     Notes payable..........................................      797       135        36
     Junior subordinated debentures.........................    5,916     4,716     2,668
  Goodwill amortization.....................................       --        28        28
  General and administrative................................    2,809     1,171       990
                                                              -------   -------   -------
     Total expenses.........................................    9,522     6,050     3,722
Income (deficit) before equity in undistributed earnings of
  subsidiaries and income taxes.............................    3,278    20,150    (3,722)
Equity in undistributed earnings of subsidiaries............   30,021     8,162    29,982
                                                              -------   -------   -------
Income before income tax benefit............................   33,299    28,312    26,260
Income tax benefit..........................................    3,252     2,089     1,280
                                                              -------   -------   -------
Net income..................................................  $36,551   $30,401   $27,540
                                                              =======   =======   =======

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                           STERLING BANCSHARES, INC.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002       2001      2000
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 36,551   $ 30,401   $27,540
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Amortization of goodwill...............................        --         28        28
     Equity in undistributed earnings of subsidiary.........   (30,021)    (8,162)  (29,982)
     Change in operating assets and liabilities:
       Accrued interest receivable and other assets.........    (1,565)    (1,471)    2,392
       Accrued interest payable and other liabilities.......      (263)        59       128
                                                              --------   --------   -------
          Net cash provided by (used in) operating
            activities......................................     4,702     20,855       106
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of CaminoReal Bancshares, Inc. ..................        --    (51,813)       --
  Cash and cash equivalents acquired with CaminoReal
     Bancshares, Inc. ......................................        --        115        --
  Purchase of Community Bancshares, Inc. ...................        --    (14,552)       --
  Cash and cash equivalents acquired with Community
     Bancshares, Inc. ......................................        --         90        --
  Purchase of ENB Bankshares, Inc. .........................   (10,386)        --        --
  Cash and cash equivalents acquired with ENB Bankshares,
     Inc. ..................................................        10         --        --
  Capital contribution to Sterling Bancshares Capital Trust
     II.....................................................        --       (889)       --
  Capital contribution to Sterling Bancshares Capital Trust
     III....................................................      (967)        --        --
  Capital contribution to Sterling Bancshares Statutory
     Trust One..............................................      (619)        --        --
  Redemption of investment in Sterling Bancshares Capital
     Trust I................................................       889         --        --
  Capital investment in subsidiary banks....................   (12,000)   (10,750)       --
                                                              --------   --------   -------
          Net cash used in investing activities.............   (23,073)   (77,799)       --
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable...............................      (602)    (1,600)       --
  Additions to long term debt...............................        --     20,000        --
  Proceeds from issuance of common stock....................     2,098      3,751     1,275
  Proceeds from issuance of preferred stock.................       242         --       385
  Redemption of common stock................................        --         --        --
  Purchase of treasury stock................................        --         --      (612)
  Payments of cash dividends................................    (7,031)    (5,909)   (5,243)

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002       2001      2000
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
  Proceeds from issuance of junior subordinated
     debentures.............................................    52,836     29,639        --
  Redemption of junior subordinated debentures..............   (29,639)        --        --
                                                              --------   --------   -------
          Net cash provided by (used in) financing
            activities......................................    17,904     45,881    (4,195)
                                                              --------   --------   -------
NET DECREASE IN CASH........................................      (467)   (11,063)   (4,089)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       546     11,609    15,698
                                                              --------   --------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $     79   $    546   $11,609
                                                              ========   ========   =======

Z. SUBSEQUENT EVENT

     On February 28, 2003, Sterling Capital Mortgage Company (SCMC) completed the sale of loan servicing rights related to $728 million in loans to HSBC Mortgage Corporation. The sale generated a premium of $8.6 million. Mortgage servicing rights associated with this sale totaled $12.3 million, while the valuation allowance totaled $3.7 million resulting in no gain or loss being recorded.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Agreement and Plan of Consolidation dated as of February 17,
          1998, by and between the Company and Humble National Bank.
          [Incorporated by reference to the Company's Report on Form
          8-K filed on February 27, 1998 (File No. 000-20750).]
 2.2      Agreement and Plan of Merger dated as of June 12, 1998 among the Company, Sterling Bancorporation, and Hometown
          Bancshares, Inc., as amended. [Incorporated by reference to
          Exhibit 2.6 of the Company's Annual Report on Form 10-K
          (File No. 000-20750).]
 2.3      Agreement and Plan of Merger dated as of February 24, 1999 among the Company, Sterling Bancorporation, and B. O. A.
          Bancshares, Inc., as amended. [Incorporated by reference to the Company's Report on Form 8-K filed on June 2, 1999 (File
          No. 000-20750).]
 2.4      Agreement and Plan of Merger dated as of October 23, 2000
          among the Company, Sterling Bancorporation, Inc. and
          CaminoReal Bancshares of Texas, Inc., as amended.
          [Incorporated by reference to Exhibit 2.5 of the Company's
          Annual Report on Form 10-K (File No. 000-20750).]
 2.5      Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star
          Bancorporation, Inc., as amended. [Incorporated by
          referenced to Exhibit 2 of the Company's Quarterly Report on
          Form 10-Q filed on May 14, 2001 (File No. 000-20750).]
 2.6      Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling
          Bancorporation, Inc. and Community Bancshares, Inc., as
          amended. [Incorporated by referenced to Exhibit 2.7 of the
          Company's Annual Report on Form 10-K (File No. 000-20750).]
 2.7      Agreement and Plan of Merger Among Sterling Bancshares,
          Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc.
          dated as of May 22, 2002. [Incorporated by referenced to
          Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q
          filed on August 14, 2002 (File No. 000-20750).]
 2.8      Purchase and Assumption Agreement dated July 12, 2002
          between Sterling Bank Inc. and James Wilson as amended by
          First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit
          2.2 of the Company's Quarterly Report on Form 10-Q filed on
          August 13, 2002 (File No. 000-20750).]
 2.9*     Purchase and Assumption Agreement dated as of October 29,
          2002 between Sterling Bank Inc. and South Texas National
          Bank of Laredo.
 3.1      Restated and Amended Articles of Incorporation of the
          Company, as amended. [Incorporated by reference to Exhibit
          3.1 to the Registration Statement on Form S-3 (File Nos.
          333-55724, 333-55724-01, and 333-55724-02).]
 3.2      Articles of Amendment to the Restated and Amended Articles
          of Incorporation of Sterling Bancshares, Inc. [Incorporated
          by reference to Exhibit 3.2 of the Company's Quarterly
          Report on Form 10-Q filed on August 13, 2002 (File No.
          000-20750).]
 3.3      Amended and Restated Bylaws of Sterling Bancshares, Inc.
          [Incorporated by reference to Exhibit 3.3 of the Company's
          Quarterly Report on Form 10-Q filed on August 13, 2002 (File
          No. 000-20750).]
 4.1      Preferred Securities Guarantee Agreement dated March 21,
          2001. [Incorporated by reference to Exhibit 4.2 of the
          Company's Report on Form 8-K filed on March 21, 2001 (File
          No. 000-20750).]
 4.2      Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company's Report on Form 8-K filed on
          March 21, 2001 (File No. 000-20750).]
 4.3      First Supplemental Indenture dated March 21, 2001.
          [Incorporated by reference to Exhibit 4.5 of the Company's
          Report on Form 8-K filed on March 21, 2001 (File No.
          000-20750).]
 4.4      9.20% Subordinated Deferrable Interest Debenture due March
          21, 2031. [Incorporated by reference to Exhibit 4.7 of the
          Company's Report on Form 8-K filed on March 21, 2001 (File
          No. 000-20750).]
 4.5      Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company's Report on Form 8-K filed on
          September 12, 2002 (File No. 000-20750).]
 4.6      Junior Subordinated Deferrable Interest Debenture due August
          30, 2032. [Incorporated by reference to Exhibit 4.6 of the
          Company's Report on Form 8-K filed on September 12, 2002
          (File No. 000-20750).]

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.7      Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company's Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]
 4.8      Preferred Securities Guarantee Agreement dated September 26,
          2002. [Incorporated by reference to Exhibit 4.2 of the
          Company's Report on Form 8-K dated September 26, 2002 (File
          No. 000-20750).]
 4.9      Second Supplemental Indenture dated September 26, 2002.
          [Incorporated by reference to Exhibit 4.9 of the Company's
          Report on Form 8-K dated September 26, 2002 (File No.
          000-20750).]
 4.10     8.30% Junior Subordinated Deferrable Interest Debenture due
          September 26, 2032. [Incorporated by reference to Exhibit
          4.8 of the Company's Report on Form 8-K dated September 26,
          2002 (File No. 000-20750).]
10.1**    1994 Incentive Stock Option Plan of the Company.
          [Incorporated by reference to Exhibit 10.1 of the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1994.]
10.2      1994 Employee Stock Purchase Plan of the Company.
          [Incorporated by reference to Exhibit 10.2 of the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1994.]
10.3**    1984 Incentive Stock Option Plan of the Company.
          [Incorporated by reference to Exhibit 10.1 of the Company's
          Registration Statement on Form S-1, effective October 22,
          1992 (Registration No. 33-51476).]
10.4**    1995 Non-Employee Director Stock Compensation Plan.
          [Incorporated by reference to Exhibit 4.3 of the Company's
          Registration Statement on Form S-8 (File No. 333-16719).]
10.5      Credit Agreement dated February 2, 2002 made by and between the Company and Wells Fargo Bank Minnesota, National
          Association regarding a line of credit in the amount of
          $20,000,000. [Incorporated by reference to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          2001 (File No. 000-207501).]
10.6*     First Amendment to Credit Agreement dated February 2, 2003 made by and between the Company and Wells Fargo Bank,
          National Association regarding a line of credit in the
          amount of $20,000,000.
10.7**    Employment Agreement between Sterling Bancshares, Inc. and
          George Martinez executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit
          99.2 of the Company's Report on Form 8-K filed on October
          14, 2001 (File No. 000-207500).]
10.8**    Employment Agreement between Sterling Bancshares, Inc. and
          J. Downey Bridgwater executed on October 31, 2001 and
          effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company's Report on Form 8-K filed on
          October 14, 2001 (File No. 000-207500).]
10.9**    Incentive Compensation Agreement between Sterling
          Bancshares, Inc. and Eugene S. Putnam effective as of
          January 1, 2002. [Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q filed on May 13,
          2002 (File No. 000-207500).]
21*       Subsidiaries of the Company
23.1*     Consent of Deloitte & Touche LLP, Independent Auditors
99.1*     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

 * As filed herewith.

** Management Compensation Agreement