Form 10-Q
period 2003-03-31
STERLING BANCSHARES INC
filed 2003-05-14
CIK 891098

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                         Commission File Number: 0-20750

                            STERLING BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                 TEXAS                                          74-2175590
    (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                       Identification Number)

    2550 NORTH LOOP WEST, SUITE 600
             HOUSTON, TEXAS                                       77092
(Address of principal executive office)                         (Zip Code)

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

As of May 7, 2003, there were outstanding 44,064,511 shares of common stock, par value $1.00 per share, of the registrant.


================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2003              2002
                                                                              ------------      ------------
                                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents                                                     $    124,321      $    139,209
Interest-bearing deposits in financial institutions                                  1,413             1,302
Trading assets                                                                     100,252           142,803
Available-for-sale securities, at fair value                                       232,172           251,165
Held-to-maturity securities, at amortized cost                                      56,593            61,889
Loans held for sale                                                                481,789           701,301

Loans held for investment                                                        1,964,521         1,910,565
Allowance for credit losses                                                        (29,503)          (27,621)
                                                                              ------------      ------------
   Loans, net                                                                    1,935,018         1,882,944
Accrued interest receivable                                                         12,188            15,637
Real estate acquired by foreclosure                                                  5,177             3,358
Premises and equipment, net                                                         53,313            54,919
Goodwill, net                                                                       57,714            61,284
Mortgage servicing rights                                                           24,674            26,467
Other assets                                                                       141,548           197,695
Assets related to discontinued operations                                           16,223            42,772
                                                                              ------------      ------------
TOTAL ASSETS                                                                  $  3,242,395      $  3,582,745
                                                                              ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
   Noninterest-bearing                                                        $    952,776      $    991,271
   Interest-bearing                                                                859,389           867,942
Certificates of deposit and other time deposits                                    674,165           673,689
                                                                              ------------      ------------
   Total deposits                                                                2,486,330         2,532,902
Other borrowed funds                                                               301,575           509,590
Notes payable                                                                       20,360            21,430
Accrued interest payable and other liabilities                                      46,836            44,082
Liabilities related to discontinued operations                                      43,402           140,340
                                                                              ------------      ------------
   Total liabilities                                                             2,898,503         3,248,344

COMPANY-OBLIGATED MANDITORILY REDEEMABLE
   TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                                  80,000            80,000

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                               5,498             5,074

Shareholders' equity:
   Convertible preferred stock, $1 par value, 1 million shares authorized               59                59
   Common stock, $1 par value, 100 million shares authorized                        43,993            43,983
   Capital surplus                                                                  44,717            44,633
   Retained earnings                                                               165,919           156,664
   Accumulated other comprehensive income--net unrealized gain on
     available-for-sale securities, net of tax                                       3,706             3,988
                                                                              ------------      ------------
     Total shareholders' equity                                                    258,394           249,327
                                                                              ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $  3,242,395      $  3,582,745
                                                                              ============      ============

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                               THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                             2003         2002
                                                                           --------     --------
                                                                                (UNAUDITED)
Interest income:
   Loans, including fees                                                   $ 39,480     $ 34,197
   Securities:
     Taxable                                                                  2,724        3,883
     Tax-exempt                                                                 649          781
   Federal funds sold                                                            47          215
   Trading assets                                                               862        1,050
   Deposits in financial institutions                                            19           29
                                                                           --------     --------
       Total interest income                                                 43,781       40,155

Interest expense:
   Demand and savings deposits                                                1,357        2,208
   Certificates and other time deposits                                       3,932        4,120
   Other borrowed funds                                                       1,348          726
   Note payable                                                                 165          203
                                                                           --------     --------
       Total interest expense                                                 6,802        7,257
                                                                           --------     --------
       NET INTEREST INCOME                                                   36,979       32,898

          Provision for credit losses                                         5,392        2,623
                                                                           --------     --------
       NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                 31,587       30,275

Noninterest income:
   Customer service fees                                                      3,963        3,669
   Gain on sale of mortgage loans                                            11,571        4,129
   Mortgage origination income                                                8,173        3,393
   Other                                                                      5,826        4,554
                                                                           --------     --------
       Total noninterest income                                              29,533       15,745

Noninterest expense:
   Salaries and employee benefits                                            24,849       18,645
   Occupancy expense                                                          6,520        5,089
   Mortgage servicing rights amortization                                     3,904          800
   Technology                                                                 1,485        1,201
   Minority interest expense:
     Company-obligated mandatorily redeemable trust preferred
       securities of subsidiary trusts                                        1,552        1,330
     Sterling Capital Mortgage Company                                          424          215
   Other                                                                      8,417        6,398
                                                                           --------     --------
       Total noninterest expense                                             47,151       33,678

       INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                 13,969       12,342
          Provision for income taxes                                          4,759        3,985
                                                                           --------     --------
       INCOME FROM CONTINUING OPERATIONS                                   $  9,210     $  8,357

       INCOME  (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES        3,118          (88)
          Provision (benefit) for income taxes                                1,091          (29)
                                                                           --------     --------
       INCOME (LOSS) FROM DISCONTINUED OPERATIONS                          $  2,027     $    (59)
                                                                           --------     --------
       NET INCOME                                                          $ 11,237     $  8,298
                                                                           ========     ========

EARNINGS PER SHARE:
   Basic                                                                   $   0.26     $   0.19
                                                                           ========     ========
   Diluted                                                                 $   0.25     $   0.19
                                                                           ========     ========

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
   Basic                                                                   $   0.21     $   0.19
                                                                           ========     ========
   Diluted                                                                 $   0.21     $   0.19
                                                                           ========     ========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                                      2003            2002
                                                                                                   ----------      ----------
                                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income from continuing operations                                                             $    9,210      $    8,357
     Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
      Amortization and accretion of premiums and discounts
        on securities, net                                                                              2,371              18
      Net gain on the sale of assets                                                                     (382)           (195)
      Net gain on the sale of trading assets                                                             (347)             --
      Provision for credit losses                                                                       5,392           2,623
      Write-downs, less gains on sale, of real estate acquired by
        foreclosure and repossessed assets                                                                (91)             54
      Depreciation and amortization                                                                     2,704           2,486
      Net (decrease) increase in loans held for sale                                                  219,512         (29,964)
      Capitalized mortgage servicing rights                                                           (10,644)         (1,928)
      Sale of mortgage servicing rights                                                                 8,534              --
      Amortization of mortgage servicing rights                                                         3,903             800
      Net (increase) decrease in accrued interest receivable and other assets                          63,203          (9,772)
      Net increase in accrued interest payable and other liabilities                                    3,178           6,246
                                                                                                   ----------      ----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS                306,543         (21,275)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in securities purchased under agreements to resell                                       --          10,581
     Proceeds from maturity and paydowns of held-to-maturity securities                                 5,256           6,080
     Proceeds from the sale of available-for-sale securities                                           16,870           4,981
     Proceeds from maturity and paydowns of available-for-sale securities                              48,295          32,199
     Purchases of available-for-sale securities                                                       (48,554)        (22,500)
     Proceeds from the sale of trading assets                                                         134,878         129,374
     Purchases of trading assets                                                                      (93,040)       (112,737)
     Proceeds from principal paydowns of trading securities                                             1,060           3,535
     Net increase in loans held for investment                                                        (60,425)        (40,991)
     Proceeds from sale of real estate acquired by foreclosure                                          1,231             674
     Net decrease (increase) in interest-bearing deposits in financial institutions                      (111)             15
     Proceeds from sale of premises and equipment                                                         266             558
     Purchase of premises and equipment                                                                (1,250)         (2,396)
                                                                                                   ----------      ----------
        NET CASH PROVIDED BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS                            4,476           9,373

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposit accounts                                                      (46,572)          5,616
     Repayment of notes payable                                                                        (1,070)             --
     Net decrease in repurchase agreements/funds purchased                                           (208,015)         (9,107)
     Proceeds from issuance of common stock and preferred stock                                            94             537
     Dividends paid                                                                                    (1,982)         (1,753)
                                                                                                   ----------      ----------
        NET CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS                             (257,545)         (4,707)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                                (68,362)          2,488
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             (14,888)        (14,121)
CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                              139,209         141,399
                                                                                                   ----------      ----------
     End of period                                                                                 $  124,321      $  127,278
                                                                                                   ==========      ==========

SUPPLEMENTAL INFORMATION:
     Income taxes paid                                                                             $    1,178      $       --
                                                                                                   ==========      ==========
     Interest paid                                                                                 $    7,251      $   13,835
                                                                                                   ==========      ==========
     Noncash investing and financing activities:
         Acquisitions of real estate through foreclosure of collateral                             $    2,959      $      568
                                                                                                   ==========      ==========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1.       BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 2002. Certain reclassifications have been made to prior year amounts to conform to current year presentation. All reclassifications have been applied consistently for the periods presented and had no effect on net income or stockholders' equity.

2.       EARNINGS PER COMMON SHARE

         Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                          2003           2002
                                                                      ----------------------------
                                                                         AMOUNT         AMOUNT
                                                                       ----------     ----------
Income from continuing operations                                      $    9,210     $    8,357
    Income (loss) from discontinued operations                              2,027            (59)
                                                                       ----------     ----------
Net income                                                             $   11,237     $    8,298
                                                                       ==========     ==========
Basic:
    Weighted average shares outstanding                                    43,987         43,779
Diluted:
    Add incremental shares for:
      Assumed exercise of outstanding options                                 651            806
      Assumed conversion of preferred stock                                    89             80
                                                                       ----------     ----------
Total                                                                      44,727         44,665
                                                                       ==========     ==========

Earnings per share from continuing operations:
    Basic                                                              $     0.21     $     0.19
                                                                       ==========     ==========
    Diluted                                                            $     0.21     $     0.19
                                                                       ==========     ==========
Earnings per share:
    Basic                                                              $     0.26     $     0.19
                                                                       ==========     ==========
    Diluted                                                            $     0.25     $     0.19
                                                                       ==========     ==========

3.       SHAREHOLDERS' EQUITY

         The following table displays the changes in shareholders' equity for the three-month periods ended March 31, 2003 and 2002 (in thousands):

                                                          THREE MONTHS ENDED MARCH 31,
                                                        2003                        2002
                                             ------------------------      ------------------------
Equity, beginning of period                                $  249,327                    $  217,369
  Comprehensive income:
     Net income                              $   11,237                    $   8,298
     Net change in net unrealized gains
        on available-for-sale securities           (282)                        (449)
                                             ----------                   ----------
        Total comprehensive income                             10,955                         7,849
  Issuance of common stock                                         94                           295
  Issuance of preferred stock                                      --                           242
  Cash dividends paid                                          (1,982)                       (1,753)
                                                           ----------                    ----------
Equity, end of period                                      $  258,394                    $  224,002
                                                           ==========                    ==========

4.       SEGMENTS

         The Company has two reportable operating segments: commercial banking and mortgage banking. Sterling Bank (the "Bank") has an 80 percent ownership interest in Sterling Capital Mortgage Company ("SCMC") and reports its financial position and results of operations on a consolidated basis. The commercial banking and mortgage banking segments are managed separately because each business requires different marketing strategies and each offers different products and services.

         Summarized below is the financial information by operating segment as of and for the three-month periods ended March 31, (in thousands).

                                                                       2003                                   2002
                                                       ------------------------------------   -------------------------------------
                                                       COMMERCIAL    MORTGAGE                 COMMERCIAL     MORTGAGE
                                                        BANKING      BANKING        TOTAL      BANKING       BANKING       TOTAL
                                                       ----------   ----------   ----------   ----------    ----------   ----------
Net interest income                                    $   36,979   $       --   $   36,979   $   32,898    $       --   $   32,898
Noninterest income                                          7,402       22,131       29,533        6,315         9,430       15,745
                                                       ----------   ----------   ----------   ----------    ----------   ----------
     Total revenue                                         44,381       22,131       66,512       39,213         9,430       48,643
Provision for credit losses                                 4,450          942        5,392        2,623            --        2,623
Noninterest expense                                        28,789       18,362       47,151       25,710         7,968       33,678
                                                       ----------   ----------   ----------   ----------    ----------   ----------
Income from continuing operations before income taxes      11,142        2,827       13,969       10,880         1,462       12,342
     Provision for income taxes                             3,628        1,131        4,759        3,384           601        3,985
                                                       ----------   ----------   ----------   ----------    ----------   ----------
       Income from continuing operations                    7,514        1,696        9,210        7,496           861        8,357
Income (loss) from discontinued operations
  before income taxes                                       3,118           --        3,118          (88)           --          (88)
     Provision (benefit) for income taxes                   1,091           --        1,091          (29)           --          (29)
                                                       ----------   ----------   ----------   ----------    ----------   ----------
       Income (loss) from discontinued operations           2,027           --        2,027          (59)           --          (59)
                                                       ----------   ----------   ----------   ----------    ----------   ----------
     Net income                                        $    9,541   $    1,696   $   11,237   $    7,437    $      861   $    8,298
                                                       ==========   ==========   ==========   ==========    ==========   ==========

Total assets, March 31,                                $3,213,517   $   28,878   $3,242,395   $2,772,778    $   16,595   $2,789,373
                                                       ==========   ==========   ==========   ==========    ==========   ==========

         Intersegment interest was paid to the Bank by SCMC in the amount of $6.9 million for the three-month period ended March 31, 2003. Total loans of $395.0 million in the mortgage warehouse were eliminated in consolidation as of March 31, 2003.

5.       DISCONTINUED OPERATIONS

         On October 29, 2002, the Bank entered into an agreement to sell its banking office located in Eagle Pass, Texas. On March 20, 2003, the Bank completed the sale of its banking office located in Eagle Pass, Texas to South Texas National Bank of Laredo. Assets of $18.7 million, loans of $16.8 million and deposits of $95.7 million were sold in the transaction.

         On July 16, 2002, the Bank entered into an agreement to sell its banking offices located in Carrizo Springs, Crystal City and Pearsall to an investor group headed by the current executive officers of these three locations. As of March 31, 2003, these three banking offices had combined assets of $16.2 million, loans of $14.9 million and deposits of $43.4 million. The sale of these three banking offices was completed on May 8, 2003. Assets of $16.6 million, loans of $15.2 million and deposits of $42.1 million were sold in the transaction.

         The business related to these four offices is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this document. The results of these four offices are presented as discontinued in a separate category on the income statement following results from continuing operations.

         The assets and liabilities of the Carrizo Springs, Crystal City and Pearsall banking offices are stated separately as discontinued operations as of March 31, 2003 and December 31, 2002 on the Consolidated Balance Sheet. While the assets and liabilities relating to the Eagle Pass office were separately stated as discontinued operations on the Consolidated Balance Sheet as of December 31, 2002, these assets and liabilities were not included in March 31, 2003 Consolidated Balance Sheet due to the consummation of the sale on March 20, 2003. The major asset and liability categories are as follows (in thousands):

                                                    MARCH 31,    DECEMBER 31,
                                                      2003           2002
                                                  ------------   ------------
                                                  (unaudited)
Cash and cash equivalents                         $        631   $      7,791
Loans held for investment                               14,917         32,996
Other assets                                               675          1,985
                                                  ------------   ------------
Assets related to discontinued operations               16,223         42,772
                                                  ============   ============

Demand deposits:
     Noninterest-bearing                          $     11,238   $     25,547
     Interest-bearing                                   22,726         51,535
Certificates of deposit and other time deposits          9,386         63,088
                                                  ------------   ------------
     Total deposits                                     43,350        140,170
Other liabilities                                           52            170
                                                  ------------   ------------
Liabilities related to discontinued operations    $     43,402   $    140,340
                                                  ============   ============

6.       STOCK OPTIONS

         The Company accounts for its employee stock options using the intrinsic value-based method. If the compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards, there would have been no material impact on the Company's reported net income or earnings per share. Pro forma information regarding net income and earnings per share is required under Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and has been determined as if the Company accounted for its employee stock option plans under the fair value method of SFAS 123. The fair value of options was estimated using a Black-Scholes option pricing model. Option valuation models require use of highly subjective assumptions. Also, employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Because employee stock options have differing characteristics and changes in the subjective input assumptions can materially affect the fair value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of employee stock options. The following table shows information related to stock-based compensation in both the reported and pro forma earnings per share amounts (dollars in thousands except for per share amounts):

                                                       THREE MONTHS ENDED MARCH 31,
                                                           2003           2002
                                                       ------------   ------------
Net income, as reported                                $     11,237   $      8,298

Total stock-based employee compensation expense
  determined under fair value based method for all
  awards granted since January 1, 1995, net of related
  tax effects                                                   259            260
                                                       ------------   ------------
Pro Forma net income                                   $     10,978   $      8,038
                                                       ============   ============

Earnings per share:
      Basic - as reported                              $       0.26   $       0.19
                                                       ============   ============
      Basic - pro forma                                $       0.25   $       0.18
                                                       ============   ============

      Diluted - as reported                            $       0.25   $       0.19
                                                       ============   ============
      Diluted - pro forma                              $       0.25   $       0.18
                                                       ============   ============

7.       INTANGIBLE ASSETS

         The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2002 and the three months ended March 31, 2003 are as follows (in thousands):

    (Unaudited)                                          COMMERCIAL BANKING
                                   ----------------------------------------------------------
                                                                                 DISCONTINUED       MORTGAGE
                                    HOUSTON       SAN ANTONIO       DALLAS        OPERATIONS        BANKING         TOTAL
                                   ---------      -----------     ----------     ------------      ----------     ---------
Balance, January 1, 2002           $  29,641      $    15,079     $       --     $      5,312      $    4,780     $  54,812
    Purchase price adjustment            (28)              --             --               --             838           810
    Eagle National acquisition            --               --          5,662               --              --         5,662
                                   ---------      -----------     ----------     ------------      ----------     ---------
Balance, December 31, 2002            29,613           15,079          5,662            5,312           5,618        61,284
    Sale of Eagle Pass office             --               --             --           (3,570)             --        (3,570)
                                   ---------      -----------     ----------     ------------      ----------     ---------
Balance, March 31, 2003            $  29,613      $    15,079     $    5,662     $      1,742      $    5,618     $  57,714
                                   =========      ===========     ==========     ============      ==========     =========

         The changes in the carrying amounts of intangible assets other than goodwill for the year ended December 31, 2002 and three months ended March 31, 2003 are as follows (in thousands):

                                       CORE          MORTGAGE
        (Unaudited)                  DEPOSIT        SERVICING
                                    INTANGIBLE        RIGHTS          TOTAL
                                    ----------      ----------      ---------
Balance, January 1, 2002            $    2,036      $   19,592      $  21,628
    Amortization and impairment           (426)        (13,150)       (13,576)
    Servicing rights originated             --          20,025         20,025
    Eagle National acquisition             486              --            486
                                    ----------      ----------      ---------
Balance, December 31, 2002               2,096          26,467         28,563
    Amortization                          (114)         (3,904)        (4,018)
    Servicing rights originated             --          10,644         10,644
    Sale of servicing rights                --          (8,533)        (8,533)
                                    ----------      ----------      ---------
Balance, March 31, 2003             $    1,982      $   24,674      $  26,656
                                    ==========      ==========      =========

8.       SUBSEQUENT EVENTS

         On April 10, 2003, the Bank completed a private placement of $50 million of subordinated unsecured notes. The subordinated notes issued by the Bank bear interest at a fixed rate of 7.375% and mature over a ten year period ending April 15, 2013, with semi-annual interest payments. The subordinated notes are not convertible or redeemable. The Bank intends to use the proceeds from the sale of the subordinated notes, after the payment of expenses related to the private placement, for general corporate purposes.

         On May 8, 2003, the Bank completed the sale of its banking offices located in Carrizo Springs, Crystal City and Pearsall, Texas to an investor group headed by the current executive officers of these three locations. Assets of $16.6 million, loans of $15.2 million and deposits of $42.1 million were sold.

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

         Many possible factors could affect the Company's future financial performance and actual results may differ materially from what is expressed in any forward-looking statement. Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include, but are not limited to, the following: general business and economic conditions in the markets the Company serves may be less favorable than anticipated which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments; the Company's liquidity requirements could be adversely affected by changes in its assets and liabilities; legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry; competitive factors, including product and pricing pressures among financial services organizations, may increase; and changes in fiscal and governmental policies of the United States federal government could have an adverse effect on the Company's business. For additional discussion of such risks, uncertainties and assumptions, see the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

         CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note A to the consolidated financial statements in the 2002 Annual Report. The Company believes that of its significant accounting policies, the allowance for credit losses may involve a higher degree of judgment and complexity

         Allowance for credit losses - The allowance for credit losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management's judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company's control. Please refer to the subsequent discussion of "Allowance for Credit Losses" below as well as Note A to the consolidated financial statements in the annual report for additional insight into management's approach and methodology in estimating the allowance for credit losses.

         SIGNIFICANT DEVELOPMENTS

         On July 12, 2002, the Company entered into a definitive agreement to sell three offices in south Texas to an investor group headed by the current executive officers of the three locations. As of March 31, 2003, the three offices, Carrizo Springs, Crystal City and Pearsall, had combined assets of $16.2 million, loans of $14.9 million and deposits of $43.4 million. The sale of these three banking offices was completed on May 8, 2003. Assets of $16.6 million, loans of $15.2 million and deposits of $42.1 million were sold in the transaction.

         On March 20, 2003, the Bank sold its banking office located in Eagle Pass, Texas to South Texas National Bank of Laredo. Assets of $18.7 million, loans of $16.8 million and deposits of $95.7 million were sold in the transaction.

         On April 10, 2003, the Bank completed a private placement of $50 million of subordinated unsecured notes. The subordinated notes issued by the Bank bear interest at a fixed rate of 7.375% and mature over a ten year period ending April 15, 2013, with semi-annual interest payments. The subordinated notes are not convertible or redeemable. The Bank intends to use the proceeds from the sale of the subordinated notes, after the payment of expenses related to the private placement, for general corporate purposes.

         NON-GAAP PRESENTATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles ("GAAP"). Management uses these non-GAAP measures in their analysis of the business and its performance. In particular, net interest income and net interest margin as reflected in the Consolidated Yield Analysis table are calculated on both a GAAP based measurement and on a fully tax-equivalent basis ("FTE"). Management believes that these measures calculated on a FTE basis provide a useful picture of net interest income and net interest margin for comparative purposes. The GAAP based measures do not take into consideration the tax-exempt status of certain income. Net interest income and net interest margin calculated on a FTE basis are determined by adjusting net interest income to reflect tax-exempt interest income on an equivalent before-tax basis. Non-GAAP information presented by other companies may not be comparable to that presented herein, since each company may define non-GAAP measured differently.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO SAME PERIOD IN 2002

         NET INCOME - Net income for the three-month period ended March 31, 2003 was $11.2 million as compared to $8.3 million for the same period in 2002, an increase of approximately $2.9 million or 35.4%. Included in net income is a before-tax net gain of $3.2 million related to the sale of the Eagle Pass office. Income from continuing operations for the three-month period ended March 31, 2003 was $9.2 million as compared to $8.4 million for the same period in 2002, an increase of approximately $853 thousand or 10.2%. The increase is primarily attributable to continued loan and deposit growth.

         NET INTEREST INCOME - Net interest income for the three-month period ended March 31, 2003, was $37.0 million, as compared to $32.9 million for the same period in 2002, an increase of $4.1 million or 12.4%. The increase is primarily due to the average loan growth of 31.4%. The growth in average loans related to the acquisition of Eagle National was 2.9%. In November 2002, the Federal Reserve Bank decreased the discount rate 50 basis points. Consequently, the Bank's yields decreased in the first quarter of 2003 as a result of the Bank lowering its prime rate in the fourth quarter of 2002 in relation to the Federal Reserve decrease. While average earning assets for the period ended March 31, 2003 increased over a year ago, the yield decreased 87 basis points from 6.96% for the three-month period ended March 31, 2002, to 6.09% for the same period in 2003. As of March 31, 2003, average interest bearing liabilities were $2.0 billion, an increase of $425.3 million or 27.8% from March 31, 2002. Average interest bearing deposits at March 31, 2003 were $1.5 billion, an increase of 13.8% from March 31, 2002. The increase in average interest bearing deposits related to the acquisition of Eagle National was 3.1%. The cost of interest bearing liabilities decreased 51 basis points from 1.92% for the three months end March 31, 2002 to 1.41% during the same period in 2003. The decrease in the cost of interest bearing liabilities is primarily the result of the decrease in the Federal Reserve Bank's discount rate in November 2002. The Company's 5.14% net interest margin for the three months ended March 31, 2003 decreased from the 5.70% net interest margin recorded during the same period in 2002. Additionally, the Company's 5.19% tax equivalent net interest margin for the three months ended March 31, 2003 decreased from the 5.77% tax equivalent net interest margin recorded during the same period in 2002.

         The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2003 and 2002, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                          THREE MONTHS ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)

                                                                       2003                                   2002
                                                      -----------------------------------    -----------------------------------
                                                        AVERAGE                  AVERAGE       AVERAGE                  AVERAGE
                                                        BALANCE      INTEREST     YIELD        BALANCE      INTEREST     YIELD
                                                      -----------    --------   ---------    -----------    --------   ---------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial institutions   $     1,149    $     19        6.71%   $     2,181    $     29        5.39%
Federal funds sold and securities
  purchased under agreements to resell                     16,293          47        1.17%        44,107         215        1.98%
Trading assets                                            121,181         862        2.88%       103,262       1,050        4.12%
Investment securities (taxable)                           260,308       2,724        4.24%       246,875       3,883        6.38%
Investment securities (tax-exempt)                         58,942         649        4.47%        72,633         781        4.36%
Loans held for sale (taxable)                             515,814       7,142        5.62%       227,239       4,076        7.27%
Loans held for investment (taxable)                     1,938,717      32,264        6.75%     1,640,331      30,050        7.43%
Loans (tax-exempt)                                          4,726          74        6.35%         4,394          71        6.55%
                                                      -----------    --------   ---------    -----------    --------   ---------
  Total Interest Earning Assets                         2,917,130      43,781        6.09%     2,341,022      40,155        6.96%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                   100,561                                 93,448
Premises and equipment, net                                54,438                                 52,257
Other assets                                              279,499                                210,314
Allowance for credit losses                               (29,116)                               (23,758)
Assets related to discontinued operations                  33,685                                 38,753
                                                      -----------                            -----------
  Total Noninterest Earning Assets                        439,067                                371,014
                                                      -----------                            -----------

  TOTAL ASSETS                                        $ 3,356,197                            $ 2,712,036
                                                      ===========                            ===========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                           $   875,268    $  1,357        0.63%   $   819,184    $  2,208        1.09%
Certificates and other time deposits                      659,366       3,932        2.42%       528,832       4,120        3.16%
Other borrowed funds                                      400,184       1,348        1.37%       161,353         726        1.82%
Notes payable                                              20,717         165        3.23%        20,879         203        3.94%
                                                      -----------    --------   ---------    -----------    --------   ---------
  Total Interest Bearing Liabilities                    1,955,535       6,802        1.41%     1,530,248       7,257        1.92%

NONINTEREST BEARING LIABILITIES:
Demand deposits                                           892,196                                736,221
Other liabilities                                          48,972                                 34,858
Liabilities related to discontinued operations            123,750                                129,737
                                                      -----------                            -----------
  Total Noninterest Bearing Liabilities                 1,064,918                                900,816

Trust preferred securities                                 80,000                                 57,500
Shareholders' equity                                      255,744                                223,472
                                                      -----------                            -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 3,356,197                            $ 2,712,036
                                                      ===========                            ===========

NET INTEREST INCOME & MARGIN                                         $ 36,979        5.14%                  $ 32,898        5.70%
                                                                     ========   =========                   ========   =========

NET INTEREST INCOME & MARGIN (TAX EQUIVALENT) (1)                    $ 37,344        5.19%                  $ 33,318        5.77%
                                                                     ========   =========                   ========   =========

         (1) In order to present pretax income and resultant yields on tax-exempt investments and loans on a comparable basis to those on taxable investments and loans, a tax-equivalent adjustment has been made equally to interest income and income tax expense with no effect on after tax income. The tax equivalent adjustment has been computed using a federal income tax rate of 35%.

         PROVISION FOR CREDIT LOSSES - The provision for credit losses for the first quarter of 2003 was $5.4 million, as compared to $2.6 million for the same period in 2002, an increase of $2.8 million or 105.6%. A provision for credit losses of $1.0 million was recorded in the first quarter of 2003 for loans purchased with Eagle National. Additionally, the increase in the provision for credit losses is to support the loan growth for the quarter ended March 31, 2003. The Company's allowance for credit losses increased by $1.9 million from $27.6 million at December 31, 2002, to $29.5 million on March 31, 2003. The increase in the allowance for credit losses is primarily due to the $5.4 million provision for credit losses offset by $3.2 million in net charge-offs. Additionally, an allowance of credit losses of $353 thousand was sold with the Eagle Pass office. Please refer to the subsequent discussion of ALLOWANCE FOR CREDIT LOSSES for additional insight to management's approach and methodology in estimating the allowance for credit losses.

         NONINTEREST INCOME - Total noninterest income for the quarter ended March 31, 2003 was $29.5 million, as compared to $15.7 million for the same period in 2002, an increase of $13.8 million or 87.6%.

         Noninterest income for the three months ended March 31, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                                 2003                                   2002
                                 ------------------------------------   ------------------------------------
                                 COMMERCIAL    MORTGAGE                 COMMERCIAL    MORTGAGE
                                  BANKING      BANKING      COMBINED     BANKING      BANKING      COMBINED
                                 ----------   ----------   ----------   ----------   ----------   ----------
Customer service fees            $    3,963   $       --   $    3,963   $    3,669   $       --   $    3,669
Gain on sale of mortgage loans           --       11,571       11,571           --        4,129        4,129
Mortgage origination income              --        8,173        8,173           --        3,393        3,393
Other                                 3,439        2,387        5,826        2,646        1,908        4,554
                                 ----------   ----------   ----------   ----------   ----------   ----------
                                 $    7,402   $   22,131   $   29,533   $    6,315   $    9,430   $   15,745
                                 ==========   ==========   ==========   ==========   ==========   ==========

         COMMERCIAL BANKING SEGMENT - Noninterest income from commercial banking for the three-month period ended March 31, 2003 was $7.4 million, as compared to $6.3 million for the same period in 2002, an increase of $1.1 million or 17.2%. Customer service fees increased $294 thousand as a result in the growth in deposit transaction accounts and the acquisition of Eagle National in September 2002. During the first quarter of 2003, the Bank had a gain on the sale of securities of $374 thousand. Also the Bank had an increase of $226 thousand in gains on the sale of trading assets. For the first quarter of 2003, a premium of $175 thousand was recognized from the Company's sale of the guaranteed portion of SBA loans. The Bank began selling the guaranteed portion of SBA loans in the second quarter of 2002.

         MORTGAGE BANKING SEGMENT - Total noninterest income from the mortgage banking segment increased 134.7% from $9.4 million for the first quarter of 2003 to $22.1 million for the same period in 2003. The income from the mortgage banking segment typically consists of origination fees and gains on sale of mortgage loans. During the first quarter of 2003, SCMC had $1.5 billion in loan fundings as compared to $676.5 million for the same period in 2002, an increase of 117.0%.

         NONINTEREST EXPENSE - Noninterest expense increased $13.5 million or 40.0%, to $47.2 million for the three-month period ending March 31, 2003 as compared to $33.7 million for the same period in 2002.

         Noninterest expense for the three months ended March 31, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                                          2003                                   2002
                                          ------------------------------------   ------------------------------------
                                          COMMERCIAL    MORTGAGE                 COMMERCIAL    MORTGAGE
                                           BANKING      BANKING      COMBINED     BANKING      BANKING      COMBINED
                                          ----------   ----------   ----------   ----------   ----------   ----------
Salaries and employee benefits            $   16,812   $    8,037   $   24,849   $   14,552   $    4,093   $   18,645
Occupancy expense                              3,671        2,849        6,520        3,584        1,505        5,089
Net loss and  carrying costs of
    real estate acquired by foreclosure           (6)          --           (6)          66           --           66
Mortgage servicing rights amortization            --        3,904        3,904           --          800          800
FDIC assessment                                  108           --          108           52           --           52
Technology                                     1,192          293        1,485        1,144           57        1,201
Postage and delivery charges                     566          409          975          531          167          698
Supplies                                         332          458          790          341          182          523
Professional fees                                694          225          919          601           95          696
Minority interest expense                      1,552          424        1,976        1,330          215        1,545
Other                                          3,868        1,763        5,631        3,509          854        4,363
                                          ----------   ----------   ----------   ----------   ----------   ----------
                                          $   28,789   $   18,362   $   47,151   $   25,710   $    7,968   $   33,678
                                          ==========   ==========   ==========   ==========   ==========   ==========

         COMMERCIAL BANKING SEGMENT - Noninterest expenses related to commercial banking for the first quarter of 2003 were $28.8 million, as compared to $25.7 million for the same period in 2002, an increase of $3.1 million or 12.0%. Salaries and employee benefits from commercial banking for the three-month period ended March 31, 2003 were $16.8 million, as compared to $14.6 million for the same period in 2002, an increase of $2.3 million or 15.5%. Total full-time equivalent employees increased 6.7% from 973 at March 31, 2002 to 1,038 at March 31, 2003. Increased salaries and employee benefits expenses related to the acquisition of Eagle National were $335 thousand. Expenses related to hospital and medical insurance increased $284 thousand.

         Minority interest expense increased $222 thousand or 16.7% from the three months ended March 31, 2002 as compared to the same period in 2003. The increase is related to the interest due on the additional trust preferred securities issued in August 2002 and September 2002 offset by the redemption of trust preferred securities in November 2002.

         MORTGAGE BANKING SEGMENT - Noninterest expenses related to mortgage banking for the three-month period ended March 31, 2003 were $18.4 million, as compared to $8.0 million for the same period in 2002, an increase of $10.4 million or 130.4%. The increase in expenses is due to variable expenses related to the increase in loan fundings. During the first quarter of 2003, SCMC had $1.5 billion in loan fundings as compared to $676.5 million for the same period in 2002, an increase of 117.0%.

         PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes increased from 32.3% for the first quarter of 2002 to 34.2% for the same period in 2003.

         FINANCIAL CONDITION

         TOTAL ASSETS - The total consolidated assets of the Company decreased $340.4 million from $3.6 billion at December 31, 2002 to $3.2 billion at March 31, 2003. Assets sold with the Eagle Pass office in March 2003 totaled $18.7 million.

         CASH AND CASH EQUIVALENTS - The Company had cash and cash equivalents of $124.3 million at March 31, 2003. Comparatively, the Company had $139.2 million in cash and cash equivalents on December 31, 2002, a decrease of $14.9 million.

         TRADING ASSETS - The Company trades government guaranteed loans and pools. Trading assets as of March 31, 2003 were $100.3 million, a decrease of $42.6 million from December 31, 2002. These assets are generally held up to 120 days. The trading assets are carried at fair market value. The realized and unrealized gains and losses are included in income.

         SECURITIES - The Company's securities portfolio as of March 31, 2003, totaled $288.8 million, as compared to $313.1 million on December 31, 2002, a decrease of $24.3 million or 7.8%. During the first quarter of 2003, the Bank sold $16.5 million of SBA originator's fees. At March 31, 2003, the unrealized gain on the available for sale securities was $5.7 million.

         LOANS HELD FOR SALE - Total loans held for sale decreased from $701.3 million at December 31, 2002 to $481.8 million at March 31, 2003, a decrease of $219.5 million, or 31.3%. These loans represent loans funded by the Bank through a mortgage warehouse line to SCMC. Due to the timing of the sales of loans to investors, the balance of these loans at any given time is somewhat volatile.

         LOANS HELD FOR INVESTMENT - As of March 31, 2003, loans held for investment were $1.96 billion which was a $54.0 million increase from the balance of $1.91 billion at December 31, 2002. At March 31, 2003, loans held for investment as a percentage of total assets and total deposits were 60.6% and 79.0%, respectively.

         The following table summarizes the Company's held for investment loan portfolio by type of loan as of March 31, 2003 (in thousands):


                                                         PERCENT OF
                                          AMOUNT           TOTAL
                                        ------------    ------------
Commercial, financial and industrial    $    597,153           24.41%
Real estate - commercial                     651,303           26.63%
Real estate - residential mortgage           194,414            7.95%
Real estate - construction                   381,650           15.60%
Foreign commercial and industrial              6,586            0.27%
Consumer and other                           133,417            5.45%
Unearned discounts                                (2)           0.00%
                                        ------------    ------------
     Total loans  held for investment      1,964,521           80.31%
     Loans held for sale                     481,789           19.69%
                                        ------------    ------------
     Total loans                        $  2,446,310          100.00%
                                        ============    ============

         ALLOWANCE FOR CREDIT LOSSES - The following is a summary of the changes in the allowance for credit losses for the three months ended March 31, 2003 and March 31, 2002, respectively, (in thousands):

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                 -------------------------
                                                    2003           2002
                                                 ----------     ----------
Allowance for credit losses, January 1,          $   27,621     $   22,927
Charge-offs                                          (3,468)        (2,179)
Recoveries                                              311            427
Provision for credit losses                           5,392          2,623
Allowance related to Eagle Pass divestiture            (353)            --
                                                 ----------     ----------
Allowance for credit losses, March 31,           $   29,503     $   23,798
                                                 ==========     ==========

Net charge-offs as a percentage of average
    loans (annualized)                                 0.52%          0.38%
                                                 ==========     ==========

Provision for credit losses as a percentage of
    average loans (annualized)                         0.89%          0.57%
                                                 ==========     ==========

         The following is a summary of the relationship of the allowance for credit losses to total loans at March 31, 2003, and December 31, 2002 (in thousands):

                                                    MARCH 31,     DECEMBER 31,
                                                      2003            2002
                                                  ------------    ------------
Loans at period-end                               $  2,446,310    $  2,611,866
Allowance for credit losses                       $     29,503    $     27,621
Allowance as a percent of period-end loans held
   for investment                                         1.21%           1.06%

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

         RISK ELEMENTS - Nonperforming, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Twenty-seven properties make up the $5.2 million of other real estate owned ("ORE") at March 31, 2003. All properties are carried at the lower of cost or fair market value.

         The Company defines potential problem loans as those loans for which information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as "substandard", "doubtful", or "loss". As of March 31, 2003, the Company has no material foreign loans outstanding or loan concentrations.

         The following table summarizes total nonperforming assets and potential problem loans at December 31, 2002 and at March 31, 2003:

                                                          MARCH 31,     DECEMBER 31,
                                                            2003            2002
                                                        ------------    ------------
                                                              (IN THOUSANDS)
Nonaccrual loans                                        $     20,569    $     19,654
Restructured loans                                                --              --
                                                        ------------    ------------
    Total nonperforming loans                                 20,569          19,654
Other real estate ("ORE") and other foreclosed assets          5,274           3,424
                                                        ------------    ------------
    Total nonperforming assets                          $     25,843    $     23,078
                                                        ============    ============

Total nonperforming assets as a % of loans,
    ORE and other foreclosed assets                             1.05%           0.88%

Allowance for credit losses as a percentage of
    nonperforming assets                                      114.16%         119.69%

Accruing loans past due 90 days or more                          334             984

Potential problem loans, other than those shown
    above as nonperforming                              $     65,897    $     62,189

         PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation and discontinued operations, as of March 31, 2003, was $53.3 million, as compared to $54.9 million as of December 31, 2002, a decrease of $1.6 million.

         DEPOSITS - Total deposits as of March 31, 2003, were $2.49 billion, as compared to $2.53 billion on December 31, 2002, a decrease of $46.6 million. The percentage of noninterest bearing deposits to total deposits as of March 31, 2003 was 38.3%.

         DISCONTINUED OPERATIONS - On October 29, 2002, the Bank entered into an agreement to sell its banking office located in Eagle Pass, Texas. On March 20, 2003, the Bank completed the sale of its banking office located in Eagle Pass, Texas to South Texas National Bank of Laredo. Assets of $18.7 million, loans of $16.8 million and deposits of $95.7 million were sold in the transaction. Additionally, on July 16, 2002, the Bank entered into an agreement to sell its banking offices located in Carrizo Springs, Crystal City and Pearsall to an investor group headed by the current executive officers of these three locations. As of March 31, 2003, these three banking offices had combined assets of $16.2 million, loans of $14.9 million and deposits of $43.4 million. The sale of these three banking offices was completed on May 8, 2003. Assets of $16.6 million, loans of $15.2 million and deposits of $42.1 million were sold in the transaction.

         The business related to these four offices is accounted for as discontinued operations in accordance to Statement of Financial Accounting Standards No. 144 ("SFAS 144") and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this document. Additionally, the assets and liabilities of the discontinued operations are presented in the Company's Consolidated Balance Sheet in the line items entitled " Assets related to discontinued operations" and "Liabilities related to discontinued operations".

         The following table sets forth the historical Consolidated Balance Sheets (in thousands) for the periods indicated which have been restated to present the discontinued operations in accordance with SFAS 144.

                                                      SEPTEMBER 30,     JUNE 30,      MARCH 31,
                                                          2002            2002          2002
                                                     --------------    ----------    ----------
                                                                      (unaudited)
Cash and cash equivalents                            $      133,792    $  116,724    $  127,278
Interest bearing deposits in financial institutions           1,669         1,955         2,099
Securities purchased with an agreement to resell              1,890         2,799         1,732
Trading assets                                              120,066        97,367        98,461
Available-for-sale securities, at fair value                232,771       241,742       236,047
Held-to-maturity securities, at amortized cost               64,400        68,101        72,269
Loans held for sale                                         727,227       434,634       291,469
Loans held for investment                                 1,864,956     1,728,027     1,674,811
Allowance for credit losses                                 (26,128)      (24,217)      (23,798)
Accrued interest receivable                                  14,093        12,581        11,894
Real estate acquired by foreclosures                          4,421         2,368         1,677
Premises and equipment, net                                  55,417        53,516        52,038
Goodwill, net                                                61,168        55,650        54,812
Other assets                                                158,210       126,947       149,926
Assets related to discontinued operations                    41,293        40,242        38,658
                                                     --------------    ----------    ----------
    Total assets                                     $    3,455,245    $2,958,436    $2,789,373
                                                     ==============    ==========    ==========

Noninterest bearing demand deposits                  $      951,533    $  853,626    $  795,429
Interest bearing demand deposits                            843,760       823,554       825,517
Certificates of deposit and other time deposits             698,110       512,385       523,271
Other borrowed funds                                        408,098       286,969       171,191
Notes payable                                                21,471        20,879        20,879
Accrued interest payable and other liabilities               39,912        31,686        34,563
Liabilities related to discontinued operations              137,687       133,252       132,574
                                                     --------------    ----------    ----------
    Total liabilities                                     3,100,571     2,662,351     2,503,424

Trust preferred securities                                  108,750        57,500        57,500
Minority interest in SCMC                                     4,894         4,813         4,447
Shareholders' equity                                        241,030       233,772       224,002
                                                     --------------    ----------    ----------
    Total liabilities and shareholders' equity       $    3,455,245    $2,958,436    $2,789,373
                                                     ==============    ==========    ==========

         CAPITAL RESOURCES AND LIQUIDITY

         SHAREHOLDERS' EQUITY - At March 31, 2003, shareholders' equity totaled $258.4 million, as compared to $249.3 million at December 31, 2002. The Company's risk-based capital ratios remain above the levels designated by regulatory agencies for the Company to be considered as "well capitalized" on March 31, 2003, with Tier 1 capital, total risk-based capital, and leverage capital ratios of 10.03%, 11.10%, and 8.44%, respectively.

         LIQUIDITY - Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders' dividends. The Company has instituted asset/liability management policies, including but not limited to a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The Company has numerous sources of liquidity including a significant portfolio of short-term assets, marketable investment securities (excluding those presently classified as "held-to-maturity"), loans available-for-sale, core deposits and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks and Federal Home Loan Bank ("FHLB") advances. Also in 2002, the Bank began accepting brokered certificates of deposits.

         During April, 2003, the Bank raised approximately $50 million through a private offering of subordinated unsecured notes. The subordinated notes issued by the Bank bear interest at a fixed rate of 7.375% and mature over a ten year period ending April 15, 2013, with semi-annual interest payment. These subordinated notes are not convertible or redeemable.

         As of March 31, 2003, the Company had $20.0 million outstanding under a term loan with Wells Fargo Bank, National Association ("Wells Fargo"). The term note bears interest at a rate per annum of 1.95% above the federal funds rate from time to time. The federal funds rate is a fluctuating interest rate per annum set daily by Wells Fargo as the rate at which funds are offered to Wells Fargo by federal funds brokers. The indebtedness evidenced by the term note is payable in quarterly installments with a final maturity date of February 1, 2006. The Credit Agreement requires the Company and the Bank to maintain certain financial ratios and includes other restrictive covenants. At March 31, 2003, the Company and Bank were in compliance with all related financial covenants for this credit facility.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes in market risks faced by the Company since December 31, 2002. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002, and in particular, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity".

         ITEM 4. CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures - Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

         Changes in internal controls - Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.


         PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS.

         Not applicable.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

         ITEM 5. OTHER INFORMATION.

         Not applicable.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                            10.1 -- First Amendment to Credit Agreement dated
                                    February 2, 2003 made by and between the Company and Wells Fargo Bank, National Association regarding a line of credit of $20,000,000 [Incorporated by reference to
                                    Exhibit 10.6 of the Company's Annual Report of Form 10-K for the year ended December 31, 2002.]

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

                           *99.1 -- Certification pursuant to 18 U.S.C. Section
                                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           *99.2 -- Certification pursuant to 18 U.S.C. Section
                                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

*As filed herewith.


         (b)      Reports on Form 8-K:

                           (1) Current Report on Form 8-K filed January 16, 2003 announcing the release of Sterling Bancshares' preliminary earnings report for the fourth quarter and year ended December 31, 2002.

                           (2) Current Report on Form 8-K filed January 23, 2003 announcing the correction of the capital ratios reported in Sterling Bancshares' preliminary earnings report for the fourth quarter and year ended December 31, 2002 on January 16, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               STERLING BANCSHARES, INC.
                                                      (Registrant)


DATE:      May 14, 2003                BY: /s/ J. Downey Bridgwater
     ------------------------              -------------------------------------
                                           J. DOWNEY BRIDGWATER
                                           PRESIDENT AND
                                           CHIEF EXECUTIVE OFFICER


DATE:      May 14, 2003                BY: /s/ Stephen C. Raffaele
     ------------------------              -------------------------------------
                                           STEPHEN C. RAFFAELE
                                           EXECUTIVE VICE PRESIDENT
                                           AND CHIEF FINANCIAL OFFICER

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

Date: May 14, 2003                        /s/ J. Downey Bridgwater
                                          --------------------------------------
                                          J. DOWNEY BRIDGWATER
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                  CERTIFICATION

I, Stephen C. Raffaele, certify that:

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

Date: May 14, 2003                        /s/ Stephen C. Raffaele
                                          --------------------------------------
                                          STEPHEN C. RAFFAELE
                                          EXECUTIVE VICE PRESIDENT
                                          AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

EXHIBIT  DESCRIPTION
-------  -----------
10.1  -- First Amendment to Credit Agreement dated February 2, 2003 made by and between the Company and Wells Fargo Bank, National Association
         regarding a line of credit of $20,000,000. [Incorporated by reference to Exhibit 10.6 of the Company's Annual Report of Form 10-K for the
         year ended December 31, 2002.]

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

----------

*As filed herewith.