Form 10-Q
period 2003-06-30
STERLING BANCSHARES INC
filed 2003-08-13
CIK 891098

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

     For the quarter ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to _______________ to _______________

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

As of August 7, 2003, there were outstanding 44,184,552 shares of common stock, par value $1.00 per share, of the registrant.

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2003            2002
                                                                               ------------    ------------
                                                                                        (UNAUDITED)
ASSETS
Cash and cash equivalents                                                      $   156,674     $   139,209
Interest-bearing deposits in financial institutions                                  1,239           1,302
Trading assets                                                                     137,784         142,803
Available-for-sale securities, at fair value                                       225,785         251,165
Held-to-maturity securities, at amortized cost                                      53,473          61,889
Loans held for sale                                                                604,337         701,301
Loans held for investment                                                        2,042,149       1,910,565
Allowance for credit losses                                                        (31,574)        (27,248)
                                                                               -----------     -----------
     Loans held for investment, net                                              2,010,575       1,883,317
Accrued interest receivable                                                         12,125          15,637
Real estate acquired by foreclosure                                                  4,736           3,358
Premises and equipment, net                                                         46,688          49,860
Goodwill, net                                                                       50,354          55,666
Other assets                                                                        99,987         178,407
Assets related to discontinued operations                                           41,409          98,831
                                                                               -----------     -----------
TOTAL ASSETS                                                                   $ 3,445,166     $ 3,582,745
                                                                               ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
     Noninterest-bearing                                                       $ 1,030,942     $   991,271
     Interest-bearing                                                              869,760         867,942
Certificates of deposit and other time deposits                                    693,114         673,689
                                                                               -----------     -----------
     Total deposits                                                              2,593,816       2,532,902
Other borrowed funds                                                               402,800         509,590
Notes payable                                                                       18,694          21,430
Subordinated debt                                                                   49,254               -
Accrued interest payable and other liabilities                                       5,561          16,750
Liabilities related to discountinued operations                                     33,527         172,746
                                                                               -----------     -----------
     Total liabilities                                                           3,103,652       3,253,418

COMPANY-OBLIGATED MANDITORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                                80,000          80,000

Shareholders' equity:
     Convertible preferred stock, $1 par value, 1 million shares authorized             20              59
     Common stock, $1 par value, 100 million shares authorized                      44,159          43,983
     Capital surplus                                                                45,611          44,633
     Retained earnings                                                             168,576         156,664
     Accumulated other comprehensive income--net unrealized gain on
        available-for-sale securities, net of tax                                    3,148           3,988
                                                                               -----------     -----------
        Total shareholders' equity                                                 261,514         249,327
                                                                               -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 3,445,166     $ 3,582,745
                                                                               ===========     ===========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                            THREE MONTHS            SIX MONTHS
                                                                            ENDED JUNE 30,         ENDED JUNE 30,
                                                                           2003        2002       2003       2002
                                                                         --------------------   -------------------
                                                                              (UNAUDITED)            (UNAUDITED)
Interest income:
   Loans, including fees                                                 $ 41,053    $ 36,515   $ 80,533   $ 70,712
   Securities:
     Taxable                                                                2,201       3,767      4,925      7,650
     Tax-exempt                                                               595         739      1,244      1,520
   Federal funds sold                                                          39         124         86        339
   Trading assets                                                             871         917      1,733      1,967
   Deposits in financial institutions                                          17          30         36         59
                                                                         --------    --------   --------   --------
       Total interest income                                               44,776      42,092     88,557     82,247

Interest expense:
   Demand and savings deposits                                              1,264       2,176      2,621      4,384
   Certificates and other time deposits                                     3,807       3,677      7,739      7,797
   Other borrowed funds                                                     1,578         995      2,926      1,721
   Note payable                                                               155         197        320        400
   Subordinated debt                                                          716           -        716          -
                                                                         --------    --------   --------   --------
       Total interest expense                                               7,520       7,045     14,322     14,302
                                                                         --------    --------   --------   --------
       NET INTEREST INCOME                                                 37,256      35,047     74,235     67,945

          Provision for credit losses                                       6,098       3,088     10,548      5,711
                                                                         --------    --------   --------   --------
       NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES               31,158      31,959     63,687     62,234

Noninterest income:
   Customer service fees                                                    3,908       3,749      7,871      7,418
   Other                                                                    3,179       3,187      6,618      5,833
                                                                         --------    --------   --------   --------
       Total noninterest income                                             7,087       6,936     14,489     13,251

Noninterest expense:
   Salaries and employee benefits                                          15,998      15,116     32,810     29,668
   Occupancy expense                                                        3,931       3,739      7,602      7,323
   Technology                                                               1,229       1,265      2,421      2,409
   Postage and delivery charges                                               515         528      1,081      1,059
   Supplies                                                                   328         277        660        618
   Professional fees                                                        1,286       1,237      1,980      1,838
   Minority interest expense:
     Company-obligated mandatorily redeemable trust preferred
       securities of subsidiary trusts                                      1,549       1,325      3,101      2,655
   Other                                                                    4,136       3,724      8,106      7,351
                                                                         --------    --------   --------   --------
       Total noninterest expense                                           28,972      27,211     57,761     52,921

       INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                9,273      11,684     20,415     22,564
          Provision for income taxes                                        3,047       3,727      6,675      7,111
                                                                         --------    --------   --------   --------
       INCOME FROM CONTINUING OPERATIONS                                    6,226       7,957     13,740     15,453

       INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES      (2,588)      2,404      3,357      3,778
          Provision (benefit) for income taxes                             (1,003)        978      1,219      1,550
                                                                         --------    --------   --------   --------
       INCOME (LOSS) FROM DISCONTINUED OPERATIONS                          (1,585)      1,426      2,138      2,228
                                                                         --------    --------   --------   --------
       NET INCOME                                                        $  4,641    $  9,383   $ 15,878   $ 17,681
                                                                         ========    ========   ========   ========

EARNINGS PER SHARE:
   Basic                                                                 $   0.11    $   0.21   $   0.36   $   0.40
                                                                         ========    ========   ========   ========
   Diluted                                                               $   0.10    $   0.21   $   0.36   $   0.40
                                                                         ========    ========   ========   ========

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
   Basic                                                                 $   0.14    $   0.18   $   0.31   $   0.35
                                                                         ========    ========   ========   ========
   Diluted                                                               $   0.14    $   0.18   $   0.31   $   0.35
                                                                         ========    ========   ========   ========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                                2003          2002
                                                                                            -----------   -----------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                                                        $  13,740    $  15,453
    Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
          Amortization and accretion of premiums and discounts on securities, net                3,182           56
          Net gain on the sale of assets                                                          (382)        (100)
          Net gain on the sale of trading assets                                                  (974)        (309)
          Provision for credit losses                                                           10,548        5,711
          Write-downs, less gains on sale, of real estate acquired by
            foreclosure and repossessed assets                                                    (239)          34
          Depreciation and amortization                                                          4,440        4,460
          Net decrease (increase) in loans held for sale                                        96,964     (173,129)
          Net decrease in accrued interest receivable and other assets                          87,469       15,368
          Net decrease in accrued interest payable and other liabilities                       (11,876)        (305)
                                                                                             ---------    ---------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS     202,872     (132,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease in securities purchased under agreements to resell                                  -        9,514
    Proceeds from maturity and paydowns of held-to-maturity securities                           8,333       10,196
    Proceeds from the sale of available-for-sale securities                                     16,870        6,810
    Proceeds from maturity and paydowns of available-for-sale securities                       100,490       57,294
    Purchases of available-for-sale securities                                                 (95,990)     (53,482)
    Proceeds from the sale of trading assets                                                   259,867      253,491
    Purchases of trading assets                                                               (255,965)    (237,805)
    Proceeds from principal paydowns of trading securities                                       2,091        5,767
    Net increase in loans held for investment                                                 (142,226)     (97,763)
    Proceeds from sale of real estate acquired by foreclosure                                    3,281          890
    Net decrease in interest-bearing deposits in financial institutions                             63          159
    Proceeds from sale of premises and equipment                                                   731        1,307
    Purchase of premises and equipment                                                          (1,770)      (4,154)
                                                                                             ---------    ---------
            NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS                  (104,225)     (47,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposit accounts                                                            60,914       53,194
    Repayment of notes payable                                                                  (2,736)           -
    Issuance of subordinated debt                                                               49,940            -
    Net decrease (increase) in repurchase agreements/funds purchased                          (106,790)     106,671
    Proceeds from issuance of common stock and preferred stock                                   1,116        1,515
    Dividends paid                                                                              (3,967)      (3,510)
                                                                                             ---------    ---------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS      (1,523)     157,870

NET CASH USED IN DISCONTINUED OPERATIONS                                                       (79,659)      (2,008)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            17,465      (24,675)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                        139,209      141,399
                                                                                             ---------    ---------
    End of period                                                                            $ 156,674    $ 116,724
                                                                                             =========    =========

SUPPLEMENTAL INFORMATION:
    Income taxes paid                                                                        $  14,489    $   5,800
                                                                                             =========    =========
    Interest paid                                                                            $  14,418    $  16,546
                                                                                             =========    =========
    Noncash investing and financing activities:
       Acquisitions of real estate through foreclosure of collateral                         $   4,420    $   1,455
                                                                                             =========    =========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

1.       BASIS OF PRESENTATION:

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 2002. Certain reclassifications have been made to prior year amounts to conform to current year presentation. All reclassifications have been applied consistently for the periods presented and had no effect on net income or stockholders' equity.

2.       EARNINGS PER COMMON SHARE

         Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                        2003             2002            2003            2002
                                                     ---------------------------       -------------------------
                                                       AMOUNT           AMOUNT          AMOUNT          AMOUNT
                                                     ----------       ----------       --------        ---------
Income from continuing operations                     $  6,226         $  7,957        $ 13,740        $ 15,453
    Income (loss) from discontinued operations          (1,585)           1,426           2,138           2,228
                                                      --------         --------        --------        --------
Net income                                            $  4,641         $  9,383        $ 15,878        $ 17,681
                                                      ========         ========        ========        ========
Basic:
    Weighted average shares outstanding                 44,101           43,849          44,044          43,814
Diluted:
    Add incremental shares for:
      Assumed exercise of outstanding options              622              850             636             828
      Assumed conversion of preferred stock                 21               98              40              89
                                                      --------         --------        --------        --------
Total                                                   44,744           44,797          44,720          44,731
                                                      ========         ========        ========        ========
Earnings per share from continuing operations:
    Basic                                             $   0.14         $   0.18        $   0.31        $   0.35
                                                      ========         ========        ========        ========
    Diluted                                           $   0.14         $   0.18        $   0.31        $   0.35
                                                      ========         ========        ========        ========
Earnings per share:
    Basic                                             $   0.11         $   0.21        $   0.36        $   0.40
                                                      ========         ========        ========        ========
    Diluted                                           $   0.10         $   0.21        $   0.36        $   0.40
                                                      ========         ========        ========        ========

3.       SHAREHOLDERS' EQUITY

         The following table displays the changes in shareholders' equity for the three-month and six-month periods ended June 30, 2003 and 2002 (in thousands):

                                                THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                                2003                   2002                   2003                    2002
                                        --------------------   --------------------   ----------------------  ---------------------
Equity, beginning of period                        $ 258,394              $ 224,002               $ 249,327              $ 217,369
  Comprehensive income:
    Net income                          $   4,641              $   9,383              $  15,878               $  17,681
    Net change in net unrealized gains
      on available-for-sale securities      (558)                  1,166                   (840)                    717
                                        ---------              ---------              ---------               ---------
      Total comprehensive income                       4,083                 10,549                  15,038                 18,398
  Issuance of common stock                             1,022                    978                   1,116                  1,273
  Issuance of preferred stock                              -                      -                       -                    242
  Cash dividends paid                                 (1,985)                (1,757)                 (3,967)                (3,510)
                                                   ---------              ---------               ---------              ---------
Equity, end of period                              $ 261,514              $ 233,772               $ 261,514              $ 233,772
                                                   =========              =========               =========              =========

4.       SEGMENTS

         The Company has two reportable operating segments: commercial banking and mortgage banking. Sterling Bank (the "Bank") has an 80 percent ownership interest in Sterling Capital Mortgage Company ("SCMC") and reports its financial position and results of operations on a consolidated basis. The commercial banking and mortgage banking segments are managed separately because each business requires different marketing strategies and each offers different products and services. On July 16, 2003, the Company and the Bank entered into a definitive agreement with RBC Mortgage Company to sell the Bank's 80% indirect interest in SCMC. The business related to SCMC is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this document. In addition, the assets and liabilities of SCMC are stated separately as discontinued operations. Details of SCMC's results of operations are disclosed in footnote 5.

5.       DISCONTINUED OPERATIONS

         On July 16, 2003, the Company and the Bank entered into a definitive agreement with RBC Mortgage Company to sell the Bank's 80% indirect interest in SCMC. The remaining 20% interest is owned by management and employees of SCMC. The gross proceeds to the Company are estimated to be approximately $83 million at closing. Net of tax and transaction costs, the Company expects to realize net cash proceeds of approximately $49 million. The sale consists of all of the stock of SCMC. In addition, effective July 16, 2003, the Bank purchased from SCMC its mortgage servicing portfolio of $15.5 million at June 30, 2003. The purchase price paid by the Bank for the mortgage servicing portfolio was approximately $15.5 million. It is anticipated that the Bank, in a separate transaction, will sell the mortgage servicing portfolio to a third party prior to the consummation of the sale of SCMC.

         On May 8, 2003, the Bank sold three banking offices in south Texas to an investor group headed by the current executive officers of the three locations. Assets of $16.6 million, loans of $15.2 million and deposits of $42.1 million were sold in the transaction.

         On March 20, 2003, the Bank sold its banking office located in Eagle Pass, Texas to South Texas National Bank of Laredo. Assets of $18.7 million, loans of $16.8 million and deposits of $95.7 million were sold in the transaction.

The business related to SCMC and the four banking offices is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this document. The results of SCMC and the four banking offices are presented as discontinued operations in a separate category on the income statement following results from continuing operations. The income from discontinued operations for the six months ended June 30, 2003 and 2002, respectively, is as follows (in thousands):

                                                              SIX MONTHS ENDED JUNE 30, 2003        SIX MONTHS ENDED JUNE 30, 2002
                                                            ----------------------------------    ----------------------------------
                                                            COMMERCIAL   MORTGAGE                 COMMERCIAL    MORTGAGE
                                                              BANKING     BANKING     COMBINED      BANKING      BANKING    COMBINED
                                                            ----------------------------------    ----------------------------------
                                                                        (UNAUDITED)                            (UNAUDITED)
Interest income                                              $    663    $      -     $    663     $  1,239     $      -    $  1,239
Interest expense                                                  442           -          442        1,075            -       1,075
                                                             --------    --------     --------     --------     --------    --------
    Net interest income                                           221           -          221          164            -         164

            Provision for credit losses                             -       3,708        3,708            -            -           -
                                                             --------    --------     --------     --------     --------    --------
         Net interest income (loss) after
           provision for credit losses                            221      (3,708)      (3,487)         164            -         164

Noninterest income:
    Customer service fees                                         429           -          429          834            -         834
    Gain on sale of mortgage loans                                  -      25,384       25,384            -       11,670      11,670
    Mortgage origination income                                     -      17,595       17,595            -        9,006       9,006
    Other                                                       3,349       5,175        8,524          226        4,384       4,610
                                                             --------    --------     --------     --------     --------    --------
         Total noninterest income                               3,778      48,154       51,932        1,060       25,060      26,120

Noninterest expense:
    Salaries and employee benefits                                523      16,141       16,664          870       11,775      12,645
    Occupancy expense                                             110       6,064        6,174          189        3,460       3,649
    Mortgage servicing rights amortization and impairment           -      15,460       15,460            -        1,842       1,842
    Technology                                                      8         579          587           23          121         144
    Postage and delivery charges                                   38         833          871           60          407         467
    Supplies                                                       26         925          951           30          579         609
    Professional fees                                               3         432          435           26          182         208
    Minority interest expense:
      Sterling Capital Mortgage Company                             -          37           37            -          581         581
    Other                                                         227       3,682        3,909          169        2,192       2,361
                                                             --------    --------     --------     --------     --------    --------
         Total noninterest expense                                935      44,153       45,088        1,367       21,139      22,506

         Income (loss) from discontinued operations
            before income taxes                                 3,064         293        3,357         (143)       3,921       3,778
            Provision (benefit) for income taxes                1,072         147        1,219          (47)       1,597       1,550
                                                             --------    --------     --------     --------     --------    --------
         Income (loss) from discontinued operations          $  1,992    $    146     $  2,138     $    (96)    $  2,324    $  2,228
                                                             ========    ========     ========     ========     ========    ========

         Included in income from discontinued operations for the six months ended June 30, 2003 is a before-tax net gain of $3.2 million related to the sale of the Eagle Pass office. Additionally, a before-tax expense of $8.2 million was recorded by SCMC in June 2003 to reflect an impairment to the mortgage servicing rights.

         The assets and liabilities of SCMC are stated separately as discontinued operations as of June 30, 2003 and December 31, 2002 on the Consolidated Balance Sheet. While the assets and liabilities relating to the Carrizo Springs, Crystal City, Pearsall and Eagle Pass banking offices were separately stated as discontinued operations on the Consolidated Balance Sheet as of December 31, 2002, these assets and liabilities were not included in the June 30, 2003 Consolidated Balance Sheet due to the consummation of the sales on May 8, 2003 and March 20, 2003. The major asset and liability categories of discontinued operations are as follows (in thousands):

                                                          JUNE 30,  DECEMBER 31,
                                                            2003       2002
                                                          --------  ------------
                                                                (UNAUDITED)
Cash and cash equivalents                                 $      -    $  7,791
Loans held for investment                                        -      32,996
Premises and equipment, net                                  7,042       5,059
Mortgage servicing rights                                   15,480      26,467
Goodwill, net                                                6,202       5,618
Other assets                                                12,685      20,900
                                                          --------    --------
Assets related to discontinued operations                 $ 41,409    $ 98,831
                                                          ========    ========

Demand deposits:
     Noninterest-bearing                                  $      -    $ 25,547
     Interest-bearing                                            -      51,535
Certificates of deposit and other time deposits                  -      63,088
                                                          --------    --------
     Total deposits                                              -     140,170
Other liabilities                                           28,417      27,502
Minority interest in Sterling Capital Mortgage Company       5,110       5,074
                                                          --------    --------
Liabilities related to discontinued operations            $ 33,527    $172,746
                                                          ========    ========

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

         The following table shows information related to stock-based compensation in both the reported and pro forma earnings per share amounts (dollars in thousands except for per share amounts):

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          2003            2002            2003            2002
                                                       -----------     -----------      ---------       ---------
Net income, as reported                                  $ 4,641         $ 9,383         $15,878         $17,681

Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                           224             261             483             521

                                                         -------         -------         -------         -------
Pro Forma net income                                     $ 4,417         $ 9,122         $15,395         $17,160
                                                         =======         =======         =======         =======

Earnings per share:
      Basic - as reported                                $  0.11         $  0.21         $  0.36         $  0.40
                                                         =======         =======         =======         =======
      Basic - pro forma                                  $  0.10         $  0.21         $  0.35         $  0.39
                                                         =======         =======         =======         =======

      Diluted - as reported                              $  0.10         $  0.21         $  0.36         $  0.40
                                                         =======         =======         =======         =======
      Diluted - pro forma                                $  0.10         $  0.20         $  0.34         $  0.38
                                                         =======         =======         =======         =======

7.       INTANGIBLE ASSETS

         The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the six months ended June 30, 2003 are as follows (in thousands):

                                                                                       SOUTH
         (Unaudited)                HOUSTON    SAN ANTONIO   DALLAS       TEXAS        TOTAL
                                   ---------   -----------  --------    ---------    ---------
Balance, January 1, 2002           $ 29,641     $ 15,079    $      -    $  5,312     $ 50,032
    Purchase price adjustment           (28)           -           -           -          (28)
    Eagle National acquisition            -            -       5,662           -        5,662
                                   ----------------------------------------------------------
Balance, December 31, 2002           29,613       15,079       5,662       5,312       55,666
    Sale of Eagle Pass office             -            -           -      (3,570)      (3,570)
    Sale of South Texas offices           -            -           -      (1,742)      (1,742)
                                   --------     --------    --------    --------     --------
Balance, June 30, 2003             $ 29,613     $ 15,079    $  5,662    $      -     $ 50,354
                                   ========     ========    ========    ========     ========

         The changes in the carrying amounts of intangible assets other than goodwill for the year ended December 31, 2002 and six months ended June 30, 2003 are as follows (in thousands):

                                           CORE
                                         DEPOSIT
          (Unaudited)                   INTANGIBLE
                                      --------------
Balance, January 1, 2002              $       2,036
    Amortization                               (426)
    Eagle National acquisition                  486
                                      -------------
Balance, December 31, 2002                    2,096
    Amortization                               (228)
                                      -------------
Balance, June 30, 2003                $       1,868
                                      =============

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In its current form, Fin 46 may require the Corporation to de-consolidate its investment in Sterling Bancshares Capital Trust II ("Capital Trust II"), Sterling Bancshares Capital Trust III ("Capital Trust III") and Sterling Bancshares Statutory Trust One ("Statutory Trust One"). The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, such as Capital Trust I, Capital Trust II and Statutory Trust One, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would, subject to the conditions applicable thereto, also be permitted to redeem the trust preferred securities.

         In April 2003, FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The amendments (i) reflect decisions of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (ii) reflect decisions made by the Financial Accounting Standards Board in connection with other board projects dealing with financial instruments, and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. The Company does not believe the adoptions of SFAS 149 will have a significant impact on its financial statements.

         In May 2003, FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in some circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation to repurchase the issuer's equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares; and (iv) certain free standing financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a significant impact on the Company's financial statements.

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

         SIGNIFICANT DEVELOPMENTS

         On July 16, 2003, the Company and the Bank entered into a definitive agreement with RBC Mortgage Company to sell the Bank's 80% indirect interest in SCMC. The remaining 20% interest is owned by management and employees of SCMC. The gross proceeds to the Bank are estimated to be approximately $83 million at closing. Net of tax and transaction costs, the Bank expects to realize net cash proceeds of approximately $49 million. The sale consists of all of the stock of SCMC. In addition, effective July 16, 2003, the Bank purchased from SCMC its mortgage servicing portfolio of $15.5 million at June 30, 2003. The purchase price paid by the Bank for the mortgage servicing portfolio was approximately $15.5 million. It is anticipated that the Bank, in a separate transaction, will sell the mortgage servicing portfolio to a third party prior to the consummation of the sale of SCMC.

         On May 8, 2003, the Bank sold three banking offices in south Texas to an investor group headed by the current executive officers of the three locations. Assets of $16.6 million, loans of $15.2 million and deposits of $42.1 million were sold in the transaction.

         On March 20, 2003, the Bank sold its banking office located in Eagle Pass, Texas to South Texas National Bank of Laredo. Assets of $18.7 million, loans of $16.8 million and deposits of $95.7 million were sold in the transaction.

         During April, 2003, the Bank raised approximately $50 million through a private offering of subordinated unsecured notes. The subordinated notes issued by the Bank bear interest at a fixed rate of 7.375% and mature over a ten year period ending April 15, 2013, with semi-annual interest payment. These subordinated notes are not convertible or redeemable. In June 2003, the Bank entered into an interest rate swap agreement in which the Bank swapped $50 million fixed rate subordinated debt to floating rate debt. Under the terms of the agreement, the Bank will receive the fixed coupon rate of 7.375% associated with the subordinated debt and will pay its swap counterparty a variable interest rate equal to the three-month London Inter-Bank Rate ("LIBOR"), that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge and qualifies for "short-cut" hedge accounting treatment under SFAS 133 such that changes in the fair value of the swap will not be reflected in the income statement.

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

         RESULTS OF OPERATIONS

         A discussion of the Company's results of operations is presented below. Certain reclassifications have been made to make prior periods comparable.

         In 2002, the Company entered into two separate agreements for the sale of four banking offices in South Texas. The Company completed the sale of its banking office located in Eagle Pass, Texas in March 2003.

         In May 2003, the Company completed the sale of its banking offices in Carrizo Springs, Crystal City and Pearsall.

         In July 2003, the Company and the Bank entered into a definitive agreement to sell the Bank's 80% indirect interest in SCMC.

         Revenues, operating costs and expenses, and other non-operating results from the discontinued operations of the four banking offices and SCMC are excluded from the Company's results from continuing operations at and for the periods ending June 30, 2003 and December 31, 2002.

         The assets and liabilities of the four banking offices and SCMC are presented in the Company's Consolidated Balance Sheets in the line items "Assets related to discontinued operations" and "Liabilities related to discontinued operations" at December 31, 2002. However, these line items at June 30, 2003 only include the assets and liabilities of SCMC since the sales of the four banking offices were completed before June 30, 2003. The financial results of these four banking offices and SCMC are presented in the Company's Consolidated Statements of Income under the line items "Income (loss) from discontinued operations before income taxes" and "Income (loss) from discontinued operations" and in the Company's Consolidated Statements of Cash Flows as "Net cash used in discontinued operations" for each of the periods ending June 30, 2003 and December 31, 2002.

         SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD IN 2002

         NET INCOME - Net income for the six-month period ended June 30, 2003 was $15.9 million as compared to $17.7 million for the same period in 2002, a decrease of approximately $1.8 million or 10.2%. Included in net income is a before-tax net gain of $3.2 million related to the sale of the Eagle Pass office. Also a before-tax expense of $8.2 million was recorded by SCMC in June 2003 to reflect an impairment to the mortgage servicing rights. The impairment charge is included in loss from discontinued operations. Income from continuing operations for the six-month period ended June 30, 2003 was $13.7 million as compared to $15.5 million for the same period in 2002, a decrease of approximately $1.7 million or 11.1%. The decrease was due, in part, to a higher loan loss provision during the quarter ended June 30, 2003.

         NET INTEREST INCOME - Net interest income for the six-month period ended June 30, 2003, was $74.2 million, as compared to $67.9 million for the same period in 2002, an increase of $6.3 million or 9.3%. The increase is primarily due to the average loan growth of 30.9%. The growth in average loans that was related to the acquisition of Eagle National was 2.6%.

         While average earning assets for the period ended June 30, 2003 increased over a year ago, the average yield decreased 93 basis points from 6.93% for the six-month period ended June 30, 2002, to 6.00% for the same period in 2003. As of June 30, 2003, average interest bearing liabilities were $2.0 billion, an increase of $464.1 million or 29.8% from June 30, 2002. Average interest bearing deposits at June 30, 2003 were $1.5 billion, an increase of 14.3% from June 30, 2002. The increase in average interest bearing deposits related to the acquisition of Eagle National was 2.9%. The cost of interest bearing liabilities decreased 42 basis points from 1.85% for the six months ended June 30, 2002 to 1.43% during the same period in 2003.

         The Company's 5.03% net interest margin for the six months ended June 30, 2003 decreased from the 5.73% net interest margin recorded during the same period in 2002. Additionally, the Company's 5.08% tax equivalent net interest margin for the six months ended June 30, 2003 decreased from the 5.80% tax equivalent net interest margin recorded during the same period in 2002. In November 2002 and June 2003, the Federal Reserve Bank decreased the discount rate 50 basis points and 25 basis points, respectively. Since the Company's balance sheet is asset sensitive, the interest earning assets generally reprice more quickly than the interest bearing liabilities. Thus, the Company's net interest margin tends to increase in periods of rising interest rates in the market and decrease in periods of declining interest rates.

         The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2003 and 2002, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                            SIX MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)

                                                              2003                                  2002
                                               ---------------------------------     -----------------------------------
                                                 AVERAGE                 AVERAGE       AVERAGE                   AVERAGE
                                                 BALANCE     INTEREST     YIELD        BALANCE    INTEREST        YIELD
                                               ----------    --------    -------     -----------  --------       -------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial
  institutions                                 $    1,220    $     36     5.95%      $    2,266   $     59        5.25%
Federal funds sold and securities
  purchased under agreements to resell             15,119          86     1.15%          35,617        339        1.92%
Trading assets                                    114,244       1,733     3.06%         101,821      1,967        3.90%
Investment securities (taxable)                   250,865       4,925     3.96%         242,626      7,650        6.36%
Investment securities (tax-exempt)                 56,601       1,244     4.43%          70,215      1,520        4.37%
Loans held for sale (taxable)                     567,100      15,604     5.55%         269,961      9,798        7.32%
Loans held for investment (taxable)             1,967,773      64,782     6.64%       1,665,609     60,780        7.36%
Loans (tax-exempt)                                  4,636         147     6.39%           4,320        134        6.26%
                                               ----------    --------     ----       ----------   --------        ----
  Total Interest Earning Assets                 2,977,558      88,557     6.00%       2,392,435     82,247        6.93%

NONINTEREST EARNING ASSETS:
Cash and due from banks                            97,780                                90,681
Premises and equipment, net                        48,513                                50,012
Other assets                                      230,113                               179,142
Allowance for credit losses                       (28,756)                              (24,014)
Assests related to discontinued operations         73,431                                78,564
                                               ----------                            ----------
  Total Noninterest Earning Assets                421,081                               374,385
                                               ----------                            ----------

  TOTAL ASSETS                                 $3,398,639                            $2,766,820
                                               ==========                            ==========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                       875,894    $  2,621     0.60%      $  826,200   $  4,384        1.07%
Certificates and other time deposits              667,601       7,739     2.34%         524,474      7,797        3.00%
Other borrowed funds                              435,603       2,926     1.35%         186,275      1,721        1.86%
Notes payable                                      20,252         320     3.19%          20,879        400        3.86%
Subordinated debt                                  22,621         716     6.38%               -          -        0.00%
                                               ----------    --------     ----       ----------   --------        ----
  Total Interest Bearing Liabilities            2,021,971      14,322     1.43%       1,557,828     14,302        1.85%

NONINTEREST BEARING LIABILITIES:
Demand deposits                                   918,685                               759,037
Other liabilities                                  13,375                                14,385
Liabilities related to discontinued
  operations                                      104,840                               150,864
                                               ----------                            ----------
  Total Noninterest Bearing Liabilities         1,036,900                               924,286

Trust preferred securities                         80,000                                57,500
Shareholders' equity                              259,768                               227,206
                                               ----------                            ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $3,398,639                            $2,766,820
                                               ==========                            ==========

NET INTEREST INCOME & MARGIN                                 $ 74,235     5.03%                   $ 67,945        5.73%
                                                             ========     ====                    ========        ====

NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)
  (1)                                                        $ 74,936     5.08%                   $ 68,763        5.80%
                                                             ========     ====                    ========        ====

         (1) In order to present pretax income and resultant yields on tax-exempt investments and loans on a comparable basis to those on taxable investments and loans, a tax-equivalent adjustment has been made equally to interest income and income tax expense with no effect on after tax income. The tax equivalent adjustment has been computed using a federal income tax rate of 35%.

         PROVISION FOR CREDIT LOSSES - The provision for credit losses for the six months ended June 30, 2003 was $10.5 million, as compared to $5.7 million for the same period in 2002, an increase of $4.8 million. A provision for credit losses of $1.0 million was recorded in the first quarter of 2003 for loans purchased with Eagle National. The increase in the provision for credit losses was due to a moderate deterioration of the loan portfolio quality and the addition of certain loans to the Bank's monitored loan list. The Company's allowance for credit losses increased by $4.3 million from $27.2 million at December 31, 2002, to $31.6 million on June 30, 2003. The increase in the allowance for credit losses is primarily due to the $10.5 million provision for credit losses offset by $5.9 million in net charge-offs. Please refer to the subsequent discussion of ALLOWANCE FOR CREDIT LOSSES and RISK ELEMENTS for additional insight to management's approach and methodology in estimating the allowance for credit losses.

         NONINTEREST INCOME - Total noninterest income for the six months ended June 30, 2003 was $14.5 million, as compared to $13.3 million for the same period in 2002, an increase of $1.2 million or 9.3%. Noninterest income for the six months ended June 30, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                        FOR THE SIX MONTHS ENDED
                                      JUNE 30, 2003  JUNE 30, 2002
                                      -------------  -------------
Customer service fees                    $ 7,871        $ 7,418
Bank owned life insurance                  1,012          1,029
Debit card income                            741            512
Gain on the sale of trading assets           627            309
Gain on the sale of securities               374              -
Sale of Community charter                      -            150
Other                                      3,864          3,833
                                         -------        -------
                                         $14,489        $13,251
                                         =======        =======

         Customer service fees for the six-month period ended June 30, 2003 increased $453 thousand or 6.1% as a result in the growth in deposit transaction accounts and the acquisition of Eagle National in September 2002. During the six months ended quarter of 2003, the Bank had a gain on the sale of securities of $374 thousand. Also the Bank had an increase of $318 thousand in gains on the sale of trading assets. In June 2002, the Company sold the charter for Community Bank to Sabine State Bank & Trust Company for $150 thousand.

         NONINTEREST EXPENSE - Noninterest expense increased $4.8 million or 9.1%, to $57.8 million for the six-month period ending June 30, 2003 as compared to $52.9 million for the same period in 2002. Noninterest expense for the six months ended June 30, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                                       FOR THE SIX MONTHS ENDED
                                                    JUNE 30, 2003    JUNE 30, 2002
                                                    -------------    -------------
Salaries and employee benefits                         $ 32,810         $ 29,668
Occupancy expense                                         7,602            7,323
Net (gain) loss and  carrying costs of
    real estate acquired by foreclosure                    (211)              71
FDIC assessment                                             213              189
Technology                                                2,421            2,409
Postage and delivery charges                              1,081            1,059
Supplies                                                    660              618
Professional fees                                         1,980            1,838
Minority interest expense:
 Company obligated mandatorily redeemable trust
  preferred securities of subsidiary trusts               3,101            2,655
Marketing                                                 1,157              524
Other                                                     6,947            6,567
                                                       --------         --------
                                                       $ 57,761         $ 52,921
                                                       ========         ========

         Salaries and employee benefits for the six-month period ended June 30, 2003 were $32.8 million, as compared to $29.7 million for the same period in 2002, an increase of $3.1 million or 10.6%. The increase is primarily related to merit increases, increased payroll taxes and increased hospital and medical insurance expenses. Additionally, salaries and employee benefits expenses related to the acquisition of Eagle National were $561 thousand.

         Minority interest expense increased $446 thousand or 16.8% from the six months ended June 30, 2002 as compared to the same period in 2003. The increase is related to the interest due on the additional trust preferred securities issued in August 2002 and September 2002 offset by the redemption of trust preferred securities in November 2002.

         The Company has increased its marketing and branding efforts through increased television and radio programming. As a result of these efforts, marketing expenses for the six-month period ended June 30, 2003 were $1.2 million, an increase of $633 thousand or 120.8% from $524 thousand for the same period in 2002.

         PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes increased from 33.2% for the six months of 2002 to 32.9% for the same period in 2003. The provision of income taxes as a percent of income from continuing operations before taxes was 31.5% for the six months ended June 30, 2002 as compared to 32.7% for the same period in 2003.

         THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD IN 2002

         NET INCOME - Net income for the three-month period ended June 30, 2003 was $4.6 million as compared to $9.4 million for the same period in 2002, a decrease of approximately $4.7 million or 50.5%. Income from continuing operations for the three-month period ended June 30, 2003 was $6.2 million as compared to $8.0 million for the same period in 2002, a decrease of approximately $1.7 million or 21.8%. The decrease was due, in a large part, to a higher loan loss provision during the quarter ended June 30, 2003.

         NET INTEREST INCOME - Net interest income for the three-month period ended June 30, 2003, was $37.3 million, as compared to $35.0 million for the same period in 2002, an increase of $2.2 million or 6.3%. The increase is primarily due to the average loan growth of 30.5%. The growth in average loans related to the acquisition of Eagle National was 2.3%.

         While average earning assets for the period ended June 30, 2003 increased over a year ago, the average yield decreased 100 basis points from 6.91% for the three-month period ended June 30, 2002, to 5.91% for the same period in 2003. As of June 30, 2003, average interest bearing liabilities were $2.1 billion, an increase of $502.6 million or 31.7% from June 30, 2002. Average interest bearing deposits at June 30, 2003 were $1.6 billion, an increase of 14.7% from June 30, 2002. The increase in average interest bearing deposits that was related to the acquisition of Eagle National was 2.7%. The cost of interest bearing liabilities decreased 34 basis points from 1.78% for the three months end June 30, 2002 to 1.44% during the same period in 2003.

         The Company's 4.92% net interest margin for the three months ended June 30, 2003 decreased from the 5.75% net interest margin recorded during the same period in 2002. Additionally, the Company's 4.96% tax equivalent net interest margin for the three months ended June 30, 2003 decreased from the 5.82% tax equivalent net interest margin recorded during the same period in 2002. In November 2002 and June 2003, the Federal Reserve Bank decreased the discount rate 50 basis points and 25 basis points, respectively. Since the Company's balance sheet is asset sensitive, the interest earning assets generally reprice more quickly than the interest bearing liabilities. Thus, the Company's net interest margin tends to increase in periods of rising interest rates in the market and decrease in periods of declining interest rates.

         The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2003 and 2002, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                           THREE MONTHS ENDED JUNE 30,
                             (Dollars in thousands)

                                                              2003                                  2002
                                               -----------------------------------   ------------------------------------
                                                AVERAGE                    AVERAGE      AVERAGE                AVERAGE
                                                BALANCE      INTEREST       YIELD       BALANCE    INTEREST     YIELD
                                               ----------    --------      -------   -----------  ---------    -------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial
  institutions                                 $    1,291    $     17       5.28%    $    2,276   $     30        5.29%
Federal funds sold and securities
  purchased under agreements to resell             13,958          39       1.12%        27,221        124        1.83%
Trading assets                                    107,383         871       3.25%       100,396        917        3.66%
Investment securities (taxable)                   240,922       2,201       3.66%       238,422      3,767        6.34%
Investment securities (tax-exempt)                 54,889         595       4.35%        67,824        739        4.37%
Loans held for sale (taxable)                     617,822       8,462       5.49%       311,533      5,722        7.37%
Loans held for investment (taxable)             1,996,281      32,518       6.53%     1,691,365     30,730        7.29%
Loans (tax-exempt)                                  4,774          73       6.13%         4,286         63        5.90%
                                               ----------    --------       ----     ----------   --------        ----
  Total Interest Earning Assets                 3,037,320      44,776       5.91%     2,443,323     42,092        6.91%

NONINTEREST EARNING ASSETS:

Cash and due from banks                            95,030                                88,053
Premises and equipment, net                        47,674                                49,818
Other assets                                      229,038                               183,690
Allowance for credit losses                       (29,240)                              (24,267)
Assests related to discontinued operations         60,793                                80,503
                                               ----------                            ----------
  Total Noninterest Earning Assets                403,295                               377,797
                                               ----------                            ----------

  TOTAL ASSETS                                 $3,440,615                            $2,821,120
                                               ==========                            ==========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                       876,513    $  1,264       0.58%    $  833,140   $  2,176        1.05%
Certificates and other time deposits              675,745       3,807       2.26%       520,164      3,677        2.84%
Other borrowed funds                              470,633       1,578       1.34%       210,922        995        1.89%
Notes payable                                      19,792         155       3.14%        20,879        197        3.78%
Subordinated debt                                  44,994         716       6.38%             -          -        0.00%
                                               ----------    --------       ----     ----------   --------        ----
  Total Interest Bearing Liabilities            2,087,677       7,520       1.44%     1,585,105      7,045        1.78%

NONINTEREST BEARING LIABILITIES:

Demand deposits                                   944,883                               781,539
Other liabilities                                  12,672                                13,092
Liabilities related to discontinued
  operations                                       51,635                               152,886
                                               ----------                            ----------
  Total Noninterest Bearing Liabilities         1,009,190                               947,517

Trust preferred securities                         80,000                                57,500
Shareholders' equity                              263,748                               230,998
                                               ----------                            ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $3,440,615                            $2,821,120
                                               ==========                            ==========

NET INTEREST INCOME & MARGIN                                 $ 37,256       4.92%                 $ 35,047        5.75%
                                                             ========       ====                  ========        ====

NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)
  (1)                                                        $ 37,592       4.96%                 $ 35,445        5.82%
                                                             ========       ====                  ========        ====


         (1) In order to present pretax income and resultant yields on tax-exempt investments and loans on a comparable basis to those on taxable investments and loans, a tax-equivalent adjustment has been made equally to interest income and income tax expense with no effect on after tax income. The tax equivalent adjustment has been computed using a federal income tax rate of 35%.

         PROVISION FOR CREDIT LOSSES - The provision for credit losses for the second quarter of 2003 was $6.1 million, as compared to $3.1 million for the same period in 2002, an increase of $3.0 million. The increase in the provision for credit losses was due to a moderate deterioration of the loan portfolio quality and the addition of certain loans to the Bank's monitored loan list. The Company's allowance for credit losses increased by $3.2 million from $28.4 million at March 31, 2003, to $31.6 million on June 30, 2003. The increase in the allowance for credit losses is primarily due to the $6.1 million provision for credit losses offset by $3.0 million in net charge-offs. Please refer to the subsequent discussion of ALLOWANCE FOR CREDIT LOSSES and RISK ELEMENTS for additional insight to management's approach and methodology in estimating the allowance for credit losses.

         NONINTEREST INCOME - Total noninterest income for the quarter ended June 30, 2003 was $7.1 million, as compared to $6.9 million for the same period in 2002, an increase of $151 thousand or 2.2%. Noninterest income for the three months ended June 30, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                       FOR THE THREE MONTHS ENDED
                                      JUNE 30, 2003  JUNE 30, 2002
                                      -------------  -------------
Customer service fees                     $3,908         $3,749
Bank owned life insurance                    507            520
Debit card income                            405            277
Gain on the sale of trading assets           280            188
Sale of Community charter                      -            150
Other                                      1,987          2,052
                                          ------         ------
                                          $7,087         $6,936
                                          ======         ======

         Customer service fees increased $159 thousand as a result in the growth in deposit transaction accounts and the acquisition of Eagle National in September 2002. In June 2002, the Company sold the charter for Community Bank to Sabine State Bank & Trust Company for $150 thousand.

         NONINTEREST EXPENSE - Noninterest expense increased $1.8 million or 6.5%, to $29.0 million for the three-month period ending June 30, 2003 as compared to $27.2 million for the same period in 2002. Noninterest expense for the three months ended June 30, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                                          FOR THE THREE MONTHS ENDED
                                                        JUNE 30, 2003    JUNE 30, 2002
                                                        -------------    -------------
Salaries and employee benefits                            $ 15,998         $ 15,116
Occupancy expense                                            3,931            3,739
Net (gain) loss and carrying costs of
    real estate acquired by foreclosure                       (205)               5
FDIC assessment                                                105              137
Technology                                                   1,229            1,265
Postage and delivery charges                                   515              528
Supplies                                                       328              277
Professional fees                                            1,286            1,237
Minority interest expense:
 Company obligated mandatorily redeemable trust
  preferred securities of subsidiary trusts                  1,549            1,325
Marketing                                                      518              287
Other                                                        3,718            3,295
                                                          --------         --------
                                                          $ 28,972         $ 27,211
                                                          ========         ========

         Salaries and employee benefits for the three-month period ended June 30, 2003 were $16.0 million, as compared to $15.1 million for the same period in 2002, an increase of $882 thousand or 5.8%. The increase is primarily related to merit increases, increased payroll taxes and increased hospital and medical insurance expenses. Additionally, increased salaries and employee benefits expenses related to the acquisition of Eagle National were $226 thousand.

         Minority interest expense increased $224 thousand or 16.9% from the three months ended June 30, 2002 as compared to the same period in 2003. The increase is related to the interest due on the additional trust preferred securities issued in August 2002 and September 2002 offset by the redemption of trust preferred securities in November 2002.

         PROVISION FOR INCOME TAXES - The provision for income taxes as a percent of net income before taxes decreased from 33.4% for the second quarter of 2002 to 30.6% for the same period in 2003. The provision for income taxes as a percent of income from continuing operations before taxes increased from 31.9% to 32.9% for the same period in 2003.

         FINANCIAL CONDITION

         TOTAL ASSETS - The total consolidated assets of the Company decreased $137.6 million from $3.6 billion at December 31, 2002 to $3.4 billion at June 30, 2003. The assets of the Eagle Pass, Carrizo Springs, Crystal City and Pearsall banking offices are stated separately as discontinued operations as of December 31, 2002 on the Consolidated Balance Sheet. These assets are not included in the June 30, 2003 Consolidated Balance Sheet because these sales were consummated before June 30, 2003. Assets sold with the Eagle Pass office in March 2003 totaled $18.7 million. Assets sold with the banking offices located in Carrizo Springs, Crystal City and Pearsall in May 2003 totaled $16.6 million.

         CASH AND CASH EQUIVALENTS - The Company had cash and cash equivalents of $156.7 million at June 30, 2003. Comparatively, the Company had $139.2 million in cash and cash equivalents on December 31, 2002, an increase of $17.4 million.

         TRADING ASSETS - The Company trades SBA 7(a) government guaranteed loans and pools. Trading assets as of June 30, 2003 were $137.8 million, a decrease of $5.0 million from December 31, 2002. These assets are generally held up to 120 days. The trading assets are carried at fair market value. The realized and unrealized gains and losses on these assets are included in income.

         SECURITIES - The Company's securities portfolio as of June 30, 2003, totaled $279.3 million, as compared to $313.1 million on December 31, 2002, a decrease of $33.8 million or 10.8%. During the first quarter of 2003, the Bank sold $16.5 million of securities. The remaining decrease is due to principal paydowns and maturities. At June 30, 2003, the unrealized gain on the available for sale securities was $4.8 million.

         LOANS HELD FOR SALE - Total loans held for sale decreased from $701.3 million at December 31, 2002 to $604.3 million at June 30, 2003, a decrease of $97.0 million, or 13.8%. The majority of these loans represent loans funded by the Bank through a mortgage warehouse line to SCMC. Upon closing of the sale of SCMC, this warehouse facility is expected to run off and not be replaced.

         LOANS HELD FOR INVESTMENT - As of June 30, 2003, loans held for investment were $2.04 billion which was a $131.6 million increase from the balance of $1.91 billion at December 31, 2002. At June 30, 2003, loans held for investment as a percentage of total assets and total deposits were 59.3% and 78.7%, respectively.

         The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2003 (in thousands):

                                                                  PERCENT OF
                                               AMOUNT                TOTAL
                                             ----------        ----------------
Commercial, financial and industrial         $  628,638             23.75%
Real estate - commercial                        690,867             26.11%
Real estate - residential mortgage              200,145              7.56%
Real estate - construction                      385,295             14.56%
Foreign commercial and industrial                 6,602              0.25%
Consumer and other                              130,602              4.93%
Unearned discounts                                    -              0.00%
                                             ----------            ------
     Total loans  held for investment         2,042,149             77.16%
     Loans held for sale                        604,337             22.84%
                                             ----------            ------
     Total loans                             $2,646,486            100.00%
                                             ==========            ======

ALLOWANCE FOR CREDIT LOSSES - The following is a summary of the changes in the allowance for credit losses for the six months ended June 30, 2003 and June 30, 2002, respectively, (in thousands):

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                     ----------------------------
                                                        2003              2002
                                                     ----------        ----------
Allowance for credit losses, January 1,               $ 27,248          $ 22,927
Charge-offs                                             (6,793)           (5,372)
Recoveries                                                 924               951
Provision for credit losses                             10,548             5,711
Allowance related to Eagle Pass divestiture               (353)                -
                                                      --------          --------
Allowance for credit losses, June 30,                 $ 31,574          $ 24,217
                                                      ========          ========

Net charge-offs as a percentage of average
    loans (annualized)                                    0.47%             0.46%
                                                      ========          ========

Provision for credit losses as a percentage of
    average loans (annualized)                            0.84%             0.59%
                                                      ========          ========

         The following is a summary of the relationship of the allowance for credit losses to total loans at June 30, 2003, and December 31, 2002 (in thousands):

                                                   JUNE 30,         DECEMBER 31,
                                                     2003               2002
                                                  ----------         ----------
Loans at period-end                               $2,646,486         $2,611,866
Allowance for credit losses                       $   31,574         $   27,248
Allowance as a percent of period-end loans              1.19%              1.04%

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

         RISK ELEMENTS - Nonperforming, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Thirty-four properties make up the $4.7 million of other real estate owned ("ORE") at June 30, 2003. All properties are carried at the lower of cost or fair market value.

         The Company defines potential problem loans as those loans for which information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as "substandard", "doubtful", or "loss". As of June 30, 2003, the Company has no material foreign loans outstanding or loan concentrations.

         The following table summarizes total nonperforming assets and potential problem loans at June 30, 2003 and at December 31, 2002:

                                                             JUNE 30,      DECEMBER 31,
                                                               2003           2002
                                                             --------      ------------
                                                                   (IN THOUSANDS)
Nonaccrual loans                                             $20,089         $19,654
Other real estate ("ORE") and other foreclosed assets          4,825           3,425
                                                             -------         -------
    Total nonperforming assets                               $24,914         $23,079
                                                             =======         =======

Total nonperforming assets as a % of loans,
    ORE and other foreclosed assets                             0.94%           0.88%

Allowance for credit losses as a percentage of
    nonperforming assets                                      126.73%         118.06%

Accruing loans past due 90 days or more                      $   110         $   984

Potential problem loans, other than those shown
    above as nonperforming                                   $80,687         $62,189

         PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation and discontinued operations, as of June 30, 2003, was $46.7 million, as compared to $49.9 million as of December 31, 2002, a decrease of $3.2 million.

         DEPOSITS - Total deposits as of June 30, 2003, were $2.59 billion, as compared to $2.53 billion on December 31, 2002, an increase of $60.9 million. The percentage of noninterest bearing deposits to total deposits as of June 30, 2003 was 39.7%.

         CAPITAL RESOURCES AND LIQUIDITY

         SHAREHOLDERS' EQUITY - At June 30, 2003, shareholders' equity totaled $261.5 million, as compared to $249.3 million at December 31, 2002. The Company's risk-based capital ratios remain above the levels designated by regulatory agencies for the Company to be considered as "well capitalized" on June 30, 2003, with Tier 1 capital, total risk-based capital, and leverage capital ratios of 10.34%, 13.33%, and 8.38%, respectively.

         LIQUIDITY - Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders' dividends. The Company has instituted asset/liability management policies, including but not limited to a computer simulation model, to improve liquidity controls and to enhance its management of interest rate risk and financial condition. The

         Company has numerous sources of liquidity including a significant portfolio of short-term assets, marketable investment securities (excluding those presently classified as "held-to-maturity"), loans available-for-sale, core deposits and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks and Federal Home Loan Bank ("FHLB") advances. Also in 2002, the Bank began accepting brokered certificates of deposits to assist in funding the growth of the held for sale loan portfolio.

         During April, 2003, the Bank raised approximately $50 million through a private offering of subordinated unsecured notes. The subordinated notes issued by the Bank bear interest at a fixed rate of 7.375% and mature over a ten year period ending April 15, 2013, with semi-annual interest payment. These subordinated notes are not convertible or redeemable. In June 2003, the Bank entered into an interest rate swap agreement in which the Bank swapped $50 million fixed rate subordinated debt to floating rate debt. Under the terms of the agreement, the Bank will receive the fixed coupon rate of 7.375% associated with the subordinated debt and will pay its swap counterparty a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge and qualifies for "short-cut" hedge accounting treatment under SFAS 133, such that changes in the fair value of the swap will not be reflected in the income statement.

         As of June 30, 2003, the Company had $18.3 million outstanding under a term loan with Wells Fargo Bank, National Association ("Wells Fargo"). The term note bears interest at a rate per annum of 1.95% above the federal funds rate from time to time. The federal funds rate is a fluctuating interest rate per annum set daily by Wells Fargo as the rate at which funds are offered to Wells Fargo by federal funds brokers. The indebtedness evidenced by the term note is payable in quarterly installments with a final maturity date of February 1, 2006. The Credit Agreement requires the Company and the Bank to maintain certain financial ratios and includes other restrictive covenants. At June 30, 2003, the Company and Bank were in compliance with all related financial covenants for this credit facility.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's profitability, as with most financial institutions, is greatly dependent upon net interest income. The Company actively manages its overall exposure to changes in interest rates. While the Company has entered into the interest rate swap agreement described below, the Company believes that there have been no material changes in market risk faced by the Company since December 31, 2002. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002.

         In June 2003, the Bank entered into an interest rate swap agreement in which the Bank swapped $50 million fixed rate subordinated debt to floating rate debt. Under the terms of the agreement, the Bank will receive the fixed coupon rate of 7.375% associated with the subordinated debt and will pay its swap counterparty a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge and qualifies for "short-cut" hedge accounting treatment under SFAS 133, such that changes in the fair value of the swap will not be reflected in the income statement.

         ITEM 4. CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures - Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the disclosure controls and procedures are effective in insuring that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and report within the time periods specified in the Securities and Exchange Commission's rules and forms.

         Changes in internal control over financial reporting - There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Stockholders was held on April 28, 2003, to consider and vote on the following proposals:

         Proposal 1: The Election of Directors

         The following individuals were nominated and elected as Class II directors to hold office until the 2006 annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified.

                                                For               Withheld
J. Downey Bridgwater                        31,957,414             913,069
David L. Hatcher                            32,566,308             304,175
James J. Kearney                            32,575,138             295,345
G. Edward Powell                            32,468,080             402,403
Raimundo Riojas E.                          32,575,138             295,345

         Harold L. Campbell was nominated and elected as a Class I director to hold office until the 2005 annual meeting of the stockholders of the Company or until his successor has been duly elected and qualified.

                                                For                Withheld
Harold L. Campbell                          32,468,567             401,916

         The following directors continued in office after the annual meeting:

                  George Martinez, Chairman          Glenn H. Johnson
                  George Beatty, Jr.                 Paul Michael Mann, M.D.
                  Anat Bird                          Thomas A. Reiser
                  John H. Buck                       Steven F. Retzloff
                  James D. Calaway                   Howard T. Tellepsen
                  Bruce J. Harper

         Proposal 2: Approval of the 2003 Stock Incentive and Compensation Plan:

                     For 28,838,733      Against 3,997,111       Abstain 34,636

         Proposal 3: Ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants for its fiscal year ending December 31, 2003.

                     For 32,022,170      Against 836,896        Abstain 11,417

         ITEM 5.  OTHER INFORMATION.

         Not applicable.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                    4.1 -- Fiscal and Paying Agency Agreement dated April 10,
                           2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to
                           Exhibit 4.1 of the Company's Report on Form 8-K filed on April 15, 2003 (File No. 000-20750.]

                    4.2 -- Form of Global Certificate representing Sterling
                           Bank's 7.375% Subordinated Notes due 2013.
                           [Incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K filed on April 15, 2003 (File No. 000-20750).]

                   10.1 -- Sterling Bancshares, Inc. 2003 Stock Incentive and
                           Compensation Plan. [Incorporated by reference to
                           Exhibit 4.4 of the Company's Registration Statement on Form S-8 (File No. 333-105307).]

                   10.2 -- Purchase Agreement dated April 3, 2003 among Sterling
                           Bank, Lehman Brothers Inc. and Keefe, Bruyette & Woods, Inc. [Incorporated by reference to Exhibit
                           10.1 of the Company's Report on Form 8-K filed on April 15, 2003 (File No. 000-20750.)

                   11  --  Statement Regarding Computation of Earnings Per
                           Share (included as Note (2) to Interim Consolidated Financial Statements on page 5 of this Quarterly Report on Form 10-Q).

                  *31.1-- Certification of J. Downey Bridgwater, President and Chief Executive Officer, as required pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  *31.2-- Certification of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  *32.1-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  *32.2-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  -------
                  *As filed herewith.

         (b)      Reports on Form 8-K:

                           (1) Current Report on Form 8-K filed April 15, 2003 announcing the private placement of $50 million of subordinated unsecured notes.

                           (2) Current Report on Form 8-K filed April 17, 2003 announcing the release of Sterling Bancshares' preliminary earnings report for the three months ended March 31, 2003.

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

                                         STERLING BANCSHARES, INC.
                                         -------------------------
                                               (Registrant)

DATE: August 12, 2003                    BY:   /s/ J. Downey Bridgwater
                                               ---------------------------------
                                               J. DOWNEY BRIDGWATER
                                               PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

DATE: August 12, 2003                    BY:   /s/ Stephen C. Raffaele
                                               ---------------------------------
                                               STEPHEN C. RAFFAELE
                                               EXECUTIVE VICE PRESIDENT
                                               AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

EXHIBIT  DESCRIPTION

  4.1-- Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed on April 15, 2003 (File No. 000-20750).]

  4.2-- Form of Global Certificate representing Sterling Bank's 7.375% Subordinated Notes due 2013. [Incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K filed on April 15, 2003 (File No. 000-20750).]

 10.1-- Sterling Bancshare, Inc. 2003 Stock Incentive and Compensation Plan. [Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 (File No. 333-105307).]

 10.2-- Purchase Agreement dated April 3, 2003 among Sterling Bank, Lehman Brothers Inc. and Keefe, Bruyette & Woods, Inc. [Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on April 15, 2003 (File No. 000-20750).]

   11--  Statement Regarding Computation of Earnings Per Share (included as Note
         (2) to Interim Consolidated Financial Statements on page 5 of this Quarterly Report on Form 10-Q).

*31.1-- Certification of J. Downey Bridgwater, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2-- Certification of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------
*As filed herewith.