Form 10-K/A
period 2002-12-31
STERLING BANCSHARES INC
filed 2003-11-14
CIK 891098

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                                EXPLANATORY NOTE

         The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 2002 (the "Original Form 10-K") is to restate the Company's accompanying consolidated financial statements for the fiscal year ended December 31, 2002 and to revise related disclosures in the Original Form 10-K. This restatement is described in detail in Note Z to the consolidated financial statements. On October 21, 2003, in connection with the Company's earnings release for the quarter ending September 30, 2003, we issued a press release that described our intention to restate these financial statements. The Company filed the press release as an exhibit to our Current Report on Form 8-K filed October 21, 2003.

         Subsequent to the issuance of our consolidated financial statements as of December 31, 2002 and the filing of the Original Form 10-K, we determined that the pending sales of our banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall and the financial results and condition pertaining to these offices should not have been separately reported as discontinued operations. The Company initially determined that the sales of the banking offices met the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", for presentation as discontinued operations. However, after further consideration, we have determined that the proposed sales of the banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall do not meet such requirements. Net income, basic and diluted earnings per share and shareholders' equity were not affected by such presentation. As a result, we have determined it necessary to amend the Original Form 10-K so that the financial results and condition pertaining to these four (4) South Texas banking offices are not separately reported as discontinued operations.

         This Amendment No. 1 amends and restates in its entirety Part II, Items 6, 7, 8 and 9a (previously Item 14), and Part IV, Item 15 of the Original Form 10-K. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note Z to the consolidated accompanying financial statements.

PART II

ITEM 6 -- SELECTED FINANCIAL DATA

Subsequent to the issuance of our consolidated financial statements as of December 31, 2002 and the filing of our Annual Report on Form 10-K for the year ended December 31, 2002, we restated our consolidated financial statements for the year ended December 31, 2002 so that the pending sales of our banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall and the financial results and condition pertaining to these four (4) banking offices would not be separately reported as discontinued operations. See Note Z to our consolidated financial statements for more information and a presentation of the impact of the restatement on our previously filed consolidated financial statements.

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

                                                                                   YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------
                                                              2002          2001          2000          1999          1998
                                                           ----------    ----------    ----------    ----------    ----------
                                                                        (In thousands, except for per share amounts)
SUMMARY OF INCOME:
Interest income                                            $  178,858    $  172,599    $  166,523    $  129,291    $  115,586
Interest expense                                               31,763        50,052        62,824        37,470        34,600
                                                           ----------    ----------    ----------    ----------    ----------
Net interest income                                           147,095       122,547       103,699        91,821        80,986
Provision for credit losses                                    14,018        11,684         9,668         9,236         6,275
Noninterest income                                             96,624        66,625        41,642        30,632        23,014
Noninterest expense                                           175,072       130,677        95,492        81,778        69,699
                                                           ----------    ----------    ----------    ----------    ----------
Income before income taxes                                     54,629        46,811        40,181        31,439        28,026
Provision for income taxes                                     18,078        16,410        12,641         9,803         9,116
                                                           ----------    ----------    ----------    ----------    ----------
Net income                                                 $   36,551    $   30,401    $   27,540    $   21,636    $   18,910
                                                           ==========    ==========    ==========    ==========    ==========

COMMON SHARE DATA:
Basic earnings per share                                   $     0.83    $     0.72    $     0.66    $     0.52    $     0.47
Diluted earnings per share                                 $     0.82    $     0.71    $     0.65    $     0.51    $     0.46
Cash dividends declared                                    $    0.160    $    0.147    $    0.133    $    0.120    $    0.107
Book value per share at period-end                         $     5.65    $     4.96    $     3.98    $     3.40    $     2.98
Tangible book value per share at period-end                $     4.26    $     3.70    $     3.84    $     3.25    $     2.83
Weighted average common shares                                 43,872        42,180        41,596        41,422        39,830
Weighted average common and common equivalent shares           44,756        43,044        42,212        42,218        41,276

BALANCE SHEET DATA (at period-end):
Total assets                                               $3,582,745    $2,778,090    $2,077,214    $2,060,112    $1,591,284
Loans, net of unearned discount                             2,644,862     1,928,293     1,484,990     1,261,273     1,079,657
Allowance for credit losses                                    27,621        22,927        16,862        13,998        11,352
Total securities                                              313,054       329,416       295,392       528,743       263,682
Deposits                                                    2,673,072     2,268,980     1,718,822     1,508,789     1,410,076
Other borrowed funds                                          509,590       180,298       140,364       362,332        15,333
Notes payable                                                  21,430        20,879         1,600             -         2,069
Company-obligated mandatorily redeemable trust preferred
  securities of subsidiary trust                               80,000        57,500        28,750        28,750        28,750
Shareholders' equity                                          249,327       217,369       166,825       141,070       122,040

SELECTED PERFORMANCE RATIOS:
Return on average assets                                         1.21%         1.24%         1.32%         1.26%         1.25%
Return on average shareholders' equity                          15.44%        16.58%        17.82%        16.37%        17.02%
Dividend payout ratio                                           19.24%        19.45%        19.04%        20.85%        21.71%
Net interest margin (tax equivalent)                             5.61%         5.76%         5.61%         6.05%         6.02%

ASSET QUALITY RATIOS:
Period-end nonperforming loans to total loans                    0.74%         0.74%         0.65%         0.48%         0.51%
Period-end nonperforming assets to total assets                  0.64%         0.58%         0.55%         0.37%         0.49%
Period-end allowance for credit losses to nonperforming
  loans                                                        140.54%       161.51%       175.74%       229.89%       207.53%
Period-end allowance for credit losses to total loans            1.04%         1.19%         1.14%         1.11%         1.05%
Net charge-offs to average loans                                 0.45%         0.49%         0.51%         0.59%         0.38%

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits                               92.74%        84.28%        83.34%        77.70%        74.37%
Period-end shareholders' equity to total assets                  6.96%         7.82%         8.03%         6.85%         7.67%
Average shareholders' equity to average assets                   7.83%         7.50%         7.41%         7.70%         7.36%
Period-end Tier 1 capital to risk weighted assets                8.41%         9.64%        10.51%        10.82%        11.56%
Period-end total capital to risk weighted assets                 9.29%        10.66%        11.26%        11.74%        12.45%
Period-end Tier 1 leverage ratio (Tier 1 capital to
  total average assets)                                          7.81%         8.40%         9.10%         8.21%         9.39%

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company analyzes the major elements of the Company's consolidated balance sheets and statements of income. The following "Management's Discussion and Analysis of Financial Condition and Results of Operation" reflects certain restatements to the Company's previously reported consolidated financial statements for the year ended December 31, 2002. (See "Restatement of Financial Statements" below). This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information incorporated by reference.

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

Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those factors discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Risk Factors and Cautionary Statement for Purposes of the Provisions of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" below.

RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying consolidated financial statements for the year ended December 31, 2002 have been restated so that the pending sales of our banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall and the financial results and condition pertaining to these four (4) South Texas banking offices are not separately reported as discontinued operations. The Company had previously reported the pending sales of these four (4) banking offices and their related financial results and condition as discontinued operations. The restatement no longer separately reports the four (4) banking offices and their respective financial results and condition as discontinued operations and reflects all required adjustments. Net income, basic and diluted earnings per share and shareholders' equity for the previously reported period were not affected by the restatement. This restatement is described in detail in Note Z to the consolidated financial statements.

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

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles ("GAAP"). Management uses these non-GAAP measures in their analysis of the business and its performance. In particular, net interest income and net interest margin are calculated on both a GAAP based measurement and on a fully tax-equivalent basis ("FTE"). Management believes that these measures calculated on a FTE basis provide a useful picture of net interest income and net interest margin for comparative purposes. The GAAP based measures do not take into consideration the tax-exempt status of certain income. Net interest income and net interest margin calculated on a FTE basis are determined by adjusting net interest income to reflect tax-exempt interest income on an equivalent before-tax basis. Non-GAAP information presented by other companies may not be comparable to that presented herein, since each company may define non-GAAP measures differently.

NON-GAAP PRESENTATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles ("GAAP"). Management uses these non-GAAP measures in their analysis of the business and its performance. In particular, net interest income and net interest margin as reflected in the Consolidated Yield Analysis table are calculated on both a GAAP based measurement and on a fully tax-equivalent basis ("FTE"). Management believes that these measures calculated on a FTE basis provide a useful picture of net interest income and net interest margin for comparative purposes. The GAAP based measures do not take into consideration the tax-exempt status of certain income. Net interest income and net interest margin calculated on a FTE basis are determined by adjusting net interest income to reflect tax-exempt interest income on an equivalent before-tax basis. Non-GAAP information presented by other companies may not be comparable to that presented herein, since each company may define non-GAAP measures differently.

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

Net interest income for 2002 was $147.1 million, up $24.5 million or 20.0% from $122.5 million for 2001. The growth in net interest income is primarily attributable to decreasing interest rates in 2001 and the 29.8% increase in average loans. The loan growth related to the acquisitions of ENB Bankshares, CaminoReal Bancshares and Community Bancshares was 5.1%. Since the Lone Star Bancorporation acquisition was accounted for using the "pooling of interests" accounting method, the financial data was restated to include Lone Star Bancorporation's balance sheet data and historical results of operations, and there is no loan growth separately attributable to the acquisition of Lone Star Bancorporation. The Federal Reserve Bank decreased the discount rate in the aggregate by 475 basis points in 2001 and 50 basis points in November of 2002. Consequently, the Bank's yields decreased in 2001 and 2002 as a result of the Bank lowering its prime rate in relation to the Federal Reserve decreases. While average earning assets increased 22.9%, the yield decreased 126 basis points from 8.01% in 2001 to 6.75% in 2002. As of December 31, 2002, average interest bearing liabilities were $1.8 billion, an increase of $321.4 million or 21.2% from December 31, 2001. Average interest bearing deposits increased 14.6%. The increase in average interest bearing deposits related to the acquisitions of ENB Bankshares, CaminoReal Bancshares and Community Bancshares was 7.8%. The cost of interest bearing liabilities decreased 158 basis points from 3.31% in 2001 to 1.73% in 2002. The Company's 5.55% net interest margin for 2003 decreased from the 5.69% net interest margin recorded in 2002. The Company's 5.61% tax equivalent net interest margin for 2002 decreased from the 5.76% recorded in 2001.

Net interest income for 2001 was $122.5 million, up $18.8 million or 18.2% from $103.7 million for 2000. The growth in net interest income is primarily attributable to the 27.2% increase in average loans. Average earning assets increased 15.0% from 2000 to 2001. During the latter part of 2000, the Bank deleveraged its balance sheet resulting in a decrease in average securities of 30.2% from 2000 to 2001. The yield on interest earning assets decreased 88 basis points from 8.89% in 2000 to 8.01% in 2001. Additionally during 2000, the Board of Governors of the Federal Reserve System ("Federal Reserve") increased the discount rate a total of 100 basis points whereas in 2001, the Federal Reserve decreased the discount rate 11 times for a total of 475 basis points. The cost of interest bearing liabilities decreased 133 basis points from 4.64% in 2000 to 3.31% in 2001. This decrease in rates was due to a combination of the Federal Reserve rate decreases as well as the deleveraging of the balance sheet. The Company's 5.69% net interest margin for 2002 increased from the 5.53% net interest margin recorded in 2001. For 2001, the tax equivalent net interest margin increased 15 basis points to 5.76% from 5.61% for 2000.

To provide a more in-depth analysis of net interest income, the following average balance sheets and net interest income analysis detail the contribution of interest earning assets to overall net interest income and the impact of the cost of funds:

                                                                 YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------
                                                          2002                              2001
                                          ----------------------------------   -------------------------------
                                            AVERAGE                  AVERAGE    AVERAGE                AVERAGE
                                            BALANCE       INTEREST    YIELD     BALANCE     INTEREST    YIELD
                                          -----------   -----------  -------   ----------   ---------  -------
                                                                     (In thousands)
INTEREST EARNING ASSETS:
Deposits in financial institutions        $     1,960   $       106    5.41%   $    1,235   $      79    6.40%
Federal funds sold and securities
  purchased under agreements to resell         25,326           463    1.83%       74,229       3,578    4.82%
Trading assets                                114,752         4,540    3.96%       49,352       2,787    5.65%
Securities (taxable)                          242,004        13,957    5.77%      265,064      16,667    6.29%
Securities (non-taxable)                       66,509         2,890    4.35%       70,814       3,304    4.67%
Loans held for sale (taxable) (1)             407,055        27,660    6.80%      179,627      13,459    7.49%
Loans held for investment (taxable) (1)     1,785,490       128,935    7.22%    1,510,000     132,440    8.77%
Loans held for investment (non-taxable)         5,330           307    5.76%        4,240         285    6.72%
                                          -----------   -----------    ----    ----------   ---------    ----
  Total interest earning assets             2,648,426       178,858    6.75%    2,154,561     172,599    8.01%

NONINTEREST EARNING ASSETS:
Cash and due from banks                        97,404                              88,773
Premises and equipment, net                    55,638                              53,525
Other assets                                  245,885                             169,205
Allowance for credit losses                   (25,192)                            (20,296)
                                          -----------                          ----------
  Total noninterest earning assets            373,735                             291,207
                                          -----------                          ----------
  Total assets                            $ 3,022,161                          $2,445,768
                                          ===========                          ==========

INTEREST BEARING LIABILITIES:
Demand and savings deposits               $   887,544   $     8,541    0.96%   $  784,054   $  16,915    2.16%
Certificates and other time deposits          638,048        17,479    2.74%      547,600      26,141    4.77%
Other borrowed funds                          284,965         4,946    1.74%      175,106       6,861    3.92%
Notes payable                                  20,985           797    3.80%        3,369         135    4.01%
                                          -----------   -----------    ----    ----------   ---------    ----
  Total interest bearing liabilities        1,831,542        31,763    1.73%    1,510,129      50,052    3.31%

NONINTEREST BEARING LIABILITIES:
Demand deposits                               844,401                             678,134
Other liabilities                              39,929                              21,330
                                          -----------                          ----------
  Total noninterest bearing liabilities       884,330                             699,464

Trust preferred securities                     69,620                              52,853
Shareholders' equity                          236,669                             183,322
                                          -----------                          ----------
  Total liabilities and shareholders'
    equity                                $ 3,022,161                          $2,445,768
                                          ===========                          ==========

Net interest income and margin (2)                      $   147,095    5.55%                $ 122,547    5.69%
                                                        ===========    ====                 =========    ====

Net interest income and margin
 (tax-equivalent basis) (3)                             $   148,677    5.61%                $ 124,190    5.76%
                                                        ===========    ====                 =========    ====
                                                YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                                          2000
                                          ----------------------------------
                                            AVERAGE                   AVERAGE
                                            BALANCE       INTEREST     YIELD
                                          -----------     ---------   -------
                                                      (In thousands)
INTEREST EARNING ASSETS:
Deposits in financial institutions        $     1,225     $      74    6.04%
Federal funds sold and securities
  purchased under agreements to resell         60,401         4,471    7.40%
Trading assets                                      -             -       -
Securities (taxable)                          400,815        27,214    6.79%
Securities (non-taxable)                       80,282         3,503    4.36%
Loans held for sale (taxable) (1)              84,736         7,301    8.62%
Loans held for investment (taxable) (1)     1,245,621       123,902    9.95%
Loans held for investment (non-taxable)           925            58    6.27%
                                          -----------     ---------    ----
  Total interest earning assets             1,874,005       166,523    8.89%

NONINTEREST EARNING ASSETS:
Cash and due from banks                        68,710
Premises and equipment, net                    45,892
Other assets                                  114,381
Allowance for credit losses                   (15,454)
                                          -----------
  Total noninterest earning assets            213,529
                                          -----------
  Total assets                            $ 2,087,534
                                          ===========

INTEREST BEARING LIABILITIES:
Demand and savings deposits               $   621,038     $  19,879    3.20%
Certificates and other time deposits          440,062        24,256    5.51%
Other borrowed funds                          293,556        18,653    6.35%
Notes payable                                     416            36    8.65%
                                          -----------     ---------    ----
  Total interest bearing liabilities        1,355,072        62,824    4.64%

NONINTEREST BEARING LIABILITIES:
Demand deposits                               536,351
Other liabilities                              12,772
                                          -----------
  Total noninterest bearing liabilities       549,123

Trust preferred securities                     28,750
Shareholders' equity                          154,589
                                          -----------
  Total liabilities and shareholders'
    equity                                $ 2,087,534
                                          ===========

Net interest income and margin (2)                        $ 103,699    5.53%
                                                          =========    ====

Net interest income and margin
 (tax-equivalent basis) (3)                               $ 105,133    5.61%
                                                          =========    ====

-----------------------
(1) Loan origination fees are considered adjustments to interest income. These fees aggregated $5,144,000, $2,776,000 and $2,232,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

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

The following rate/volume analysis shows the portions of the net change in interest income due to changes in volume or rate. The changes in interest income due to both rate and volume in the analysis have been allocated to the volume or rate change in proportion to the absolute amounts of the change in each (in thousands):

                                                          2002 VS. 2001                            2001 VS. 2000
                                                       INCREASE (DECREASE)                      INCREASE (DECREASE)
                                                        DUE TO CHANGES IN:                      DUE TO CHANGES IN:
                                               -----------------------------------    ------------------------------------
                                                 VOLUME       RATE         TOTAL        VOLUME       RATE         TOTAL
                                               ---------   ----------    ---------    ----------  ----------    ----------
INTEREST EARNING ASSETS:
Deposits in financial institutions             $      39   $      (12)   $      27    $        1  $        4    $        5
Federal funds sold and securities purchased
  under agreements to resell                        (894)      (2,221)      (3,115)          667      (1,560)         (893)
Trading assets                                     2,587         (834)       1,753         2,787           -         2,787
Securities (taxable)                              (1,330)      (1,380)      (2,710)       (8,536)     (2,011)      (10,547)
Securities (non-taxable)                            (187)        (227)        (414)         (442)        243          (199)
Loans held for sale (taxable)                     15,454       (1,253)      14,201         7,110        (952)        6,158
Loans held for investment (taxable)               19,894      (23,399)      (3,505)       23,188     (14,650)        8,538
Loans held for investment (non-taxable)               63          (41)          22           223           4           227
                                               ---------   ----------    ---------    ----------  ----------    ----------
Total interest income                             35,626      (29,367)       6,259        24,998     (18,922)        6,076
                                               ---------   ----------    ---------    ----------  ----------    ----------

INTEREST BEARING LIABILITIES:
Demand and savings deposits                          996       (9,370)      (8,374)        3,517      (6,481)       (2,964)
Certificates and other time deposits               2,478      (11,140)      (8,662)        5,134      (3,249)        1,885
Other borrowed funds                               1,907       (3,822)      (1,915)       (4,641)     (7,151)      (11,792)
Notes payable                                        669           (7)         662           118         (19)           99
                                               ---------   ----------    ---------    ----------  ----------    ----------
Total interest expense                             6,050      (24,339)     (18,289)        4,128     (16,900)      (12,772)
                                               ---------   ----------    ---------    ----------  ----------    ----------

Net interest income                            $  29,576   $   (5,028)   $  24,548    $   20,870  $   (2,022)   $   18,848
                                               =========   ==========    =========    ==========  ==========    ==========

NONINTEREST INCOME

The Company's noninterest income consists primarily of customer service fees, gains arising from the sale of mortgage loans and origination fees relating to mortgage loans. Noninterest income for 2002 totaled $96.6 million, an increase of $30.0 million or 45.0% over the $66.6 million in 2001. Noninterest income for 2001 totaled $66.6 million, an increase of $25.0 million or 60.0% over the $41.6 million in 2000. The following table shows the breakout of noninterest income between commercial banking and mortgage banking for 2002, 2001 and 2000 (in thousands):

                                                   2002                             2001
                                        -----------------------------   -------------------------------
                                        COMMERCIAL  MORTGAGE            COMMERCIAL  MORTGAGE
                                         BANKING    BANKING   COMBINED    BANKING   BANKING    COMBINED
                                         -------    -------   --------    -------   -------    --------
Customer service fees                    $16,893    $     -   $16,893    $14,834    $     -    $14,834
Gains on sale of mortgage loans                -     32,385    32,385          -     24,206     24,206
Origination fees                               -     23,641    23,641          -     10,392     10,392
Servicing fees                                 -      3,207     3,207          -      1,051      1,051
Bank-owned life insurance income           2,084          -     2,084      2,049          -      2,049
Debit card fees                            1,327          -     1,327        877          -        877
Gain on the sale of trading
  assets                                   1,018          -     1,018        298          -        298
Gain on the sale of
  credit card loan portfolio                   -          -         -          -          -          -
Gain on the sale of land                       -          -         -          -          -          -
Other                                      8,289      7,780    16,069      6,592      6,326     12,918
                                         -------    -------   -------    -------    -------    -------
                                         $29,611    $67,013   $96,624    $24,650    $41,975    $66,625
                                         =======    =======   =======    =======    =======    =======

                                                     2000
                                        -------------------------------
                                        COMMERCIAL  MORTGAGE
                                         BANKING    BANKING    COMBINED
                                        --------    -------    --------
Customer service fees                   $ 10,832    $     -    $10,832
Gains on sale of mortgage loans                -     11,959     11,959
Origination fees                               -      5,892      5,892
Servicing fees                                 -        426        426
Bank-owned life insurance income           1,888          -      1,888
Debit card fees                              223          -        223
Gain on the sale of trading
  assets                                       -          -          -
Gain on the sale of
  credit card loan portfolio                 237          -        237
Gain on the sale of land                     244          -        244
Other                                      6,422      3,519      9,941
                                        --------    -------    -------
                                        $ 19,846    $21,796    $41,642
                                        ========    =======    =======

COMMERCIAL BANKING SEGMENT. For 2002, noninterest income was $29.6 million, as compared to $24.7 million for 2001, an increase of $5.0 million or 20.1%. During 2002, customer service fees increased $2.1 million or

13.9%, as a result of the acquisitions of Eagle National, Community and CaminoReal and the growth in deposit transaction accounts. The increase of $720,000 from the gain on trading assets is due to the trading department being established in the second quarter of 2001. Increased debit card usage caused the debit card fees to increase $450,000. In 2002, the Bank began selling the guaranteed portion of SBA loans resulting in a premium of $312,000 being recognized in 2002. Also in 2002, the Bank began selling fixed and variable annuity products and recorded income totaling $300,000 in 2002. Additionally, the Company sold the charter for Community Bank in June 2002 for $150,000. During 2001, customer service fees increased $4.0 million or 36.9%, primarily as a result of an overall increase in average demand and savings accounts of 26.2% from volume growth in deposit accounts and the acquisition of CaminoReal Bank. Also during the latter half of 2000, the Bank introduced its debit card. Fees related to the debit cards totaled $877,000 in 2001 as compared to $223,000 in 2000. In December 2000, the Bank sold land for a gain of $244,000. Finally, during the first quarter of 2000, the Bank sold its credit card portfolio to a correspondent bank for a net gain of $237,000.

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

NONINTEREST EXPENSE

Noninterest expense for 2002 totaled $175.1 million, an increase of $44.4 million or 34.0% over the $130.7 million in 2001. Noninterest expense increased $35.2 million or 36.8% from $95.5 million in 2000 to $130.7 million in 2001.

The following table shows the breakout of noninterest expense between commercial banking and mortgage banking for 2002, 2001 and 2000 (in thousands):

                                                    2002                            2001
                                      ------------------------------   -------------------------------
                                      COMMERCIAL  MORTGAGE            COMMERCIAL  MORTGAGE
                                        BANKING   BANKING   COMBINED   BANKING    BANKING     COMBINED
                                      ----------  --------  --------  ----------  --------   ---------
Salaries and employee benefits        $   63,430  $ 26,814  $ 90,244   $ 55,115  $  13,916   $  69,031
Occupancy expenses                        15,181     8,663    23,844     13,964      4,320      18,284
Mortgage servicing rights
  amortization and impairment                  -    13,150    13,150          -      1,154       1,154
Technology                                 5,046       676     5,722      5,053        288       5,341
Professional fees                          4,205       536     4,741      2,966        237       3,203
Postage and delivery charges               2,289     1,119     3,408      2,049        528       2,577
Supplies                                   1,401     1,388     2,789      1,512        514       2,026
Net losses and carrying costs of
  real estate acquired by foreclosure        481         -       481        176          -         176
FDIC assessment                              390         -       390        470          -         470
Minority interest expense                  5,916       842     6,758      4,716      2,273       6,989
Conversion costs related to                  822         -       822      3,181          -       3,181
  acquisitions
Other                                     16,945     5,778    22,723     14,873      3,372      18,245
                                      ----------  --------  --------   --------  ---------   ---------
                                      $  116,106  $ 58,966  $175,072   $104,075  $  26,602   $ 130,677
                                      ==========  ========  ========   ========  =========   =========

                                                     2000
                                       ----------------------------
                                      COMMERCIAL  MORTGAGE
                                       BANKING    BANKING   COMBINED
                                      ----------  --------  --------
Salaries and employee benefits         $44,660   $  8,803  $ 53,463
Occupancy expenses                      10,229      3,533    13,762
Mortgage servicing rights
  amortization and impairment                -        252       252
Technology                               3,851        122     3,973
Professional fees                        2,117        246     2,363
Postage and delivery charges             1,476        325     1,801
Supplies                                 1,391        428     1,819
Net losses and carrying costs of
  real estate acquired by foreclosure      284          -       284
FDIC assessment                            316          -       316
Minority interest expense                2,668        752     3,420
Conversion costs related to
  acquisitions                               -          -         -
Other                                   11,791      2,248    14,039
                                       -------   --------  --------
                                       $78,783   $ 16,709  $ 95,492
                                       =======   ========  ========

COMMERCIAL BANKING SEGMENT. For 2002, noninterest expenses related to commercial banking were $116.1 million, as compared to $104.1 million for 2001, an increase of $12.0 million or 11.6%. Salaries and employee benefits in the commercial banking segment for 2002 totaled $63.4 million, an increase of $8.3 million or 15.1% over $55.1 million for 2001. Increased salaries and employee benefits expenses related to the acquisitions of Eagle National, Community and CaminoReal offices since acquisition were $2.3 million. Also salaries increased due to the new banking office opened in San Antonio in June 2002, the new energy lending division established during the first quarter of 2002 and the trading department established in the second quarter of 2001. Salaries and employee benefits expenses in the commercial banking segment for 2001 totaled $55.1 million, an increase of $10.5 million or 23.4% over $44.7 million for 2000. Increased salaries and employee benefits expenses related to the acquisition of the CaminoReal Bank offices since acquisition were $4.0 million. The increase is also attributable to the hiring of personnel for two de novo offices (Dallas and Deer Park) as well as new central departments such as internet banking, document imaging and community affairs. Additionally, medical insurance expense increased $1.2 million during 2001.

Professional fees relating to commercial banking in 2002 totaled $4.2 million, an increase of $1.2 million or 41.8% from $3.0 million in 2001. This increase is the primarily due to $906,000 of computer software consulting fees related to the trustee deposits held by the Bank. Additionally the Company incurred expenses of $109,000 in the second quarter of 2002 related to its 401(k) plan conversion.

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

Other expenses in the commercial banking segment totaled $16.9 million in 2002, an increase of $2.1 million or 13.9%, from $14.9 million in 2001. Due to the adoption of SFAS 142, amortization of the goodwill presently on the Company's books was terminated January 1, 2002. Amortization of goodwill expensed in 2001 was $767,000. The Company incurred $1.4 million in noncash charges related to the early redemption of its trust preferred securities in November 2002. Amortization in 2002 of the core deposit intangible related to the acquisition of Community Bank and Eagle National Bank was $426,000. Other expenses in the commercial banking segment totaled $14.9 million in 2001, an increase of $3.1 million or 26.1%, from $11.8 million in 2000. The increase in goodwill amortization recorded in 2001 related to the CaminoReal Bancshares acquisition was $583,000. Also, charges related to the new debit card program increased $252,000 from 2000.

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

FINANCIAL CONDITION

LOANS HELD FOR INVESTMENT

At December 31, 2002, loans held for investment totaled $1.9 billion, an increase of $276.8 million or 16.6% over loans at December 31, 2001 of $1.7 billion. Loans acquired as a result of the acquisition of Eagle National in September 2002 totaled $64.4 million.

At December 31, 2002, loans held for investment were 72.7% of deposits and 54.2% of total assets. At December 31, 2001, loans held for investment were 73.5% of deposits and 60.0% of total assets.

The following table summarizes the loan portfolio of the Bank by type of loan as of December 31 of the year indicated, excluding loans held for sale (in thousands):

                             2002 (RESTATED)            2001                 2000                 1999                1998
                           ------------------    ------------------   ------------------   ------------------  -----------------
                             AMOUNT       %        AMOUNT       %        AMOUNT      %        AMOUNT      %      AMOUNT      %
                           -----------  -----    -----------  -----   -----------  -----   -----------  -----  ---------   -----
Commercial, financial
 and industrial:
  US addressees            $   585,685   30.1%   $   506,272   30.4%  $   472,392   35.1%  $   436,518   36.7% $ 357,872    36.0%
  Non-US addressees              7,207    0.4%         7,594    0.5%        4,807    0.4%        5,917    0.5%     4,047     0.4%
Real estate mortgage:
  Commercial                   626,132   32.2%       530,076   31.8%      449,007   33.4%      360,092   30.2%   273,067    27.4%
  Residential                  201,238   10.4%       186,527   11.2%      155,796   11.5%      141,661   11.9%   122,252    12.3%
Real estate construction       371,207   19.1%       282,304   16.9%      134,482   10.0%      115,761    9.7%   114,502    11.5%
Consumer                       152,092    7.8%       154,015    9.2%      129,358    9.6%      130,920   11.0%   123,057    12.4%
                           -----------  -----    -----------  -----   -----------  -----   -----------  -----  ---------   -----
                           $ 1,943,561  100.0%   $ 1,666,788  100.0%  $ 1,345,842  100.0%  $ 1,190,869  100.0% $ 994,797   100.0%
                           ===========  =====    ===========  =====   ===========  =====   ===========  =====  =========   =====

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

Loan maturities and rate sensitivity of the loan portfolio, excluding real estate - mortgage, consumer and foreign loans and unearned discount at December 31, 2002 are as follows (in thousands):

                                                           DUE AFTER
                                                           ONE YEAR
                                           DUE IN ONE    THROUGH FIVE    DUE AFTER
                                          YEAR OR LESS      YEARS        FIVE YEARS        TOTAL
                                         --------------  ------------    -----------    -------------
Commercial, financial and industrial     $      461,888  $    122,367    $     4,054    $     588,309
Real estate - commercial                        374,434       230,263         22,900          627,597
Real estate - construction                      295,166        68,945          6,249          370,360
Foreign loans                                     6,835         1,094          1,721            9,650
                                         --------------  ------------    -----------    -------------
Total loans                              $    1,138,323  $    422,669    $    34,924    $   1,595,916
                                         ==============  ============    ===========    =============

Loans with a fixed interest rate         $      130,683  $    418,037    $    34,924    $     583,644
Loans with a floating interest rate           1,007,640         4,632              -        1,012,272
                                         --------------  ------------    -----------    -------------
Total loans                              $    1,138,323  $    422,669    $    34,924    $   1,595,916
                                         ==============  ============    ===========    =============

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

The following table presents information regarding non-performing loans and assets as of December 31, 2002, 2001, 2000, 1999, and 1998 (in thousands):

                                                   2002            2001             2000          1999           1998
                                               -------------   -------------    -----------   ------------   ------------
Nonaccrual loans                               $      19,654   $      14,179    $     8,297   $      5,871   $      5,158
Restructured loans                                         -              16          1,298            218            312
                                               -------------   -------------    -----------   ------------   ------------
Total nonperforming loans                             19,654          14,195          9,595          6,089          5,470
Real estate acquired by foreclosure                    3,358           1,837          1,702          1,323          1,969
Other repossessed assets                                  66             127            192            264            356
                                               -------------   -------------    -----------   ------------   ------------
Total nonperforming assets                     $      23,078   $      16,159    $    11,489   $      7,676   $      7,795
                                               =============   =============    ===========   ============   ============


Nonperforming loans to total loans                      0.74%           0.74%          0.65%          0.48%          0.51%
Nonperforming assets to total assets                    0.64%           0.58%          0.55%          0.37%          0.49%

Potential problem loans                        $      62,189   $      51,456    $    38,753   $     25,565   $     21,983
                                               =============   =============    ===========   ============   ============

Accruing loans past due 90 days or more        $         984   $       1,360            626            351            824
                                               =============   =============    ===========   ============   ============
Total loans                                    $   2,644,862   $   1,928,293    $ 1,484,990   $  1,261,273   $  1,079,657
                                               =============   =============    ===========   ============   ============
Total assets                                   $   3,582,745   $   2,778,090    $ 2,077,214   $  2,060,112   $  1,591,284
                                               =============   =============    ===========   ============   ============

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

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data (in thousands):

                                                                         YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------
                                                   2002            2001            2000           1999           1998
                                               -------------   -------------    -----------   ------------   ------------
Average loans outstanding                      $   2,197,875   $   1,693,867    $ 1,331,282   $  1,122,834   $    991,769
                                               =============   =============    ===========   ============   ============
Loans outstanding at period-end                $   2,644,862   $   1,928,293    $ 1,484,990   $  1,261,273   $  1,079,657
                                               =============   =============    ===========   ============   ============

Allowance for credit losses at January 1       $      22,927   $      16,862    $    13,998   $     11,352   $      8,820

Charge-offs:
   Commercial, financial, and industrial               7,384           6,969          7,061          5,485          2,723
   Real estate, mortgage and construction              3,198           1,057            643            162            510
   Consumer                                            1,122           1,797             63          1,925          1,134
                                               -------------   -------------    -----------   ------------   ------------
      Total charge-offs                               11,704           9,823          7,767          7,572          4,367
Recoveries:
   Commercial, financial, and industrial               1,400             871            861            750            229
   Real estate, mortgage and construction                 79             111             33             42            120
   Consumer                                              245             464             69            190            275
                                               -------------   -------------    -----------   ------------   ------------
      Total recoveries                                 1,724           1,446            963            982            624
                                               -------------   -------------    -----------   ------------   ------------
Net charge-offs                                        9,980           8,377          6,804          6,590          3,743

Acquired allowance for credit losses                     656           2,758              -              -              -
Provision for credit losses                           14,018          11,684          9,668          9,236          6,275
                                               -------------   -------------    -----------   ------------   ------------
Allowance for credit losses at December 31     $      27,621   $      22,927    $    16,862   $     13,998   $     11,352
                                               =============   =============    ===========   ============   ============
Ratios:
   Allowance to average loans                           1.26%           1.35%          1.27%          1.25%          1.14%
   Allowance to period end loans                        1.04%           1.19%          1.14%          1.11%          1.05%
   Net charge-offs to average loans                     0.45%           0.49%          0.51%          0.59%          0.38%
   Allowance to period-end nonperforming loans        140.54%         161.51%        175.74%        229.89%        207.53%

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

                                                                 YEAR ENDED DECEMBER 31,
                                                                     (IN THOUSANDS)
                           --------------------------------------------------------------------------------------------------------
                                  2002                 2001                 2000                  1999                 1998
                           -------------------  -------------------  -------------------   -------------------  -------------------
                                       % OF                 % OF                 % OF                  % OF                  % OF
                                     CATEGORY             CATEGORY             CATEGORY              CATEGORY             CATEGORY
                                     TO LOANS             TO LOANS             TO LOANS              TO LOANS             TO LOANS
                                     HELD FOR             HELD FOR             HELD FOR              HELD FOR             HELD FOR
                            AMOUNT  INVESTMENT   AMOUNT  INVESTMENT   AMOUNT  INVESTMENT   AMOUNT   INVESTMENT   AMOUNT  INVESTMENT
                           -------  ----------  -------  ----------  -------  ----------   ------   ----------  -------  ----------
Balance of allowance
  for credit losses at end
  of period applicable to:

Commercial, financial
  and industrial           $ 9,188      30%     $ 8,361       31%    $ 7,521       35%    $ 5,461        37%    $ 3,548      37%
Real estate, mortgage
  and construction           8,111      62%       5,538       60%      3,348       55%      3,014        52%      1,712      51%
Consumer                     1,323       8%         868        9%      1,073       10%        909        11%        770      12%
Unallocated                  8,999     N/A        8,160      N/A       4,920      N/A       4,614       N/A       5,322     N/A
                           ---------------      ----------------     ----------------     -----------------     ---------------
                           $27,621     100%     $22,927      100%    $16,862      100%    $13,998       100%    $11,352     100%
                           ===============      ================     ================     =================     ===============

SECURITIES

The following table summarizes the book value of securities held by the Bank as of the dates shown. See Note D to the Company's consolidated financial statements for information relating to fair values and details of held-to-maturity and available-for-sale securities portfolios.

                                                                   YEAR ENDED DECEMBER 31,
                                                                        (IN THOUSANDS)
                                            ---------------------------------------------------------------------
                                              2002          %          2001          %          2000          %
                                            --------      -----      --------      -----      --------      -----
U.S. Treasury securities and
  obligations of U.S. government
  agencies                                  $ 39,388       12.6%     $ 28,937        8.8%     $ 36,120       12.2%
Obligations of states and political
  subdivisions                                60,823       19.4%       74,985       22.8%       79,065       26.8%
Mortgage-backed securities and
  collateralized mortgage obligations        189,560       60.6%      220,355       66.9%      180,207       61.0%
Other securities                              23,283        7.4%        5,139        1.5%            -          -
                                            ---------------------------------------------------------------------
                                            $313,054      100.0%     $329,416      100.0%     $295,392      100.0%
                                            =====================================================================

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

                                 DUE < 1 YEAR           DUE 1-5 YEARS         DUE 5-10 YEARS         DUE > 10 YEARS
                             -------------------    --------------------   -------------------    -------------------
                              AMOUNT       YIELD     AMOUNT        YIELD    AMOUNT       YIELD     AMOUNT       YIELD     TOTAL
                             --------      -----    --------       -----   --------      -----    --------      -----    --------
Obligations of
 U.S. government
 agencies                    $ 16,329       4.31%   $ 23,059        3.81%  $      -          -    $      -          -    $ 39,388
Obligations of
 states and political
 subdivisions                  19,577       6.05%     24,747        6.69%    16,440       6.72%         59       8.50%     60,823
Mortgage-backed
 securities and
 collateralized
 mortgage obligations             892       5.16%      6,020        4.67%     9,383       7.28%    173,265       4.87%    189,560
Other securities               23,283       4.71%          -           -          -          -           -          -      23,283
                             --------       ----    --------       -----   --------       ----    --------       ----    --------
                             $ 60,081       5.04%   $ 53,826       5.23%   $ 25,823       6.92%   $173,324       4.87%   $313,054
                             ========       ====    ========       =====   ========       ====    ========       ====    ========

DEPOSITS

The Bank's investing activities and loans held for investment are funded primarily by core deposits, approximately 82.6% of which are total deposits excluding time deposits over $100,000. Noninterest bearing deposits at December 31, 2002 were $1.02 billion as compared to $797.9 million at December 31, 2001, an increase of $219.0 million or 27.4% of which $11.8 million related to the acquisition of Eagle National Bank. Approximately 38.0% of deposits from at December 31, 2002 were noninterest bearing.

The Bank's average total deposits for 2002 were $2.4 billion, which is $360.2 million or 17.9% over average total deposits during 2001 of $2.0 billion. The increase in the Bank's average total deposits is primarily attributable to the acquisition of Community Bancshares in December 2001 and ENB Bankshares in September 2002. Deposits acquired with Community Bankshares and ENB Bankshares totaled $114.2 million and $58.0 million, respectively. Deposit growth continues to be concentrated primarily in core deposits, consisting of all deposits other than retail and public fund certificates of deposit in excess of $100,000. The Bank's average total deposits for 2001 were $2.0 billion, which is $412.3 million or 25.8% over average total deposits during 2000 of $1.6 billion. A portion of the increase in the Bank's average total deposits is attributable to acquisitions. Deposits acquired in 2001 with CaminoReal Bancshares and Community Bancshares totaled $248.8 million and $114.2 million, respectively. The Bank began accepting brokered certificates of deposit in 2002. Average brokered certificates of deposit totaled $34.9 million in 2002.

The average balances and weighted average rates paid on deposits for each of the years ended December 31, 2002, 2001, and 2000 are presented below (in thousands):

                                                       2002 (RESTATED)                2001                      2000
                                                  ------------------------   ---------------------      --------------------
                                                    AVERAGE        AVERAGE      AVERAGE    AVERAGE        AVERAGE    AVERAGE
                                                    BALANCE          RATE       BALANCE      RATE         BALANCE      RATE
                                                  -----------      -------   ------------  -------      -----------  -------
Noninterest bearing demand deposits               $   844,401                $    678,134               $   536,351
Interest bearing demand and savings deposits          887,544        0.96%        784,054    2.16%          621,038    3.20%
Time deposits                                         638,048        2.74%        547,600    4.77%          440,062    5.51%
                                                  -----------        ----    ------------    ----       -----------    ----
                                                  $ 2,369,993        1.71%   $  2,009,788    3.23%      $ 1,597,451    4.16%
                                                  ===========        ====    ============    ====       ===========    ====

The Bank's time deposits of $100,000 or more have consistently shown a pattern of renewal similar to that for deposits of less than $100,000. The remaining maturities of certificates of deposits of $100,000 or more as of December 31, 2002 are summarized as follows (in thousands):

                                           2002
                                       -----------
                                        (Restated)
Three months or less                   $   239,661
Over three through six months              103,832
Over six through twelve months              81,420
Thereafter                                  52,024
                                       -----------
                                       $   476,937
                                       ===========

OTHER BORROWED FUNDS

Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. Additionally, the Bank has available borrowing facilities through the Federal Home Loan Bank and numerous correspondent banking relationships.

NOTES PAYABLE

The Company has entered into a Credit Agreement with Wells Fargo Bank Minnesota, National Association ("Wells Fargo") dated February 2, 2002, as amended by the First Amendment to Credit Agreement dated February 2, 2003 between the Company and Wells Fargo Bank, National Association, successor by assignment to Wells Fargo Bank Minnesota, National Association (as amended, the "Credit Agreement"). Pursuant to the Credit Agreement, the Company has borrowed $20 million which is evidenced by the Term Note dated February 2, 2003. The Term Note bears interest at a rate per annum of 1.95% above the federal funds rate in effect from time to time. The federal funds rate is a fluctuating interest rate per annum set daily by Wells Fargo as the rate at which funds are offered to Wells Fargo by federal funds brokers. The indebtedness evidenced by the Term Note is repayable in quarterly installments with a final maturity date of February 1, 2006. The Credit Agreement requires the Company and the Bank to maintain certain financial ratios and includes other restrictive covenants. Included within these financial covenants is a covenant requiring the Bank to maintain its categorization as "well capitalized." At December 31, 2002, the most recent report filed by the Bank categorized it as "adequately capitalized" under applicable regulatory requirements. Wells Fargo has provided to the Company a written waiver with respect this financial covenant which is effective through March 31, 2003.

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

While this asset sensitivity may compress net interest income in the short-term or if the current interest rate environment continues for an extended period of time, the Company believes this asset sensitive is justified because current rates are well below historical averages and, consequently, there is a greater possibility over time of higher interest rates versus lower interest rates. However, if interest rates remain stable or decrease, the Company could continue to experience an increase in prepayments of commercial loans, mortgage-backed securities and, with respect to SCMC, mortgage servicing rights and may experience further compression of net interest margin or net interest income.

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

The following table sets forth the expected maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities as of December 31, 2002:

                                                 0-90         90-365         1-3            3-5          OVER
                                                 DAYS          DAYS         YEARS          YEARS        5 YEARS       TOTAL
                                             -----------    ----------    ----------    ----------    ----------    ----------
                                                          (In thousands, except for data expressed in percentages)
INTEREST EARNING ASSETS:
Cash and cash equivalents                    $     6,037    $        -    $        -    $        -    $        -    $    6,037
Deposits in other financial institutions             217            99           697            99           190         1,302
Trading assets                                   142,803             -             -             -             -       142,803
Securities                                        54,687        74,054        68,872        45,180        70,261       313,054
Loans                                          1,833,471       143,406       297,118       302,847        68,020     2,644,862
                                             -----------    ----------    ----------    ----------    ----------    ----------
  Total interest earning assets                2,037,215       217,559       366,687       348,126       138,471     3,108,058

INTEREST BEARING LIABILITIES:
Demand and savings deposits                      919,477             -             -             -             -       919,477
Certificates of deposit and
  other time deposits                            336,810       214,295       122,119        63,553             -       736,777
Other borrowed funds                             509,590             -             -             -             -       509,590
Notes payable                                     21,070             -           360             -             -        21,430
                                             -----------    ----------    ----------    ----------    ----------    ----------
  Total interest bearing liabilities           1,786,947       214,295       122,479        63,553             -     2,187,274
                                             -----------    ----------    ----------    ----------    ----------    ----------

Period GAP                                   $   250,268    $    3,264    $  244,208    $  284,573    $  138,471    $  920,784
                                             ===========    ==========    ==========    ==========    ==========    ==========

Cumulative GAP                               $   250,268    $  253,532    $  497,740    $  782,313    $  920,784
                                             ===========    ==========    ==========    ==========    ==========

Period GAP to total assets                          6.99%         0.09%         6.82%         7.94%         3.86%
                                             ===========    ==========    ==========    ==========    ==========
Cumulative GAP to total assets                      6.99%         7.08%        13.89%        21.84%        25.70%
                                             ===========    ==========    ==========    ==========    ==========

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company's future cash payments associated with its contractual obligations pursuant to its notes payable, trust preferred securities and operating leases are as follows (in thousands):

                                   LESS THAN       1-3           3-5           OVER
                                   ONE YEAR       YEARS         YEARS         5 YEARS        TOTAL
                                   ---------     --------      --------      --------      --------
Operating leases                   $  3,702      $  5,827      $  2,938      $  5,708      $ 18,175
Notes payable                        21,070           360             -             -        21,430
Trust preferred securities                -             -             -        80,000        80,000
                                   --------      --------      --------      --------      --------
  Total                            $ 24,772      $  6,187      $  2,938      $ 85,708      $119,605
                                   ========      ========      ========      ========      ========

The Company's commitments associated with commitments to extend credit, outstanding letters of credit and mortgages sold with recourse as of December 31, 2002 are summarized below (in thousands). Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Note S to the consolidated financial statements for additional discussion of financial instruments with off-balance sheet risk.

                                  LESS THAN          1-3             3-5            OVER
                                   ONE YEAR         YEARS           YEARS          5 YEARS           TOTAL
                                  ----------      ----------      ----------      ----------      ----------
Commitments to extend credit      $  310,975      $   55,439      $   69,383      $   29,605      $  465,402
Standby letters of credit             15,876           1,912             375             133          18,296
Mortgages sold with recourse         851,061               -               -               -         851,061
                                  ----------      ----------      ----------      ----------      ----------
  Total                           $1,177,912      $   57,351      $   69,758      $   29,738      $1,334,759
                                  ==========      ==========      ==========      ==========      ==========

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

Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted assets. The total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as well as the minimum capital amounts and ratios for the Company as of December 31, 2002 are as follows (in thousands):

                                                                                FOR CAPITAL
                                                         ACTUAL              ADEQUACY PURPOSES
                                                  ---------------------     --------------------
                                                    AMOUNT        RATIO       AMOUNT       RATIO
                                                  ----------      -----     ----------     -----
Total Capital (to Risk Weighted Assets)           $  292,010      9.29%     $  251,521      8.0%
Tier 1 Capital (to Risk Weighted Assets)             264,387      8.41%        125,761      4.0%
Tier 1 Capital (to Average Assets)                   264,387      7.81%        135,358      4.0%

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page 28 and the consolidated financial statements which begin on page 30 of this Form 10-K/A.

ITEM 9A -- CONTROLS AND PROCEDURES.

Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2002, the Chief Executive Officer and Chief Financial Officer of the Company have each concluded that as of the evaluation date, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting during the quarter ending December 31, 2002 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART -- IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of this report:

     (1) Financial Statements. The following financial statements of Sterling Bancshares, Inc. have been restated and are filed as part of this Form 10-K/A:

             INDEPENDENT AUDITORS' REPORT
             CONSOLIDATED FINANCIAL STATEMENTS:
                 Balance Sheets (Restated)
                 Statements of Income (Restated)
                 Statements of Shareholders' Equity
                 Statements of Cash Flows (Restated)
                 Notes to Consolidated Financial Statements (Restated)

(a)(2) No financial statement schedules are required to be filed as a part of this report.

(a)(3)   See Item 15(c) below.

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

2.5 Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company's Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]

2.6 Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company's Annual Report on Form 10-K (File No. 000-20750).]

2.7 Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]

2.8 Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company's Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

2.9** Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo.

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

4.5      Indenture dated August 30, 2002. [Incorporated by reference to Exhibit
         4.4 of the Company's Report on Form 8-K filed on September 12 ,2002 (File No. 000-20750).]

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

10.1*** 1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2 1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3*** 1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4*** 1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (File No. 333-16719).]

10.5 Credit Agreement dated February 2, 2002 made by and between the Company and Wells Fargo Bank Minnesota, National Association regarding a line of credit in the amount of $20,000,000. [Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-207501).]

10.6** First Amendment to Credit Agreement dated February 2, 2003 made by and between the Company and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000.

10.7*** Employment Agreement between Sterling Bancshares, Inc. and George Martinez executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.8*** Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company's Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.9*** Incentive Compensation Agreement between Sterling Bancshares, Inc. and Eugene S. Putnam effective as of January 1, 2002. [Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q filed on May 13, 2002 (File No. 000-207500).]

21**     Subsidiaries of the Company.

23.1*    Consent of Deloitte & Touche LLP, Independent Auditors

31.1* Certification of J. Downey Bridgwater, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* As filed herewith.

** As previously filed.

*** Management Compensation Agreement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           STERLING BANCSHARES, INC.

                                           by  /s/ J. Downey Bridgwater
                                              ----------------------------------
DATE: November 13, 2003                    J. Downey Bridgwater,
                                           Chief Executive Officer and President

STERLING BANCSHARES, INC.

TABLE OF CONTENTS

The following consolidated financial statements of Sterling Bancshares, Inc. have been restated as described in Note Z included in these consolidated financial statements.

                                                          PAGE
INDEPENDENT AUDITORS' REPORT                               29

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets (Restated)                               30

   Statements of Income (Restated)                         31

   Statements of Shareholders' Equity                      32

   Statements of Cash Flows (Restated)                     34

   Notes to Consolidated Financial Statements (Restated)   35

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

As discussed in Note Z, the accompanying consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP
Houston, Texas
March 10, 2003 (November 4, 2003 as to Note Z)

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     2002            2001
                                                                                                 ------------    ------------
                                                                                                 (AS RESTATED)   (AS RESTATED)
                                                                                                  (See Note Z)    (See Note Z)
ASSETS
Cash and cash equivalents  (Note C)                                                              $    147,000    $    148,295
Interest-bearing deposits in financial institutions                                                     1,302           2,114
Securities purchased with an agreement to resell                                                            -          12,313
Trading assets                                                                                        142,803         118,511
Available-for-sale securities, at fair value (Note D)                                                 251,165         251,008
Held-to-maturity securities, at amortized cost (Note D)                                                61,889          78,408
Loans held for sale (Note E)                                                                          701,301         261,505
Loans held for investment (Notes E and F)                                                           1,943,561       1,666,788
Allowance for credit losses (Note G)                                                                  (27,621)        (22,927)
                                                                                                 ------------    ------------
    Loans, net                                                                                      1,915,940       1,643,861

Accrued interest receivable                                                                            15,800          11,593
Real estate acquired by foreclosure                                                                     3,358           1,837
Premises and equipment, net (Note H)                                                                   56,704          54,175
Goodwill, net (Note I)                                                                                 61,284          54,812
Mortgage servicing rights (Note I)                                                                     26,467          19,592
Other assets                                                                                          197,732         120,066
                                                                                                 ------------    ------------
TOTAL ASSETS                                                                                     $  3,582,745    $  2,778,090
                                                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Demand deposits:
      Noninterest-bearing                                                                        $  1,016,818    $    797,850
      Interest-bearing                                                                                919,477         879,542
    Certificates of deposit and other time deposits (Note J)                                          736,777         591,588
                                                                                                 ------------    ------------
      Total deposits                                                                                2,673,072       2,268,980
    Other borrowed funds (Note K)                                                                     509,590         180,298
    Notes payable (Note L)                                                                             21,430          20,879
    Accrued interest payable and other liabilities                                                     44,252          28,832
                                                                                                 ------------    ------------
      Total liabilities                                                                             3,248,344       2,498,989

COMMITMENTS AND CONTINGENCIES (Notes R and S)

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED
    SECURITIES (Note M)                                                                                80,000          57,500

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                                                  5,074           4,232

SHAREHOLDERS' EQUITY (Notes O, P and T):
    Convertible Preferred stock, $1 par value; 1,000,000 shares authorized, 59,000 and 39,000
      issued and outstanding at December 31, 2002 and 2001, respectively                                   59              39
    Common stock, $1 par value; 100,000,000 shares authorized, 43,982,677
      and 43,769,664 issued and outstanding at December 31, 2002 and 2001, respectively                43,983          43,770
    Capital surplus                                                                                    44,633          42,526
    Retained earnings                                                                                 156,664         127,144
    Accumulated other comprehensive income--net unrealized gain on available-for-sale
      securities, net of tax                                                                            3,988           3,890
                                                                                                 ------------    ------------
      Total shareholders' equity                                                                      249,327         217,369
                                                                                                 ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $  3,582,745    $  2,778,090
                                                                                                 ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                         2002            2001       2000
                                                                     -------------     --------   --------
                                                                     (AS RESTATED)   (AS RESTATED)
                                                                      (See Note Z)    (See Note Z)
Interest income:
     Loans, including fees                                             $156,902        $146,184   $131,261
     Securities:
       Taxable                                                           13,957          16,667     27,214
       Non-taxable                                                        2,890           3,304      3,503
     Trading assets                                                       4,540           2,787          -
     Federal funds sold and securities purchased under agreements
       to resell                                                            463           3,578      4,471
     Deposits in financial institutions                                     106              79         74
                                                                       --------        --------   --------
       Total interest income                                            178,858         172,599    166,523
                                                                       --------        --------   --------
Interest expense:
     Demand and savings deposits                                          8,541          16,915     19,879
     Certificates and other time deposits                                17,479          26,141     24,256
     Other borrowed funds                                                 4,946           6,861     18,653
     Notes payable                                                          797             135         36
                                                                       --------        --------   --------
       Total interest expense                                            31,763          50,052     62,824
                                                                       --------        --------   --------
Net interest income                                                     147,095         122,547    103,699
Provision for credit losses (Note G)                                     14,018          11,684      9,668
                                                                       --------        --------   --------
Net interest income after provision for credit losses                   133,077         110,863     94,031
                                                                       --------        --------   --------
Noninterest income:
     Customer service fees                                               16,893          14,834     10,832
     Gain on sale of mortgage loans                                      32,385          24,206     11,959
     Other                                                               47,346          27,585     18,851
                                                                       --------        --------   --------
       Total noninterest income                                          96,624          66,625     41,642
                                                                       --------        --------   --------
Noninterest expense:
     Salaries and employee benefits (Note O)                             90,244          69,031     53,463
     Occupancy expense                                                   23,844          18,284     13,762
     Technology                                                           5,722           5,341      3,973
     Minority interest expense:
       Company-obligated mandatorily redeemable trust preferred
          securities of subsidiary trust (Note N)                         5,916           4,716      2,668
       Sterling Capital Mortgage Company                                    842           2,273        752
     Conversion costs related to acquisitions                               822           3,181          -
     Other                                                               47,682          27,851     20,874
                                                                       --------        --------   --------
       Total noninterest expense                                        175,072         130,677     95,492
                                                                       --------        --------   --------
     Income before income taxes                                          54,629          46,811     40,181
     Provision for income taxes (Note N)                                 18,078          16,410     12,641
                                                                       --------        --------   --------
      Net Income                                                       $ 36,551        $ 30,401   $ 27,540
                                                                       ========        ========   ========
Earnings per share (Note Q):
     Basic                                                             $   0.83        $   0.72   $   0.66
                                                                       ========        ========   ========
     Diluted                                                           $   0.82        $   0.71   $   0.65
                                                                       ========        ========   ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS)

                                                        CONVERTIBLE
                                                      PREFERRED STOCK        COMMON STOCK
                                                     -----------------     ----------------
                                                     SHARES    AMOUNT      SHARES   AMOUNT
                                                     ------    -------     ------   -------
BALANCE AT JANUARY 1, 2000                              353    $   353     41,025   $41,025
    Net income
    Net change in unrealized gain (loss) on
     available-for-sale securities, net of tax
         Total comprehensive income
    Issuance of common stock (Note P)                                         235       235
    Sale of preferred stock                              39         39
    Conversion of preferred stock to common stock      (341)      (341)       536       536
    Cash dividends paid
    Purchase of treasury stock                                                (68)      (68)
    Transfer to capital surplus
                                                        ---    -------     ------   -------
BALANCE AT DECEMBER 31, 2000                             51         51     41,728    41,728
    Net income
    Net change in unrealized gain (loss) on
     available-for-sale securities, net of tax
         Total comprehensive income
    Issuance of common stock (Note P)                                         581       581
    Issuance of common stock for Community Bank                             1,444     1,444
    Conversion of preferred stock to common stock       (12)       (12)        17        17
    Cash dividends paid
                                                        ---    -------     ------   -------
BALANCE AT DECEMBER 31, 2001                             39         39     43,770    43,770
    Net income
    Net change in unrealized gain on
     available-for-sale securities, net of tax
         Total comprehensive income
    Issuance of common stock (Note P)                                         213       213
    Issuance of preferred stock                          20         20
    Cash dividends paid
                                                        ---    -------     ------   -------
BALANCE AT DECEMBER 31, 2002                             59    $    59     43,983   $43,983
                                                        ===    =======     ======   =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ACCUMULATED OTHER
                      COMPREHENSIVE INCOME-
                      NET UNREALIZED GAIN
                      (LOSS) ON AVAILABLE-
                              FOR-
CAPITAL   RETAINED       SALE SECURITIES,      TOTAL SHAREHOLDERS'
SURPLUS   EARNINGS          NET OF TAX               EQUITY
-------   --------    --------------------     -------------------
$19,699   $ 81,355         $ (1,362)              $    141,070
            27,540                                      27,540

                              2,399                      2,399
                                                  ------------
                                                        29,939
                                                  ------------
  1,051                                                  1,286
    346                                                    385
   (195)                                                     -
            (5,243)                                     (5,243)
   (544)                                                  (612)
  1,000     (1,000)                                          -
-------   --------         --------               ------------
 21,357    102,652            1,037                    166,825

            30,401                                      30,401

                              2,853                      2,853
                                                  ------------
                                                        33,254
                                                  ------------
  3,170                                                  3,751
 18,004                                                 19,448
     (5)                                                     -
            (5,909)                                     (5,909)
-------    -------         --------               ------------
 42,526    127,144            3,890                    217,369

            36,551                                      36,551

                                 98                         98
                                                  ------------
                                                        36,649
                                                  ------------
  1,885                                                  2,098
    222                                                    242
            (7,031)                                     (7,031)
-------   --------         --------               ------------
$44,633   $156,664         $  3,988               $    249,327
=======   ========         ========               ============

STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS)

                                                                                             2002           2001         2000
                                                                                         -------------    ---------    ---------
                                                                                         (AS RESTATED)   (AS RESTATED)
                                                                                          (See Note Z)    (See Note Z)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                           $  36,551      $  30,401    $  27,540
      Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
          Amortization and accretion of premiums and discounts on securities, net              2,529            479          333
          Provision for credit losses                                                         14,018         11,684        9,668
          Deferred income tax expense                                                           (560)         9,128         (370)
          Gain on sale of assets                                                             (33,615)       (24,540)     (12,020)
          Depreciation and amortization                                                       10,529          9,806        7,713
          Write-down of real estate acquired by foreclosure                                      594             94          254
          Net loans originated or purchased for sale or resale                              (407,411)       (98,151)     (56,785)
          Purchases of trading assets                                                       (529,176)      (336,019)           -
          Proceeds from sale of trading assets                                               498,366        216,705            -
          Capitalized mortgage servicing rights                                              (20,025)       (19,839)        (678)
          Amortization of mortgage servicing rights                                           13,150          1,154          252
          Increase in accrued interest receivable and other assets                           (79,606)       (36,836)      (6,148)
          Increase in accrued interest payable and other liabilities                          16,029          8,686        1,682
                                                                                           ---------      ---------    ---------
            Net cash used in operating activities                                           (478,627)      (227,248)     (28,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease in securities purchased under agreements to resell                             12,313         25,550        2,971
      Proceeds from maturities and principal paydowns of held-to-maturity securities          16,306         12,275       18,831
      Proceeds from sale of available-for-sale securities                                      6,477         87,144      158,374
      Proceeds from maturities and principal paydowns of available-for-sale securities       131,761         88,125       77,287
      Purchases of available-for-sale securities                                            (140,361)      (105,249)     (14,195)
      Proceeds from maturities and principal paydowns of trading securities                    7,537          1,101            -
      Net increase in loans                                                                 (225,722)       (99,121)    (162,970)
      Purchase of Bank Owned Life Insurance                                                   (2,084)        (2,049)      (5,988)
      Proceeds from sale of real estate acquired by foreclosure                                2,969          1,881          605
      Net decrease in interest-bearing deposits in financial institutions                        812            396        1,189
      Purchase of CaminoReal Bancshares, Inc.                                                      -        (51,813)           -
      Cash and cash equivalents acquired with CaminoReal Bancshares, Inc.                          -         33,390            -
      Purchase of Community Bancshares, Inc.                                                       -        (14,552)           -
      Cash and cash equivalents acquired with Community Bancshares, Inc.                           -         18,531            -
      Purchase of ENB Bankshares, Inc.                                                       (10,386)             -            -
      Cash and cash equivalents acquired with ENB Bankshares, Inc.                             2,438              -            -
      Proceeds from sale of premises and equipment                                             4,768          8,370          391
      Purchase of premises and equipment                                                     (15,065)       (17,525)     (11,682)
                                                                                           ---------      ---------    ---------
            Net cash (used in) provided by investing activities                             (208,237)       (13,546)      64,813

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposit accounts                                                       346,070        186,265      210,021
      Net increase (decrease) in repurchase agreements and federal funds purchased           322,292         35,720     (221,968)
      Proceeds from notes payable                                                                  -         20,000        1,600
      Repayments of notes payable                                                               (602)        (1,600)           -
      Issuance of company-obligated mandatorily redeemable trust preferred securities         51,250         28,750            -
      Redemption of trust preferred securities                                               (28,750)             -            -
      Proceeds from issuance of common and preferred stock                                     2,340          3,751        1,671
      Purchase of treasury stock                                                                   -              -         (612)
      Payments of cash dividends                                                              (7,031)        (5,909)      (5,243)
                                                                                           ---------      ---------    ---------
            Net cash provided by (used in) financing activities                              685,569        266,977      (14,531)
                                                                                           ---------      ---------    ---------
Net increase (decrease) in cash and cash equivalents                                          (1,295)        26,183       21,723
Cash and cash equivalents at beginning of year                                               148,295        122,112      100,389
                                                                                           ---------      ---------    ---------
Cash and cash equivalents at end of year                                                   $ 147,000      $ 148,295    $ 122,112
                                                                                           =========      =========    =========
Supplemental information:
      Income taxes paid                                                                    $  14,173      $  18,700    $  18,959
                                                                                           =========      =========    =========
      Interest paid                                                                        $  32,417      $  50,896    $  62,956
                                                                                           =========      =========    =========
      Noncash investing and financing activities:
          Acquisition of real estate through foreclosure of collateral                     $   3,981      $   1,932    $   1,192
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

         TRADING ASSETS - Securities classified as trading assets are bought with the anticipation of sale in the near term and are carried at fair market value. These assets are held up to 120 days. These securities consist primarily of the government-guaranteed portion of SBA loans.

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

         LOANS HELD FOR INVESTMENT - Loans held for investment are stated at the principal amount outstanding, net of unearned discount. Unearned discount relates principally to consumer installment loans. The related interest income for installment loans is recognized principally by the simple interest method, which records interest in proportion to the declining outstanding balances of the loans. This method approximates the interest method. For other loans, such income is recognized using the simple interest method.

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

         GOODWILL - Through December 31, 2001, goodwill was amortized using the straight-line method over a period of 10 to 25 years. Due to the adoption of SFAS 142 on January 1, 2002, amortization of goodwill has been terminated. See subsequent discussion in "Recent Accounting Standards".

         MORTGAGE SERVICING RIGHTS - SCMC determines the fair value of capitalized mortgage servicing rights ("MSRs") using assumptions regarding economic factors as they relate to the servicing portfolio. These assumptions are obtained from an independent servicing consultant and agreed to by management. SCMC evaluates impairment of the servicing rights by stratifying the portfolio based on predominant risk characteristics of the underlying loans including loan type and interest rate.

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

         SEGMENT INFORMATION - The Company considers its business as two operating segments: commercial banking and mortgage banking. The Company has disclosed separately results of operations relating to the two segments in Note U to the consolidated financial statements.

         RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform to current year presentation, as restated. All reclassifications have been applied consistently for the periods presented.

         RECENT ACCOUNTING STANDARDS - In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", ("SFAS 148"). SFAS 148 provides guidance on the accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 as of December 31, 2002 and has elected to continue to account for its employee stock options using the intrinsic value-based method.

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

         In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), and Statement No. 144, Accounting for Impairment or Disposal of Long Lived Assets ("SFAS 144"). SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and is effective January 1, 2003. SFAS 144 was effective January 1, 2002, and supersedes existing accounting literature dealing with impairment and disposal of long lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long lived assets and for long lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company's management does not believe that the implementation of SFAS 143 will have a material impact on the Company's consolidated financial statements. SFAS 144 was implemented during 2002 and did not have a material impact on the Company's consolidated financial statements.

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

D.       SECURITIES

         The amortized cost and fair value of securities are as follows (in thousands):

                                                          DECEMBER 31, 2002
                                          ------------------------------------------------
                                                        GROSS        GROSS
                                          AMORTIZED   UNREALIZED   UNREALIZED
                                             COST        GAINS       LOSSES     FAIR VALUE
                                          ---------   ----------   ----------   ----------
AVAILABLE-FOR-SALE
Obligations of U.S. government
    agencies                              $ 38,608     $    800     $     20     $ 39,388
Obligations of states and political
    subdivisions                             4,506          189            -        4,695
Mortgage-backed securities and
    collateralized mortgage obligations    178,638        5,272          111      183,799
Other equity securities                     23,277            6                    23,283
                                          --------     --------     --------     --------
Total                                     $245,029     $  6,267     $    131     $251,165
                                          ========     ========     ========     ========
HELD-TO-MATURITY
Obligations of states and political
    subdivisions                          $ 56,128     $  2,844     $      1     $ 58,971
Mortgage-backed securities and
    collateralized mortgage obligations      5,761           96           43        5,814
                                          --------     --------     --------     --------
Total                                     $ 61,889     $  2,940     $     44     $ 64,785
                                          ========     ========     ========     ========

                                                           DECEMBER 31, 2001
                                           --------------------------------------------------
                                                          GROSS         GROSS
                                           AMORTIZED   UNREALIZED    UNREALIZED
                                              COST        GAINS        LOSSES      FAIR VALUE
                                           ---------   ----------    ----------    ----------
AVAILABLE-FOR-SALE
U.S. Treasury securities and obligations
    of U.S. government agencies            $ 25,217     $    767       $   44        $ 25,940
Obligations of states and political
    subdivisions                              7,432          174            -           7,606
Mortgage-backed securities
    collateralized mortgage obligations     207,235        5,141           53         212,323
Other equity securities                       5,235            -           96           5,139
                                           --------     --------       ------        --------
Total                                      $245,119     $  6,082       $  193        $251,008
                                           ========     ========       ======        ========
HELD-TO-MATURITY
U.S. Treasury securities and obligations
    of U.S. government agencies            $  2,997     $     25       $    -        $  3,022
Obligations of states and political
    subdivisions                             67,379        1,569            5          68,943
Mortgage-backed securities and
    collateralized mortgage obligations       8,032           77          146           7,963
                                           --------     --------       ------        --------
Total                                      $ 78,408     $  1,671       $  151        $ 79,928
                                           ========     ========       ======        ========

         The amortized cost and fair value of securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All amounts are shown in thousands.

                                             HELD-TO-MATURITY          AVAILABLE-FOR-SALE
                                         -----------------------    -----------------------
                                         AMORTIZED                  AMORTIZED
                                            COST      FAIR VALUE       COST      FAIR VALUE
                                         ---------    ----------    ---------    ----------
Due in one year or less                  $  17,917    $   18,161    $  17,769    $   17,989
Due after one year through five years       22,178        23,548       24,914        25,628
Due after five years through ten years      16,033        17,262          379           407
Due after ten years                              -             -           52            59
Mortgage-backed securities and
  collateralized mortgage obligations        5,761         5,814      178,638       183,799
Other equity securities                          -             -       23,277        23,283
                                         ---------    ----------    ---------    ----------
                                         $  61,889    $   64,785    $ 245,029    $  251,165
                                         =========    ==========    =========    ==========

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

E.       LOANS

         The loan portfolio from continuing operations consists of various types of loans made principally to borrowers located in the Houston, Dallas and San Antonio metropolitan areas, and is classified by major type as follows (in thousands):

                                                   DECEMBER 31,
                                           -----------------------------
                                                2002            2001
                                           -------------    ------------
Domestic
    Commercial, financial and industrial   $     585,685    $   505,528
    Real estate - commercial                     624,535        529,789
    Real estate - mortgage                       200,755        185,916
    Real estate - construction                   370,360        281,388
    Consumer                                     149,798        151,873
Foreign
    Commercial and industrial                      7,207          7,594
    Other loans                                    5,226          4,760
Unearned premium (discount)                           (5)           (60)
                                           -------------    -----------
       Total loans held for investment         1,943,561      1,666,788
Loans held for sale
    Commercial, financial and industrial           2,624              -
    Real estate - commercial                       3,062              -
    Real estate - mortgage                       695,615        261,505
                                           -------------    -----------
       Total loans                         $   2,644,862    $ 1,928,293
                                           =============    ===========

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

      Loan maturities and rate sensitivity of the loan portfolio, excluding real estate - mortgage and consumer and unearned discount, at December 31, 2002 are as follows (in thousands):

                                                        DUE AFTER ONE
                                        DUE IN ONE       YEAR THROUGH      DUE AFTER
                                       YEAR OR LESS       FIVE YEARS       FIVE YEARS           TOTAL
                                       ------------     -------------      ----------         ----------
Commercial, financial and industrial    $  461,888        $  122,367       $    4,054         $  588,309
Real estate - commercial                   374,434           230,263           22,900            627,597
Real estate - construction                 295,166            68,945            6,249            370,360
Foreign loans                                6,835             1,094            1,721              9,650
                                        ----------        ----------       ----------         ----------
Total loans                             $1,138,323        $  422,669       $   34,924         $1,595,916
                                        ==========        ==========       ==========         ==========

Loans with a fixed interest rate        $  130,683        $  418,037       $   34,924         $  583,644
Loans with a floating interest rate      1,007,640             4,632                -          1,012,272
                                        ----------        ----------       ----------         ----------
Total loans                             $1,138,323        $  422,669       $   34,924         $1,595,916
                                        ==========        ==========       ==========         ==========

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

      An analysis of activity with respect to these related-party loans is as follows (in thousands):

                                                 YEAR ENDED
                                                DECEMBER 31,
                                           --------------------
                                             2002         2001
                                           ---------   --------
Beginning balance                          $ 13,148    $ 14,971
New loans and reclassified related loans        869      18,573
Loans to insiders/directors who resigned       (428)     (3,653)
Repayments                                   (2,075)    (16,743)
                                           --------    --------
Ending balance                             $ 11,514    $ 13,148
                                           ========    ========

F.    NONACCRUAL, PAST-DUE AND RESTRUCTURED LOANS

      The following table presents information relating to nonaccrual, past-due and restructured loans (in thousands):

                                                              DECEMBER 31,
                                                           -----------------
                                                             2002      2001
                                                           -------   -------
Nonaccrual loans                                           $19,654   $14,179
Loans 90 days or more past due, not on nonaccrual status       984     1,360
Restructured loans, performing                                   -        16
                                                           -------   -------
                                                           $20,638   $15,555
                                                           =======   =======

      For the years ended December 31, 2002 and 2001, interest foregone on nonaccrual loans was approximately $1.1 million and $766 thousand, respectively.

G.    ALLOWANCE FOR CREDIT LOSSES

      An analysis of activity in the allowance for credit losses is as follows (in thousands):

                                      YEAR ENDED DECEMBER 31,
                                --------------------------------
                                  2002        2001         2000
                                --------    --------    --------
Balance at beginning of year    $ 22,927    $ 16,862    $ 13,998
  Provisions                      14,018      11,684       9,668
  Loans charged off               11,704       9,823       7,767
  Loan recoveries                 (1,724)     (1,446)       (963)
                                --------    --------    --------
    Net loans charged off          9,980       8,377       6,804
  Allowance from acquisitions        656       2,758           -
                                --------    --------    --------
Balance at end of year          $ 27,621    $ 22,927    $ 16,862
                                ========    ========    ========

H.    PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows (in thousands):

                                                       DECEMBER 31,
                                                -------------------------
                                                     2002          2001
                                                -------------   ---------
Land                                             $  12,585      $  11,151
Buildings and improvements                          40,685         41,926
Furniture, fixtures and equipment                   49,747         43,294
                                                 ---------      ---------
                                                   103,017         96,371
Less accumulated depreciation and amortization     (46,313)       (42,196)
                                                 ---------      ---------
Total                                            $  56,704      $  54,175
                                                 =========      =========

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

                                        COMMERCIAL BANKING
                               -------------------------------------------
                                                                   SOUTH      MORTGAGE
                                HOUSTON   SAN ANTONIO    DALLAS    TEXAS       BANKING      TOTAL
                               ---------  -----------  ---------  --------    ---------   ---------
Balance, January 1, 2001       $  1,110   $       -    $      -   $      -    $  4,842    $  5,952
  Amortization                     (185)       (583)          -       (205)       (279)     (1,252)
  Purchase price adjustment           -           -           -          -         217         217
  CaminoReal acquisition              -      15,662           -      5,517           -      21,179
  Community acquisition          28,716           -           -          -           -      28,716
                               --------   ---------    --------   --------    --------    --------
Balance, December 31, 2001       29,641      15,079           -      5,312       4,780      54,812
  Purchase price adjustment         (28)          -           -          -         838         810
  Eagle National acquisition          -           -       5,662          -           -       5,662
                               --------   ---------    --------   --------    --------    --------
Balance, December 31, 2002     $ 29,613   $  15,079    $  5,662   $  5,312    $  5,618    $ 61,284
                               ========   =========    ========   ========    ========    ========

      The Company adopted SFAS No. 142, in its entirety, effective January 1, 2002. The following presents the net income for 2002 and 2001 that would have been reported, exclusive of goodwill amortization (in thousands).

                                                         DECEMBER 31,
                                                   ---------------------
                                                      2002        2001
                                                   --------     --------
Reported net income                                $ 36,551     $ 30,401
Add: Goodwill amortization, net of taxes                  -          814
                                                   --------     --------
Adjusted net income                                $ 36,551     $ 31,215
                                                   ========     ========

Reported diluted earnings per share                $   0.82     $   0.71
Add: Goodwill amortization, net of taxes                  -         0.02
                                                   --------     --------
Adjusted diluted earnings per share                $   0.82     $   0.73
                                                   ========     ========

      The changes in the carrying amounts of intangible assets other than goodwill for the year ended December 31, 2002 and 2001 are as follows (in thousands):

                                     CORE        MORTGAGE
                                    DEPOSIT     SERVICING
                                   INTANGIBLE     RIGHTS        TOTAL
                                   ----------   ---------     --------
Balance, January 1, 2001           $     -      $    907      $    907
  Amortization                           -        (1,154)       (1,154)
  Servicing rights originated            -        19,839        19,839
  Community acquisition              2,036             -         2,036
                                   -------      --------      --------
Balance, December 31, 2001           2,036        19,592        21,628
  Amortization and impairment         (426)      (13,150)      (13,576)
  Servicing rights originated            -        20,025        20,025
  Eagle National acquistition          486             -           486
                                   -------      --------      --------
  Balance, December 31, 2002       $ 2,096      $ 26,467      $ 28,563
                                   =======      ========      ========

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

      The projected amortization for the intangible assets other than goodwill as of December 31, 2002 is as follows (in thousands):

                       CORE        MORTGAGE
                      DEPOSIT     SERVICING
                     INTANGIBLE     RIGHTS     TOTAL
                     ----------   ---------   -------
2003                  $   443     $ 7,340     $ 7,783
2004                      358       7,370       7,728
2005                      292       7,336       7,628
2006                      241       4,421       4,662
2007                      201           -         201
Amount thereafter         561           -         561
                      -------     -------     -------
                      $ 2,096     $26,467     $28,563
                      =======     =======     =======

J.    DEPOSITS

      Included in certificates of deposit and other time deposits are certificates of deposit in amounts of $100,000 or more. The remaining maturities of these certificates are summarized as of December 31, 2002 as follows (in thousands):

Three months or less               $  239,661
Over three through six months         103,832
Over six through twelve months         81,420
Thereafter                             52,024
                                   ----------
                                   $  476,937
                                   ==========

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

K.    OTHER BORROWED FUNDS

      Other borrowed funds are summarized as follows (in thousands):

                                                           2002         2001
                                                         --------     --------
Federal Home Loan Bank advances                          $490,790     $146,000
Federal funds purchased with correspondent banks           18,800       10,950
Securities sold under agreements to repurchase                  -       18,248
Promissory notes payable to unaffiliated third party            -        5,100
                                                         --------     --------
                                                         $509,590     $180,298
                                                         ========     ========

      The Bank has an available line of credit with the Federal Home Loan Bank of Dallas, which allows the Bank to borrow on a collateralized basis. At December 31, 2002, the Bank had $490.8 million, of which $475 million bearing an interest rate of 1.30% and $15.8 million bearing an interest rate of 1.35%, borrowed under this line of credit, with a maturity of two days. These borrowings are collaterilized by single family residential mortgage loans. The amounts were repaid in January 2003.

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

                                                   2002         2001
                                                 -------      --------
Average balance during the year                  $13,559      $15,074
Average interest rate during the year               0.96%        2.67%
Maximum month-end balance during the year        $19,796      $18,248
Average interest rate at the end of the year           -         1.16%

      The Bank has available lines for federal funds purchased at correspondent banks. As of December 31, 2002, federal funds outstanding with correspondent banks was $18.8 million, of which $18.5 million will mature in the next three months. The amounts will be repaid when they mature.

L.    NOTES PAYABLE

      Effective February 2, 2002, the Company entered into a Credit Agreement with Wells Fargo Bank Minnesota, National Association which provides for a $20 million revolving credit facility. The Company currently has $20 million outstanding under the terms of the credit facility. The original term of the credit facility is for a one year period ending on February 2, 2003. This line of credit was renewed on February 2, 2003 by the Company with the Wells Fargo Bank, National Association, successor by assignment to Wells Fargo Bank Minnesota, National Association. The note matures on February 1, 2006. The interest rate payable by the Company on all funds drawn under the credit facility is 1.95% in excess of the Federal Funds Rate in effect from time to time. The indebtedness under the credit facility is guaranteed by Sterling Bancorporation, Inc. The Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on mergers, acquisitions and the sale of all or substantially all of the Company's assets, and (iv) maintenance of certain financial covenants by the Company and the Bank. Included within these financial covenants is a financial covenant requiring the Bank to maintain its categorization as "well capitalized." At December 31, 2002, the most recent report filed by the Bank categorized it as "adequately capitalized" under applicable regulatory requirements. Wells Fargo has provided to the Company a written waiver with respect to this financial covenant which is effective through March 31, 2003. Although the covenants and restrictions could restrict the Company's corporate activities, the Company does not anticipate that the credit facility or the covenants and conditions contained therein will have any material impact upon the Company or its operations.

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

M.    TRUST PREFERRED SECURITIES

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

N.    INCOME TAXES

      The components of the provision for income taxes follow (in thousands):

                            YEAR ENDED DECEMBER 31,
                     -----------------------------------
                       2002          2001         2000
                     --------      --------     --------
Current expense      $ 18,638      $  7,282     $ 13,011
Deferred benefit         (560)        9,128         (370)
                     --------      --------     --------
  Total              $ 18,078      $ 16,410     $ 12,641
                     ========      ========     ========

      The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate on operations as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                         2002          2001          2000
                                                       --------      --------      --------
Taxes calculated at statutory rate                     $ 19,120      $ 16,384      $ 14,063
Increase (decrease) resulting from:
  Tax-exempt interest income                             (1,011)       (1,104)       (1,255)
  Tax-exempt income from bank-owned life insurance         (729)         (717)         (661)
  Goodwill amortization                                       -           342           157
  Adjustments to valuation allowance                          -             -             -
  Other, net                                                698         1,505           337
                                                       --------      --------      --------
Income tax expense                                     $ 18,078      $ 16,410      $ 12,641
                                                       ========      ========      ========

      Significant deferred tax assets and liabilities at December 31, 2002 and 2001, were as follows (in thousands):

                                                                  DECEMBER 31,
                                                            ----------------------
                                                              2002          2001
                                                            --------      --------
Deferred tax assets:
 Real estate acquired by foreclosure                        $     82      $     31
 Allowance for credit losses                                   9,667         7,455
 Net operating loss carryforward                                 133           174
 Deferred compensation                                         2,310         1,314
 Other                                                           589           128
                                                            --------      --------
  Total deferred tax assets                                   12,781         9,102
Deferred tax liabilities:
 Net unrealized gains on available-for-sale securities         2,147         1,939
 Depreciable assets                                            1,345         1,159
 Earnings from Sterling Capital Mortgage Company                 396           396
 Federal Home Loan Bank stock dividends                        1,028           867
 Originated mortgage servicing rights                          9,264         7,385
 Insurance                                                     1,554             -
 Other                                                           170           831
                                                            --------      --------
  Total deferred tax liabilities                              15,904        12,577
                                                            --------      --------
Net deferred tax liabilities before valuation allowance       (3,123)       (3,475)
Valuation allowance                                              262           262
                                                            --------      --------
Net deferred tax liabilities                                $ (3,385)     $ (3,737)
                                                            ========      ========

O.    EMPLOYEE BENEFITS

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

      A summary of changes in outstanding options, as restated for stock splits, is as follows (shares in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------
                                                 2002                   2001                    2000
                                            --------------------  ---------------------  ---------------------
                                                        WEIGHTED               WEIGHTED               WEIGHTED
                                                        AVERAGE                AVERAGE                AVERAGE
                                                        EXERCISE               EXERCISE               EXERCISE
                                            SHARES       PRICE    SHARES        PRICE    SHARES       PRICE
                                            ------     ---------  ------      ---------  ------      ---------
Shares under option, beginning of year      2,301      $    8.63   1,800      $    6.45   1,574      $   6.12
  Shares granted                              221          12.23     880          12.28     455          7.88
  Shares canceled/expired                     (88)         11.85    (122)          9.48     (80)         7.61
  Shares exercised                           (164)          5.75    (257)          5.40    (149)         3.31
                                            -----      ---------   -----      ---------   -----      --------
Shares under option, end of year            2,270      $    9.07   2,301      $    8.63   1,800      $   6.45
                                            =====      =========   =====      =========   =====      ========

Shares exercisable, end of year             1,222      $    7.07     935      $    5.54     870      $   4.82
                                            =====      =========   =====      =========   =====      ========

Shares reserved for future granting
 of options, end of year                      408                    635                    615
                                            =====                  =====                  =====

Weighted average fair value of options
 granted during the year                                $   3.35              $    3.64              $   2.81
                                                        ========              =========              ========

      The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                2002       2001       2000
                               ------     ------     ------
Expected life (years)           4.52       4.82       5.17
Risk free interest rate         2.55%      4.22%      5.03%
Volatility                     29.29%     29.35%     28.97%
Dividend yield                  1.47%      1.28%      1.11%

      The following table presents information relating to the Company's stock options outstanding at December 31, 2002 (share data in thousands):

                                               OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                              --------------------------------------------------   -------------------------------
                                                                WEIGHTED-AVERAGE
                                 NUMBER      WEIGHTED-AVERAGE      REMAINING         NUMBER       WEIGHTED-AVERAGE
                              OUTSTANDING     EXERCISE PRICE     LIFE (YEARS)      EXERCISABLE     EXERCISE PRICE
RANGE OF EXERCISE PRICES
    $ 0.00 - $ 1.56                 6           $      -               8.6                -            $     -
    $ 1.57 - $ 3.13               285               2.36               1.8              285               2.36
    $ 3.14 - $ 4.69                82               3.84               3.1               82               3.84
    $ 4.70 - $ 6.26                71               5.88               4.9               59               5.85
    $ 6.27 - $ 7.82               465               7.12               5.8              307               7.16
    $ 7.83 - $ 9.39               291               8.72               5.9              228               8.75
    $ 9.40 - $10.95               125              10.11               6.8               77              10.06
    $10.96 - $12.51               502              11.70               8.0              107              11.75
    $12.52 - $14.08               273              13.14               8.3               43              12.97
    $14.09 - $15.64               170              15.30               8.4               34              15.50
                                -----           --------               ---            -----            -------
                                2,270           $   9.07               6.2            1,222            $  7.07
                                =====           ========               ===            =====            =======

      ANNUAL RECONCILIATION OF REPORTED AND PRO FORMA NET INCOME AND EPS - If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards, there would have been no material impact on the Company's reported net income or earnings per share. Pro forma information regarding net income and earnings per share is required under Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and has been determined as if the Company accounted for its employee stock option plans under the fair value method of SFAS 123. The fair value of options was estimated using a Black-Scholes option pricing model. Option valuation models require use of highly subjective assumptions. Also, employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Because employee stock options have differing characteristics and changes in the subjective input assumptions can materially affect the fair value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of employee stock options. The following table shows information related to stock-based compensation in both the reported and pro forma earnings per share amounts (dollars in thousands except for per share amounts):

                                                           2002          2001           2000
                                                         --------     ----------     ----------
Net Income, as reported                                  $ 36,551     $   30,401     $   27,540

Total stock-based employee compensation expense
determined under fair value based method for all
awards granted since January 1, 1995, net of related
tax effects                                                 1,050          1,116            686
                                                         --------     ----------     ----------
Pro Forma net income                                     $ 35,501     $   29,285     $   26,854
                                                         ========     ==========     ==========
Earnings per share:
  Basic- as reported                                     $   0.83     $     0.72     $     0.66
                                                         ========     ==========     ==========
  Basic- pro forma                                       $   0.81     $     0.69     $     0.65
                                                         ========     ==========     ==========
  Diluted - as reported                                  $   0.82     $     0.71     $     0.65
                                                         ========     ==========     ==========
  Diluted - pro forma                                    $   0.79     $     0.68     $     0.64
                                                         ========     ==========     ==========

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

P.    SHAREHOLDERS' EQUITY

      STOCK SPLITS - On July 24, 2001, the Board of Directors declared a three-for-two stock split that was effected in the form of a stock dividend on its common stock. Stockholders of record on September 4, 2001 received one additional share of common stock for every two shares of the Company's common stock held on that date. Cash paid in lieu of fractional shares was based on the average of the high and low bids on the record date, as adjusted for the split. The payment date for the stock dividend was September 18, 2001.

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

Q.    EARNINGS PER COMMON SHARE

      Earnings per common share was computed based on the following (in thousands, except per share data):

                                                    2002       2001       2000
                                                   -----------------------------
                                                   AMOUNT     AMOUNT     AMOUNT
                                                   -------    -------    -------
Net income                                         $36,551    $30,401    $27,540
Basic:
    Weighted average shares outstanding             43,872     42,180     41,596
Diluted:
    Add incremental shares for:
      Assumed exercise of outstanding options          790        803        509
      Assumed conversion of preferred stock             94         61        107
                                                   -------    -------    -------
Total                                               44,756     43,044     42,212
                                                   =======    =======    =======
Earnings per share
    Basic                                          $  0.83    $  0.72    $  0.66
                                                   =======    =======    =======
    Diluted                                        $  0.82    $  0.71    $  0.65
                                                   =======    =======    =======

      The incremental shares for the assumed exercise of the outstanding options was determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock was determined assuming applicable performance goals had been met.

      The Company did not have any antidilutive shares in 2002, 2001 and 2000.

R.    COMMITMENTS AND CONTINGENCIES

      LEASES - A summary as of December 31, 2002, of noncancelable future operating lease commitments follows (in thousands):

2003                                 $ 3,702
2004                                   3,305
2005                                   2,522
2006                                   1,540
2007                                   1,398
Thereafter                             5,708
                                    --------
Total                               $ 18,175
                                    ========

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

S.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

      The following is a summary of the various financial instruments entered into by the Bank (in thousands):

                                                               DECEMBER 31,
                                                      --------------------------
                                                        2002              2001
                                                      --------          --------
Commitments to extend credit                          $465,402          $344,507
Standby letters of credit                               18,296            19,470
Mortgages sold with recourse                           851,061           272,894

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

T.    REGULATORY MATTERS

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

                                                                                              TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                        FOR CAPITAL        PROMPT CORRECTIVE
                                                   ACTUAL            ADEQUACY PURPOSES     ACTION PROVISIONS
                                            --------------------   --------------------  --------------------
                                             AMOUNT       RATIO     AMOUNT       RATIO    AMOUNT       RATIO
                                            --------    --------   --------    --------  --------    --------
                                                          (IN THOUSANDS, EXCEPT PERCENTAGE AMOUNTS)
CONSOLIDATED:
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)     $292,010      9.29%    $251,521      8.0%       N/A         N/A
Tier I Capital (to Risk Weighted Assets)     264,387      8.41%     125,761      4.0%       N/A         N/A
Tier I Capital (to Average Assets)           264,387      7.81%     135,358      4.0%       N/A         N/A

As of December 31, 2001:
Total Capital (to Risk Weighted Assets)     $239,234     10.66%    $179,538      8.0%       N/A         N/A
Tier I Capital (to Risk Weighted Assets)     216,307      9.64%      89,754      4.0%       N/A         N/A
Tier I Capital (to Average Assets)           216,307      8.40%     103,003      4.0%       N/A         N/A

STERLING BANK:
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)     $308,426      9.82%    $251,221      8.0%    $314,027      10.0%
Tier I Capital (to Risk Weighted Assets)     280,803      8.94%     125,611      4.0%     188,416       6.0%
Tier I Capital (to Average Assets)           280,803      8.31%     135,244      4.0%     169,055       5.0%

As of December 31, 2001:
Total Capital (to Risk Weighted Assets)     $231,694     11.37%    $163,021      8.0%    $203,777      10.0%
Tier I Capital (to Risk Weighted Assets)     211,356     10.38%      81,447      4.0%     122,171       6.0%
Tier I Capital (to Average Assets)           211,356      8.73%      96,841      4.0%     121,052       5.0%

LONE STAR BANK:
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)     $ 15,623     11.94%    $ 10,468      8.0%    $ 13,085      10.0%
Tier I Capital (to Risk Weighted Assets)      14,025     10.72%       5,233      4.0%       7,850       6.0%
Tier I Capital (to Average Assets)            14,025      8.23%       6,817      4.0%       8,521       5.0%

COMMUNITY BANK:
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)     $  9,421     12.10%    $  6,229      8.0%    $  7,786      10.0%
Tier I Capital (to Risk Weighted Assets)       8,449     10.86%       3,112      4.0%       4,668       6.0%
Tier I Capital (to Average Assets)             8,449      5.46%       6,190      4.0%       7,737       5.0%

      DIVIDEND RESTRICTIONS - Dividends paid by the Bank and the Company are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $67.2 million and $75.3 million available for payment of dividends at December 31, 2002, by the Bank and the Company, respectively.

U.    SEGMENTS

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

      Summarized financial information by operating segment for the years ended December 31, 2002 and 2002 follows:

                                                     2002                                              2001
                               --------------------------------------------------    ----------------------------------------
                                                                                     COMMERCIAL
                               COMMERCIAL BANKING  MORTGAGE BANKING     COMBINED       BANKING   MORTGAGE BANKING   COMBINED
                               ------------------------------------    ----------    ----------------------------  ----------
Net interest income                $  147,095         $        -       $  147,095    $  122,547     $        -     $  122,547
Noninterest income                     29,611             67,013           96,624        24,650         41,975         66,625
                                   ----------         ----------       ----------    ----------     ----------     ----------
     Total revenue                    176,706             67,013          243,719       147,197         41,975        189,172

Provision for credit losses            11,700              2,318           14,018        11,684              -         11,684
Noninterest expense                   116,106             58,966          175,072       104,075         26,602        130,677
                                   ----------         ----------       ----------    ----------     ----------     ----------
Income before income taxes             48,900              5,729           54,629        31,438         15,373         46,811
Provision for income taxes             15,717              2,361           18,078        10,130          6,280         16,410
                                   ----------         ----------       ----------    ----------     ----------     ----------
     Net Income                    $   33,183         $    3,368       $   36,551    $   21,308     $    9,093     $   30,401
                                   ==========         ==========       ==========    ==========     ==========     ==========

Total assets                       $3,558,529         $   24,216       $3,582,745    $2,762,463     $   15,627     $2,778,090
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

      The following methods and assumptions were used to estimate the fair value of cash and of financial instruments for which it is practicable to estimate that value:

      CASH AND SHORT-TERM INVESTMENTS - For cash and short-term investments, the carrying amount is a reasonable estimate of fair value.

      SECURITIES - For securities held as investment, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

      TRADING ASSETS - Securities are bought with the anticipation of sale in the near term are carried at fair market value which equals quoted market prices.

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

      The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                          DECEMBER 31,
                                                  -----------------------------------------------------------
                                                             2002                             2001
                                                  ---------------------------      --------------------------
                                                   CARRYING        ESTIMATED        CARRYING        ESTIMATED
                                                    AMOUNT         FAIR VALUE        AMOUNT        FAIR VALUE
                                                  ----------       ----------      ----------      ----------
Financial assets:
   Cash and short-term investments                $  148,302       $  148,302      $  162,722      $  162,722
   Available-for-sale securities                     251,165          251,165         251,008         251,008
   Held-to-maturity securities                        61,889           64,785          78,408          79,928
   Trading assets                                    142,803          142,803         118,511         118,511
   Loans held for sale                               701,301          701,301         261,505         261,505
   Loans held for investment                       1,943,561        1,968,485       1,666,788       1,681,843
   Less allowance for credit losses                  (27,621)         (27,621)        (22,927)        (22,927)
                                                  ----------       ----------      ----------      ----------
Total                                             $3,221,400       $3,249,220      $2,516,015      $2,532,590
                                                  ==========       ==========      ==========      ==========

Financial liabilities:
   Deposits                                       $2,673,072       $2,682,222      $2,268,980      $2,275,987
   Other borrowed funds                              509,590          509,590         180,298         180,298
                                                  ----------       ----------      ----------      ----------
Total                                             $3,182,662       $3,191,812      $2,449,278      $2,456,285
                                                  ==========       ==========      ==========      ==========

Off-balance-sheet instruments:
   Commitments to extend credit                                           ( - )                           ( - )
   Standby letters of credit                                              ( - )                           ( - )

W.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

                                                          2002                                          2001
                                       ------------------------------------------     -----------------------------------------
                                       FOURTH       THIRD      SECOND      FIRST      FOURTH      THIRD      SECOND      FIRST
                                       QUARTER     QUARTER    QUARTER     QUARTER     QUARTER    QUARTER    QUARTER     QUARTER
                                       -------     -------    --------    -------     -------    -------    --------    -------
Interest income                        $49,075     $46,297    $ 42,714    $40,772     $41,256    $44,780    $ 45,500    $41,063
Interest expense                         8,391       7,995       7,556      7,821       9,317     12,556      14,201     13,978
                                       -------     -------    --------    -------     -------    -------    --------    -------
    Net interest income                 40,684      38,302      35,158     32,951      31,939     32,224      31,299     27,085
Provision for credit losses              4,868       3,439       3,088      2,623       3,092      3,120       3,112      2,360
                                       -------     -------    --------    -------     -------    -------    --------    -------
Net interest income after
    provision for credit losses         35,816      34,863      32,070     30,328      28,847     29,104      28,187     24,725
Noninterest income                      29,461      27,792      23,088     16,283      19,884     14,286      19,509     12,946
Noninterest expense                     49,966      48,857      41,070     34,357      35,206     29,907      35,361     27,022
Conversion costs related
    to acquisitions                       (151)        973           -          -         957      1,194           -      1,030
                                       -------     -------    --------    -------     -------    -------    --------    -------
    INCOME BEFORE INCOME TAXES          15,462      12,825      14,088     12,254      12,568     12,289      12,335      9,619
    Provision for income taxes           5,110       4,307       4,705      3,956       4,569      4,416       4,448      2,977
                                       -------     -------    --------    -------     -------    -------    --------    -------
    NET INCOME                         $10,352     $ 8,518    $  9,383    $ 8,298     $ 7,999    $ 7,873    $  7,887    $ 6,642
                                       =======     =======    ========    =======     =======    =======    ========    =======

Earnings per share:
      Basic                            $  0.24     $  0.19    $   0.21    $  0.19     $  0.19    $  0.19    $   0.19    $  0.16
                                       =======     =======    ========    =======     =======    =======    ========    =======
      Diluted                          $  0.23     $  0.19    $   0.21    $  0.19     $  0.18    $  0.19    $   0.19    $  0.16
                                       =======     =======    ========    =======     =======    =======    ========    =======

Weighted average shares
      Basic                             43,940      43,917      43,849     43,779      42,558     42,263      42,080     41,809
                                       =======     =======    ========    =======     =======    =======    ========    =======
      Diluted                           44,687      44,872      44,797     44,658      43,346     43,224      42,886     42,711
                                       =======     =======    ========    =======     =======    =======    ========    =======

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

X.    PARENT-ONLY FINANCIAL STATEMENTS

      STERLING BANCSHARES, INC.
      (PARENT COMPANY ONLY)

      BALANCE SHEETS
      DECEMBER 31, 2002 AND 2001
      (IN THOUSANDS)

                                                                                DECEMBER 31,
                                                                          ------------------------
                                                                            2002           2001
                                                                          ---------      ---------
ASSETS
Cash and cash equivalents                                                 $      79      $     546
Accrued interest receivable and other assets                                  5,188          3,527
Goodwill, net                                                                   527            527
Investment in bank subsidiaries                                             345,216        291,496
Investment in Sterling Bancshares Capital Trusts                              2,475          1,778
                                                                          ---------      ---------
TOTAL                                                                     $ 353,485      $ 297,874
                                                                          =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:

   Accrued interest payable and other liabilities                         $     253      $     348
   Notes payable                                                             21,430         20,879
   Junior subordinated debentures                                            82,475         59,278
                                                                          ---------      ---------
                Total liabilities                                           104,158         80,505

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock                                                               59             39
   Common stock                                                              43,983         43,770
   Capital surplus                                                           44,633         42,526
   Retained earnings                                                        156,664        127,144
   Accumulated other comprehensive income - net
      unrealized loss on available-for-sale securities, net of tax            3,988          3,890
                                                                          ---------      ---------
                                                                            249,327        217,369
                                                                          ---------      ---------
TOTAL                                                                     $ 353,485      $ 297,874
                                                                          =========      =========

      STERLING BANCSHARES, INC.
      (PARENT COMPANY ONLY)

      STATEMENTS OF INCOME
      FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
      (IN THOUSANDS)

                                                          2002              2001              2000
                                                        --------          --------          --------
REVENUES:
    Dividends received from bank subsidiaries           $ 12,650          $ 26,200          $      -
    Interest income                                            -                 -                 -
    Other income                                             150                 -                 -
                                                        --------          --------          --------
      Total revenues                                      12,800            26,200                 -

EXPENSES:
    Interest expense:
      Notes payable                                          797               135                36
      Junior subordinated debentures                       5,916             4,716             2,668
    Goodwill amortization                                      -                28                28
    General and administrative                             2,809             1,171               990
                                                        --------          --------          --------
      Total expenses                                       9,522             6,050             3,722

Income (deficit) before equity in undistributed
    earnings of subsidiaries and income taxes              3,278            20,150            (3,722)

Equity in undistributed earnings of
    subsidiaries                                          30,021             8,162            29,982
                                                        --------          --------          --------

Income before income tax benefit                          33,299            28,312            26,260

Income tax benefit                                         3,252             2,089             1,280
                                                        --------          --------          --------

Net income                                              $ 36,551          $ 30,401          $ 27,540
                                                        ========          ========          ========

      STERLING BANCSHARES, INC.
      (PARENT COMPANY ONLY)

      STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
      (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                  ----------------------------------
                                                                                    2002          2001        2000
                                                                                  ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $ 36,551     $ 30,401     $ 27,540
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Amortization of goodwill                                                          -           28           28
       Equity in undistributed earnings of subsidiary                              (30,021)      (8,162)     (29,982)

       Change in operating assets and liabilities:
          Accrued interest receivable and other assets                              (1,565)      (1,471)       2,392
          Accrued interest payable and other liabilities                              (263)          59          128
                                                                                  --------      -------     --------
                 Net cash provided by (used in) operating activities                 4,702       20,855          106

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of CaminoReal Bancshares, Inc.                                             -      (51,813)           -
     Cash and cash equivalents acquired with CaminoReal Bancshares, Inc.                 -          115            -
     Purchase of Community Bancshares, Inc.                                              -      (14,552)           -
     Cash and cash equivalents acquired with Community Bancshares, Inc.                  -           90            -
     Purchase of ENB Bankshares, Inc.                                              (10,386)           -            -
     Cash and cash equivalents acquired with ENB Bankshares, Inc.                       10            -            -
     Capital contribution to Sterling Bancshares Capital Trust II                        -         (889)           -
     Capital contribution to Sterling Bancshares Capital Trust III                    (967)           -            -
     Capital contribution to Sterling Bancshares Statutory Trust One                  (619)           -            -
     Redemption of investment in Sterling Bancshares Capital Trust I                   889            -            -
     Capital investment in subsidiary banks                                        (12,000)     (10,750)           -
                                                                                  --------      -------     --------
                Net cash used in investing activities                              (23,073)     (77,799)           -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                                                        (602)      (1,600)           -
   Additions to long term debt                                                           -       20,000            -
   Proceeds from issuance of common stock                                            2,098        3,751        1,275
   Proceeds from issuance of preferred stock                                           242            -          385
   Redemption of common stock                                                            -            -            -
   Purchase of treasury stock                                                            -            -         (612)
   Payments of cash dividends                                                       (7,031)      (5,909)      (5,243)
   Proceeds from issuance of junior subordinated debentures                         52,836       29,639            -
   Redemption of junior subordinated debentures                                    (29,639)           -            -
                                                                                  --------      -------     --------
                Net cash provided by (used in) financing activities                 17,904       45,881       (4,195)
                                                                                  --------      -------     --------

NET DECREASE IN CASH                                                                  (467)     (11,063)      (4,089)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                                                  546       11,609       15,698
                                                                                  --------      -------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $     79     $    546     $ 11,609
                                                                                  ========     ========     ========

Y.    SUBSEQUENT EVENT

      On February 28, 2003, Sterling Capital Mortgage Company (SCMC) completed the sale of loan servicing rights related to $728 million in loans to HSBC Mortgage Corporation. The sale generated a premium of $8.6 million. Mortgage servicing rights associated with this sale totaled $12.3 million, while the valuation allowance totaled $3.7 million resulting in no gain or loss being recorded.

Z.    RESTATEMENT

      Subsequent to the filing of Form 10-K for the year ended December 31, 2002, the Company determined that the pending sales of its banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall and the financial results and condition pertaining to these offices should not have been reported as discontinued operations. The Company initially determined that the sales of the banking offices met the requirements in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for presentation as discontinued operations. However after further consideration, we have determined that the proposed sales of the banking offices in Eagle Pass Carrizo Springs, Crystal City and Pearsall do not meet such requirements. Net income, basic and diluted earnings per share and shareholders' equity were not affected by such presentation. The Company determined that it was necessary to amend the December 31, 2002 Form 10-K so that the financial results and condition pertaining to these four (4) banking offices are not separately reported as discontinued operations.

      The following table shows the effect of the restatement on the Consolidated Balance Sheet as previously reported:

                                                              DECEMBER 31, 2002                  DECEMBER 31, 2001
                                                       ------------------------------      -----------------------------
                                                            AS          AS PREVIOUSLY          AS          AS PREVIOUSLY
                                                         RESTATED         REPORTED          RESTATED          REPORTED
                                                       -----------      -------------      ----------      -------------
Cash and cash equivalents                              $   147,000       $  139,209        $  148,295        $  141,399
Loans held for investment                                1,943,561        1,910,565         1,666,788         1,636,140
Accrued interest receivable                                 15,800           15,637            11,593            11,421
Premises and equipment, net                                 56,704           54,919            54,175            52,591
Other assets                                               197,732          197,695           120,066           120,056
Assets related to discontinued operations                        -           42,772                 -            39,310

Demand deposits:
     Noninterest-bearing                                 1,016,818          991,271           797,850           776,725
     Interest-bearing                                      919,477          867,942           879,542           823,225
Certificates of deposit and other time deposits            736,777          673,689           591,588           538,651
Accrued interest payable and other liabilities              44,252           44,082            28,832            28,532
Liabilities related to discountinued operations                  -          140,340                 -           130,679

      The following table shows the effect of the restatement on the Consolidated Income Statements as previously reported:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------
                                                             2002                                2001
                                                  ---------------------------        ---------------------------
                                                     AS         AS PREVIOUSLY           AS         AS PREVIOUSLY
                                                  RESTATED         REPORTED          RESTATED         REPORTED
                                                  --------      -------------        --------      -------------
Interest income:
    Loans, including fees                         $156,902         $154,435          $146,184         $144,003
Interest expense:
    Demand deposits and savings deposits             8,541            7,940            16,915           16,010
    Certificates and other time deposits            17,479           16,036            26,141           24,251
Noninterest income:
    Customer service fees                           16,893           15,209            14,834           13,245
    Other                                           47,346           46,916            27,585           27,311
Noninterest expense:
    Salaries and employee benefits                  90,244           88,519            69,031           67,887
    Occupancy expense                               23,844           23,455            18,284           17,976
    Technology                                       5,722            5,677             5,341            5,318
    Other                                           47,682           47,121            27,851           27,172
Income from continuing operations before
   income taxes                                     54,629           54,812            46,811           47,716
   Provision for income taxes                       18,078           18,139            16,410           16,731
Income from continuing operations                   36,551           36,673            30,401           30,985

Income (loss) from discontinued operations
   before income taxes                                   -             (183)                -             (905)
   Provision (benefit) for income taxes                  -              (61)                -             (321)
Income (loss) from discontinued operations               -             (122)                -             (584)

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
    Basic                                         $   0.83         $   0.84          $   0.72         $   0.73
                                                  ========         ========          ========         ========
    Diluted                                       $   0.82         $   0.82          $   0.71         $   0.72
                                                  ========         ========          ========         ========

      The following table shows the effect of the restatement on the Consolidated Statements of Cash Flows as previously reported:

                                                                          FOR THE YEAR ENDED          FOR THE YEAR ENDED
                                                                          DECEMBER 31, 2002            DECEMBER 31, 2001
                                                                      -------------------------    -------------------------
                                                                          AS      AS PREVIOUSLY        AS      AS PREVIOUSLY
                                                                       RESTATED      REPORTED       RESTATED      REPORTED
                                                                      ---------   -------------    ---------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income from continuing operations                            $  36,551     $  36,673      $  30,401     $  30,985
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Deferred income tax expense                                        (560)         (144)         9,128         9,128
        Depreciation and amortization                                    10,529        10,330          9,806         9,806
        Increase in accrued interest receivable and other assets        (79,606)      (80,004)       (36,836)      (36,836)
        Increase in accrued interest payable and other liabilities       16,029        16,159          8,686         8,686

CASH FLOWS FROM INVESTING ACTIVITIES:

     Net increase in loans                                             (225,722)     (223,374)       (99,121)      (99,121)
     Proceeds from sale of premises and equipment                         4,768         5,059          8,370         8,370
     Purchase of premises and equipment                                 (15,065)      (14,956)       (17,525)      (17,525)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net increase in deposit accounts                                   346,070       336,279        186,265       186,265
Net cash provided by (used in) discontinued operations                        -         6,077              -        (7,480)
Net increase (decrease) in cash and cash equivalents                     (1,295)       (2,190)        26,183        19,287
Cash and cash equivalents at beginning of year                          148,295       141,399        122,112       122,112
Cash and cash equivalents at end of year                              $ 147,000     $ 139,209      $ 148,295     $ 141,399

                               INDEX TO EXHIBITS

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

2.5 Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company's Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]

2.6 Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company's Annual Report on Form 10-K (File No. 000-20750).]

2.7 Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]

2.8 Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company's Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

2.9** Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo.

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

4.5      Indenture dated August 30, 2002. [Incorporated by reference to Exhibit
         4.4 of the Company's Report on Form 8-K filed on September 12 ,2002 (File No. 000-20750).]

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

10.1*** 1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2 1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3*** 1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4*** 1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (File No. 333-16719).]

10.5 Credit Agreement dated February 2, 2002 made by and between the Company and Wells Fargo Bank Minnesota, National Association regarding a line of credit in the amount of $20,000,000. [Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-207501).]

10.6** First Amendment to Credit Agreement dated February 2, 2003 made by and between the Company and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000.

10.7*** Employment Agreement between Sterling Bancshares, Inc. and George Martinez executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.8*** Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company's Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.9*** Incentive Compensation Agreement between Sterling Bancshares, Inc. and Eugene S. Putnam effective as of January 1, 2002. [Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q filed on May 13, 2002 (File No. 000-207500).]

21**     Subsidiaries of the Company.

23.1*    Consent of Deloitte & Touche LLP, Independent Auditors

31.1* Certification of J. Downey Bridgwater, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    As filed herewith.

**   As previously filed.

***  Management Compensation Agreement