Form 10-Q/A
period 2003-03-31
STERLING BANCSHARES INC
filed 2003-11-14
CIK 891098

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                  FORM 10 - Q/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    ---------

                         Commission File Number: 0-20750

                            STERLING BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                 TEXAS                                    74-2175590
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                   Identification Number)

    2550 NORTH LOOP WEST, SUITE 600
            HOUSTON, TEXAS                                   77092
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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Sterling Bancshares, Inc. (the "Company") for the quarterly period ended March 31, 2003 (the "Original Form 10-Q") is to restate the Company's interim condensed consolidated financial statements as of and for the quarterly period ended March 31, 2003 and to revise related disclosures in the Original Form 10-Q. This restatement is described in detail in Note 9 to the interim condensed consolidated financial statements. On October 21, 2003, in connection with the Company's earnings release for the quarter ending September 30, 2003, we issued a press release that described our intention to restate these interim condensed consolidated financial statements. We filed the press release as an exhibit to our Current Report on Form 8-K filed October 21, 2003.

Subsequent to the issuance of our interim condensed consolidated financial statements as of December 31, 2002 and the filing of the Original Form 10-Q, we determined that the pending sales of our banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall and the financial results and condition pertaining to these offices should not have been separately reported as discontinued operations. The Company initially determined that the sales of the banking offices met the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", for presentation as discontinued operations. However, after further consideration, we have determined that the proposed sales of the banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall do not meet such requirements. Net income, basic and diluted earnings per share and shareholders' equity were not affected by such presentation. As a result of our determination, we have determined it necessary to amend the Original Form 10-Q so that the financial results and condition pertaining to these banking offices are not separately reported as discontinued operations.

This Amendment No. 1 amends and restates in its entirety Part I, Items 1, 2 and 4, and Part II, Item 6 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 9 to the interim condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                        2003             2002
                                                                                    -----------       -----------
                                                                                       (AS RESTATED, NOTE 9)
                                                                                             (UNAUDITED)
ASSETS
Cash and cash equivalents                                                           $   124,952       $   147,000
Interest-bearing deposits in financial institutions                                       1,413             1,302
Trading assets                                                                          100,252           142,803
Available-for-sale securities, at fair value                                            232,172           251,165
Held-to-maturity securities, at amortized cost                                           56,593            61,889
Loans held for sale                                                                     481,789           701,301

Loans held for investment                                                             1,979,438         1,943,561
Allowance for credit losses                                                             (29,503)          (27,621)
                                                                                    -----------       -----------
   Loans, net                                                                         1,949,935         1,915,940
Accrued interest receivable                                                              12,296            15,800
Real estate acquired by foreclosure                                                       5,177             3,358
Premises and equipment, net                                                              53,857            56,704
Goodwill, net                                                                            57,714            61,284
Mortgage servicing rights                                                                24,674            26,467
Other assets                                                                            141,571           197,732
                                                                                    -----------       -----------
TOTAL ASSETS                                                                        $ 3,242,395       $ 3,582,745
                                                                                    ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
   Noninterest-bearing                                                              $   964,014       $ 1,016,818
   Interest-bearing                                                                     882,115           919,477
Certificates of deposit and other time deposits                                         683,551           736,777
                                                                                    -----------       -----------
   Total deposits                                                                     2,529,680         2,673,072
Other borrowed funds                                                                    301,575           509,590
Notes payable                                                                            20,360            21,430
Accrued interest payable and other liabilities                                           46,888            44,252
                                                                                    -----------       -----------
   Total liabilities                                                                  2,898,503         3,248,344

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                                        80,000            80,000

MINORITY INTEREST IN STERLING CAPITAL MORTGAGE COMPANY                                    5,498             5,074

Shareholders' equity:
   Convertible preferred stock, $1 par value, 1 million shares authorized                    59                59
   Common stock, $1 par value, 100 million shares authorized                             43,993            43,983
   Capital surplus                                                                       44,717            44,633
   Retained earnings                                                                    165,919           156,664
   Accumulated other comprehensive income--net unrealized gain on
      available-for-sale securities, net of tax                                           3,706             3,988
                                                                                    -----------       -----------
      Total shareholders' equity                                                        258,394           249,327
                                                                                    -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 3,242,395       $ 3,582,745
                                                                                    ===========       ===========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                    2003         2002
                                                                  -------      -------
                                                                  (AS RESTATED, NOTE 9)
                                                                       (UNAUDITED)
Interest income:
   Loans, including fees                                          $40,024      $34,814
   Securities:
      Taxable                                                       2,724        3,883
      Tax-exempt                                                      649          781
   Federal funds sold                                                  47          215
   Trading assets                                                     862        1,050
   Deposits in financial institutions                                  19           29
                                                                  -------      -------
      Total interest income                                        44,325       40,772

Interest expense:
   Demand and savings deposits                                      1,461        2,380
   Certificates and other time deposits                             4,226        4,512
   Other borrowed funds                                             1,348          726
   Note payable                                                       165          203
                                                                  -------      -------
      Total interest expense                                        7,200        7,821
                                                                  -------      -------
      NET INTEREST INCOME                                          37,125       32,951

         Provision for credit losses                                5,392        2,623
                                                                  -------      -------
      NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES        31,733       30,328

Noninterest income:
   Customer service fees                                            4,314        4,102
   Gain on sale of mortgage loans                                  11,571        4,129
   Mortgage origination income                                      8,173        3,393
   Other                                                            9,301        4,659
                                                                  -------      -------
      Total noninterest income                                     33,359       16,283

Noninterest expense:
   Salaries and employee benefits                                  25,288       19,069
   Occupancy expense                                                6,601        5,182
   Mortgage servicing rights amortization                           3,904          800
   Technology                                                       1,493        1,214
   Minority interest expense:
      Company-obligated mandatorily redeemable trust
         preferred securities of subsidiary trusts                  1,552        1,330
      Sterling Capital Mortgage Company                               424          215
   Other                                                            8,743        6,547
                                                                  -------      -------
      Total noninterest expense                                    48,005       34,357

      INCOME BEFORE INCOME TAXES                                   17,087       12,254
         Provision for income taxes                                 5,850        3,956
                                                                  -------      -------
      NET INCOME                                                  $11,237      $ 8,298
                                                                  =======      =======

EARNINGS PER SHARE:
   Basic                                                          $  0.26      $  0.19
                                                                  =======      =======
   Diluted                                                        $  0.25      $  0.19
                                                                  =======      =======


SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                    2003              2002
                                                                                  ---------        ---------
                                                                                    (AS RESTATED, NOTE 9)
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  11,237        $   8,298
   Adjustments to reconcile income from operations to net cash provided by (used in) operating activities:
      Amortization and accretion of premiums and discounts
         on securities, net                                                           2,371               18
      Net gain on the sale of assets                                                   (382)            (195)
      Net gain on the sale of trading assets                                           (347)              --
      Gain on the sale of the Eagle Pass banking office                              (3,382)              --
      Provision for credit losses                                                     5,392            2,623
      Write-downs, less gains on sale, of real estate acquired by
         foreclosure and repossessed assets                                             (91)              54
      Depreciation and amortization                                                   2,744            2,486
      Net decrease (increase) in loans held for sale                                219,512          (29,964)
      Capitalized mortgage servicing rights                                         (10,644)          (1,928)
      Sale of mortgage servicing rights                                               8,533               --
      Amortization of mortgage servicing rights                                       3,904              800
      Net (increase) decrease in accrued interest receivable and other               59,604           (9,798)
         assets
      Net increase in accrued interest payable and other liabilities                  3,217            6,228
                                                                                  ---------        ---------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        301,668          (21,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in securities purchased under agreements to resell                       --           10,581
   Proceeds from maturity and paydowns of held-to-maturity securities                 5,256            6,080
   Proceeds from the sale of available-for-sale securities                           16,870            4,981
   Proceeds from maturity and paydowns of available-for-sale                         48,295           32,199
      securities
   Purchases of available-for-sale securities                                       (48,554)         (22,500)
   Proceeds from the sale of trading assets                                         134,878          129,374
   Purchases of trading assets                                                      (93,040)        (112,737)
   Proceeds from principal paydowns of trading securities                             1,060            3,535
   Net increase in loans held for investment                                        (58,806)         (40,659)
   Proceeds from sale of real estate acquired by foreclosure                          1,231              674
   Net decrease (increase) in interest-bearing deposits in financial                   (111)              15
      institutions
   Proceeds from sale of Eagle Pass banking office                                    6,952               --
   Cash and cash equivalents sold with the Eagle Pass banking office                (78,138)              --
   Proceeds from sale of premises and equipment                                         281              558
   Purchase of premises and equipment                                                (1,250)          (2,701)
                                                                                  ---------        ---------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                     (65,076)           9,400

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                                      (47,667)           7,529
   Repayment of notes payable                                                        (1,070)              --
   Net decrease in repurchase agreements/funds purchased                           (208,015)          (9,107)
   Proceeds from issuance of common stock and preferred stock                            94              537
   Dividends paid                                                                    (1,982)          (1,753)
                                                                                  ---------        ---------
      NET CASH USED IN FINANCING ACTIVITIES                                        (258,640)          (2,794)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (22,048)         (14,772)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                              147,000          148,295
                                                                                  ---------        ---------
   End of period                                                                  $ 124,952        $ 133,523
                                                                                  =========        =========

SUPPLEMENTAL INFORMATION:
   Income taxes paid                                                              $   1,178        $      --
                                                                                  =========        =========
   Interest paid                                                                  $   7,649        $  13,835
                                                                                  =========        =========
   Noncash investing and financing activities:
      Acquisitions of real estate through foreclosure of collateral               $   2,959        $     568
                                                                                  =========        =========


SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in Amendment No. 1 to the Annual Report on Form 10-K/A of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 2002. Certain reclassifications have been made to prior year amounts to conform to current period presentation, as restated. All reclassifications have been applied consistently for the periods presented and had no effect on net income or stockholders' equity.

2.       EARNINGS PER COMMON SHARE

         Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED MARCH 31,
                                                             2003           2002
                                                         ------------   ------------
                                                            AMOUNT         AMOUNT
                                                         ------------   ------------

Net income                                               $     11,237   $      8,298
                                                         ============   ============

Basic:
   Weighted average shares outstanding                         43,987         43,779
Diluted:
   Add incremental shares for:
      Assumed exercise of outstanding options                     651            806
      Assumed conversion of preferred stock                        89             80
                                                         ------------   ------------
Total                                                          44,727         44,665
                                                         ============   ============

Earnings per share:
   Basic                                                 $       0.26   $       0.19
                                                         ============   ============
   Diluted                                               $       0.25   $       0.19
                                                         ============   ============

3.       SHAREHOLDERS' EQUITY

         The following table displays the changes in shareholders' equity for the three-month periods ended March 31, 2003 and 2002 (in thousands):

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                  2003                        2002
                                                               ---------                   ---------
Equity, beginning of period                                    $ 249,327                   $ 217,369
   Comprehensive income:
      Net income                                 $  11,237                   $   8,298
      Net change in net unrealized gains
         on available-for-sale securities             (282)                       (449)
                                                 ---------                   ---------
         Total comprehensive income                               10,955                       7,849
   Issuance of common stock                                           94                         295
   Issuance of preferred stock                                        --                         242
   Cash dividends paid                                            (1,982)                     (1,753)
                                                               ---------                   ---------
Equity, end of period                                          $ 258,394                   $ 224,002
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

         Summarized below is the financial information by operating segment as of and for the three-month periods ended March 31, (in thousands).

                                                          2003                                       2002
                                        ----------------------------------------     ----------------------------------------
                                        COMMERCIAL      MORTGAGE                     COMMERCIAL     MORTGAGE
                                         BANKING         BANKING         TOTAL         BANKING       BANKING         TOTAL
                                        ----------     ----------     ----------     ----------     ----------     ----------
Net interest income                     $   37,125     $       --     $   37,125     $   32,951     $       --     $   32,951
Noninterest income                          11,228         22,131         33,359          6,853          9,430         16,283
                                        ----------     ----------     ----------     ----------     ----------     ----------
   Total revenue                            48,353         22,131         70,484         39,804          9,430         49,234
Provision for credit losses                  4,450            942          5,392          2,623             --          2,623
Noninterest expense                         29,643         18,362         48,005         26,389          7,968         34,357
                                        ----------     ----------     ----------     ----------     ----------     ----------
Income before income taxes                  14,260          2,827         17,087         10,792          1,462         12,254
   Provision for income taxes                4,719          1,131          5,850          3,355            601          3,956
                                        ----------     ----------     ----------     ----------     ----------     ----------
   Net income                                9,541          1,696         11,237          7,437            861          8,298
                                        ==========     ==========     ==========     ==========     ==========     ==========

Total assets, March 31,                 $3,213,517     $   28,878     $3,242,395     $2,772,778     $   16,595     $2,789,373
                                        ==========     ==========     ==========     ==========     ==========     ==========

         Intersegment interest was paid to the Bank by SCMC in the amount of $6.9 million for the three-month period ended March 31, 2003. Total loans of $395.0 million in the mortgage warehouse were eliminated in consolidation as of March 31, 2003.

5.       DISPOSITIONS OF BANKING OFFICES

         On October 29, 2002, the Bank entered into an agreement to sell its banking office located in Eagle Pass, Texas. On March 20, 2003, the Bank completed the sale of its banking office located in Eagle Pass, Texas to South Texas National Bank of Laredo. Assets of $18.7 million, loans of $16.8 million and deposits of $95.7 million were sold in the transaction. A before-tax net gain of $3.2 million related to the sale of the Eagle Pass banking office was recorded in the first quarter of 2003.

         On July 16, 2002, the Bank entered into an agreement to sell its banking offices located in Carrizo Springs, Crystal City and Pearsall to an investor group headed by the current executive officers of these three locations. As of March 31, 2003, these three banking offices had combined assets of $16.2 million, loans of $14.9 million and deposits of $43.4 million. The sale of these three banking offices was completed on May 8, 2003. Assets of $16.6 million, loans of $15.2 million and deposits of $42.1 million were sold in the transaction. A before-tax loss of $142 thousand was recorded on the sale in the second quarter of 2003.

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

                                                                THREE MONTHS ENDED MARCH 31,
                                                                     2003            2002
                                                                  --------        --------
Net income, as reported                                           $ 11,237        $  8,298

Total stock-based employee compensation expense
  determined under fair value based method for all
  awards granted since January 1, 1995, net of related
  tax effects                                                          259             260
                                                                  --------        --------

Pro Forma net income                                              $ 10,978        $  8,038
                                                                  ========        ========

Earnings per share:
   Basic- as reported                                             $   0.26        $   0.19
                                                                  ========        ========
   Basic- pro forma                                               $   0.25        $   0.18
                                                                  ========        ========

   Diluted - as reported                                          $   0.25        $   0.19
                                                                  ========        ========
   Diluted - pro forma                                            $   0.25        $   0.18
                                                                  ========        ========

7.       INTANGIBLE ASSETS

         The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2002 and the three months ended March 31, 2003 are as follows (in thousands):

(Unaudited)                                           COMMERCIAL BANKING
                                        ---------------------------------------------------
                                                                                    SOUTH        MORTGAGE
                                        HOUSTON       SAN ANTONIO      DALLAS       TEXAS         BANKING       TOTAL
                                        --------      -----------     --------     --------      ---------     --------
Balance, January 1, 2002                $ 29,641      $    15,079     $     --     $  5,312      $   4,780     $ 54,812
   Purchase price adjustment                 (28)              --           --           --            838          810
   Eagle National acquisition                 --               --        5,662           --             --        5,662
                                        --------      -----------     --------     --------      ---------     --------

Balance, December 31, 2002                29,613           15,079        5,662        5,312          5,618       61,284
   Sale of Eagle Pass office                  --               --           --       (3,570)            --       (3,570)
                                        --------      -----------     --------     --------      ---------     --------
Balance, March 31, 2003                 $ 29,613      $    15,079     $  5,662     $  1,742      $   5,618     $ 57,714
                                        ========      ===========     ========     ========      =========     ========


         The changes in the carrying amounts of intangible assets other than goodwill for the year ended December 31, 2002 and three months ended March 31, 2003 are as follows (in thousands):

                                             CORE          MORTGAGE
(Unaudited)                                 DEPOSIT       SERVICING
                                           INTANGIBLE       RIGHTS         TOTAL
                                           ----------     ----------     ----------
Balance, January 1, 2002                   $    2,036     $   19,592     $   21,628
   Amortization and impairment                   (426)       (13,150)       (13,576)
   Servicing rights originated                     --         20,025         20,025
   Eagle National acquisition                     486             --            486
                                           ----------     ----------     ----------
Balance, December 31, 2002                      2,096         26,467         28,563
   Amortization                                  (114)        (3,904)        (4,018)
   Servicing rights originated                     --         10,644         10,644
   Sale of servicing rights                        --         (8,533)        (8,533)
                                           ----------     ----------     ----------
Balance, March 31, 2003                    $    1,982     $   24,674     $   26,656
                                           ==========     ==========     ==========

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

9.       RESTATEMENT

         Subsequent to the filing of Form 10-Q for the quarter ended March 31, 2003, the Company determined that the sales of its banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall and the financial results and condition pertaining to these offices should not have been reported separately as discontinued operations. The Company initially determined that the sales of banking offices met the requirements in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for presentation as discontinued operations. However after further consideration, we have determined that the sale of the Eagle Pass banking office and the proposed sale of banking offices in Carrizo Springs, Crystal City and Pearsall do not meet such requirements. Net income, basic and diluted earnings per share and shareholders' equity were not affected by such presentation. The Company determined that it was necessary to amend the Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2003 and June 30, 2003 and the Annual Report on Form 10-K for the year ended December 31, 2002 so that the financial results and condition pertaining to these banking offices are not separately reported as discontinued operations.

         The following table shows the effect of the restatement on the interim condensed consolidated balance sheet as previously reported in the Quarterly Report on form 10-Q ended March 31, 2003:


                                                                MARCH 31, 2003                          DECEMBER 31, 2002
                                                       --------------------------------        --------------------------------
                                                           AS            AS PREVIOUSLY            AS             AS PREVIOUSLY
                                                        RESTATED            REPORTED           RESTATED             REPORTED
                                                       ----------        --------------        ----------        --------------

Cash and cash equivalents                              $  124,952        $      124,321        $  147,000        $      139,209
Loans held for investment                               1,979,438             1,964,521         1,943,561             1,910,565
Accrued interest receivable                                12,296                12,188            15,800                15,637
Premises and equipment, net                                53,857                53,313            56,704                54,919
Other assets                                              141,571               141,548           197,732               197,695
Assets related to discontinued operations                      --                16,223                --                42,772

Demand deposits:
   Noninterest-bearing                                 $  964,014        $      952,776        $1,016,818        $      991,271
   Interest-bearing                                       882,115               859,389           919,477               867,942
Certificates of deposit and other time deposits           683,551               674,165           736,777               673,689
Accrued interest payable and other liabilities             46,888                46,836            44,252                44,082
Liabilities related to discontinued operations                 --                43,402                --               140,340

         The following table shows the effect of the restatement on the interim condensed consolidated income statements as previously reported in the Quarterly Report on form 10-Q ended March 31, 2003 :

                                                                  FOR THE THREE MONTHS         FOR THE THREE MONTHS
                                                                  ENDED MARCH 31, 2003         ENDED MARCH 31, 2002
                                                               -------------------------     -------------------------
                                                                 AS        AS PREVIOUSLY       AS         AS PREVIOUSLY
                                                               RESTATED       REPORTED       RESTATED       REPORTED
                                                               --------     ------------     --------     ------------
Interest income:
   Loans, including fees                                       $ 40,024     $     39,480     $ 34,814     $     34,197
Interest expense:
   Demand deposits and savings deposits                           1,461            1,357        2,380            2,208
   Certificates and other time deposits                           4,226            3,932        4,512            4,120
Noninterest income:
   Customer service fees                                          4,314            3,963        4,102            3,669
   Other noninterest income                                       9,301            5,826        4,659            4,554
Noninterest expense:
   Salaries and employee benefits                                25,288           24,849       19,069           18,645
   Occupancy expense                                              6,601            6,520        5,182            5,089
   Technology                                                     1,493            1,485        1,214            1,201
   Other noninterest expense                                      8,743            8,417        6,547            6,398
Income from continuing operations before income taxes            17,087           13,969       12,254           12,342
Provision for income taxes from continuing operations             5,850            4,759        3,956            3,985
Income from continuing operations                                11,237            9,210        8,298            8,357
Income (loss) from discontinued operations
   before income taxes                                               --            3,118           --              (88)
   Provision (benefit) for income taxes                              --            1,091           --              (29)
   Income (loss) from discontinued operations                        --            2,027           --              (59)

Earnings per share from continuing operations:
   Basic                                                       $   0.26     $       0.21     $   0.19     $       0.19
   Diluted                                                     $   0.25     $       0.21     $   0.19     $       0.19

         The following table shows the effect of the restatement on the interim condensed consolidated statement of cash flows as previously reported in the Quarterly Report on form 10-Q ended March 31, 2003:


                                                                        FOR THE THREE MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                                               MARCH 31, 2003                MARCH 31, 2002
                                                                        --------------------------     --------------------------
                                                                          AS         AS PREVIOUSLY        AS        AS PREVIOUSLY
                                                                        RESTATED        REPORTED       RESTATED        REPORTED
                                                                        ---------     ------------     ---------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from continuing operations                                $  11,237     $      9,210     $   8,298     $      8,357
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Amortization and accretion of premiums and discounts on               2,371            2,371            18               18
         securities, net
      Gain on the sale of the Eagle Pass banking office                    (3,382)              --            --               --
      Depreciation and amortization                                         2,744            2,704         2,486            2,486
      Net (increase) decrease in accrued interest receivable and
         other assets                                                      59,604           63,203        (9,798)          (9,772)
      Net increase in accrued interest payable and other liabilities        3,217            3,178         6,228            6,246

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans in loans held for investment                     (58,806)         (60,425)      (40,659)         (40,991)
   Proceeds from the sale of the Eagle Pass banking office3                 6,952               --            --               --
   Cash and cash equivalents sold with the Eagle Pass banking office      (78,138)              --            --               --
   Proceeds from sale of premises and equipment                               281              266           558              558
   Purchase of premises and equipment                                      (1,250)          (1,250)       (2,701)          (2,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                            (47,667)         (46,572)        7,529            5,616

Net cash provided by (used in) discontinued operations                         --          (68,362)           --            2,488
Cash and cash equivalents at beginning of year                            147,000          139,209       148,295          141,399
Cash and cash equivalents at end of year                                  124,952          124,321       133,523          127,278

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operation" reflects certain restatements to the Company's previously reported interim condensed consolidated financial statements for the quarter ended March 31, 2003. (See "Restatement of Financial Statements" below).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss future expectations, activities or events and by their nature, they are subject to risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Forward-looking statements speak only as of the date they are made. The Company will not update these forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Many possible factors could affect the Company's future financial performance and actual results may differ materially from what is expressed in any forward-looking statement. Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include, but are not limited to, the following: general business and economic conditions in the markets the Company serves may be less favorable than anticipated which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments; the Company's liquidity requirements could be adversely affected by changes in its assets and liabilities; legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry; competitive factors, including product and pricing pressures among financial services organizations, may increase; and changes in fiscal and governmental policies of the United States federal government could have an adverse effect on the Company's business. For additional discussion of such risks, uncertainties and assumptions, see the Company's Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

CRITICAL ACCOUNTING POLICIES

The Company's accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note A to the consolidated financial statements in the 2002 Annual Report. The Company believes that of its significant accounting policies, the allowance for credit losses may involve a higher degree of judgment and complexity.

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

RESTATEMENT OF FINANCIAL STATEMENTS

As discussed in Note 9, the accompanying interim condensed consolidated financial statements for the quarter ended March 31, 2003 and 2002 have been restated so that the pending sales of our banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall and the financial results and condition pertaining to these four (4) South Texas banking offices are not separately reported as discontinued operations. The Company had previously reported the pending sales of these four (4) banking offices and their related financial results and condition as discontinued operations. The restatement no longer separately reports these banking offices and their respective financial results and condition as discontinued operations and reflects all required adjustments. Net income, basic and diluted earnings per share and shareholders' equity for the previously reported period were not affected by the restatement. The accompanying management's discussion and analysis gives effect to the restatement.

SIGNIFICANT DEVELOPMENTS

On July 12, 2002, the Company entered into a definitive agreement to sell three offices in south Texas to an investor group headed by the current executive officers of the three locations. As of March 31, 2003, the three offices, Carrizo Springs, Crystal City and Pearsall, had combined assets of $16.2 million, loans of

$14.9 million and deposits of $43.4 million. The sale of these three banking offices was completed on May 8, 2003. Assets of $16.6 million, loans of $15.2 million and deposits of $42.1 million were sold in the transaction. A before-tax net gain of $3.2 million related to the sale of the Eagle Pass banking office was recorded in the first quarter of 2003.

On March 20, 2003, the Bank sold its banking office located in Eagle Pass, Texas to South Texas National Bank of Laredo. Assets of $18.7 million, loans of $16.8 million and deposits of $95.7 million were sold in the transaction. A before-tax loss of $142 thousand was recorded on the sale during the second quarter of 2003.

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

NON-GAAP PRESENTATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles ("GAAP"). Management uses these non-GAAP measures in their analysis of the business and its performance. In particular, net interest income and net interest margin are as reflected in the Consolidated Yield Analysis table are calculated on both a GAAP based measurement and on a fully tax-equivalent basis ("FTE"). Management believes that these measures calculated on a FTE basis provide a useful picture of net interest income and net interest margin for comparative purposes. The GAAP based measures do not take into consideration the tax-exempt status of certain income. Net interest income and net interest margin calculated on a FTE basis are determined by adjusting net interest income to reflect tax-exempt interest income on an equivalent before-tax basis. Non-GAAP information presented by other companies may not be comparable to that presented herein, since each company may define non-GAAP measured differently.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO SAME PERIOD IN  2002

NET INCOME - Net income for the three-month period ended March 31, 2003 was $11.2 million as compared to $8.3 million for the same period in 2002, an increase of approximately $2.9 million or 35.4%. Included in net income is a before-tax gain of $3.4 million related to the sale of the Eagle Pass office.

NET INTEREST INCOME - Net interest income for the three-month period ended March 31, 2003, was $37.1 million, as compared to $33.0 million for the same period in 2002, an increase of $4.2 million or 12.7%. The increase is primarily due to the average loan growth of 30.9%. The growth in average loans related to the acquisition of Eagle National was 2.9%. In November 2002, the Federal Reserve Bank decreased the discount rate 50 basis points. Consequently, the Bank's yields decreased in the first quarter of 2003 as a result of the Bank lowering its prime rate in the fourth quarter of 2002 in relation to the Federal Reserve decrease. While average earning assets for the period ended March 31, 2003 increased over a year ago, the yield decreased 87 basis points from 6.97% for the three-month period ended March 31, 2002, to 6.10% for the same period in 2003. As of March 31, 2003, average interest bearing liabilities were $2.1 billion, an increase of $418.2 million or 25.5% from March 31, 2002. Average interest bearing deposits at March 31, 2003 were $1.6 billion, an increase of 12.3% from March 31, 2002. The increase in average interest bearing deposits related to the acquisition of Eagle National was 2.9%. The cost of interest bearing liabilities decreased 52 basis points from 1.94% for the three months end March 31, 2002 to 1.42% during the same period in 2003. The decrease in the cost of interest bearing liabilities is primarily the result of the decrease in the Federal Reserve Bank's discount rate in November 2002. The Company's 5.11% net interest margin for the three months ended March 31, 2003 decreased from the 5.64% net interest margin recorded during the same period in 2002. Additionally, the Company's 5.16% tax equivalent net interest margin for the three months ended March 31, 2003 decreased from the 5.71% tax equivalent net interest margin recorded during the same period in 2002.

The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2003 and 2002, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                          THREE MONTHS ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)

                                                                  2003                                 2002
                                                    ------------------------------------   -------------------------------------
                                                     AVERAGE                     AVERAGE     AVERAGE                    AVERAGE
                                                     BALANCE        INTEREST      YIELD      BALANCE        INTEREST      YIELD
                                                    -----------    -----------   -------    -----------    -----------   -------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial
   institutions                                     $     1,149    $        19      6.71%   $     2,181    $        29      5.39%
Federal funds sold and securities
   purchased under agreements to resell                  16,293             47      1.17%        44,107            215      1.98%
Trading assets                                          121,181            862      2.88%       103,262          1,050      4.12%
Investment securities (taxable)                         260,308          2,724      4.24%       246,875          3,883      6.38%
Investment securities (tax-exempt)                       58,942            649      4.47%        72,633            781      4.36%
Loans held for sale (taxable)                           515,814          7,142      5.62%       227,239          4,076      7.27%
Loans held for investment (taxable)                   1,968,588         32,803      6.76%     1,670,009         30,655      7.44%
Loans (tax-exempt)                                        4,958             79      6.46%         5,138             83      6.55%
                                                    -----------    -----------   -------    -----------    -----------   -------
   Total Interest Earning Assets                      2,947,233         44,325      6.10%     2,371,444         40,772      6.97%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                 102,343                                  99,745
Premises and equipment, net                              56,045                                  54,096
Other assets                                            279,692                                 210,509
Allowance for credit losses                             (29,116)                                (23,758)
                                                    -----------                             -----------
   Total Noninterest Earning Assets                     408,964                                 340,592
                                                    -----------                             -----------

   TOTAL ASSETS                                     $ 3,356,197                             $ 2,712,036
                                                    ===========                             ===========
INTEREST BEARING LIABILITIES:
Demand and savings deposits                             921,551    $     1,461      0.64%   $   873,071    $     2,380      1.11%
Certificates and other time deposits                    714,873          4,226      2.40%       583,790          4,512      3.13%
Other borrowed funds                                    400,184          1,348      1.37%       161,353            726      1.82%
Notes payable                                            20,717            165      3.23%        20,879            203      3.94%
                                                    -----------    -----------   -------    -----------    -----------   -------
   Total Interest Bearing Liabilities                 2,057,325          7,200      1.42%     1,639,093          7,821      1.94%

NONINTEREST BEARING LIABILITIES:
Demand deposits                                         913,969                                 756,798
Other liabilities                                        49,159                                  35,173
                                                    -----------                             -----------
   Total Noninterest Bearing Liabilities                963,128                                 791,971

Trust preferred securities                               80,000                                  57,500
Shareholders' equity                                    255,744                                 223,472
                                                    -----------                             -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 3,356,197                             $ 2,712,036
                                                    ===========                             ===========

NET INTEREST INCOME & MARGIN                                       $    37,125      5.11%                  $    32,951      5.64%
                                                                   ===========   =======                   ===========   =======

NET INTEREST INCOME & MARGIN (TAX EQUIVALENT) (1)                  $    37,492      5.16%                  $    33,374      5.71%
                                                                   ===========   =======                   ===========   =======

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

NONINTEREST INCOME - Total noninterest income for the quarter ended March 31, 2003 was $33.4 million, as compared to $16.3 million for the same period in 2002, an increase of $17.1 million or 104.9%.

Noninterest income for the three months ended March 31, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                                        2003                                   2002
                                        ------------------------------------   ------------------------------------
                                        COMMERCIAL    MORTGAGE                 COMMERCIAL    MORTGAGE
                                          BANKING      BANKING     COMBINED      BANKING      BANKING     COMBINED
                                        ----------   ----------   ----------   ----------   ----------   ----------
Customer service fees                   $    4,314   $       --   $    4,314   $    4,102   $       --   $    4,102
Gain on sale of mortgage loans                  --       11,571       11,571           --        4,129        4,129
Mortgage origination income                     --        8,173        8,173           --        3,393        3,393
Gain on the sale of Eagle Pass office        3,382           --        3,382           --           --           --
Other                                        3,532        2,387        5,919        2,751        1,908        4,659
                                        ----------   ----------   ----------   ----------   ----------   ----------
                                        $   11,228   $   22,131   $   33,359   $    6,853   $    9,430   $   16,283
                                        ==========   ==========   ==========   ==========   ==========   ==========

COMMERCIAL BANKING SEGMENT - Noninterest income from commercial banking for the three-month period ended March 31, 2003 was $11.2 million, as compared to $6.9 million for the same period in 2002, an increase of $4.4 million or 63.8%. In March 2003, the Company sold the Eagle Pass banking office for a gain of $3.4 million. Customer service fees increased $212 thousand as a result in the growth in deposit transaction accounts and the acquisition of Eagle National in September 2002. During the first quarter of 2003, the Bank had a gain on the sale of securities of $374 thousand. Also the Bank had an increase of $226 thousand in gains on the sale of trading assets. For the first quarter of 2003, a premium of $175 thousand was recognized from the Company's sale of the guaranteed portion of SBA loans. The Bank began selling the guaranteed portion of SBA loans in the second quarter of 2002.

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

NONINTEREST EXPENSE - Noninterest expense increased $13.6 million or 39.7%, to $48.0 million for the three-month period ending March 31, 2003 as compared to $34.4 million for the same period in 2002.

Noninterest expense for the three months ended March 31, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                                          2003                                   2002
                                         -------------------------------------    ------------------------------------
                                         COMMERCIAL     MORTGAGE                  COMMERCIAL    MORTGAGE
                                           BANKING       BANKING     COMBINED       BANKING      BANKING     COMBINED
                                         ----------    ----------   ----------    ----------   ----------   ----------
Salaries and employee benefits           $   17,251    $    8,037   $   25,288    $   14,976   $    4,093   $   19,069
Occupancy expense                             3,752         2,849        6,601         3,677        1,505        5,182
Net loss and carrying costs of
real estate acquired by foreclosure              (6)           --           (6)           66           --           66
Mortgage servicing rights amortization           --         3,904        3,904            --          800          800
FDIC assessment                                 108            --          108            52           --           52
Technology                                    1,200           293        1,493         1,157           57        1,214
Postage and delivery charges                    597           409        1,006           563          167          730
Supplies                                        354           458          812           357          182          539
Professional fees                               694           225          919           614           95          709
Minority interest expense                     1,552           424        1,976         1,330          215        1,545
Other                                         4,141         1,763        5,904         3,597          854        4,451
                                         ----------    ----------   ----------    ----------   ----------   ----------
                                         $   29,643    $   18,362   $   48,005    $   26,389   $    7,968   $   34,357
                                         ==========    ==========   ==========    ==========   ==========   ==========

COMMERCIAL BANKING SEGMENT - Noninterest expenses related to commercial banking for the first quarter of 2003 were $29.6 million, as compared to $26.4 million for the same period in 2002, an increase of $3.3 million or 12.3%. Salaries and employee benefits from commercial banking for the three-month period ended March 31, 2003 were $17.3 million, as compared to $15.0 million for the same period in 2002, an increase of $2.3 million or 15.2%. Total full-time equivalent employees increased 6.7% from 973 at March 31, 2002 to 1,038 at March 31, 2003. Increased salaries and employee benefits expenses related to the acquisition of Eagle National were $335 thousand. Expenses related to hospital and medical insurance increased $284 thousand.

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

CASH AND CASH EQUIVALENTS - The Company had cash and cash equivalents of $125.0 million at March 31, 2003. Comparatively, the Company had $147.0 million in cash and cash equivalents on December 31, 2002, a decrease of $22.0 million.
..
TRADING ASSETS - The Company trades government guaranteed loans and pools. Trading assets as of March 31, 2003 were $100.3 million, a decrease of $42.6 million from December 31, 2002. These assets are generally held up to 120 days. The trading assets are carried at fair market value. The realized and unrealized gains and losses are included in income.

SECURITIES - The Company's securities portfolio as of March 31, 2003, totaled $288.8 million, as compared to $313.1 million on December 31, 2002, a decrease of $24.3 million or 7.8%. During the first quarter of 2003, the Bank sold $16.5 million of originator's fees. At March 31, 2003, the unrealized gain on the available for sale securities was $5.7 million.

LOANS HELD FOR SALE - Total loans held for sale decreased from $701.3 million at December 31, 2002 to $481.8 million at March 31, 2003, a decrease of $219.5 million, or 31.3%. These loans represent loans funded by the Bank through a mortgage warehouse line to SCMC. Due to the timing of the sales of loans to investors, the balance of these loans at any given time is somewhat volatile.

LOANS HELD FOR INVESTMENT - As of March 31, 2003, loans held for investment were $1.98 billion which was a $35.9 million increase from the balance of $1.94 billion at December 31, 2002. Loans sold with the Eagle Pass banking office totaled $16.5 million. At March 31, 2003, loans held for investment as a percentage of total assets and total deposits were 61.0% and 78.2%, respectively.

The following table summarizes the Company's held for investment loan portfolio by type of loan as of March 31, 2003 (in thousands):

                                                                 PERCENT OF
                                                   AMOUNT          TOTAL
                                                ------------    ------------
Commercial, financial and industrial            $    601,870           24.45%
Real estate - commercial                             653,643           26.56%
Real estate - residential mortgage                   197,606            8.03%
Real estate - construction                           383,459           15.58%
Foreign commercial and industrial                      6,586            0.27%
Consumer and other                                   136,276            5.54%
Unearned discounts                                        (2)           0.00%
                                                ------------    ------------
Total loans held for investment                    1,979,438           80.43%
Loans held for sale                                  481,789           19.57%
                                                ------------    ------------
Total loans                                     $  2,461,227          100.00%
                                                ============    ============

ALLOWANCE FOR CREDIT LOSSES - The following is a summary of the changes in the allowance for credit losses for the three months ended March 31, 2003 and March 31, 2002, respectively, (in thousands):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     -----------------------------
                                                         2003             2002
                                                     ------------     ------------
Allowance for credit losses, January 1,              $     27,621     $     22,927
Charge-offs                                                (3,468)          (2,179)
Recoveries                                                    311              427
Provision for credit losses                                 5,392            2,623
Allowance related to Eagle Pass divestiture                  (353)              --
                                                     ------------     ------------
Allowance for credit losses, March 31,               $     29,503     $     23,798
                                                     ============     ============
Net charge-offs as a percentage of average
  loans (annualized)                                         0.51%            0.37%
                                                     ============     ============
Provision for credit losses as a percentage of
  average loans (annualized)                                 0.88%            0.56%
                                                     ============     ============


The following is a summary of the relationship of the allowance for credit losses to total loans at March 31, 2003, and December 31, 2002 (in thousands):

                                                       MARCH 31,     DECEMBER 31,
                                                         2003            2002
                                                     ------------    ------------
Loans at period-end                                  $  2,461,227    $  2,644,862
Allowance for credit losses                          $     29,503    $     27,621
Allowance as a percent of period-end loans held
  for investment                                             1.20%           1.04%

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

The following table summarizes total nonperforming assets and potential problem loans at December 31, 2002 and at March 31, 2003:

                                                          MARCH 31,     DECEMBER 31,
                                                            2003            2002
                                                        ------------    ------------
                                                               (IN THOUSANDS)

Nonaccrual loans                                        $     20,569    $     19,654
Restructured loans                                                --              --
                                                        ------------    ------------
  Total nonperforming loans                                   20,569          19,654
Other real estate ("ORE") and other foreclosed assets          5,274           3,424
                                                        ------------    ------------
  Total nonperforming assets                            $     25,843    $     23,078
                                                        ============    ============

Total nonperforming assets as a % of loans,
  ORE and other foreclosed assets                               1.05%           0.87%

Allowance for credit losses as a percentage of
  nonperforming assets                                        114.16%         119.69%

Accruing loans past due 90 days or more                          334             984

Potential problem loans, other than those shown
  above as nonperforming                                $     65,897    $     62,189

PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation, as of March 31, 2003, was $53.9 million, as compared to $56.7 million as of December 31, 2002, a decrease of $2.8 million. Premises and equipment sold with the Eagle Pass banking office were $1.2 million.

DEPOSITS - Total deposits as of March 31, 2003, were $2.53 billion, as compared to $2.67 billion on December 31, 2002, a decrease of $143.4 million. Deposits sold with the Eagle Pass banking office were $95.7 million. The percentage of noninterest bearing deposits to total deposits as of March 31, 2003 was 38.1%.


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

ITEM 4. CONTROLS AND PROCEDURES.

Based on their evaluation of the Company's disclosure controls and procedures as of March 31, 2003, the Chief Executive Officer and Chief Financial Officer of the Company have each concluded that as of the evaluation date, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting during the quarter ending March 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         10.1-- First Amendment to Credit Agreement dated February 2, 2003 made by and between the Company and Wells Fargo Bank, National Association regarding a line of credit of $20,000,000. [Incorporated by reference to Exhibit 10.6 of the Company's Annual Report of Form 10-K for the year ended December 31, 2002.]

         11  --   Statement Regarding Computation of Earnings Per Share
                  (included as Note(2) to Interim Consolidated Financial
                  Statements on page 5 of this Amendment No. 1 to Quarterly
                  Report on Form 10-Q/A).

         *31.1 Certification of J. Downey Bridgwater, President and Chief Executive Officer, as required pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         *31.2 Certification of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STERLING BANCSHARES, INC.
                                            -------------------------
                                                  (Registrant)


DATE:    November 14, 2003                  BY: /s/ J. Downey Bridgwater
      ----------------------                    --------------------------------
                                                J. DOWNEY BRIDGWATER
                                                PRESIDENT AND
                                                CHIEF EXECUTIVE OFFICER


DATE:    November 14 2003                   BY: /s/ Stephen C. Raffaele
      ----------------------                    --------------------------------
                                                STEPHEN C. RAFFAELE
                                                EXECUTIVE VICE PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

EXHIBIT  DESCRIPTION
-------  -----------

10.1-- First Amendment to Credit Agreement dated February 2, 2003 made by and between the Company and Wells Fargo Bank, National Association regarding a line of credit of $20,000,000. [Incorporated by reference to Exhibit 10.6 of the Company's Annual Report of Form 10-K for the year ended December 31, 2002.]

11       Statement Regarding Computation of Earnings Per Share (included as Note
         (2) to Interim Consolidated Financial Statements on page 5 of this
         Amendment No. 1 to Quarterly Report on Form 10-Q/A).

*31.1    Certification of J. Downey Bridgwater, President and Chief Executive
         Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2    Certification of Stephen C. Raffaele, Executive Vice President and
         Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

*As filed herewith.