Form 10-Q/A
period 2003-06-30
STERLING BANCSHARES INC
filed 2003-11-14
CIK 891098

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   -----------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                          -----                -----

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        ----------------    ----------------

                         Commission File Number: 0-20750

                            STERLING BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


               TEXAS                                     74-2175590
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                 Identification Number)

   2550 NORTH LOOP WEST, SUITE 600
             HOUSTON, TEXAS                                 77092
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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Sterling Bancshares, Inc. (the "Company") for the quarterly period ended June 30, 2003 (the "Original Form 10-Q") is to restate the Company's interim condensed consolidated financial statements as of and for the quarterly period ended June 30, 2003 and to revise related disclosures in the Original Form 10-Q. This restatement is described in detail in Note 10 to the interim condensed consolidated financial statements. On October 21, 2003, in connection with the Company's earnings release for the quarter ending September 30, 2003, we issued a press release that described our intention to restate these interim condensed consolidated financial statements. We filed the press release as an exhibit to our Current Report on Form 8-K filed October 21, 2003.

Subsequent to the issuance of our interim condensed consolidated financial statements as of June 30, 2003 and the filing of the Original Form 10-Q, we determined that the sales of our banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall and the financial results and condition pertaining to these offices should not have been separately reported as discontinued operations. The Company initially determined that the sales of the banking offices met the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", for presentation as discontinued operations. However, after further consideration, we have determined that the sales of the banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall do not meet such requirements. Net income, basic and diluted earnings per share and shareholders' equity were not affected by such presentation. As a result of our determination, we have determined it necessary to amend the Original Form 10-Q so that the financial results and condition pertaining to these banking offices are not separately reported as discontinued operations.

This Amendment No. 1 amends and restates in its entirety Part I, Items 1, 2 and 4, and Part II, Item 6 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 10 to the interim condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               JUNE 30,      DECEMBER 31,
                                                                                 2003             2002
                                                                            -------------    -------------
                                                                                      (UNAUDITED)
                                                                                 (AS RESTATED, NOTE 10)
ASSETS
Cash and cash equivalents                                                   $     156,674    $     147,000
Interest-bearing deposits in financial institutions                                 1,239            1,302
Trading assets                                                                    137,784          142,803
Available-for-sale securities, at fair value                                      225,785          251,165
Held-to-maturity securities, at amortized cost                                     53,473           61,889
Loans held for sale                                                               604,337          701,301
Loans held for investment                                                       2,042,149        1,943,561
Allowance for credit losses                                                       (31,574)         (27,248)
                                                                            -------------    -------------
   Loans held for investment, net                                               2,010,575        1,916,313
Accrued interest receivable                                                        12,125           15,800
Real estate acquired by foreclosure                                                 4,736            3,358
Premises and equipment, net                                                        46,688           51,645
Goodwill, net                                                                      50,354           55,666
Other assets                                                                       99,987          178,444
Assets related to discontinued operations                                          41,409           56,059
                                                                            -------------    -------------
TOTAL ASSETS                                                                $   3,445,166    $   3,582,745
                                                                            =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
   Noninterest-bearing                                                      $   1,030,942    $   1,016,818
   Interest-bearing                                                               869,760          919,477
Certificates of deposit and other time deposits                                   693,114          736,777
                                                                            -------------    -------------
   Total deposits                                                               2,593,816        2,673,072
Other borrowed funds                                                              402,800          509,590
Notes payable                                                                      18,694           21,430
Subordinated debt                                                                  49,254               --
Accrued interest payable and other liabilities                                      5,561           16,920
Liabilities related to discontinued operations                                     33,527           32,406
                                                                            -------------    -------------
   Total liabilities                                                            3,103,652        3,253,418

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS                                 80,000           80,000

Shareholders' equity:
   Convertible preferred stock, $1 par value, 1 million shares authorized              20               59
   Common stock, $1 par value, 100 million shares authorized                       44,159           43,983
   Capital surplus                                                                 45,611           44,633
   Retained earnings                                                              168,576          156,664
   Accumulated other comprehensive income--net unrealized gain on
      available-for-sale securities, net of tax                                     3,148            3,988
                                                                            -------------    -------------
      Total shareholders' equity                                                  261,514          249,327
                                                                            -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   3,445,166    $   3,582,745
                                                                            =============    =============



SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                         THREE MONTHS          SIX MONTHS
                                                                         ENDED JUNE 30,       ENDED JUNE 30,
                                                                       2003        2002       2003      2002
                                                                     --------    --------   --------   --------
                                                                                     (UNAUDITED)
                                                                               (AS RESTATED, NOTE 10)
Interest income:
  Loans, including fees                                              $ 41,172    $ 37,137   $ 81,196   $ 71,951
  Securities:
    Taxable                                                             2,201       3,767      4,925      7,650
    Tax-exempt                                                            595         739      1,244      1,520
  Federal funds sold                                                       39         124         86        339
  Trading assets                                                          871         917      1,733      1,967
  Deposits in financial institutions                                       17          30         36         59
                                                                     --------    --------   --------   --------
    Total interest income                                              44,895      42,714     89,220     83,486

Interest expense:
  Demand and savings deposits                                           1,288       2,332      2,749      4,712
  Certificates and other time deposits                                  3,827       4,032      8,053      8,544
  Other borrowed funds                                                  1,578         995      2,926      1,721
  Note payable                                                            155         197        320        400
  Subordinated debt                                                       716          --        716         --
                                                                     --------    --------   --------   --------
    Total interest expense                                              7,564       7,556     14,764     15,377
                                                                     --------    --------   --------   --------
    NET INTEREST INCOME                                                37,331      35,158     74,456     68,109

      Provision for credit losses                                       6,098       3,088     10,548      5,711
                                                                     --------    --------   --------   --------
    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES              31,233      32,070     63,908     62,398

Noninterest income:
  Customer service fees                                                 3,986       4,150      8,300      8,252
  Net gain on sale of banking offices                                    (142)         --      3,240         --
  Other                                                                 3,195       3,308      6,727      6,059
                                                                     --------    --------   --------   --------
      Total noninterest income                                          7,039       7,458     18,267     14,311

Noninterest expense:
  Salaries and employee benefits                                       16,082      15,562     33,333     30,538
  Occupancy expense                                                     3,960       3,835      7,712      7,512
  Technology                                                            1,229       1,275      2,429      2,432
  Postage and delivery charges                                            522         556      1,119      1,119
  Supplies                                                                332         291        686        648
  Professional fees                                                     1,289       1,250      1,983      1,864
  Minority interest expense:
    Company-obligated mandatorily redeemable trust preferred
    securities of subsidiary trusts                                     1,549       1,325      3,101      2,655
Other                                                                   4,090       3,805      8,333      7,520
                                                                     --------    --------   --------   --------
    Total noninterest expense                                          29,053      27,899     58,696     54,288

    INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               9,219      11,629     23,479     22,421
      Provision for income taxes                                        3,028       3,709      7,747      7,064
                                                                     --------    --------   --------   --------
    INCOME FROM CONTINUING OPERATIONS                                   6,191       7,920     15,732     15,357

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES     (2,534)      2,459        293      3,921
      Provision (benefit) for income taxes                               (984)        996        147      1,597
                                                                     --------    --------   --------   --------
    INCOME (LOSS) FROM DISCONTINUED OPERATIONS                         (1,550)      1,463        146      2,324
                                                                     --------    --------   --------   --------
    NET INCOME                                                       $  4,641    $  9,383   $ 15,878   $ 17,681
                                                                     ========    ========   ========   ========

EARNINGS PER SHARE:
  Basic                                                              $   0.11    $   0.21   $   0.36   $   0.40
                                                                     ========    ========   ========   ========
  Diluted                                                            $   0.10    $   0.21   $   0.36   $   0.40
                                                                     ========    ========   ========   ========

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
  Basic                                                              $   0.14    $   0.18   $   0.36   $   0.35
                                                                     ========    ========   ========   ========
  Diluted                                                            $   0.14    $   0.18   $   0.35   $   0.34
                                                                     ========    ========   ========   ========


SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                                2003             2002
                                                                                            -----------       -----------
                                                                                                     (UNAUDITED)
                                                                                               (AS RESTATED, NOTE 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                                         $    15,732       $    15,357
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
      Amortization and accretion of premiums and discounts on securities, net                     3,182                56
      Net gain on the sale of assets                                                               (382)             (100)
      Net gain on the sale of trading assets                                                       (974)             (309)
      Gain on the sale of the Eagle Pass banking office                                          (3,382)               --
      Loss on the sale of the South Texas banking offices                                           142                --
      Provision for credit losses                                                                10,548             5,711
      Write-downs, less gains on sale, of real estate acquired by foreclosure and                  (239)               34
      repossessed assets
      Depreciation and amortization                                                               4,485             4,505
      Net decrease (increase) in loans held for sale                                             96,964          (173,129)
      Net decrease in accrued interest receivable and other assets                               82,131            17,142
      Net decrease in accrued interest payable and other liabilities                            (11,835)             (339)
                                                                                            -----------       -----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS          196,372          (131,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in securities purchased under agreements to resell                                    --             9,514
  Proceeds from maturity and paydowns of held-to-maturity securities                              8,333            10,196
  Proceeds from the sale of available-for-sale securities                                        16,870             6,810
  Proceeds from maturity and paydowns of available-for-sale securities                          100,490            57,294
  Purchases of available-for-sale securities                                                    (95,990)          (53,482)
  Proceeds from the sale of trading assets                                                      259,867           253,491
  Purchases of trading assets                                                                  (255,965)         (237,805)
  Proceeds from principal paydowns of trading securities                                          2,091             5,767
  Net increase in loans held for investment                                                    (140,900)          (98,714)
  Proceeds from sale of real estate acquired by foreclosure                                       3,281               890
  Net decrease in interest-bearing deposits in financial institutions                                63               159
  Proceeds from sale of Eagle Pass banking office                                                 6,952                --
  Cash and cash equivalents sold with the Eagle Pass banking office                             (78,138)               --
  Proceeds from sale of South Texas banking offices                                               1,600                --
  Cash and cash equivalents sold with the South Texas banking offices                           (26,323)               --
  Proceeds from sale of premises and equipment                                                      781             1,307
  Purchase of premises and equipment                                                             (1,770)           (4,488)
                                                                                            -----------       -----------
      NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS                         (198,758)          (49,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                               58,580            53,556
  Repayment of notes payable                                                                     (2,736)               --
  Issuance of subordinated debt                                                                  49,940                --
  Net decrease (increase) in repurchase agreements/funds purchased                             (106,790)          106,671
  Proceeds from issuance of common stock and preferred stock                                      1,116             1,515
  Dividends paid                                                                                 (3,967)           (3,510)
                                                                                            -----------       -----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS             (3,857)          158,232

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                           15,917            (3,153)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              9,674           (25,054)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                           147,000           148,295
                                                                                            -----------       -----------
  End of period                                                                             $   156,674       $   123,241
                                                                                            ===========       ===========

SUPPLEMENTAL INFORMATION:
  Income taxes paid                                                                         $    14,489       $     5,800
                                                                                            ===========       ===========
  Interest paid                                                                             $    14,418       $    16,546
                                                                                            ===========       ===========
  Noncash investing and financing activities:
    Acquisitions of real estate through foreclosure of collateral                           $     4,420       $     1,455
                                                                                            ===========       ===========



SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in Amendment No. 1 to the Annual Report on Form 10-K/A of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 2002. Certain reclassifications have been made to prior year amounts to conform to current period presentation, as restated. All reclassifications have been applied consistently for the periods presented and had no effect on net income or stockholders' equity.

2.       EARNINGS PER COMMON SHARE

         Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                        2003            2002           2003            2002
                                                    ----------       ----------      ----------      ----------
                                                      AMOUNT           AMOUNT          AMOUNT          AMOUNT
                                                    ----------       ----------      ----------      ----------
Income from continuing operations                   $    6,191       $    7,920      $   15,732      $   15,357
  Income (loss) from discontinued operations            (1,550)           1,463             146           2,324
                                                    ----------       ----------      ----------      ----------
Net income                                          $    4,641       $    9,383      $   15,878      $   17,681
                                                    ==========       ==========      ==========      ==========
Basic:
  Weighted average shares outstanding                   44,101           43,849          44,044          43,814
Diluted:
  Add incremental shares for:
    Assumed exercise of outstanding options                622              850             636             828
    Assumed conversion of preferred stock                   21               98              40              89
                                                    ----------       ----------      ----------      ----------
Total                                                   44,744           44,797          44,720          44,731
                                                    ==========       ==========      ==========      ==========

Earnings per share from continuing operations:
  Basic                                             $     0.14       $     0.18      $     0.36      $     0.35
                                                    ==========       ==========      ==========      ==========
  Diluted                                           $     0.14       $     0.18      $     0.35      $     0.34
                                                    ==========       ==========      ==========      ==========
Earnings per share:
  Basic                                             $     0.11       $     0.21      $     0.36      $     0.40
                                                    ==========       ==========      ==========      ==========
  Diluted                                           $     0.10       $     0.21      $     0.36      $     0.40
                                                    ==========       ==========      ==========      ==========

3.       SHAREHOLDERS' EQUITY

         The following table displays the changes in shareholders' equity for the three-month and six-month periods ended June 30, 2003 and 2002 (in thousands):

                                                   THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                   2003                 2002                  2003                   2002
                                            -----------------    ------------------    --------------------    ------------------
Equity, beginning of period                          $258,394              $224,002                $249,327              $217,369
  Comprehensive income:
    Net income                              $4,641               $9,383                $15,878                 $17,681
    Net change in net unrealized gains
      on available-for-sale securities        (558)               1,166                   (840)                    717
                                            ------               ------                -------                 -------
      Total comprehensive income                        4,083                10,549                  15,038                18,398
  Issuance of common stock                              1,022                   978                   1,116                 1,273
  Issuance of preferred stock                              --                    --                      --                   242
  Cash dividends paid                                  (1,985)               (1,757)                 (3,967)               (3,510)
                                                     --------              --------                --------              --------
Equity, end of period                                $261,514              $233,772                $261,514              $233,772
                                                     ========              ========                ========              ========

4.       SEGMENTS

         The Company has two reportable operating segments: commercial banking and mortgage banking. Sterling Bank (the "Bank") has an 80 percent ownership interest in Sterling Capital Mortgage Company ("SCMC") and reports its financial position and results of operations on a consolidated basis. The commercial banking and mortgage banking segments are managed separately because each business requires different marketing strategies and each offers different products and services. In accordance with a determination made by the Board of Directors in the second quarter of 2003 to sell SCMC, the Company reported the operations of SCMC as discontinued operations. On July 16, 2003, the Company and the Bank entered into a definitive agreement with RBC Mortgage Company to sell the Bank's 80% indirect interest in SCMC. The business related to SCMC is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this document. In addition, the assets and liabilities of SCMC are stated separately as discontinued operations. Details of SCMC's results of operations are disclosed in footnote 5.

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

         The business related to SCMC is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this document. The results of SCMC are presented as discontinued operations in a separate category on the income statement following results from continuing operations. The income from discontinued operations for the six months ended June 30, 2003 and 2002, respectively, is as follows (in thousands):

                                                                 SIX MONTHS ENDED
                                                             -----------------------
                                                               2003           2002
                                                             --------       --------
Net interest income (loss) after
  provision for credit losses                                $ (3,708)      $     --

Noninterest income:
  Gain on sale of mortgage loans                               25,384         11,670
  Mortgage origination income                                  17,595          9,006
  Other                                                         5,175          4,384
                                                             --------       --------
      Total noninterest income                                 48,154         25,060

Noninterest expense:
  Salaries and employee benefits                               16,141         11,775
  Occupancy expense                                             6,064          3,460
  Mortgage servicing rights amortization and impairment        15,460          1,842
  Technology                                                      579            121
  Postage and delivery charges                                    833            407
  Supplies                                                        925            579
  Professional fees                                               432            182
  Minority interest expense:
    Sterling Capital Mortgage Company                              37            581
Other                                                           3,682          2,192
                                                             --------       --------
      Total noninterest expense                                44,153         21,139

      Income from discontinued operations
        before income taxes                                       293          3,921
        Provision for income taxes                                147          1,597
                                                             --------       --------
      Income from discontinued operations                    $    146       $  2,324
                                                             ========       ========

         The assets and liabilities of SCMC are stated separately as discontinued operations as of June 30, 2003 and December 31, 2002 on the Consolidated Balance Sheet. The major asset and liability categories of discontinued operations are as follows (in thousands):

                                                              JUNE 30,       DECEMBER 31,
                                                                2003             2002
                                                            -----------      -----------
                                                            (UNAUDITED)      (UNAUDITED)
Premises and equipment, net                                 $     7,042      $     5,059
Mortgage servicing rights                                        15,480           26,467
Goodwill, net                                                     6,202            5,618
Other assets                                                     12,685           18,915
                                                            -----------      -----------
Assets related to discontinued operations                   $    41,409      $    56,059
                                                            ===========      ===========

Other liabilities                                           $    28,417      $    27,332
Minority interest in Sterling Capital Mortgage Company            5,110            5,074
                                                            -----------      -----------
Liabilities related to discontinued operations              $    33,527      $    32,406
                                                            ===========      ===========

6.       DISPOSITIONS OF BANKING OFFICES

         On October 29, 2002, the Bank entered into an agreement to sell its banking office located in Eagle Pass, Texas. On March 20, 2003, the Bank completed the sale of its banking office located in Eagle Pass, Texas to South Texas National Bank of Laredo. Assets of $18.7 million, loans of $16.8 million and deposits of $95.7 million were sold in the transaction. A before-tax gain of $3.4 million related to the sale of the Eagle Pass banking office was recorded in the first quarter of 2003.

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

7.       STOCK OPTIONS

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

         The following table shows information related to stock-based compensation in both the reported and pro forma earnings per share amounts (dollars in thousands except for per shares):


                                                       THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                           2003             2002              2003             2002
                                                      ------------      ------------      ------------      ------------
Net income, as reported                               $      4,641      $      9,383      $     15,878      $     17,681

Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                             224               261               483               521

                                                      ------------      ------------      ------------      ------------
Pro Forma net income                                  $      4,417      $      9,122      $     15,395      $     17,160
                                                      ============      ============      ============      ============

Earnings per share:
    Basic - as reported                               $       0.11      $       0.21      $       0.36      $       0.40
                                                      ============      ============      ============      ============
    Basic - pro forma                                 $       0.10      $       0.21      $       0.35      $       0.39
                                                      ============      ============      ============      ============

    Diluted - as reported                             $       0.10      $       0.21      $       0.36      $       0.40
                                                      ============      ============      ============      ============
    Diluted - pro forma                               $       0.10      $       0.20      $       0.34      $       0.38
                                                      ============      ============      ============      ============

8.       INTANGIBLE ASSETS AND GOODWILL

         The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the six months ended June 30, 2003 are as follows (in thousands):

(Unaudited)                                                                      SOUTH
                                   HOUSTON       SAN ANTONIO      DALLAS         TEXAS            TOTAL
                                 -----------     -----------    -----------    -----------     -----------
Balance, January 1, 2002         $    29,641     $    15,079    $        --    $     5,312     $    50,032
  Purchase price adjustment              (28)             --             --             --             (28)
  Eagle National acquisition              --              --          5,662             --           5,662
                                 -----------     -----------    -----------    -----------     -----------
Balance, December 31, 2002            29,613          15,079          5,662          5,312          55,666
  Sale of Eagle Pass office               --              --             --         (3,570)         (3,570)
  Sale of South Texas offices             --              --             --         (1,742)         (1,742)
                                 -----------     -----------    -----------    -----------     -----------
Balance, June 30, 2003           $    29,613     $    15,079    $     5,662    $        --     $    50,354
                                 ===========     ===========    ===========    ===========     ===========


         The changes in the carrying amounts of intangible assets other than goodwill for the year ended December 31, 2002 and six months ended June 30, 2003 are as follows (in thousands):

                                         CORE
(Unaudited)                            DEPOSIT
                                     INTANGIBLE
                                     ----------
Balance, January 1, 2002             $    2,036
  Amortization                             (426)
  Eagle National acquisition               486
                                     ----------
Balance, December 31, 2002                2,096
  Amortization                             (228)
                                     ----------
Balance, June 30, 2003               $    1,868
                                     ==========


9.       RECENT ACCOUNTING PRONOUNCEMENTS

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

10.      RESTATEMENT

         Subsequent to the filing of Form 10-Q for the quarter ended June 30, 2003, the Company determined that the sales of its banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall and the financial results and condition pertaining to these offices should not have been reported as discontinued operations. The Company initially determined that the sales of the banking offices met the requirements in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", for presentation as discontinued operations. However after further consideration, we have determined that the sales of the banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall do not meet such requirements. Net income, basic and diluted earnings per share and shareholders' equity were not affected by such presentation. The Company determined that it was necessary to amend the Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2003 and June 30, 2003 and the Annual Report on Form 10-K for the year ended 2002 so that the financial results and condition pertaining to these banking offices are not separately reported as discontinued operations.

         The following table shows the effect of the restatement on the interim condensed consolidated balance sheet as previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003:


                                                           DECEMBER 31, 2002
                                                   ------------------------------
                                                         AS         AS PREVIOUSLY
                                                      RESTATED         REPORTED
                                                   -------------    -------------
Cash and cash equivalents                          $     147,000    $     139,209
Loans held for investment                              1,943,561        1,910,565
Accrued interest receivable                               15,800           15,637
Premises and equipment, net                               51,645           49,860
Other assets                                             178,444          178,407
Assets related to discontinued operations                 56,059           98,831

Demand deposits:
    Noninterest-bearing                            $   1,016,818    $     991,271
    Interest-bearing                                     919,477          867,942
Certificates of deposit and other time deposits          736,777          673,689
                                                   -------------    -------------
    Total deposits                                     2,673,072        2,532,902
Accrued interest payable and other liabilities            16,920           16,750
Liabilities related to discontinued operations           32,406          172,746


         The following table shows the effect of the restatement on the interim condensed consolidated income statements for the three months ended June 30, 2002 and 2003 as previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003:

                                                                FOR THE THREE MONTHS               FOR THE THREE MONTHS
                                                                ENDED JUNE 30, 2003                 ENDED JUNE 30, 2002
                                                         -------------------------------     ------------------------------
                                                              AS           AS PREVIOUSLY           AS         AS PREVIOUSLY
                                                           RESTATED           REPORTED          RESTATED         REPORTED
                                                         -------------     -------------     -------------    -------------
Interest income:
  Loans, including fees                                  $      41,172     $      41,053     $      37,137    $      36,515
Interest expense:
  Demand deposits and savings deposits                           1,288             1,264             2,332            2,176
  Certificates and other time deposits                           3,827             3,807             4,032            3,677
Noninterest income:
  Customer service fees                                          3,986             3,908             4,150            3,749
  Other noninterest income                                       3,053             3,179             3,308            3,187
Noninterest expense:
  Salaries and employee benefits                                16,082            15,998            15,562           15,116
  Occupancy expense                                              3,960             3,931             3,835            3,739
  Technology                                                     1,229             1,229             1,275            1,265
  Postage and delivery charges                                     522               515               556              528
  Supplies                                                         332               328               291              277
  Professional fees                                              1,289             1,286             1,250            1,237
  Other noninterest expense                                      4,090             4,136             3,805            3,724
Income from continuing operations before income taxes            9,219             9,273            11,629           11,684
  Provision for income taxes                                     3,028             3,047             3,709            3,727
Income from continuing operations                                6,191             6,226             7,920            7,957
Income (loss) from discontinued operations
  before income taxes                                           (2,534)           (2,588)            2,459            2,404
  Provision (benefit) for income taxes                            (984)           (1,003)              996              978
Income (loss) from discontinued operations                      (1,550)           (1,585)            1,463            1,426

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
  Basic                                                  $        0.14     $        0.14     $        0.18    $        0.18
  Diluted                                                $        0.14     $        0.14     $        0.18    $        0.18

         The following table shows the effect of the restatement on the interim condensed consolidated income statements for the six months ended June 30, 2002 and 2003 as previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003:

                                                               FOR THE SIX MONTHS             FOR THE SIX MONTHS
                                                              ENDED JUNE 30, 2003            ENDED JUNE 30, 2002
                                                        -----------------------------   -----------------------------
                                                              AS        AS PREVIOUSLY        AS         AS PREVIOUSLY
                                                           RESTATED        REPORTED        RESTATED        REPORTED
                                                        -------------   -------------   -------------   -------------
Interest income:
  Loans, including fees                                 $      81,196   $      80,533   $      71,951   $      70,712
Interest expense:
  Demand deposits and savings deposits                          2,749           2,621           4,712           4,384
  Certificates and other time deposits                          8,053           7,739           8,544           7,797
Noninterest income:
  Customer service fees                                         8,300           7,871           8,252           7,418
  Other noninterest income                                      9,967           6,618           6,059           5,833
Noninterest expense:
  Salaries and employee benefits                               33,333          32,810          30,538          29,668
  Occupancy expense                                             7,712           7,602           7,512           7,323
  Technology                                                    2,429           2,421           2,432           2,409
  Postage and delivery charges                                  1,119           1,081           1,119           1,059
  Supplies                                                        686             660             648             618
  Professional fees                                             1,983           1,980           1,864           1,838
  Other noninterest expenses                                    8,333           8,106           7,520           7,351
Income from continuing operations before income taxes          23,479          20,415          22,421          22,564
  Provision for income taxes                                    7,747           6,675           7,064           7,111
Income from continuing operations                              15,732          13,740          15,357          15,453
Income (loss) from discontinued operations
  before income taxes                                             293           3,357           3,921           3,778
  Provision (benefit) for income taxes                            147           1,219           1,597           1,550
Income (loss) from discontinued operations                        146           2,138           2,324           2,228

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
  Basic                                                 $        0.36   $        0.31   $        0.35   $        0.35
  Diluted                                               $        0.35   $        0.31   $        0.34   $        0.35


         The following table shows the effect of the restatement on the interim condensed consolidated statements of cash flows as previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 :

                                                                       FOR THE SIX MONTHS               FOR THE SIX MONTHS
                                                                      ENDED JUNE 30, 2003              ENDED JUNE 30, 2002
                                                                ------------------------------    ------------------------------
                                                                     AS          AS PREVIOUSLY         AS          AS PREVIOUSLY
CASH FLOWS FROM OPERATING ACTIVITIES:                              RESTATED         REPORTED        RESTATED          REPORTED
                                                                -------------    -------------    -------------    -------------
  Income from continuing operations                             $      15,732    $      13,740    $      15,357    $      15,453
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
      Gain on the sale of the Eagle Pass banking office                (3,382)              --               --               --
      Loss on the sale of the South Texas banking offices                 142               --               --               --
      Depreciation and amortization                                     4,485            4,440            4,505            4,460
      Net decrease in accrued interest payable and other
        liabilities                                                   (11,835)         (11,876)            (339)            (305)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Eagle Pass banking office                       6,952               --               --               --
  Cash and cash equivalents sold with the Eagle Pass banking
    office                                                            (78,138)              --               --               --

  Proceeds from sale of South Texas banking offices                     1,600               --               --               --
  Cash and cash equivalents sold with the South Texas banking
    offices                                                           (26,323)              --               --               --
  Proceeds from sale of premises and equipment                            781              731            1,307            1,307
  Purchase of premises and equipment                                   (1,770)          (1,770)          (4,488)          (4,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                     58,580           60,914           53,556           53,194
NET CASH USED IN DISCONTINUED OPERATIONS                               15,917          (79,659)          (3,153)          (2,008)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    9,674           17,465          (25,054)         (24,675)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                 147,000          139,209          148,295          141,399
  End of period                                                       156,674          156,674          123,241          116,724

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operation" reflects certain restatements to the Company's previously reported interim condensed consolidated financial statements for the period ended June 30, 2003. (See "Restatement of Financial Statements" below).

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


RESTATEMENT OF FINANCIAL STATEMENTS

As discussed in Note 10, the accompanying interim condensed consolidated financial statements for the three months and six months periods ended June 30, 2003 and 2002 have been restated so that the sales of our banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall and the financial results and condition pertaining to these four (4) South Texas banking offices are not separately reported as discontinued operations. The Company had previously reported the sales of these four (4) banking offices and their related financial results and condition as discontinued operations. The restatement no longer separately reports these banking offices and their respective financial results and condition as discontinued operations and reflects all required adjustments. Net income, basic and diluted earnings per share and shareholders' equity for the previously reported period were not affected by the restatement. The accompanying management's discussion and analysis gives effect to the restatement.

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

On May 8, 2003, the Bank sold three banking offices in south Texas to an investor group headed by the current executive officers of the three locations. Assets of $16.6 million, loans of $15.2 million and deposits of $42.1 million were sold in the transaction. A before-tax loss of $142 thousand was recorded on the sale.

On March 20, 2003, the Bank sold its banking office located in Eagle Pass, Texas to South Texas National Bank of Laredo. Assets of $18.7 million, loans of $16.8 million and deposits of $95.7 million were sold in the transaction. A before-tax gain of $3.4 million related to the sale of the Eagle Pass banking office was recorded in the first quarter of 2003.

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

In July 2003, the Company and the Bank entered into a definitive agreement to sell the Bank's 80% indirect interest in SCMC. Revenues, operating costs and expenses, and other non-operating results from the discontinued operations of SCMC are excluded from the Company's results from continuing operations at and for the periods ending June 30, 2003 and December 31, 2002.

The assets and liabilities of SCMC are presented in the Company's interim condensed consolidated balance sheets in the line items "Assets related to discontinued operations" and "Liabilities related to discontinued operations" at December 31, 2002 and June 30, 2003. The financial results of SCMC are presented in the Company's interim condensed consolidated statements of income under the line items "Income (loss) from discontinued operations before income taxes" and "Income (loss) from discontinued operations" and in the Company's Consolidated Statements of Cash Flows as "Net cash used in discontinued operations" for each of the periods ending June 30, 2003 and December 31, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD IN  2002

NET INCOME - Net income for the six-month period ended June 30, 2003 was $15.9 million as compared to $17.7 million for the same period in 2002, a decrease of approximately $1.8 million or 10.2%. Included in net income is a before-tax net gain of $3.2 million related to the sales of the banking offices. Also a before-tax expense of $8.2 million was recorded by SCMC in June 2003 to reflect an impairment to the mortgage servicing rights. The impairment charge is included in loss from discontinued operations. Income from continuing operations for the six-month period ended June 30, 2003 was $15.7 million as compared to $15.4 million for the same period in 2002, an increase of approximately $375 thousand or 2.4%.

NET INTEREST INCOME - Net interest income for the six-month period ended June 30, 2003, was $74.5 million, as compared to $68.1 million for the same period in 2002, an increase of $6.3 million or 9.3%. The increase is primarily due to the average loan growth of 29.8%. The growth in average loans that was related to the acquisition of Eagle National was 2.5%.

While average earning assets for the period ended June 30, 2003 increased over a year ago, the average yield decreased 94 basis points from 6.95% for the six-month period ended June 30, 2002, to 6.01% for the same period in 2003. As of June 30, 2003, average interest bearing liabilities were $2.1 billion, an increase of $413.1 million or 24.8% from June 30, 2002. Average interest bearing deposits at June 30, 2003 were

$1.6 billion, an increase of 9.7% from June 30, 2002. The increase in average interest bearing deposits related to the acquisition of Eagle National was 2.8%. The cost of interest bearing liabilities decreased 43 basis points from 1.86% for the six months ended June 30, 2002 to 1.43% during the same period in 2003.

The Company's 5.01% net interest margin for the six months ended June 30, 2003 decreased from the 5.67% net interest margin recorded during the same period in 2002. Additionally, the Company's 5.06% tax equivalent net interest margin for the six months ended June 30, 2003 decreased from the 5.74% tax equivalent net interest margin recorded during the same period in 2002. In November 2002 and June 2003, the Federal Reserve Bank decreased the discount rate 50 basis points and 25 basis points, respectively. Since the Company's balance sheet is asset sensitive, the interest earning assets generally reprice more quickly than the interest bearing liabilities. Thus, the Company's net interest margin tends to increase in periods of rising interest rates in the market and decrease in periods of declining interest rates.

The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2003 and 2002, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                            SIX MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)

                                                                  2003                                   2002
                                                   -------------------------------------   -----------------------------------
                                                    AVERAGE                     AVERAGE     AVERAGE                   AVERAGE
                                                    BALANCE      INTEREST        YIELD      BALANCE      INTEREST      YIELD
                                                   ----------    ---------     ---------   ----------    ---------   ---------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial
  institutions                                     $    1,220    $      36          5.95%  $    2,266    $      59        5.25%
Federal funds sold and securities
  purchased under agreements to resell                 15,119           86          1.15%      35,617          339        1.92%
Trading assets                                        114,244        1,733          3.06%     101,821        1,967        3.90%
Investment securities (taxable)                       250,865        4,925          3.96%     242,626        7,650        6.36%
Investment securities (tax-exempt)                     56,601        1,244          4.43%      70,215        1,520        4.37%
Loans held for sale (taxable)                         567,100       15,604          5.55%     269,961        9,798        7.32%
Loans held for investment (taxable)                 1,985,866       65,439          6.65%   1,695,509       61,996        7.37%
Loans (tax-exempt)                                      4,743          153          6.51%       5,046          157        6.27%
                                                   ----------    ---------     ---------   ----------    ---------   ---------
  Total Interest Earning Assets                     2,995,758       89,220          6.01%   2,423,061       83,486        6.95%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                98,825                                  97,022
Premises and equipment, net                            49,423                                  51,883
Other assets                                          230,240                                 179,354
Allowance for credit losses                           (28,756)                                (24,014)
Assets related to discontinued operations              53,149                                  39,514
                                                   ----------                              ----------
  Total Noninterest Earning Assets                    402,881                                 343,759
                                                   ----------                              ----------

  TOTAL ASSETS                                     $3,398,639                              $2,766,820
                                                   ==========                              ==========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                           903,730    $   2,749          0.61%  $  878,743    $   4,712        1.08%
Certificates and other time deposits                  697,182        8,053          2.33%     580,393        8,544        2.97%
Other borrowed funds                                  435,603        2,926          1.35%     186,275        1,721        1.86%
Notes payable                                          20,252          320          3.19%      20,879          400        3.86%
Subordinated debt                                      22,621          716          6.38%          --           --        0.00%
                                                   ----------    ---------     ---------   ----------    ---------     -------
  Total Interest Bearing Liabilities                2,079,388       14,764          1.43%   1,666,290       15,377        1.86%

NONINTEREST BEARING LIABILITIES:
Demand deposits                                       931,769                                 780,822
Other liabilities                                      13,483                                  14,688
Liabilities related to discontinued operations         34,231                                  20,314
                                                   ----------                              ----------
  Total Noninterest Bearing Liabilities               979,483                                 815,824

Trust preferred securities                             80,000                                  57,500
Shareholders' equity                                  259,768                                 227,206
                                                   ----------                              ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $3,398,639                              $2,766,820
                                                   ==========                              ==========

NET INTEREST INCOME & MARGIN                                     $  74,456          5.01%                 $  68,109       5.67%
                                                                 =========     =========                  =========    =======
NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)(1)                 $  75,159          5.06%                 $  68,934       5.74%
                                                                 =========     =========                  =========    =======



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

NONINTEREST INCOME - Total noninterest income for the six months ended June 30, 2003 was $18.3 million, as compared to $14.3 million for the same period in 2002, an increase of $4.0 million or 27.6%. Noninterest income for the six months ended June 30, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                                      FOR THE SIX MONTHS ENDED
                                                    JUNE 30, 2003   JUNE 30, 2002
                                                    -------------   -------------
Customer service fees                               $       8,300   $       8,252
Bank owned life insurance                                   1,012           1,029
Debit card income                                             785             599
Gain on the sale of trading assets                            627             309
Gain on the sale of securities                                374              --
Gain on the sale of the Eagle Pass banking office           3,382              --
Sale of Community charter                                      --             150
Other                                                       3,787           3,972
                                                    -------------   -------------
                                                    $      18,267   $      14,311
                                                    =============   =============

Customer service fees for the six-month period end June 30, 2003 increased $48 thousand. An increase in customer service fees of $453 thousand as a result in the growth in deposit transaction accounts and the acquisition of Eagle National in September 2002 was offset by the reduction of service fees as a result of the sale of the banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall in 2003. The Bank recognized a gain of $3.4 million on the sale of Eagle Pass. During the six months ended quarter of 2003, the Bank had a gain on the sale of securities of $374 thousand. Also the Bank had an increase of $318 thousand in gains on the sale of trading assets. In June 2002, the Company sold the charter for Community Bank to Sabine State Bank & Trust Company for $150 thousand.

NONINTEREST EXPENSE - Noninterest expense increased $4.4 million or 8.1%, to $58.7 million for the six-month period ending June 30, 2003 as compared to $54.3 million for the same period in 2002. Noninterest expense for the six months ended June 30, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                                       FOR THE SIX MONTHS ENDED
                                                   JUNE 30, 2003    JUNE 30, 2002
                                                   -------------    -------------
Salaries and employee benefits                     $      33,333    $      30,538
Occupancy expense                                          7,712            7,512
Net (gain) loss and carrying costs of
    real estate acquired by foreclosure                     (211)              71
FDIC assessment                                              213              189
Technology                                                 2,429            2,432
Postage and delivery charges                               1,119            1,119
Supplies                                                     686              648
Professional fees                                          1,983            1,864
Minority interest expense:
  Company-obligated mandatorily redeemable trust
    preferred securities of subsidiary trusts              3,101            2,655
Marketing                                                  1,177              531
Other                                                      7,154            6,729
                                                   -------------    -------------
                                                   $      58,696    $      54,288
                                                   =============    =============

Salaries and employee benefits for the six-month period ended June 30, 2003 were $33.3 million, as compared to $30.5 million for the same period in 2002, an increase of $2.8 million or 9.2%. The increase is primarily related to merit increases, increased payroll taxes and increased hospital and medical insurance expenses. Additionally, salaries and employee benefits expenses related to the acquisition of Eagle National were $561 thousand.

Minority interest expense increased $446 thousand or 16.8% from the six months ended June 30, 2002 as compared to the same period in 2003. The increase is related to the interest due on the additional trust preferred securities issued in August 2002 and September 2002 offset by the redemption of trust preferred securities in November 2002.

The Company has increased its marketing and branding efforts through increased television and radio programming. As a result of these efforts, marketing expenses for the six-month period ended June 30, 2003 were $1.2 million, an increase of $646 thousand or 123.5% from $531 thousand for the same period in 2002.

PROVISION FOR INCOME TAXES - The aggregate provision for income taxes as a percent of total income before taxes decreased from 33.2% for the six months of 2002 to 32.9% for the same period in 2003. The provision of income taxes as a percent of income from continuing operations before taxes was 31.5% for the six months ended June 30, 2002 as compared to 33.0% for the same period in 2003.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD IN 2002

NET INCOME - Net income for the three-month period ended June 30, 2003 was $4.6 million as compared to $9.4 million for the same period in 2002, a decrease of approximately $4.7 million or 50.5%. Income from continuing operations for the three-month period ended June 30, 2003 was $6.1 million as compared to $7.9 million for the same period in 2002, a decrease of approximately $1.7 million or 21.8%. The decrease was due, in a large part, to a higher loan loss provision during the quarter ended June 30, 2003.

NET INTEREST INCOME - Net interest income for the three-month period ended June 30, 2003, was $37.3 million, as compared to $35.2 million for the same period in 2002, an increase of $2.2 million or 6.2%. The increase is primarily due to the average loan growth of 28.9%. The growth in average loans related to the acquisition of Eagle National was 2.3%.

While average earning assets for the period ended June 30, 2003 increased over a year ago, the average yield decreased 100 basis points from 6.92% for the three-month period ended June 30, 2002, to 5.92% for the same period in 2003. As of June 30, 2003, average interest bearing liabilities were $2.1 billion, an increase of $408.0 million or 24.1% from June 30, 2002. Average interest bearing deposits at June 30, 2003 were $1.6 billion, an increase of 7.1% from June 30, 2002. The increase in average interest bearing deposits that was related to the acquisition of Eagle National was 2.7%. The cost of interest bearing liabilities decreased 35 basis points from 1.79% for the three months end June 30, 2002 to 1.44% during the same period in 2003.

 The Company's 4.92% net interest margin for the three months ended June 30, 2003 decreased from the 5.70% net interest margin recorded during the same period in 2002. Additionally, the Company's 4.96% tax equivalent net interest margin for the three months ended June 30, 2003 decreased from the 5.77% tax equivalent net interest margin recorded during the same period in 2002. In November 2002 and June 2003, the Federal Reserve Bank decreased the discount rate 50 basis points and 25 basis points, respectively. Since the Company's balance sheet is asset sensitive, the interest earning assets generally reprice more quickly than the interest bearing liabilities. Thus, the Company's net interest margin tends to increase in periods of rising interest rates in the market and decrease in periods of declining interest rates.

The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2003 and 2002, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                           THREE MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)

                                                                   2003                                    2002
                                                   -------------------------------------   -----------------------------------
                                                    AVERAGE                    AVERAGE      AVERAGE                   AVERAGE
                                                    BALANCE      INTEREST       YIELD       BALANCE      INTEREST      YIELD
                                                   ----------    ----------    ---------   ----------    ---------   ---------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial
  institutions                                     $    1,291    $       17        5.28%   $    2,276    $      30       5.29%
Federal funds sold and securities
  purchased under agreements to resell                 13,958            39        1.12%       27,221          124       1.83%
Trading assets                                        107,383           871        3.25%      100,396          917       3.66%
Investment securities (taxable)                       240,922         2,201        3.66%      238,422        3,767       6.34%
Investment securities (tax-exempt)                     54,889           595        4.35%       67,824          739       4.37%
Loans held for sale (taxable)                         617,822         8,462        5.49%      311,533        5,722       7.37%
Loans held for investment (taxable)                 2,002,939        32,637        6.54%    1,721,485       31,335       7.30%
Loans (tax-exempt)                                      4,545            73        6.44%        4,994           80       6.43%
                                                   ----------    ----------    --------    ----------    ---------   --------
  Total Interest Earning Assets                     3,043,749        44,895        5.92%    2,474,151       42,714       6.92%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                95,346                                  94,437
Premises and equipment, net                            47,951                                  51,721
Other assets                                          229,629                                 183,918
Allowance for credit losses                           (29,250)                                (24,267)
Assets related to discontinued operations             53,190                                  41,160
                                                   ----------                              ----------
  Total Noninterest Earning Assets                    396,866                                 346,969
                                                   ----------                              ----------

TOTAL ASSETS                                       $3,440,615                              $2,821,120
                                                   ==========                              ==========

INTEREST BEARING LIABILITIES:
Demand and savings deposits                           886,105    $    1,288        0.58%   $  884,354    $    2,332      1.06%
Certificates and other time deposits                  679,685         3,827        2.26%      577,033         4,032      2.80%
Other borrowed funds                                  470,633         1,578        1.34%      210,922           995      1.89%
Notes payable                                          19,792           155        3.14%       20,879           197      3.78%
Subordinated debt                                      44,994           716        6.38%           --            --      0.00%
                                                   ----------    ----------    --------    ----------    ---------   --------
  Total Interest Bearing Liabilities                2,101,209         7,564        1.44%    1,693,188         7,556      1.79%

NONINTEREST BEARING LIABILITIES:
Demand deposits                                       949,373                                 804,519
Other liabilities                                      13,085                                  13,384
Liabilities related to discontinued operations         33,200                                  21,531
                                                   ----------                              ----------
  Total Noninterest Bearing Liabilities               995,658                                 839,434

Trust preferred securities                             80,000                                  57,500
Shareholders' equity                                  263,748                                 230,998
                                                   ----------                              ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $3,440,615                              $2,821,120
                                                   ==========                              ==========

NET INTEREST INCOME & MARGIN                                     $   37,331        4.92%                $   35,158         5.70%
                                                                 ==========    ========                 ==========   =========

NET INTEREST INCOME & MARGIN (TAX EQUIVALENT)(1)                 $   37,667        4.96%                $   35,563         5.77%
                                                                 ==========    ========                 ==========   =========


----------
(1) In order to present pretax income and resultant yields on tax-exempt investments and loans on a comparable basis to those on taxable investments and loans, a tax-equivalent adjustment has been made equally to interest income and income tax expense with no effect on after tax income. The tax equivalent adjustment has been computed using a federal income tax rate of 35%.

PROVISION FOR CREDIT LOSSES - The provision for credit losses for the second quarter of 2003 was $6.1 million, as compared to $3.1 million for the same period in 2002, an increase of $3.0 million . The increase in the provision for credit losses was due to a moderate deterioration of the loan portfolio quality and the addition of certain loans to the Bank's monitored loan list. The Company's allowance for credit losses increased by $3.2 million from $28.4 million at March 31, 2003, to $31.6 million on June 30, 2003. The increase in the allowance for credit losses is primarily due to the $6.1 million provision for credit losses offset by $3.0 million in net charge-offs. Please refer to the subsequent discussion of ALLOWANCE FOR CREDIT LOSSES and RISK ELEMENTS for additional insight to management's approach and methodology in estimating the allowance for credit losses.

NONINTEREST INCOME - Total noninterest income for the quarter ended June 30, 2003 was $7.0 million, as compared to $7.5 million for the same period in 2002, a decrease of $419 thousand or 5.62%. Noninterest income for the three months ended June 30, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                                     FOR THE THREE MONTHS ENDED
                                                   JUNE 30, 2003   JUNE 30, 2002
                                                   -------------   -------------
Customer service fees                              $       3,986   $       4,150
Bank owned life insurance                                    507             520
Debit card income                                            412             322
Gain on the sale of trading assets                           280             188
Sale of Community charter                                     --             150
Other                                                      1,854           2,128
                                                   -------------   -------------
                                                   $       7,039   $       7,458
                                                   =============   =============

Customer service fees decreased $164 thousand from the three month period ending June 30, 2002 as compared to the same period in 2003. The change is due, in part, to a decrease in customer service fees of $323 thousand resulting from the sale of the banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall in 2003 which offset the increase in service fees of $159 thousand resulting from the growth in deposit transaction accounts and the acquisition of Eagle National in September 2002. In June 2002, the Company sold the charter for Community Bank to Sabine State Bank & Trust Company for $150 thousand.

NONINTEREST EXPENSE - Noninterest expense increased $1.2 million or 4.1%, to $29.1 million for the three-month period ending June 30, 2003 as compared to $27.9 million for the same period in 2002. Noninterest expense for the three months ended June 30, 2003 and 2002, respectively, is summarized as follows (in thousands):



                                                     FOR THE THREE MONTHS ENDED
                                                   JUNE 30, 2003   JUNE 30, 2002
                                                   -------------   -------------
Salaries and employee benefits                     $      16,082    $     15,562
Occupancy expense                                          3,960           3,835
Net (gain) loss and carrying costs of
    real estate acquired by foreclosure                     (205)              5
FDIC assessment                                              105             137
Technology                                                 1,229           1,275
Postage and delivery charges                                 522             556
Supplies                                                     332             291
Professional fees                                          1,289           1,250
Minority interest expense:
  Company-obligated mandatorily redeemable trust
    preferred securities of subsidiary trusts              1,549           1,325
Marketing                                                    536             290
Other                                                      3,654           3,373
                                                   -------------   -------------
                                                   $      29,053    $     27,899
                                                   =============   =============

Salaries and employee benefits for the three-month period ended June 30, 2003 were $16.1 million, as compared to $15.6 million for the same period in 2002, an increase of $520 thousand or 3.3%. The increase is primarily related to merit increases, increased payroll taxes and increased hospital and medical insurance expenses. Additionally, increased salaries and employee benefits expenses related to the acquisition of Eagle National were $226 thousand.

Minority interest expense increased $224 thousand or 16.9% from the three months ended June 30, 2002 as compared to the same period in 2003. The increase is related to the interest due on the additional trust preferred securities issued in August 2002 and September 2002 offset by the redemption of trust preferred securities in November 2002.

PROVISION FOR INCOME TAXES - The aggregate provision for income taxes as a percent of total income before taxes decreased from 33.4% for the second quarter of 2002 to 30.6% for the same period in 2003. The provision for income taxes as a percent of income from continuing operations before taxes increased from 31.9% to 33.2% for the same period in 2003.

FINANCIAL CONDITION

TOTAL ASSETS - The total consolidated assets of the Company decreased $137.6 million from $3.6 billion at December 31, 2002 to $3.4 billion at June 30, 2003. Assets sold with the Eagle Pass office in March 2003 totaled $18.7 million. Assets sold with the banking offices located in Carrizo Springs, Crystal City and Pearsall in May 2003 totaled $16.6 million.

CASH AND CASH EQUIVALENTS - The Company had cash and cash equivalents of $156.7 million at June 30, 2003. Comparatively, the Company had $147.0 million in cash and cash equivalents on December 31, 2002, an increase of $9.7 million.

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

LOANS HELD FOR INVESTMENT - As of June 30, 2003, loans held for investment were $2.04 billion which was a $98.6 million increase from the balance of $1.94 billion at December 31, 2002. At June 30, 2003, loans held for investment as a percentage of total assets and total deposits were 59.3% and 78.7%, respectively.

The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2003 (in thousands):

                                                                  PERCENT OF
                                                     AMOUNT         TOTAL
                                                   ----------     ----------
Commercial, financial and industrial               $  628,638        23.75%
Real estate - commercial                              690,867        26.11%
Real estate - residential mortgage                    200,145         7.56%
Real estate - construction                            385,295        14.56%
Foreign commercial and industrial                       6,602         0.25%
Consumer and other                                    130,602         4.93%
Unearned discounts                                         --         0.00%
                                                   ----------     --------
    Total loans held for investment                 2,042,149        77.16%
    Loans held for sale                               604,337        22.84%
                                                   ----------     --------
    Total loans                                    $2,646,486       100.00%
                                                   ==========     ========


ALLOWANCE FOR CREDIT LOSSES - The following is a summary of the changes in the allowance for credit losses for the six months ended June 30, 2003 and June 30, 2002, respectively, (in thousands):

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                   -------------------------
                                                      2003            2002
                                                   ----------     ----------
Allowance for credit losses, January 1,            $   27,248     $   22,927
Charge-offs                                            (6,793)        (5,372)
Recoveries                                                924            951
Provision for credit losses                            10,548          5,711
Allowance related to Eagle Pass divestiture              (353)            --
                                                   ----------     ----------
Allowance for credit losses, June 30,              $   31,574     $   24,217
                                                   ==========     ==========
Net charge-offs as a percentage of average
  loans (annualized)                                     0.46%          0.45%
                                                   ==========     ==========

Provision for credit losses as a percentage of
  average loans (annualized)                             0.83%          0.58%
                                                   ==========     ==========


The following is a summary of the relationship of the allowance for credit losses to total loans at June 30, 2003, and December 31, 2002 (in thousands):

                                                    JUNE 30,     DECEMBER 31,
                                                      2003           2002
                                                   ----------    ------------
Loans at period-end                                $2,646,486    $  2,644,862
Allowance for credit losses                        $   31,574    $     27,248
Allowance as a percent of period-end loans               1.19%           1.03%


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

The following table summarizes total nonperforming assets and potential problem loans at June 30, 2003 and at December 31, 2002:

                                                           JUNE 30,     DECEMBER 31,
                                                            2003             2002
                                                        ------------    ------------
                                                               (IN THOUSANDS)
Nonaccrual loans                                        $     20,089    $     19,654
Other real estate ("ORE") and other foreclosed assets          4,825           3,424
                                                        ------------    ------------
  Total nonperforming assets                            $     24,914    $     23,078
                                                        ============    ============

Total nonperforming assets as a % of loans,
  ORE and other foreclosed assets                               0.94%           0.87%

Allowance for credit losses as a percentage of
  nonperforming assets                                        126.73%         118.07%

Accruing loans past due 90 days or more                 $        110    $        984

Potential problem loans, other than those shown
  above as nonperforming                                $     80,687    $     62,189


PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation, as of June 30, 2003, was $46.7 million, as compared to $51.6 million as of December 31, 2002, a decrease of $5.0 million.

DEPOSITS - Total deposits as of June 30, 2003, were $2.59 billion, as compared to $2.67 billion on December 31, 2002, a decrease of $79.3 million. Deposits of $95.7 million were sold with the Eagle Pass banking office in March 2003. Deposits of $42.1 were sold with three banking offices located in south Texas in May 2003. The percentage of noninterest bearing deposits to total deposits as of June 30, 2003 was 39.8%.

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

ITEM 4. CONTROLS AND PROCEDURES.

Based on their evaluation of the Company's disclosure controls and procedures as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer of the Company have each concluded that as of the evaluation date, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting during the quarter ending June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

        4.1 Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed on April 15, 2003 (File No. 000-20750).]

        4.2 Form of Global Certificate representing Sterling Bank's 7.375% Subordinated Notes due 2013. [Incorporated by reference to
                  Exhibit 4.2 of the Company's Report on Form 8-K filed on April 15, 2003 (File No. 000-20750).]

       10.1 Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan. [Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 (File No. 333-105307).]

       10.2 Purchase Agreement dated April 3, 2003 among Sterling Bank, Lehman Brothers Inc. and Keefe, Bruyette & Woods, Inc. [Incorporated by reference to Exhibit 10.1 of the Company's Report Form 8-K filed on April 15, 2003 (File No. 000-20750).]

       11    --   Statement Regarding Computation of Earnings Per Share
                  (included as Note (2) to Interim Consolidated Financial
                  Statements on page 5 of this Amendment No. 1 to Quarterly
                  Report on Form 10-Q/A).

      *31.1  --   Certification of J. Downey Bridgwater, President and Chief
                  Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      *31.2  --   Certification of Stephen C. Raffaele, Executive Vice President
                  and Chief Financial Officer, as required pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

      *32.1  --   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      *32.2  --   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* As filed herewith.


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

                                       STERLING BANCSHARES, INC.
                                       -------------------------
                                               (Registrant)


DATE: November 14, 2003                BY: /s/ J. Downey Bridgwater
      -----------------                    ----------------------------------
                                           J. DOWNEY BRIDGWATER
                                           PRESIDENT AND
                                           CHIEF EXECUTIVE OFFICER


DATE: November 14, 2003                BY: /s/ Stephen C. Raffaele
      -----------------                    ----------------------------------
                                           STEPHEN C. RAFFAELE
                                           EXECUTIVE VICE PRESIDENT
                                           AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

       EXHIBIT    DESCRIPTION
       -------    -----------
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
                  Lehman Brothers Inc. and Keefe, Bruyette & Woods, Inc.
                  [Incorporated by reference to Exhibit 10.1 of the Company's
                  Report Form 8-K filed on April 15, 2003 (File No. 000-20750).]

          11  --  Statement Regarding Computation of Earnings Per Share
                  (included as Note (2) to Interim Consolidated Financial
                  Statements on page 5 of this Amendment No. 1 to Quarterly
                  Report on Form 10-Q/A).

       *31.1  --  Certification of J. Downey Bridgwater, President and Chief
                  Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       *31.2  --  Certification of Stephen C. Raffaele, Executive Vice President
                  and Chief Financial Officer, as required pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

       *32.1  --  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       *32.2  --  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------
*As filed herewith.