Form 10-Q
period 2003-09-30
STERLING BANCSHARES INC
filed 2003-11-14
CIK 891098

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

       For the quarterly period ended September 30, 2003

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

As of November 7, 2003, there were outstanding 44,401,944 shares of common stock, par value $1.00 per share, of the registrant.



===============================================================================

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
          Condensed Consolidated Balance Sheets as of September 30, 2003 and
             December 31, 2002 (unaudited)                                                                 2
          Condensed Consolidated Statements of Income for the Three Months Ended and
             Nine Months Ended September 30, 2003 and 2002 (unaudited)                                     3
          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2003 and 2002 (unaudited)                                                       4
          Notes to Interim Condensed Consolidated Financial Statements (unaudited)                         5
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           12
Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                      24
Item 4.   Controls and Procedures                                                                         24
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                                                               25
Item 2.   Changes in Securities and Use of Proceeds                                                       25
Item 3.   Defaults Upon Senior Securities                                                                 25
Item 4.   Submission of Matters a Vote of Security Holders                                                25
Item 5.   Other Information                                                                               25
Item 6.   Exhibits and Reports on Form 8-K                                                                25
          Signatures                                                                                      27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                                         2003                 2002
                                                                                     -------------         ------------
                                                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents                                                              $   134,133       $   147,000
Interest-bearing deposits in financial institutions                                          1,338             1,302
Trading assets                                                                             131,597           142,803
Available-for-sale securities, at fair value                                               312,005           251,165
Held-to-maturity securities, at amortized cost                                              45,973            61,889
Loans held for sale                                                                        311,729           701,301
Loans held for investment                                                                2,010,253         1,943,561
Allowance for credit losses                                                                (31,350)          (27,248)
                                                                                       -----------       -----------
  Loans held for investment, net                                                         1,978,903         1,916,313
Accrued interest receivable                                                                 11,549            15,800
Real estate acquired by foreclosure                                                          2,669             3,358
Premises and equipment, net                                                                 44,845            51,645
Goodwill, net                                                                               50,354            55,666
Other assets                                                                                98,359           178,444
Assets related to discontinued operations                                                     --              56,059
                                                                                       -----------       -----------
TOTAL ASSETS                                                                           $ 3,123,454       $ 3,582,745
                                                                                       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits:
  Noninterest-bearing                                                                  $   961,877       $ 1,016,818
  Interest-bearing                                                                         862,271           919,477
Certificates of deposit and other time deposits                                            592,114           736,777
                                                                                       -----------       -----------
  Total deposits                                                                         2,416,262         2,673,072
Other borrowed funds                                                                       231,956           509,590
Notes payable                                                                               17,028            21,430
Subordinated debt                                                                           47,453              --
Accrued interest payable and other liabilities                                              43,625            16,920
Liabilities related to discontinued operations                                                --              32,406
                                                                                       -----------       -----------
  Total liabilities                                                                      2,756,324         3,253,418

Company-obligated mandatorily redeemable trust preferred securities of subsidiary           80,000            80,000
trusts

Shareholders' equity:
  Convertible preferred stock, $1 par value, 1 million shares authorized                        20                59
  Common stock, $1 par value, 100 million shares authorized                                 44,232            43,983
  Capital surplus                                                                           46,329            44,633
  Retained earnings                                                                        193,928           156,664
  Accumulated other comprehensive income--net unrealized gain on
    available-for-sale securities, net of tax                                                2,621             3,988
                                                                                       -----------       -----------
    Total shareholders' equity                                                             287,130           249,327
                                                                                       -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 3,123,454       $ 3,582,745
                                                                                       ===========       ===========

See Notes to Interim Consolidated Financial Statements which are an integral part of these Interim Consolidated Financial Statements

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                     THREE MONTHS                   NINE MONTHS
                                                                  ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                  2003           2002            2003           2002
                                                               --------------------------     --------------------------
                                                               (UNAUDITED)   (UNAUDITED,      (UNAUDITED)   (UNAUDITED,
                                                                             AS RESTATED                    AS RESTATED
                                                                               NOTE 11)                       NOTE 11)
Interest income:
  Loans, including fees                                           $ 40,396     $ 40,912        $121,592     $112,863
  Securities:
    Taxable                                                          2,162        3,303           7,087       10,953
    Tax-exempt                                                         529          697           1,773        2,217
  Federal funds sold                                                    27           76             113          415
  Trading assets                                                       857        1,282           2,590        3,249
  Deposits in financial institutions                                    17           27              53           86
                                                                  --------     --------        --------     --------
      Total interest income                                         43,988       46,297         133,208      129,783
Interest expense:
  Demand and savings deposits                                          987        2,054           3,736        6,766
  Certificates and other time deposits                               3,461        4,088          11,514       12,632
  Other borrowed funds                                               1,491        1,651           4,417        3,372
  Notes payable                                                        137          202             457          602
  Subordinated debt                                                    589         --             1,305         --
                                                                  --------     --------        --------     --------
      Total interest expense                                         6,665        7,995          21,429       23,372
                                                                  --------     --------        --------     --------
      NET INTEREST INCOME                                           37,323       38,302         111,779      106,411
        Provision for credit losses                                  4,150        3,439          14,698        9,150
                                                                  --------     --------        --------     --------
      NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES         33,173       34,863          97,081       97,261
Noninterest income:
  Customer service fees                                              4,061        4,126          12,361       12,378
  Other                                                              3,369        3,185          13,336        9,244
                                                                  --------     --------        --------     --------
      Total noninterest income                                       7,430        7,311          25,697       21,622
Noninterest expense:
  Salaries and employee benefits                                    16,583       16,143          49,916       46,681
  Occupancy expense                                                  3,996        3,800          11,708       11,312
  Technology                                                         1,289        1,309           3,718        3,741
  Postage and delivery charges                                         527          583           1,646        1,702
  Supplies                                                             304          352             990        1,000
  Professional fees                                                  1,317        1,243           3,300        3,107
  Minority interest expense:
    Company-obligated mandatorily redeemable trust preferred
      securities of subsidiary trusts                                1,542        1,462           4,643        4,117
  Conversion costs related to acquisitions                            --            973            --            973
  Other                                                              3,913        4,081          12,246       11,601
                                                                  --------     --------        --------     --------
      Total noninterest expense                                     29,471       29,946          88,167       84,234
      INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         11,132       12,228          34,611       34,649
        Provision for income taxes                                   3,707        4,034          11,454       11,098
                                                                  --------     --------        --------     --------
      INCOME FROM CONTINUING OPERATIONS                              7,425        8,194          23,157       23,551
      INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES       44,426          597          44,719        4,518
        Provision for income taxes                                  24,510          273          24,657        1,870
                                                                  --------     --------        --------     --------
      INCOME FROM DISCONTINUED OPERATIONS                           19,916          324          20,062        2,648
                                                                  --------     --------        --------     --------
      NET INCOME                                                  $ 27,341     $  8,518        $ 43,219     $ 26,199
                                                                  ========     ========        ========     ========
EARNINGS PER SHARE:
  Basic                                                           $   0.62     $   0.19        $   0.98     $   0.60
                                                                  ========     ========        ========     ========
  Diluted                                                         $   0.61     $   0.19        $   0.97     $   0.59
                                                                  ========     ========        ========     ========
EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
  Basic                                                           $   0.17     $   0.18        $   0.53     $   0.54
                                                                  ========     ========        ========     ========
  Diluted                                                         $   0.17     $   0.18        $   0.52     $   0.53
                                                                  ========     ========        ========     ========



See Notes to Interim Consolidated Financial Statements which are an integral part of these Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            2003            2002
                                                                                       -------------------------------
                                                                                         (UNAUDITED)     (UNAUDITED,
                                                                                                         AS RESTATED
                                                                                                           NOTE 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                                       $  23,157      $  23,551
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
     Amortization and accretion of premiums and discounts on securities, net                  6,481            167
     Net gain on the sale of assets                                                            (386)          (100)
     Net gain on the sale of trading assets                                                  (1,032)          (618)
     Gain on the sale of the Eagle Pass banking office                                       (3,382)          --
     Loss on the sale of the South Texas banking offices                                        142           --
     Provision for credit losses                                                             14,698          9,150
     Write-downs, less gains on sale, of real estate acquired by foreclosure                   (416)           278
     Depreciation and amortization                                                            6,565          6,739
     Net decrease (increase) in loans held for sale                                         389,572       (465,722)
     Net decrease (increase) in accrued interest receivable and other assets                 84,507        (14,721)
     Net increase in accrued interest payable and other liabilities                          24,427          2,899
                                                                                          ---------      ---------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS       544,333       (438,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in securities purchased under agreements to resell                              --           10,423
  Proceeds from maturity and paydowns of held-to-maturity securities                         15,799         13,846
  Proceeds from the sale of available-for-sale securities                                    16,870          6,810
  Proceeds from maturity and paydowns of available-for-sale securities                      160,553         81,932
  Purchases of available-for-sale securities                                               (246,344)       (68,924)
  Proceeds from the sale of trading assets                                                  359,092        363,379
  Purchases of trading assets                                                              (350,285)      (370,736)
  Proceeds from principal paydowns of trading securities                                      3,431          6,420
  Net increase in loans held for investment                                                (113,397)      (174,921)
  Proceeds from sale of real estate acquired by foreclosure                                   5,544          1,083
  Net decrease in interest-bearing deposits in financial institutions                           (36)           445
  Purchase of ENB Bankshares, Inc.                                                             --          (10,386)
  Cash and cash equivalents acquired with ENB Bankshares, Inc.                                 --            2,212
  Proceeds from sale of Eagle Pass banking office                                             6,952           --
  Cash and cash equivalents sold with the Eagle Pass banking office                         (78,138)          --
  Proceeds from sale of South Texas banking offices                                           1,600           --
  Cash and cash equivalents sold with the South Texas banking offices                       (26,323)          --
  Proceeds from sale of premises and equipment                                                1,665          3,036
  Purchase of premises and equipment                                                         (2,779)        (7,229)
                                                                                          ---------      ---------
       NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS                    (245,796)      (142,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposit accounts                                              (118,974)       303,833
  Repayment of notes payable                                                                 (4,402)          (561)
  Issuance of subordinated debt                                                              49,940           --
  Net decrease (increase) in repurchase agreements/funds purchased                         (277,634)       220,800
  Proceeds from issuance of common stock and preferred stock                                  1,907          2,070
  Issuance of company-obligated mandatorily redeemable trust preferred securities              --           51,250
  Dividends paid                                                                             (5,956)        (5,271)
                                                                                          ---------      ---------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS      (355,119)       572,121

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                 43,715          1,377
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (12,867)        (7,489)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                       147,000        148,295
                                                                                          ---------      ---------
  End of period                                                                           $ 134,133      $ 140,806
                                                                                          =========      =========

SUPPLEMENTAL INFORMATION:
  Income taxes paid                                                                       $  21,199      $   9,300
                                                                                          =========      =========
  Interest paid                                                                           $  21,343      $  24,097
                                                                                          =========      =========
  Noncash investing and financing activities:
       Acquisitions of real estate through
           foreclosure of collateral                                                      $   4,439      $   3,945
                                                                                          ---------      ---------



See Notes to Interim Consolidated Financial Statements which are an integral part of these Interim Consolidated Financial Statements.

                   STERLING BANCSHARES, INC., AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in Amendment No. 1 to the Annual Report on Form 10-K/A of Sterling Bancshares, Inc. (the "Company") for the year ended December 31, 2002. Certain reclassifications have been made to prior year amounts to conform to current year presentation. All reclassifications have been applied consistently for the periods presented and had no effect on net income or stockholders' equity.


2.   EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                    2003              2002              2003              2002
                                                --------------------------------   -------------------------------
                                                   AMOUNT            AMOUNT            AMOUNT            AMOUNT
Income from continuing operations                  $ 7,425           $ 8,194           $23,157           $23,551
  Income from discontinued operations               19,916               324            20,062             2,648
                                                   -------           -------           -------           -------
Net income                                         $27,341           $ 8,518           $43,219           $26,199
                                                   =======           =======           =======           =======

Basic:
  Weighted average shares outstanding               44,202            43,917            44,097            43,849
Diluted:
  Add incremental shares for:
    Assumed exercise of outstanding options            630               857               635               838
    Assumed conversion of preferred stock               20                98                33                92
                                                   -------           -------           -------           -------
Total                                               44,852            44,872            44,765            44,779
                                                   =======           =======           =======           =======
Earnings per share from continuing operations:
  Basic                                            $  0.17           $  0.18           $  0.53           $  0.54
                                                   =======           =======           =======           =======
  Diluted                                          $  0.17           $  0.18           $  0.52           $  0.53
                                                   =======           =======           =======           =======
Earnings per share:
  Basic                                            $  0.62           $  0.19           $  0.98           $  0.60
                                                   =======           =======           =======           =======
  Diluted                                          $  0.61           $  0.19           $  0.97           $  0.59
                                                   =======           =======           =======           =======

3.   SHAREHOLDERS' EQUITY

     The following table displays the changes in shareholders' equity for the three-month and nine-month periods ended September 30, 2003 and 2002 (in thousands):

                                               THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                               2003                     2002                    2003                  2002
                                        -----------------------------------------------   -----------------------------------------
Equity, beginning of period                         $ 261,514                 $233,772              $249,327              $217,369
  Comprehensive income:
    Net income                          $27,341                  $8,518                   $43,219               $26,199
     Net change in net unrealized gains
     on available-for-sale securities      (527)                    (54)                   (1,367)                  663
                                        -------                  ------                   -------               -------
     Total comprehensive income                        26,814                    8,464                41,852                26,862
Issuance of common stock                                  791                      554                 1,907                 1,828
Issuance of preferred stock                                --                       --                    --                   242
Cash dividends paid                                    (1,989)                  (1,760)               (5,956)               (5,271)
                                                     --------                 --------              --------              --------
Equity, end of period                                $287,130                 $241,030              $287,130              $241,030
                                                     ========                 ========              ========              ========



4.   SEGMENTS

     Prior to September 30, 2003, the Company had two reportable operating segments: commercial banking and mortgage banking. Sterling Bank (the "Bank") had an 80 percent ownership interest in Sterling Capital Mortgage Company ("SCMC") and reported its financial position and results of operations on a consolidated basis. The commercial banking and mortgage banking segments were managed separately because each business required different marketing strategies and each offered different products and services. On September 30, 2003, the Company completed the sale of its indirect interest in SCMC to RBC Mortgage Company. The business related to SCMC is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this document. In addition, the assets and liabilities of SCMC are stated separately as discontinued operations at December 31, 2002. However, the assets and liabilities of SCMC are not included as discontinued operations at September 30, 2003 since the sale of SCMC was completed on September 30, 2003. Details of SCMC's results of operations are disclosed in Note 5.

5.   DISCONTINUED OPERATIONS

     On September 30, 2003, the Company and the Bank completed the sale of the Bank's 80% indirect interest in SCMC to RBC Mortgage Company, an indirect subsidiary of the Royal Bank of Canada. The purchase price for SCMC was $100 million, subject to post-closing adjustments. The gross proceeds available to the Company for its indirect interest were $74.2 million. In addition, effective July 16, 2003, the Bank purchased from SCMC its mortgage servicing portfolio of $15.5 million. The mortgage servicing rights were sold to a third party in a separate transaction during September 2003 for $13.5 million. A loss of $873 thousand was recorded on the sale of the mortgage servicing rights which is subject to post-closing adjustments.

     The business related to SCMC is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this document. The results of SCMC are presented as discontinued operations in a separate category on the income statement following results from continuing operations. The income from discontinued operations for the nine months and three months ended September 30, 2003 and 2002, respectively, is as follows (in thousands):

                                                                 THREE MONTHS                 NINE MONTHS
                                                              ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                              2003            2002         2003           2002
                                                            ------------------------     ------------------------
                                                                    (UNAUDITED)                  (UNAUDITED)

Net interest income after provision for credit losses         $  (699)       $    --      $ (4,407)       $    --

Noninterest income:
  Gain on sale of mortgage loans                                9,237          9,320        34,621         20,990
  Mortgage origination income                                   6,228          8,802        23,823         17,808
  Gain on the sale of SCMC                                     45,983             --        45,983             --
  Other                                                         2,889          2,359         8,064          6,743
                                                              -------        -------      --------        -------
    Total noninterest income                                   64,337         20,481       112,491         45,541

Noninterest expense:
  Salaries and employee benefits                                8,105          8,448        24,246         20,223
  Occupancy expense                                             3,356          2,447         9,420          5,907
  Mortgage servicing rights amortization and impairment         1,155          6,141        16,615          7,983
  Technology                                                      299            277           878            398
  Postage and delivery charges                                    398            325         1,231            732
  Supplies                                                        426            398         1,351            977
  Professional fees                                               341            159           773            341
  Minority interest expense for SCMC                                3             81            40            662
  Other                                                         5,129          1,608         8,811          3,800
                                                              -------        -------      --------        -------
    Total noninterest expense                                  19,212         19,884        63,365         41,023

    Income from discontinued operations
      before income taxes                                      44,426            597        44,719          4,518
      Provision for income taxes                               24,510            273        24,657          1,870
                                                              -------        -------      --------        -------
    Income from discontinued operations                       $19,916        $   324      $ 20,062        $ 2,648
                                                              =======        =======      ========        =======


     All assets and liabilities of SCMC were sold as of September 30, 2003. Thus these assets and liabilities were not included in the September 30, 2003 interim condensed consolidated balance sheet. The major asset and liability categories of discontinued operations are as follows (in thousands):


                                                        DECEMBER 31,
                                                           2002
                                                        ------------
                                                        (UNAUDITED)
Premises and equipment, net                                $ 5,059
Mortgage servicing rights                                   26,467
Goodwill, net                                                5,618
Other assets                                                18,915
                                                           -------
Assets related to discontinued operations                  $56,059
                                                           =======


Other liabilities                                          $27,332
Minority interest in Sterling Capital Mortgage Company       5,074
                                                           -------
Liabilities related to discontinued operations             $32,406
                                                           =======

6.   DISPOSITIONS OF BANKING OFFICES

     On March 20, 2003, the Bank completed the sale of its banking office located in Eagle Pass, Texas to South Texas National Bank of Laredo. Assets of $18.7 million, loans of $16.8 million and deposits of $95.7 million were sold in the transaction. A before-tax gain of $3.4 million related to the sale of the Eagle Pass banking office was recorded in the first quarter of 2003.

     On May 8, 2003, the Bank sold three banking offices in south Texas to an investor group headed by current executive officers of the three locations. Assets of $16.6 million, loans of $15.2 million and deposits of $42.1 million were sold in the transaction. A before-tax loss of $142 thousand was recorded on the sale.

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

     The following table shows information related to stock-based compensation in both the reported and pro forma earnings per share amounts (dollars in thousands except for per share amounts):

                                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                        2003            2002              2003           2002
                                                  --------------------------------   -------------------------------

Net income, as reported                              $27,341          $8,518           $43,219          $26,199
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                       268             265               751              786
                                                     -------          ------           -------          -------
Pro Forma net income                                 $27,073          $8,253           $42,468          $25,413
                                                     =======          ======           =======          =======

Earnings per share:
    Basic- as reported                               $  0.62          $ 0.19           $  0.98          $  0.60
                                                     =======          ======           =======          =======
    Basic- pro forma                                 $  0.61          $ 0.19           $  0.96          $  0.58
                                                     =======          ======           =======          =======
    Diluted - as reported                            $  0.61          $ 0.19           $  0.97          $  0.59
                                                     =======          ======           =======          =======
    Diluted - pro forma                              $  0.60          $ 0.18           $  0.95          $  0.57
                                                     =======          ======           =======          =======

8.   INTANGIBLE ASSETS AND GOODWILL

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the nine months ended September 30, 2003 are as follows (in thousands):

(Unaudited)                                                                     SOUTH
                                  HOUSTON      SAN ANTONIO      DALLAS          TEXAS         TOTAL
                                 ----------    -----------     --------       ---------     ---------

Balance, January 1, 2002          $29,641       $15,079        $   --          $ 5,312      $50,032

  Purchase price adjustment           (28)           --            --               --          (28)
  Eagle National acquisition           --            --         5,662               --        5,662
                                  -------       -------        ------          -------      -------
Balance, December 31, 2002         29,613        15,079         5,662            5,312       55,666
  Sale of Eagle Pass office            --            --            --           (3,570)      (3,570)
  Sale of South Texas offices          --            --            --           (1,742)      (1,742)
                                  -------       -------        ------          -------      -------
Balance, September 30, 2003       $29,613       $15,079        $5,662          $    --      $50,354
                                  =======       =======        ======          =======      =======


     The changes in the carrying amounts of intangible assets other than goodwill for the year ended December 31, 2002 and nine months ended September 30, 2003 are as follows (in thousands):

                                            CORE
(Unaudited)                                DEPOSIT
                                          INTANGIBLE
                                          ----------
Balance, January 1, 2002                      $2,036
Amortization                                    (426)
Eagle National acquisition                       486
                                              ------
Balance, December 31, 2002                     2,096
Amortization                                    (339)
                                              ------
Balance, September 30, 2003                   $1,757
                                              ======


9.   RECENT ACCOUNTING PRONOUNCEMENTS

     On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Adoption of FIN No. 46 has been deferred until the end of the first interim or annual period ending after December 15, 2003. In its current form, Fin 46 may require the Corporation to de-consolidate its investment in Sterling Bancshares Capital Trust II ("Capital Trust II"), Sterling Bancshares Capital Trust III ("Capital Trust III") and Sterling Bancshares Statutory Trust One ("Statutory Trust One"). The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, such as Capital Trust I, Capital Trust II and Statutory Trust One, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would, subject to the conditions applicable thereto, also be permitted to redeem the trust preferred securities.

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

     In May 2003, FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in some circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation to repurchase the issuer's equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares; and (iv) certain free standing financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. However, on October 29, 2003, FASB announced that the adoption of SFAS 150 in regards to mandatorily redeemable noncontrolling interests has been indefinitely deferred. Early adoption of the provisions of SFAS 150 for instruments within the scope of indefinite deferrals is precluded during the deferral period. The Company previously released its earnings announcement for the third quarter ended September 30, 2003 on October 21, 2003. The Company's earnings announcement was released before FASB's announcement on October 29, 2003 that it had indefinitely deferred the adoption of certain provisions of SFAS 150. Consequently, the Company's earnings release for the third quarter ended September 30, 2003 reflected the effects of SFAS 150. Due to the indefinite deferral of the adoption of SFAS 150 relating to mandatorily redeemable noncontrolling interests, the unaudited interim condensed consolidated financial statements and other financial information herein do not reflect the effect of those provisions of SFAS 150. While the ultimate adoption of SFAS 150 as it relates to mandatorily redeemable noncontrolling interests will reduce the net interest margin, it will have no impact on net income or results of operation.

10.  SUBSEQUENT EVENT

     On October 31, 2003, the Company completed the acquisition of the South Texas Capital Group, Inc., and its subsidiary bank, Plaza Bank, in a stock and cash merger. The shareholders of South Texas Capital Group, Inc. received $16.0 million in cash and 124,987 shares of the Company's common stock for all of the outstanding shares of common stock of South Texas Capital Group, Inc. Plaza Bank has three banking offices in San Antonio. As of September 30, 2003, Plaza Bank had assets of approximately $88.6 million, loans of $66.0 million, and deposits of $74.5 million. Full integration of Plaza Bank's operations with the Bank's operations is expected to occur during the first quarter of 2004. This acquisition was accounted using the purchase method of accounting and goodwill of $11.3 million was recorded in connection with this acquisition.

11.  RESTATEMENT

     Subsequent to the filing of Form 10-Q for the quarter ended June 30, 2003, the Company determined that the sales of its banking offices in Eagle Pass, Carrizo Springs, Crystal City and Pearsall and the financial results and condition pertaining to these offices should not have been separately reported as discontinued operations. The Company initially determined that the sales of the banking offices met the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for presentation as discontinued operations. However, after further consideration we have determined that the sales of these banking offices do not meet such requirements. Net income, basic and diluted earnings per share and shareholders' equity were not affected by such presentation. The Company determined that it was necessary to amend the Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2003 and June 30, 2003 and the Annual Report on Form 10-K for the year ended December 31, 2002 so that the financial results and condition pertaining to these banking offices are not separately reported as discontinued operations. As a consequence, the interim condensed financial statements as of and for the three months and nine months ended September 30, 2002 have been restated to conform with the restatements described above.

     The first three columns in the following tables provide a summary of the effects of this restatement as well as certain reclassifications to conform the previously reported amounts to current classifications. As discussed in
     Note 5, the financial results of SCMC have been reported as discontinued operations. The fourth column in the following tables provides a summary of the effects of the reclassification of SCMC as discontinued operations in the current period report.

                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                        ---------------------------------------------------------------------
                                                                                  DISCONTINUED
                                                                                   OPERATIONS
                                        AS PREVIOUSLY   RESTATEMENT       AS          SCMC       AS CURRENTLY
                                           REPORTED      ADJUSTMENT    RESTATED    ADJUSTMENT      REPORTED
                                        -------------   -----------    --------   ------------   ------------
Interest income:
  Loans, including fees                    $ 40,606       $    306     $ 40,912     $    --        $ 40,912
  Securities:
    Taxable                                   3,230             73        3,303          --           3,303
    Tax-exempt                                  697             --          697          --             697
  Federal funds sold                             76             --           76          --              76
  Trading assets                              1,229             53        1,282          --           1,282
  Deposits in financial institutions             27             --           27          --              27
                                           --------       --------     --------     -------        --------
      Total interest income                  45,865            432       46,297          --          46,297

Interest expense:
  Demand and savings deposits                 1,999             55        2,054          --           2,054
  Certificates and other time deposits        4,035             53        4,088          --           4,088
  Other borrowed funds                        1,651             --        1,651          --           1,651
  Notes payable                                 202             --          202          --             202
                                           --------       --------     --------     -------        --------
      Total interest expense                  7,887            108        7,995          --           7,995
                                           --------       --------     --------     -------        --------
      NET INTEREST INCOME                    37,978            324       38,302          --          38,302

        Provision for credit losses           3,439             --        3,439          --           3,439
                                           --------       --------     --------     -------        --------
      NET INTEREST INCOME AFTER
        PROVISION FOR CREDIT LOSSES          34,539            324       34,863          --          34,863

Noninterest income:
  Customer service fees                       3,893            233        4,126          --           4,126
  Gain on the sale of mortgage
    servicing rights                          9,320             --        9,320      (9,320)             --
  Other                                      14,167            179       14,346     (11,161)          3,185
                                           --------       --------     --------     -------        --------
      Total noninterest income               27,380            412       27,792     (20,481)          7,311

Noninterest expense:
  Salaries and employee benefits             24,393            198       24,591      (8,448)         16,143
  Occupancy expense                           6,207             40        6,247      (2,447)          3,800
  Technology                                  1,580              6        1,586        (277)          1,309
  Minority interest expense:
    Company-obligated mandatorily
      redeemable trust preferred
      securities of subsidiary
      trusts                                  1,462             --        1,462          --           1,462
    Sterling Capital Mortgage Company            81             --           81         (81)             --
  Conversion costs related to
    acquisitions                                973             --          973          --             973
  Other                                      14,831             59       14,890      (8,631)          6,259
                                           --------       --------     --------     -------        --------
      Total noninterest expense              49,527            303       49,830     (19,884)         29,946

     INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                   12,392            433       12,825        (597)         12,228
         Provision for income taxes           4,163            144        4,307        (273)          4,034
                                           --------       --------     --------     -------        --------
     INCOME FROM CONTINUING OPERATIONS     $  8,229       $    289     $  8,518     $  (324)       $  8,194
                                           ========       ========     ========     =======        ========

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                        ---------------------------------------------------------------------
                                                                                  DISCONTINUED
                                                                                   OPERATIONS
                                        AS PREVIOUSLY   RESTATEMENT       AS          SCMC       AS CURRENTLY
                                           REPORTED      ADJUSTMENT    RESTATED    ADJUSTMENT      REPORTED
                                        -------------   -----------    --------   ------------   ------------
Interest income:
  Loans, including fees                    $111,825       $  1,038     $112,863     $    --        $112,863
  Securities:
    Taxable                                  10,594            359       10,953          --          10,953
    Tax-exempt                                2,217             --        2,217          --           2,217
  Federal funds sold                            415             --          415          --             415
  Trading assets                              3,222             27        3,249          --           3,249
  Deposits in financial institutions             86             --           86          --              86
                                           --------       --------     --------     -------        --------
      Total interest income                 128,359          1,424      129,783          --         129,783

Interest expense:
  Demand and savings deposits                 6,601            165        6,766          --           6,766
  Certificates and other time deposits       12,457            175       12,632          --          12,632
  Other borrowed funds                        3,372             --        3,372          --           3,372
  Notes payable                                 602             --          602          --             602
                                           --------       --------     --------     -------        --------
      Total interest expense                 23,032            340       23,372          --          23,372
                                           --------       --------     --------     -------        --------
      NET INTEREST INCOME                   105,327          1,084      106,411          --         106,411

        Provision for credit losses           9,150             --        9,150          --           9,150
                                           --------       --------     --------     -------        --------
      NET INTEREST INCOME AFTER
        PROVISION FOR CREDIT LOSSES          96,177          1,084       97,261          --          97,261

Noninterest income:
  Customer service fees                      11,662            716       12,378          --          12,378
  Gain on the sale of mortgage
    servicing rights                         20,990             --       20,990     (20,990)             --
  Other                                      33,333            462       33,795     (24,551)          9,244
                                           --------       --------     --------     -------        --------
      Total noninterest income               65,985          1,178       67,163     (45,541)         21,622

Noninterest expense:
  Salaries and employee benefits             66,319            585       66,904     (20,223)         46,681
  Occupancy expense                          17,094            125       17,219      (5,907)         11,312
  Technology                                  4,119             20        4,139        (398)          3,741
  Minority interest expense:
    Company-obligated mandatorily
      redeemable trust preferred
      securities of subsidiary
      trusts                                  4,117             --        4,117          --           4,117
    Sterling Capital Mortgage Company           662             --          662        (662)             --
  Conversion costs related to
    acquisitions                                973             --          973          --             973
  Other                                      31,056            187       31,243     (13,833)         17,410
                                           --------       --------     --------     -------        --------
      Total noninterest expense             124,340            917      125,257     (41,023)         84,234

     INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                   37,822          1,345       39,167      (4,518)         34,649
         Provision for income taxes          12,520            448       12,968      (1,870)         11,098
                                           --------       --------     --------     -------        --------
     INCOME FROM CONTINUING OPERATIONS     $ 25,302       $    897     $ 26,199     $(2,648)       $ 23,551
                                           ========       ========     ========     =======        ========

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

     RESTATEMENT

     As discussed in note 11 to the interim condensed consolidated financial statements, we have restated our consolidated financial statements as of and for the three months and six months ended March 31, 2003 and 2002, and June 30, 2003 and 2002, respectively and for the year ended December 31, 2002. Additionally, the interim condensed consolidated financial statements for the three months and nine months ended September 30, 2002 have been restated to conform with the restatements described in note 11. The accompanying management's discussion and analysis gives effect to restatement.

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

     SIGNIFICANT DEVELOPMENTS

     On September 30, 2003, the Company and the Bank completed the sale of the Bank's 80% indirect interest in SCMC to RBC Mortgage Company, an indirect subsidiary of the Royal Bank of Canada. The purchase price for SCMC was $100 million, subject to post-closing adjustments. The gross proceeds available to the Company for its indirect interest were $74.2 million. In addition, effective July 16, 2003, the Bank purchased from SCMC its mortgage servicing portfolio of $15.5 million. The mortgage servicing rights were sold to a third party in a separate transaction during September 2003 for $13.5 million. A loss of $873 thousand was recorded on the sale of the mortgage servicing rights which is subject to post-closing adjustments.

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

     During April, 2003, the Bank raised approximately $50 million through a private offering of subordinated unsecured notes. The subordinated notes issued by the Bank bear interest at a fixed rate of 7.375% and mature over a ten year period ending April 15, 2013, with semi-annual interest payment. These subordinated notes are not convertible or redeemable. In June 2003, the Bank entered into an interest rate swap agreement in which the Bank swapped $50 million fixed rate subordinated debt to floating rate debt. Under the terms of the agreement, the Bank will receive the fixed coupon rate of 7.375% associated with the subordinated debt and will pay its swap counterparty a variable interest rate equal to the three-month London Inter-Bank Rate ("LIBOR"), that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge and qualifies for "short-cut" hedge accounting treatment under SFAS 133, such that changes in the fair value of the swap will not be reflected in the income statement. The effective rate for the swap was 4.73% at September 30, 2003.

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

     On September 30, 2003, the Company and the Bank sold the Bank's indirect interest in SCMC. As a result, the revenues, operating costs and expenses, and other non-operating results from the discontinued operations of SCMC are excluded from the Company's results from continuing operations at and for the periods ending September 30, 2003 and September 30, 2002. The financial results of SCMC are presented in the Company's Consolidated Statements of Income under the line items "Income from discontinued operations before income taxes" and "Income from discontinued operations" and in the Company's Consolidated Statements of Cash Flows as "Net cash used in discontinued operations" for each of the periods ending September 30, 2003 and September 30, 2002. Additionally, the assets and liabilities of SCMC are presented in the Company's Consolidated Balance Sheets in the line items "Assets related to discontinued operations" and "Liabilities related to discontinued operations" at December 31, 2002. However, the assets and liabilities of SCMC are not included as discontinued operations at September 30, 2003 since the sale of SCMC was completed on September 30, 2003.

     NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SAME PERIOD IN 2002

     NET INCOME - Net income for the nine-month period ended September 30, 2003 was $43.2 million as compared to $26.2 million for the same period in 2002, an increase of approximately $17.0 million or 65.0%. Included in net income is a $21.0 million gain related to the sale of SCMC. The gain is included in income from discontinued operations. Income from continuing operations for the nine-month period ended September 30, 2003 was $23.2 million as compared to $23.6 million for the same period in 2002, a decrease of approximately $394 thousand or 1.7%. The decrease was due, in part, to a higher loan loss provision during the quarter ended September 30, 2003.

     NET INTEREST INCOME - Net interest income for the nine-month period ended September 30, 2003, was $111.8 million, as compared to $106.4 million for the same period in 2002, an increase of $5.4 million or 5.0%.

     While average earning assets for the period ended September 30, 2003 increased $508 million over a year ago, the average yield decreased 100 basis points from 6.88% for the nine-month period ended September 30, 2002, to 5.88% for the same period in 2003. As of September 30, 2003, average interest bearing liabilities were $2.1 billion, an increase of $355.7 million or 20.4% from September 30, 2002. Average interest bearing deposits at September 30, 2003 were $1.58 billion, an increase of 7.06% from September 30, 2002. The cost of interest bearing liabilities decreased 43 basis points from 1.80% for the nine months ended September 30, 2002 to 1.37% during the same period in 2003.

     The Company's 4.93% net interest margin for the nine months ended September 30, 2003 decreased from the 5.64% net interest margin recorded during the same period in 2002. Additionally, the Company's 4.98% tax equivalent net interest margin for the nine months ended September 30, 2003 decreased from the 5.70% tax equivalent net interest margin recorded during the same period in 2002. In November 2002 and June 2003, the Federal Reserve Bank decreased the discount rate 50 basis points and 25 basis points, respectively. Since the Company's balance sheet is asset sensitive, the interest earning assets generally reprice more quickly than the interest bearing liabilities. Thus, the Company's net interest margin tends to increase in periods of rising interest rates in the market and decrease in periods of declining interest rates.

     The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2003 and 2002, respectively:



                           CONSOLIDATED YIELD ANALYSIS
                         NINE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)

                                                                     2003                               2002
                                                       --------------------------------   --------------------------------
                                                        AVERAGE                 AVERAGE    AVERAGE                 AVERAGE
                                                        BALANCE     INTEREST     YIELD     BALANCE      INTEREST    YIELD
                                                       ---------    --------    -------    -------      --------   -------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial institutions    $     1,262  $      53     5.61%    $    2,082    $     86     5.52%
Federal funds sold and securities
  purchased under agreements to resell                      14,311        113     1.06%        29,113         415     1.91%
Trading assets                                             118,323      2,590     2.93%       103,619       3,249     4.19%
Investment securities (taxable)                            252,001      7,087     3.76%       241,286      10,953     6.07%
Investment securities (tax-exempt)                          53,940      1,773     4.39%        68,156       2,217     4.35%
Loans held for sale (taxable)                              585,303     23,844     5.45%       327,141      17,669     7.22%
Loans held for investment (taxable)                      2,000,584     97,525     6.52%     1,745,878      94,963     7.27%
Loans (tax-exempt)                                           4,673        223     6.38%         5,048         231     6.12%
                                                       -----------  ---------     ----     ----------    --------     ----
  Total Interest Earning Assets                          3,030,397    133,208     5.88%     2,522,323     129,783     6.88%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                     98,781                             95,391
Premises and equipment, net                                 48,329                             51,694
Other assets                                               215,527                            191,119
Allowance for credit losses                                (29,961)                           (24,386)
Assets related to discontinued operations                   47,600                             41,855
                                                       -----------                         ----------
  Total Noninterest Earning Assets                         380,276                            355,673
                                                       -----------                         ----------
  TOTAL ASSETS                                         $ 3,410,673                         $2,877,996
                                                       ===========                         ==========
INTEREST BEARING LIABILITIES:
Demand and savings deposits                              $ 894,814  $   3,736     0.56%    $  881,276    $  6,766     1.03%
Certificates and other time deposits                       684,051     11,514     2.25%       593,455      12,632     2.85%
Other borrowed funds                                       466,660      4,417     1.27%       244,191       3,372     1.85%
Notes payable                                               19,343        457     3.16%        20,824         602     3.87%
Subordinated debt                                           30,620      1,305     5.70%            --          --       --
                                                       -----------  ---------     ----     ----------    --------     ----
  Total Interest Bearing Liabilities                     2,095,488     21,429     1.37%     1,739,746      23,372     1.80%

NONINTEREST BEARING LIABILITIES:
Demand deposits                                            925,580                            808,196
Other liabilities                                           12,444                             14,680
Liabilities related to discontinued operations              34,825                             22,519
                                                       -----------                         ----------
  Total Noninterest Bearing Liabilities                    972,849                            845,395

Trust preferred securities                                  80,000                             60,343
Shareholders' equity                                       262,336                            232,512
                                                       -----------                         ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 3,410,673                         $2,877,996
                                                       ===========                         ==========

NET INTEREST INCOME & MARGIN                                        $ 111,779     4.93%                  $106,411     5.64%
                                                                    =========     =====                  ========     ====
NET INTEREST INCOME & MARGIN (TAX EQUIVALENT) (1)                   $ 112,786     4.98%                  $107,618     5.70%
                                                                    =========     =====                  ========     ====

-----------
(1) In order to present pretax income and resultant yields on tax-exempt investments and loans on a comparable basis to those on taxable investments and loans, a tax-equivalent adjustment has been made equally to interest income and income tax expense with no effect on after tax income. The tax equivalent adjustment has been computed using a federal income tax rate of 35%.

     PROVISION FOR CREDIT LOSSES - The provision for credit losses for the nine months ended September 30, 2003 was $14.7 million, as compared to $9.2 million for the same period in 2002, an increase of $5.5 million. A provision for credit losses of $1.0 million was recorded in the first quarter of 2003 for loans acquired pursuant to the acquisition of Eagle National. The Company's allowance for credit losses increased by $4.1 million from $27.2 million at December 31, 2002, to $31.4 million on September 30, 2003. Net charge-offs of $10.2 million were recorded in the nine months ended September 30, 2003. Please refer to the subsequent discussion of ALLOWANCE FOR CREDIT LOSSES and RISK ELEMENTS for additional insight to management's approach and methodology in estimating the allowance for credit losses.

     NONINTEREST INCOME - Total noninterest income for the nine months ended September 30, 2003 was $25.7 million, as compared to $21.6 million for the same period in 2002, an increase of $4.1 million or 18.8%. The increase in noninterest income is primarily due to the $3.4 million gain on the sale of the Eagle Pass banking office. Noninterest income for the nine months ended September 30, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                           2003                2002
                                                   ---------------------------------------
Customer service fees                                  $   12,361           $  12,378
Bank owned life insurance                                   1,515               1,557
Debit card income                                           1,123                 951
Gain on the sale of trading assets                          1,032                 618
Gain on the sale of securities                                374                  97
Gain on the sale of the Eagle Pass banking office           3,382                  --
Sale of Community Bank charter                                 --                 150
Other                                                       5,910               5,871
                                                       ----------           ---------
                                                       $   25,697           $  21,622
                                                       ==========           =========






     NONINTEREST EXPENSE - Noninterest expense increased $3.9 million or 4.7%, to $88.2 million for the nine-month period ending September 30, 2003 as compared to $84.2 million for the same period in 2002. Noninterest expense for the nine months ended September 30, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                           2003                2002
                                                   ---------------------------------------
Salaries and employee benefits                         $   49,916           $  46,681
Occupancy expense                                          11,708              11,312
Net (gain) loss and carrying costs of
  real estate acquired by foreclosure                        (436)                300
FDIC assessment                                               262                 291
Technology                                                  3,718               3,741
Postage and delivery charges                                1,646               1,702
Supplies                                                      990               1,000
Professional fees                                           3,300               3,107
Minority interest expense:
  Company-obligated mandatorily redeemable trust
    preferred securities of subsidiary trusts               4,643               4,117
Marketing                                                   1,592                 701
Conversion costs related to acquisitions                                          973
Other                                                      10,828              10,309
                                                       ----------           ---------
                                                       $   88,167           $  84,234
                                                       ==========           =========

     Salaries and employee benefits for the nine-month period ended September 30, 2003 were $49.9 million, as compared to $46.7 million for the same period in 2002, an increase of $3.2 million or 6.9%. The increase is primarily related to merit increases, increased payroll taxes and increased hospital and medical insurance expenses.

     Minority interest expense increased $526 thousand from the nine months ended September 30, 2002 as compared to the same period in 2003. The increase is related to the interest due on the additional trust preferred securities issued in August 2002 and September 2002 offset by the redemption of trust preferred securities in November 2002.

     The Company has increased its marketing and branding efforts through increased television and radio programming. As a result of these efforts, marketing expenses for the nine-month period ended September 30, 2003 were $1.6 million, an increase of $891 thousand or 127.1% from $701 thousand for the same period in 2002.

     PROVISION FOR INCOME TAXES - The aggregate provision for income taxes as a percent of total income before taxes increased from 33.1% for the nine months of 2002 to 45.5% for the same period in 2003. The increase in taxes is due to the tax election pursuant to Section 338(h)(10) of the Internal Revenue Code which the Company agreed upon with RBC Mortgage Company related to the sale of SCMC. The provision of income taxes relating to continuing operations as a percent of income from continuing operations before taxes was 33.1% for the nine months ended September 30, 2003 as compared to 32.0% for the same period in 2002.

     THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SAME PERIOD IN 2002

     NET INCOME - Net income for the three-month period ended September 30, 2003 was $27.3 million as compared to $8.5 million for the same period in 2002, an increase of approximately $18.8 million or 221.0%. Included in net income is an after-tax gain of $21.0 million related to the sale of SCMC. The gain is included in income from discontinued operations. Income from continuing operations for the three-month period ended September 30, 2003 was $7.4 million as compared to $8.2 million for the same period in 2002, a decrease of approximately $769 thousand or 9.4%.

     NET INTEREST INCOME - Net interest income for the three-month period ended September 30, 2003, was $37.3 million, as compared to $38.3 million for the same period in 2002, a decrease of $979 thousand or 2.6%.

     While average earning assets for the period ended September 30, 2003 increased over a year ago, the average yield decreased 113 basis points from 6.76% for the three-month period ended September 30, 2002, to 5.63% for the same period in 2003. As of September 30, 2003, average interest bearing liabilities were $2.1 billion, an increase of $242.9 million or 12.9% from September 30, 2002. Average interest bearing deposits at September 30, 2003 were $1.5 billion, an increase of 2.0% from September 30, 2002. The cost of interest bearing liabilities decreased 44 basis points from 1.68% for the three months end September 30, 2002 to 1.24% during the same period in 2003.

     The Company's 4.78% net interest margin for the three months ended September 30, 2003 decreased from the 5.60% net interest margin recorded during the same period in 2002. Additionally, the Company's 4.82% tax equivalent net interest margin for the three months ended September 30, 2003 decreased from the 5.65% tax equivalent net interest margin recorded during the same period in 2002. In November 2002 and June 2003, the Federal Reserve Bank decreased the discount rate 50 basis points and 25 basis points, respectively. Since the Company's balance sheet is asset sensitive, the interest earning assets generally reprice more quickly than the interest bearing liabilities. Thus, the Company's net interest margin tends to increase in periods of rising interest rates in the market and decrease in periods of declining interest rates.

     The following schedule gives a comparative analysis of the Company's daily average interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2003 and 2002, respectively:

                           CONSOLIDATED YIELD ANALYSIS
                        THREE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)

                                                                     2003                                   2002
                                                   -------------------------------------    ----------------------------------
                                                     AVERAGE                    AVERAGE       AVERAGE                 AVERAGE
                                                     BALANCE        INTEREST     YIELD        BALANCE      INTEREST     YIELD
                                                   -----------     ----------  ---------    -----------   ----------  --------
INTEREST EARNING ASSETS:
Interest bearing deposits in financial
  institutions                                    $      1,344     $     17      5.02%      $    1,722     $     27     6.22%
Federal funds sold and securities
  purchased under agreements to resell                  12,722           27      0.84%          16,315           76     1.85%
Trading assets                                         126,349          857      2.69%         105,418        1,282     4.82%
Investment securities (taxable)                        254,234        2,162      3.37%         238,653        3,303     5.49%
Investment securities (tax-exempt)                      48,706          529      4.31%          64,105          697     4.31%
Loans held for sale (taxable)                          621,113        8,240      5.26%         439,636        7,871     7.10%
Loans held for investment (taxable)                  2,029,679       32,086      6.27%       1,845,231       32,967     7.09%
Loans (tax-exempt)                                       4,400           70      6.31%           4,793           74     6.13%
                                                    ----------     --------      ----       ----------     --------     ----
  Total Interest Earning Assets                      3,098,547       43,988      5.63%       2,715,873       46,297     6.76%

NONINTEREST EARNING ASSETS:
Cash and due from banks                                 98,693                                  92,181
Premises and equipment, net                             46,174                                  51,323
Other assets                                           186,583                                 216,007
Allowance for credit losses                            (32,333)                                (25,117)
Assets related to discontinued operations               36,683                                  46,461
                                                  ------------                              ----------
  Total Noninterest Earning Assets                     335,800                                 380,855
                                                  ------------                              ----------
  TOTAL ASSETS                                    $  3,434,347                              $3,096,728
                                                  ============                              ==========


INTEREST BEARING LIABILITIES:
Demand and savings deposits                       $    877,274     $    987      0.45%      $  886,260     $  2,054     0.92%
Certificates and other time deposits                   658,217        3,461      2.09%         619,151        4,088     2.62%
Other borrowed funds                                   527,771        1,491      1.12%         358,135        1,651     1.83%
Notes payable                                           17,553          137      3.10%          20,716          202     3.87%
Subordinated debt                                       46,356          589      5.04%              --           --       --
                                                    ----------     --------      ----       ----------     --------     ----
  Total Interest Bearing Liabilities                 2,127,171        6,665      1.24%       1,884,262        7,995     1.68%

NONINTEREST BEARING LIABILITIES:
Demand deposits                                        913,403                                 862,041
Other liabilities                                       10,390                                  14,666
Liabilities related to discontinued operations          35,995                                  26,857
                                                  ------------                              ----------
  Total Noninterest Bearing Liabilities                959,788                                 903,564

Trust preferred securities                              80,000                                  65,938
Shareholders' equity                                   267,388                                 242,964
                                                  ------------                              ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  3,434,347                              $3,096,728
                                                  ============                              ==========

NET INTEREST INCOME & MARGIN                                       $ 37,323      4.78%                     $ 38,302    5.60%
                                                                   ========      ====                      ========    ====
NET INTEREST INCOME & MARGIN (TAX EQUIVALENT) (1)                  $ 37,627      4.82%                     $ 38,684    5.65%
                                                                   ========      ====                      ========    ====

----------
(1) In order to present pretax income and resultant yields on tax-exempt investments and loans on a comparable basis to those on taxable investments and loans, a tax-equivalent adjustment has been made equally to interest income and income tax expense with no effect on after tax income. The tax equivalent adjustment has been computed using a federal income tax rate of 35%.

PROVISION FOR CREDIT LOSSES - The provision for credit losses for the third quarter of 2003 was $4.2 million, as compared to $3.4 million for the same period in 2002, an increase of $711 thousand. The Company's allowance for credit losses decreased $224 thousand from $31.6 million at June 30, 2003, to $31.4 million on September 30, 2003. Net charge-offs of $4.4 million were recorded in the three months ended September 30, 2003. Please refer to the subsequent discussion of ALLOWANCE FOR CREDIT LOSSES and RISK ELEMENTS for additional insight to management's approach and methodology in estimating the allowance for credit losses.

NONINTEREST INCOME - Total noninterest income for the quarter ended September 30, 2003 was $7.4 million, as compared to $7.3 million for the same period in 2002, an increase of $119 thousand or 1.6%. Noninterest income for the three months ended September 30, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                                     FOR THE THREE MONTHS ENDED
                                              ------------------------------------------
                                              SEPTEMBER 30, 2003      SEPTEMBER 30, 2002
                                              ------------------      ------------------
Customer service fees                               $4,061                  $4,126
Bank owned life insurance                              503                     528
Debit card income                                      338                     352
Gain on the sale of trading assets                     405                     309
Other                                                2,123                   1,996
                                                    ------                  ------
                                                    $7,430                  $7,311
                                                    ======                  ======





NONINTEREST EXPENSE - Noninterest expense decreased $475 thousand or 1.6%, to $29.5 million for the three-month period ending September 30, 2003 as compared to $29.9 million for the same period in 2002. The decrease in noninterest expenses is mainly due to the conversion costs related to the acquisition of ENB Bankshares in September 2002.

Noninterest expense for the three months ended September 30, 2003 and 2002, respectively, is summarized as follows (in thousands):

                                                                     FOR THE THREE MONTHS ENDED
                                                            --------------------------------------------
                                                            SEPTEMBER 30, 2003        SEPTEMBER 30, 2002
                                                            ------------------        ------------------
Salaries and employee benefits                                  $ 16,583                   $ 16,143
Occupancy expense                                                  3,996                      3,800
Net (gain) loss and carrying costs of
  real estate acquired by foreclosure                               (225)                       229
FDIC assessment                                                       49                        102
Technology                                                         1,289                      1,309
Postage and delivery charges                                         527                        583
Supplies                                                             304                        352
Professional fees                                                  1,317                      1,243
Minority interest expense:
  Company-obligated mandatorily redeemable trust
    preferred securities of subsidiary trusts                      1,542                      1,462
Marketing                                                            414                        170
Conversion costs related to acquisitions                              --                        973
Other                                                              3,675                      3,580
                                                                --------                   --------
                                                                $ 29,471                   $ 29,946
                                                                ========                   ========





Salaries and employee benefits for the three-month period ended September 30, 2003 were $16.6 million, as compared to $16.1 million for the same period in 2002, an increase of $440 thousand or 2.7%. The increase is primarily related to merit increases, increased payroll taxes and increased hospital and medical insurance expenses.

The Company has increased its marketing and branding efforts through increased television and radio programming. As a result of these efforts, marketing expenses for the three-month period ended September 30, 2003 were $414 thousand, an increase of $2434 thousand or 143.5% from $170 thousand for the same period in 2002.

PROVISION FOR INCOME TAXES - The aggregate provision for income taxes as a percent of total income before taxes increased from 33.6% for the third quarter of 2002 to 50.8% for the same period in 2003. The increase in taxes is due to the tax election pursuant to Section 338(h)(10) of the Internal Revenue Code which the Company agreed upon with RBC Mortgage Company related to the sale of SCMC. The provision for income taxes relating to continuing operations as a percent of income from continuing operations before taxes increased from 33.0% to 33.3% for the same period in 2003.

FINANCIAL CONDITION

TOTAL ASSETS - The total consolidated assets of the Company decreased $459.2 million from $3.6 billion at December 31, 2002 to $3.1 billion at September 30, 2003. Assets sold with the Eagle Pass office in March 2003 totaled $18.7 million. Assets sold with the banking offices located in Carrizo Springs, Crystal City and Pearsall in May 2003 totaled $16.6 million.

CASH AND CASH EQUIVALENTS - The Company had cash and cash equivalents of $134.1 million at September 30, 2003. Comparatively, the Company had $147.0 million in cash and cash equivalents on December 31, 2002, a decrease of $12.9 million.

TRADING ASSETS - The Company trades SBA 7(a) government guaranteed loans and pools. Trading assets as of September 30, 2003 were $131.6 million, a decrease of $11.2 million from December 31, 2002. These assets are generally held up to 120 days. The trading assets are carried at fair market value. The realized and unrealized gains and losses on these assets are included in income.

SECURITIES - The Company's securities portfolio as of September 30, 2003, totaled $358.0 million, as compared to $313.1 million on December 31, 2002, an increase of $44.9 million or 14.4%. At September 30, 2003, the unrealized gain on the available for sale securities was $4.0 million.

LOANS HELD FOR SALE - Total loans held for sale decreased from $701.3 million at December 31, 2002 to $311.7 million at September 30, 2003, a decrease of $389.6 million, or 55.6%. The majority of these loans represent loans funded by the Bank through a mortgage warehouse line to SCMC. Subsequent to the sale of SCMC on September 30, 2003, the mortgage warehouse line was repaid in October 2003 by RBC Mortgage Company.

LOANS HELD FOR INVESTMENT - As of September 30, 2003, loans held for investment were $2.01 billion which was a $66.7 million increase from the balance of $1.94 billion at December 31, 2002. Loans sold with the Eagle Pass banking office and the South Texas offices totaled $16.5 million and $15.2 million, respectively. At September 30, 2003, loans held for investment as a percentage of total assets and total deposits were 64.4% and 83.2%, respectively.

The following table summarizes the Company's loan portfolio by type of loan as of September 30, 2003 (in thousands):

                                                                   PERCENT OF
                                                AMOUNT              TOTAL
                                             ----------             ------
Commercial, financial and industrial         $  619,597             26.68%
Real estate - commercial                        703,548             30.30%
Real estate - residential mortgage              187,549              8.08%
Real estate - construction                      382,062             16.45%
Foreign commercial and industrial                 7,781              0.33%
Consumer and other                              109,716              4.73%
                                             ----------            ------
  Total loans held for investment             2,010,253             86.57%
  Loans held for sale                           311,729             13.43%
                                             ----------            ------
  Total loans                                $2,321,982            100.00%
                                             ==========            ======







ALLOWANCE FOR CREDIT LOSSES - The following is a summary of the changes in the allowance for credit losses for the nine months ended September 30, 2003 and September 30, 2002, respectively, (in thousands):

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                       ---------------------------
                                                         2003               2002
                                                       --------           --------
Allowance for credit losses, January 1,                $ 27,248           $ 22,927
Charge-offs                                             (11,721)            (7,890)
Recoveries                                                1,478              1,285
Provision for credit losses                              14,698              9,150
Acquisition of Eagle National Bankshares, Inc.               --                656
Allowance related to Eagle Pass divestiture                (353)                --
                                                       --------           --------
Allowance for credit losses, September 30,             $ 31,350           $ 26,128
                                                       ========           ========
Net charge-offs as a percentage of average
loans (annualized)                                         0.53%              0.42%
                                                       ========           ========
Provision for credit losses as a percentage of
average loans (annualized)                                 0.76%              0.59%
                                                       ========           ========





The following is a summary of the relationship of the allowance for credit losses to total loans at September 30, 2003, and December 31, 2002 (in thousands):

                                                  SEPTEMBER 30,        DECEMBER 31,
                                                      2003                2002
                                                   ----------          ----------
Loans at period-end                                $2,321,982          $2,644,862
Allowance for credit losses                        $   31,350          $   27,248
Allowance as a percent of period-end loans               1.35%               1.03%





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

 RISK ELEMENTS - Nonperforming, past-due, and restructured loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Twenty-three properties make up the $2.7 million of other real estate owned ("ORE") at September 30, 2003. All properties are carried at the lower of cost or fair market value.

The Company defines potential problem loans as those loans for which information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its continuous loan review process and defines potential problem loans as those loans classified as "substandard", "doubtful", or "loss". As of September 30, 2003, the Company has no material foreign loans outstanding or loan concentrations.

The following table summarizes total nonperforming assets and potential problem loans at September 30, 2003 and at December 31, 2002:

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                2003            2002
                                                              -------          -------
                                                                   (IN THOUSANDS)
Nonaccrual loans                                              $19,788          $19,654
Other real estate ("ORE") and other foreclosed assets           2,906            3,424
                                                              -------          -------
  Total nonperforming assets                                  $22,694          $23,078
                                                              =======          =======
Total nonperforming assets as a percentage of
loans, ORE and other foreclosed assets                           0.98%            0.87%
Allowance for credit losses as a percentage of
nonperforming assets                                           138.14%          118.07%
Accruing loans past due 90 days or more                       $ 5,118          $   984
Potential problem loans, other than those shown
above as nonperforming                                        $72,984          $62,189






PREMISES AND EQUIPMENT - The Company's premises and equipment, net of depreciation, as of September 30, 2003, was $44.8 million, as compared to $51.6 million as of December 31, 2002, a decrease of $6.8 million. Premises and equipment sold with the Eagle Pass banking office and the South Texas offices were $1.2 million and $504 thousand, respectively.

DEPOSITS - Total deposits as of September 30, 2003, were $2.42 billion, as compared to $2.67 billion on December 31, 2002, a decrease of $256.9 million. Deposits sold with the Eagle Pass banking office and the South Texas offices were $95.7 million and $42.1 million, respectively. Additionally brokered certificate of deposits decreased $47.1 million. The percentage of noninterest bearing deposits to total deposits as of September 30, 2003 was 39.8%.

CAPITAL RESOURCES AND LIQUIDITY

SHAREHOLDERS' EQUITY - At September 30, 2003, shareholders' equity totaled $287.1 million, as compared to $249.3 million at December 31, 2002. The Company's risk-based capital ratios remain above the levels designated by regulatory agencies for the Company to be considered as "well capitalized" on September 30, 2003, with Tier 1 capital, total risk-based capital, and leverage capital ratios of 11.91%, 14.92%, and 9.23%, respectively.

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

During April, 2003, the Bank raised approximately $50 million through a private offering of subordinated unsecured notes. The subordinated notes issued by the Bank bear interest at a fixed rate of 7.375% and mature over a ten year period ending April 15, 2013, with semi-annual interest payment. These subordinated notes are not convertible or redeemable. In June 2003, the Bank entered into an interest rate swap agreement in which the Bank swapped $50 million fixed rate subordinated debt to floating rate debt. Under the terms of the agreement, the Bank will receive the fixed coupon rate of 7.375% associated with the subordinated debt and will pay its swap counterparty a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge and qualifies for "short-cut" hedge accounting treatment under SFAS 133, such that changes in the fair value of the swap will not be reflected in the income statement. The effective rate for the swap on September 30, 2003 was 4.73%.

As of September 30, 2003, the Company had $16.7 million outstanding under a term loan with Wells Fargo Bank, National Association ("Wells Fargo"). The term note bears interest at a rate per annum of 1.95% above the federal funds rate from time to time. The federal funds rate is a fluctuating interest rate per annum set daily by Wells Fargo as the rate at which funds are offered to Wells Fargo by federal funds brokers. The indebtedness evidenced by the term note is payable in quarterly installments with a final maturity date of February 1, 2006. The Credit Agreement requires the Company and the Bank to maintain certain financial ratios and includes other restrictive covenants. At September 30, 2003, the Company and Bank were in compliance with all related financial covenants for this credit facility.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures - Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and

Chief Financial Officer of the Company have concluded that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and report within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                10.1  --   Stock Purchase Agreement dated as of July 16, 2003,
                           by and among Sterling Bancshares, Inc., Sterling
                           Bank, CMCR Holding Company and RBC Mortgage Company.
                           [Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October
                           15, 2003 (File No. 000-20750).]

                10.2  --   Amendment No. 1 to Stock Purchase Agreement dated as
                           of September 30, 2003, by and among Sterling
                           Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 of the Company's Current Report on
                           Form 8-K filed on October 15, 2003 (File No.
                           000-20750).]

               *10.3  --   Agreement and Plan of Merger dated August 18, 2003 by
                           and among Sterling Bancshares, Inc., SB 2003, Inc.
                           and South Texas Capital Group, Inc.

                11    --   Statement Regarding Computation of Earnings Per
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


(b)      Reports on Form 8-K:

                  (1) Current Report on Form 8-K filed July 17, 2003 announcing the release of Sterling Bancshares' preliminary earnings report for the second quarter and six months ended June 30

                  (2) Current Report on Form 8-K filed July 18, 2003 announcing the execution of a definitive stock purchase agreement in which Sterling Bancshares will sell its indirect 80% interest in Sterling Capital Mortgage Company to RBC Mortgage Company.

                  (3) Current Report on Form 8-K/A filed July 18, 2003 announcing the execution of a definitive stock purchase agreement in which Sterling Bancshares will sell its indirect 80% interest in Sterling Capital Mortgage Company to RBC Mortgage Company.

                  (4) Current Report on Form 8-K filed on August 20, 2003 announcing the execution of an Agreement and Plan of Merger by South Texas Capital Group, Inc. and Sterling Bancshares Inc. providing for the merger of South Texas Capital Group, Inc. with Sterling Bancshares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               STERLING BANCSHARES, INC.
                                               -------------------------
                                                      (Registrant)


DATE:       November 14, 2003                  BY:   /s/ J. Downey Bridgwater
      -------------------------------------          ---------------------------
                                                     J. DOWNEY BRIDGWATER
                                                     PRESIDENT AND
                                                     CHIEF EXECUTIVE OFFICER


DATE:       November 14, 2003                  BY:   /s/ Stephen C. Raffaele
      -------------------------------------          ---------------------------
                                                     STEPHEN C. RAFFAELE
                                                     EXECUTIVE VICE PRESIDENT
                                                     AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------

 10.1   --   Stock Purchase Agreement dated as of July 16, 2003, by and among
             Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and
             RBC Mortgage Company. [Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 15, 2003
             (File No. 000-20750).]

 10.2.1 --   Amendment No. 1 to Stock Purchase Agreement dated as of September
             30, 2003, by and among Sterling Bancshares, Inc., Sterling Bank,
             CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form
             8-K filed on October 15, 2003 (File No. 000-20750).]

*10.3   --   Agreement and Plan of Merger dated August 18, 2003 by and among
             Sterling Bancshares, Inc., SB 2003, Inc. and South Texas Capital
             Group, Inc.

 11     --   Statement Regarding Computation of Earnings Per Share (included as
             Note (2) to Interim Consolidated Financial Statements on page 5 of this Quarterly Report on Form 10-Q).

*31.1   --   Certification of J. Downey Bridgwater, President and Chief
             Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2   --   Certification of Stephen C. Raffaele, Executive Vice President and
             Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1   --   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2   --   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------
*As filed herewith.