Form 10-K
period 2003-12-31
STERLING BANCSHARES INC
filed 2004-03-09
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-20750

STERLING BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2175590
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2550 North Loop West, Suite 600 Houston, Texas	77092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 466-8300

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of June 30, 2003, the last business day of the most recently completed second fiscal quarter, was $523,189,189 based on the closing sales price of $12.99 on such date. For purposes of this calculation, affiliates are defined as all directors and executive officers.

As of February 27, 2004, registrant had outstanding 44,696,542 shares of Common Stock, $1.00 par value.

Documents incorporated by reference: Portions of Sterling Bancshares, Inc.’s definitive proxy statement relating to the registrant’s 2004 Annual Meeting of Shareholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2003, are incorporated by reference into Part III of this Form 10-K.

STERLING BANCSHARES, INC.

2003 ANNUAL REPORT ON FORM 10-K

PART—I

ITEM 1—BUSINESS

Overview

For almost 30 years, Sterling Bancshares, Inc. and Sterling Bank have been committed to serving small to mid-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 37 banking offices in the greater metropolitan areas of Houston, Dallas and San Antonio, Texas. These cities are the 4th, 8th and 9th largest in the United States.

Sterling Bancshares was incorporated under the laws of the State of Texas in 1980 and became the parent bank holding company of Sterling Bank in 1981. Sterling Bank was chartered in 1974 under the laws of the State of Texas. Our principal executive offices are located at 2550 North Loop West, Suite 600, Houston, Texas, 77092 and our telephone number is (713) 466-8300.

In this filing, we may refer to Sterling Bancshares, Inc., on a parent-only basis, as “Sterling Bancshares” and to Sterling Bank and Plaza Bank as the “Bank” or the “Banks.” Sterling Bancshares, the Bank and other subsidiaries of both may be collectively referred to as the “Company.”

At December 31, 2003, the Company had consolidated total assets of $3.2 billion, deposits of $2.4 billion, and shareholders’ equity of $292.6 million.

During the fourth quarter of 2003, we completed the acquisition of South Texas Capital Group, Inc., a privately held bank holding company that operated three banking offices in San Antonio, Texas under the name of Plaza Bank. Because systems consolidation efforts were still underway, we closed 2003 having two state-banking charters (Sterling Bank and Plaza Bank). The operational integration was completed in January 2004 and we now operate these acquired offices under the name of Sterling Bank.

On September 30, 2003, we sold our 80% interest in Sterling Capital Mortgage Company (“SCMC”). SCMC provided mortgage-banking services to consumers through 110 production offices in Texas and 15 other states. Since acquiring our initial interest in 1996, SCMC grew substantially. We decided to sell SCMC because its operations were not a part of our fundamental business strategy and its size placed us at significant risk to adverse changes in the mortgage industry caused by interest rate fluctuations. This sale allows us to focus on our core business strategy of providing commercial banking services to small and mid-sized owner operated businesses.

SCMC’s operations were reported previously as the Company’s mortgage banking segment. Following the sale of SCMC, the Company operates a single segment engaged in the commercial banking business. The results of SCMC have been segregated from continuing operations and are reported as discontinued operations in the Company’s Consolidated Financial Statements.

Commercial Banking

We provide a wide range of commercial and consumer banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; merchant credit card services; letters of credit; and cash and asset management services. In addition, we facilitate sales of brokerage, mutual fund, alternative financing and insurance products through third party vendors. Deposits of the Banks are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

Our primary lending focus is providing commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300,000 to $30 million. Typically, these customers have financing requirements between $50,000 and $3 million. We seldom make loans over $5 million, thereby limiting our exposure to any single customer. Sterling Bank’s credit range, while well below its legal lending limit of $20 million, allows for greater diversity in the loan portfolio, less competition from large banks, and better pricing opportunities. At December 31, 2003, we had more than 21 thousand loans and our average commercial loan size was approximately $101 thousand.

Business Banking Strategy. Under our business banking strategy, we focus on offering a broad line of financial products and services to small and mid-sized businesses through full service banking offices. Each banking office has senior management with extensive lending experience. These managers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized decision-making structure, coupled with continuity of service by the same staff members, enables us to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. We believe that our emphasis on local relationship banking, together with a conservative approach to lending, are important factors in our success and growth.

We have maintained a strong community orientation by, among other things, supporting the active participation of our officers and employees in local charitable, civic, school, religious and community development activities. Each banking office may also appoint selected customers to a business development board that assists in introducing prospective customers to us and in developing or improving products and services to meet customer needs. Our lending and investing activities are funded primarily by core deposits through the development of broad banking relationships with customers and because of the convenience and service customers receive at our 37 banking offices. Over one-third of our total deposits are noninterest-bearing demand deposits.

Operational and support functions that are transparent to customers are centralized to achieve consistency and cost efficiencies in the delivery of products and services by each banking office. The central office provides services such as data processing, bookkeeping, accounting and finance, loan administration, loan review, compliance, risk management and internal auditing. Credit policy and administration, strategic planning, marketing, and other administrative services also are provided centrally. Our banking offices work closely with our operational and support functions to develop new products and services and to introduce enhancements to existing products and services.

Company Growth Strategy

Our growth strategy has been concentrated on increasing our banking presence in the greater Houston, Dallas and San Antonio market areas. We have grown through a combination of internal growth, mergers and acquisitions and the opening of new banking offices. We regularly evaluate opportunities to acquire banks and other financial services companies that complement our existing business, expand our market coverage and enhance our product offerings.

De Novo Offices. De novo offices are new banking offices that we build or lease. Since 1999, we have opened five new banking offices. Three of the new offices expanded our Houston presence. In December 2000, we opened a new banking office in Dallas. This was our first office outside the Houston market. Additionally, we opened a new banking office in San Antonio in 2001.

In many cases, we issue a separate series of convertible preferred stock to local business owners and others who may assist most in the business development efforts of the new banking office. These preferred shares typically are convertible into common shares after three years at ratios based on the performance of the new banking office. Refer to Note 16 to the Consolidated Financial Statements for more discussion of these preferred stock issuances. Strategically, this practice is not designed to raise capital, but rather to replicate the formation of a new community bank thereby attracting and retaining new relationships to the new office such that it reaches profitability in a shorter period of time.

Mergers and Acquisitions. Acquisitions have been important to our growth. Our acquisitions since 1999 are listed in the following table:

Acquired Entity	Acquisition Date	Total Assets at Acquisition Date	Total Loans at Acquisition Date	Total Deposits at Acquisition Date
South Texas Capital Group, Inc.	October 31, 2003	$ 83 million	$ 65 million	$ 68 million
ENB Bankshares, Inc.	September 13, 2002	71 million	64 million	58 million
Community Bancshares, Inc.	December 17, 2001	118 million	80 million	115 million
Lone Star Bancorporation, Inc. (1)	August 23, 2001	165 million	126 million	153 million
CaminoReal Bancshares of Texas, Inc.	March 22, 2001	284 million	146 million	248 million
B.O.A. Bancshares, Inc. (1)	June 1, 1999	115 million	93 million	103 million

(1) Accounted for using the pooling-of-interests method.

Refer to Note 2 to the Consolidated Financial Statements for more information regarding recent mergers and acquisitions. We continue to seek acquisitions and new office opportunities as they become available and prove to be aligned with our business banking philosophy.

Strategic Divestitures of Banking Offices. During 2003, the Bank sold five rural banking offices that were not consistent with our focus on large urban centers. These banking offices were acquired as parts of previous acquisitions and included the banking offices in Eagle Pass, Pearsall, Crystal City, Carrizo Springs, and Highlands, Texas. In the aggregate, assets of $37.8 million, loans of $34.0 million and deposits of $150.9 million were sold in three transactions for an aggregate pre-tax net gain of $3.5 million.

Competition

The financial services industry is highly competitive. We experience significant competition in attracting and retaining deposits and making loans, as well as in providing other financial services in each of our market areas. In addition, product pricing, customer convenience and service capabilities, and breadth of product lines are significant competitive factors.

Our most direct competition for loans comes from other banks. Our most direct competition for deposits comes from other banks, savings institutions and credit unions doing business in our market areas. As with all banking organizations, we have also experienced competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives offered within and outside of our primary market areas. Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial products and services.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under federal and state laws. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. Set forth below is a summary description of the material laws and regulations that relate to our operations. The following descriptions do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

Sterling Bancshares

Sterling Bancshares and its second tier holding company, Sterling Bancorporation, Inc., are bank holding companies registered under the Bank Holding Company Act of 1956, as amended (“BHCA”), and are subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and policies. In addition, Texas law authorizes the Texas Department of Banking to supervise and regulate a holding company controlling a state bank. Further, our securities are registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act.

Permissible Activities. As a bank holding company, Sterling Bancshares’ activities, as well as the activities of entities which it controls or in which it owns 5% or more of the voting securities, are limited by the BHCA to banking, management and control of banks, furnishing or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be incidental or closely related to banking or managing or controlling banks. The Gramm-Leach-Bliley Act enacted in 2000 amended the BHCA and granted certain expanded powers to bank holding companies as discussed below. In approving acquisitions of entities engaged in banking-related activities, the Federal Reserve Board considers a number of factors, including the expected benefits to the public, such as greater convenience and increased competition or gains in efficiency, which are weighted against the risks of possible adverse effects, such as an attempt to monopolize the business of banking, undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

Non-Banking Activities. The BHCA sets forth exceptions to its general prohibition against bank holding company ownership of voting shares in any company engaged in non-banking activities. The exceptions include certain activities exempt based upon the type of activity and those determined by the Federal Reserve Board to be closely related to banking or managing or controlling banks.

Gramm-Leach-Bliley. The Gramm-Leach-Bliley (“G-L-B”) Act, which became effective in 2000, authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and state banks, if permitted by state law, to engage in a variety of new financial activities. Bank holding companies may also elect to become financial holding companies if they meet certain requirements relating to capitalization and management and have filed a declaration with the Federal Reserve Board electing to be a financial holding company. Among the new activities that will be permitted by bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities.

The Company has not filed an election to be a financial holding company. The G-L-B Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act has resulted in significant consolidation in the financial industry which has increased competition from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than we do.

USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. Its impact is significant and wide-ranging. The regulations adopted by the U.S. Department of Treasury mandate or will require financial institutions to implement additional policies and procedures with respect to, or additional measures, including additional due diligence and record keeping, designed to address, any or all of the following matters: money laundering; suspicious activities and currency transaction reporting; and currency crimes. We have implemented and will continue to implement the provisions of the USA Patriot Act as such provisions become effective. We maintain policies and procedures designed to comply with the USA Patriot Act requirements. At this time, we do not expect that the USA Patriot Act will have a significant impact on the financial position of the Company.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act is intended to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to securities laws.

The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. It generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act.

The Sarbanes-Oxley Act includes additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act addresses, among other matters:

•	audit committees for all reporting companies;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement due to material noncompliance of the issuer or misconduct;

•	a prohibition on insider trading during pension plan black-out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers;

•	expedited filing requirements for Form 4’s;

•	disclosure of a code of ethics, if applicable, and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	increased criminal penalties for violations of securities laws.

Safety and Soundness Standards. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) expanded the Federal Reserve Board’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, FIRREA increased the amount of civil monetary penalties that the Federal Reserve Board can assess for certain activities conducted on a knowing and reckless basis, if those activities cause a substantial loss to a depository institution. The penalties can be as high as $1 million per day. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

In 1995, the federal agencies that regulate banks and savings associations jointly issued guidelines for safe and sound banking operations as required by Section 132 of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). The guidelines identify the fundamental standards that the four agencies follow when evaluating the operational and managerial controls at insured institutions. An institution’s performance will be evaluated against these standards during the regulators’ periodic on-site examinations.

Dividend Restrictions. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. This policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a bank holding company may not be inclined to provide it.

Capital Adequacy Requirements. The Federal Reserve Board monitors the capital adequacy of bank holding companies and has adopted a system using risk-based capital adequacy guidelines to evaluate their capital adequacy. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. Certain off-balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. In addition, the guidelines define each of the capital components. Total capital is defined as the sum of “core capital elements” (“Tier 1”) and “supplemental capital elements” (“Tier 2”), with “Tier 2” being limited to 100% of “Tier 1.” For bank holding companies, “Tier 1” capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interest in consolidated subsidiaries less goodwill, most intangible assets and certain other assets. “Tier 2” capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the reserve for credit losses. The guidelines require achievement of a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% is required to be comprised of “Tier 1” capital elements). At December 31, 2003, the Company’s ratios of “Tier 1” and “Total” capital-to-risk-weighted assets were 12.30%, and 15.40%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC have adopted the use of a minimum “Tier 1” leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The banking organization’s “Tier 1” leverage ratio is defined to be its “Tier 1” capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0% “Tier 1” capital to total average assets but other bank holding companies are required to maintain a leverage ratio of 4.0% to 5.0%. The Company’s leverage ratio at December 31, 2003 of 10.38% significantly exceeded the regulatory minimum.

Imposition of Liability for Undercapitalized Subsidiaries. A bank holding company that fails to meet the applicable risk-based capital standards will be at a disadvantage. For example, Federal Reserve Board policy discourages the payment of dividends by a bank holding company from borrowed funds as well as payments that would adversely affect capital adequacy. Failure to meet the capital guidelines may result in the issuance of supervisory or enforcement actions by the Federal Reserve Board. FDICIA requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels.

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

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) and the regulations promulgated by the FDIC to implement CRA are intended to ensure that banks meet the credit needs of their service area, including low and moderate income communities and individuals, consistent with safe and sound banking practices. The CRA regulations also require the banking regulatory authorities to evaluate a bank’s record in meeting the needs of its service area when considering applications to establish new offices or consummate any merger or acquisition transaction. Under FIRREA, the federal banking agencies are required to rate each insured institution’s performance under CRA and to make such information publicly available. In the case of an acquisition by a bank holding company, the CRA performance records of the banks involved in the transaction are reviewed as part of the processing of the acquisition application. A CRA rating other than ‘outstanding’ or ‘satisfactory’ can substantially delay or block a transaction. Based upon most recent examinations, Sterling Bank has a satisfactory CRA rating.

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Branching Act”) increased the ease and likelihood of interstate branching throughout much of the United States. The Interstate Branching Act removes state law barriers to acquisitions in all states and allows multi-state banking operations to merge into a single bank with interstate branches. Interstate banking and branching authority is subject to certain conditions and restrictions, such as capital adequacy, management and CRA compliance. The Interstate Branching Act preempts existing barriers that restrict entry into all states, such as regional compacts and reciprocal agreements, thus creating opportunities for expansion into markets that were previously closed. Under the Interstate Branching Act, bank holding companies are now able to acquire banks in any state, subject to certain conditions. Banks acquired pursuant to this authority may subsequently be converted to branches. Interstate branching is permitted by allowing banks to merge across state lines to form a single institution. Interstate merger transactions can be used to consolidate existing multi-state operations or to acquire new branches. A bank may establish a new branch as its initial entry into a state only if the state has authorized de novo branching. In addition, out-of-state banks may merge with a single branch of a bank if the state has authorized such a transaction. The Federal Reserve Board, however, will only allow the acquisition by a bank holding company of an interest in any bank located in another state if the statutory laws of the state in which the target bank is located expressly authorize such acquisitions. Texas elected to “opt out” of the Interstate Branching Act. Despite having opted out of the Interstate Branching Act, the Texas Banking Act permits, in certain circumstances, out-of-state bank holding companies to acquire certain existing banks and bank holding companies in Texas.

Sterling Bank and Plaza Bank

Sterling Bank is a Texas-chartered banking association and its deposits are insured, up to applicable limits, by the Bank Insurance Fund of the FDIC. Sterling Bank is subject to supervision and regulation by both the Texas Department of Banking and the FDIC and may be subject to special restrictions, supervisory requirements and potential enforcement actions. Sterling Bank is not a member of the Federal Reserve System; however, the Federal Reserve Board also has supervisory authority that indirectly affects the Bank. Sterling Bank is a member of the Federal Home Loan Bank and, therefore, is subject also to compliance with its requirements.

Prior to its merger into Sterling Bank, Plaza Bank was a Texas-chartered banking association whose deposits were insured up to applicable limits, by the Bank Insurance Fund of the FDIC. Plaza Bank was subject to supervision and regulation by both the Texas Department of Banking and the FDIC and was a member of the Federal Reserve System; therefore subject to the direct supervision and regulation of the Federal Reserve Board. Plaza Bank was also a member of the Federal Home Loan Bank and also subject to compliance with its requirements.

Permissible Activities for State-Chartered Institutions. The Texas Constitution provides that a Texas-chartered bank has the same rights and privileges that are granted to national banks domiciled in Texas. On the other hand, FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Bank Insurance Fund (“BIF”).

Branching. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Commissioner of the Texas Department of Banking (the “Commissioner”). The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community, and consistency with corporate powers. There are no federal limitations on the ability of insured non-member state banks to branch across state lines; however, such branching would be subject to applicable state law restrictions.

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking affiliates, including Sterling Bancshares, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of the holding company or its subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at that time for comparable transactions with or involving other non-affiliated persons.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively, the “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Capital Adequacy Requirements. Banks are subject to capital adequacy requirements promulgated by the FDIC and the Texas Department of Banking. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2003, Sterling Bank’s ratio of Tier 1 capital to total risk-weighted assets was 12.25% and its ratio of total capital to total risk-weighted assets was 15.41%. Plaza Bank’s ratio of Tier 1 capital to total risk-weighted assets was 7.04% and its ratio of total capital to total risk-weighted assets was 8.08% as of December 31, 2003. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition—Capital Resources.”

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of not less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 2003, Sterling Bank’s and Plaza Bank’s ratios of Tier 1 capital to average total assets (leverage ratio) were 10.25% and 7.97%, respectively.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher, a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital ratio for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth). A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. As of December 31, 2003, Sterling Bank was classified as “well capitalized” and Plaza Bank was classified as “adequately capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

As an institution’s capital decreases, the FDIC’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Brokered Deposit Restrictions. FIRREA and FDICIA generally limit institutions that are not well capitalized from accepting brokered deposits. In general, undercapitalized institutions may not solicit, accept or renew brokered deposits. Adequately capitalized institutions may not solicit, accept or renew brokered deposits unless they obtain a waiver from the FDIC. Even in that event, the institution must comply with rate limitations imposed by the Federal Deposit Insurance Act.

Restrictions on Subsidiary Banks. Dividends paid by Sterling Bank provided substantially all of Sterling Bancshares’ cash flow during 2003 and will continue to do so in the foreseeable future. Under federal law, a bank may not pay a dividend that results in an “undercapitalized” situation. At December 31, 2003, there was an aggregate of approximately $45.3 million available for the payment of dividends by Sterling Bank to Sterling Bancshares.

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

The Texas Banking Commissioner also conducts examinations annually, unless additional examinations are deemed necessary to safeguard the interests of shareholders, depositors and creditors. The Commissioner may accept the results of a federal examination in lieu of conducting an independent examination. However, since Sterling Bank’s total assets exceed $1 billion, the FDIC and the Texas Department of Banking conduct a joint examination on an annual basis.

Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. In addition, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For certain institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting solely of outside directors. Committees must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers. Our audit committee is comprised solely of outside directors with at least one certified public accountant designated as a financial expert.

Deposit Insurance Assessments. The FDIC assesses deposit insurance premiums on all banks in order to adequately fund the BIF so as to resolve any insured institution that is declared insolvent by its primary regulator. The FDIC has established a risk-based deposit insurance premium system to calculate a depository institution’s semi-annual deposit insurance assessment. The FDIC’s semi-annual assessment is based upon the designated reserve ratio for the BIF and the probability and extent to which the BIF will incur a loss with respect to the institution. In addition, the FDIC can impose special assessments to cover the cost of borrowings from the U.S. Treasury, the Federal Financing Bank, and BIF member banks.

The FDIC may adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. The FDIC can make changes in the rate schedule outside the five-cent range above or below the current schedule only after a full rulemaking with opportunity for public comment.

Expanding Enforcement Authority. One of the major additional impacts imposed by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. The Federal Reserve Board and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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

Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the Company’s business and earnings cannot be predicted.

Consumer Laws and Regulations. Banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act and consumer privacy protection provisions of the Gramm-Leach-Bliley. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. We must comply with the applicable provisions of these consumer protection laws and regulations as part of our ongoing customer relations.

Employees. Sterling Bancshares had 1,036 full time equivalent employees as of December 31, 2003. None of the Company’s employees are represented by collective bargaining agreements and the Company considers its employee relations to be good. In 2003, Sterling Bancshares was named as one of the top 100 companies to work for by Fortune magazine.

Available Information. Under the Exchange Act, Sterling Bancshares is required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read a copy of any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information we file electronically with the SEC.

We make available, free of charge through our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with the SEC. Additionally, we have adopted and posted on our web site a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer and principal accounting officer. Our web site also includes the charters for our Audit Committee and Corporate Governance and Nominating Committee. The address for our web site is http://www.banksterling.com. We will also provide a printed copy of any of these aforementioned documents upon request.

ITEM 2—PROPERTIES

Our principal executive offices are located at 2550 North Loop West, Suite 600, Houston, Texas, 77092, in space leased by the Company. In addition to our principal office, we operate the following locations:

	Owned	Leased	Total
Banking offices in the Houston metropolitan area	15	11	26
Banking offices in the San Antonio metropolitan area	5	3	8
Banking offices in the Dallas metropolitan area	—	3	3
Central department offices	1	3	4

Total	21	20	41

The Company has options to renew leases at most locations.

ITEM 3—LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal proceedings incident to its business. Currently, neither Sterling Bancshares nor any of its subsidiaries is involved in any material legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART—II

ITEM 5—MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER

MATTERS

COMMON STOCK MARKET PRICES AND DIVIDENDS

Our stock trades through The Nasdaq National Market under the symbol “SBIB.” The following table sets forth the high and low closing stock prices of Sterling Bancshares’ common stock and the dividends paid thereon for each quarter of the last two years.

	Sales Price Per Share
2003	High	Low	Dividend
First quarter	$12.89	$11.44	$0.045
Second quarter	13.14	11.28	0.045
Third quarter	14.00	11.30	0.045
Fourth quarter	13.73	11.12	0.045

2002

First quarter	$14.41	$12.36	$0.040
Second quarter	15.09	12.69	0.040
Third quarter	15.29	12.65	0.040
Fourth quarter	13.50	10.60	0.040

On January 27, 2004, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on February 20, 2004, to shareholders of record on February 6, 2004. We intend to continue to pay a dividend at a minimum rate of $0.05 per share quarterly throughout 2004.

As of February 6, 2004, the Company estimates that there were 1,056 shareholders of record of common stock. The number of beneficial shareholders is unknown to the Company at this time.

For information on the ability of Sterling Bank to pay dividends and make loans to Sterling Bancshares, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Interest Rate Sensitivity and Liquidity” and Note 20 to the Consolidated Financial Statements.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities shown in the first column)
Equity compensation plans approved by shareholders (1)	2,080,959	$10.03	1,892,275
Equity compensation plans not approved by shareholders	—		—

Total	2,080,959		1,892,275

(1)	Consists of shares of our common stock issued or remaining available for issuance under our 2003 Stock Incentive and Compensation Plan, 1994 Stock Incentive Plan (as amended and restated), 1994 Employee Stock Purchase Plan, and 1995 Non-Employee Director Stock Compensation Plan.

(2)	The table above does not include information regarding the proposed Sterling Bancshares, Inc. 2004 Employee Stock Purchase Plan to voted upon by the Company’s shareholders at the annual meeting in April 2004.

RECENT SALES OF UNREGISTERED SECURITIES

As of April 3, 2003, we issued an aggregate of 64,350 shares of our common stock upon the conversion of 39,000 shares of our Series H Convertible Preferred Stock. The holders of the Series H Convertible Preferred Stock previously acquired such shares from us in a private transaction in 2000. No additional consideration was due from or paid by the holders of the Series H Convertible Preferred Stock. The common shares issued upon such conversion were not registered under the Securities Act of 1933 because the exchange of the Series H Convertible Preferred Stock for the shares of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereunder.

ITEM 6—SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company’s audited financial statements. During the periods indicated, the Company completed six acquisitions of bank holding companies and/or banks. With respect to the two acquisitions completed during the reported periods which were accounted for using the “pooling of interest” method, all financial data has been restated to include the acquired entities’ balance sheet data and historical results of operation. On September 30, 2003, we sold our 80% interest in SCMC. Accordingly, the operating results of SCMC are now reported together with the net gain realized on the sale as discontinued operations.

	Year Ended December 31,
	2003	2002	2001	2000	1999
INCOME STATEMENT DATA:	(dollars in thousands)
Net interest income	$144,614	$147,095	$122,547	$103,699	$91,821
Provision for credit losses	17,698	11,700	11,684	9,668	9,236
Noninterest income	33,078	29,611	24,650	19,846	17,047
Noninterest expense	117,603	116,106	104,075	78,783	70,737
Income from continuing operations before income taxes	42,391	48,900	31,438	35,094	28,895
Income from continuing operations	28,354	33,183	21,308	24,534	20,205
Income from discontinued operations	20,756	3,368	9,093	3,006	1,431
Net income	49,110	36,551	30,401	27,540	21,636

BALANCE SHEET DATA (at period-end):
Total assets	$3,204,405	$3,582,745	$2,778,090	$2,077,214	$2,060,112
Total loans	2,157,039	2,644,862	1,928,293	1,484,990	1,261,273
Allowance for credit losses	30,722	27,248	22,927	16,862	13,998
Total securities	565,093	313,054	329,416	295,392	528,743
Total deposits	2,418,369	2,673,072	2,268,980	1,718,822	1,508,789
Other borrowed funds	324,160	509,590	180,298	140,364	362,332
Notes payable	—	21,430	20,879	1,600	—
Subordinated debt	46,533	—	—	—	—
Company-obligated mandatorily redeemable trust preferred securities	80,000	80,000	57,500	28,750	28,750
Shareholders’ equity	292,596	249,327	217,369	166,825	141,070

COMMON SHARE DATA:
Earnings per share from continuing operations
Basic	$0.64	$0.76	$0.51	$0.59	$0.49
Diluted	0.64	0.74	0.50	0.58	0.48
Earnings per share from discontinued operations
Basic	0.47	0.08	0.22	0.07	0.03
Diluted	0.46	0.08	0.21	0.07	0.03
Earnings per share
Basic	1.11	0.83	0.72	0.66	0.52
Diluted	1.10	0.82	0.71	0.65	0.51
Cash dividends paid per common share	0.18	0.16	0.15	0.13	0.12
Book value per share at period-end	6.55	5.65	4.96	3.98	3.40
Tangible book value per share at period-end	5.09	4.34	3.77	3.96	3.37
Shares used in computing earnings per common share
Basic	44,180	43,872	42,180	41,596	41,422
Diluted	44,648	44,756	43,044	42,212	42,218

SELECTED PERFORMANCE RATIOS:
Return on average assets
Total	1.48%	1.21%	1.24%	1.32%	1.26%
Continuing	0.86%	1.10%	0.87%	1.18%	1.18%
Return on average common equity
Total	18.18%	15.48%	16.62%	17.94%	16.60%
Continuing	10.50%	14.06%	11.65%	15.98%	15.50%
Common stock dividend payout ratio	16.19%	19.21%	19.41%	18.99%	20.77%
Net interest margin	4.89%	5.55%	5.69%	5.53%	5.96%

	Year Ended December 31,
	2003	2002	2001	2000	1999
ASSET QUALITY RATIOS:
Nonperforming assets to period-end loans, real estate acquired by forclosure and other repossessed assets	1.68%	0.87%	0.85%	0.77%	0.61%
Period-end nonperforming loans to period-end loans	1.57%	0.74%	0.74%	0.65%	0.48%
Period-end nonperforming assets to period-end assets	1.13%	0.64%	0.58%	0.55%	0.37%
Period-end allowance for credit losses to nonperforming loans	90.66%	138.64%	161.51%	175.74%	229.89%
Period-end allowance for credit losses to period-end loans	1.42%	1.03%	1.19%	1.14%	1.11%
Net charge-offs to average loans	0.60%	0.37%	0.49%	0.51%	0.59%

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	99.91%	92.74%	84.28%	83.34%	77.70%
Period-end shareholders’ equity to total assets	9.13%	6.96%	7.82%	8.03%	6.85%
Average shareholders’ equity to average assets	8.17%	7.83%	7.50%	7.41%	7.70%
Tier 1 capital to risk weighted assets	12.30%	8.41%	9.64%	10.51%	10.82%
Total capital to risk weighted assets	15.40%	9.29%	10.66%	11.26%	11.74%
Tier 1 leverage ratio (Tier 1 capital to total average assets)	10.38%	7.81%	8.40%	9.10%	8.21%

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may contain certain statements relating to the future results of the Company based upon information currently available. These “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act) are typically identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”

Forward-looking statements provide our expectation or predictions of future conditions, events or results. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the following:

•	general business and economic conditions in the markets we serve may be less favorable than anticipated which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults;

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry;

•	competitive factors, including product and pricing pressures among financial services organizations, may increase;

•	the effect of changes in accounting policies and practices, as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board and other accounting regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events, such as market deterioration that adversely affects credit quality and asset values.

INTRODUCTION

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” analyzes major elements of our consolidated financial statements and provides insight into important areas of management’s focus. This introduction highlights selected information in this report and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report.

Our success is highly dependent on economic conditions and market interest rates. Because we operate primarily in Houston, and to a lesser extent, in the Dallas and San Antonio metropolitan areas, the local economic conditions of these areas are particularly important.

During the course of 2003, we experienced the impact of the recent economic downturn in our asset quality measures. This lag is expected in any economic downturn, as business customers who have struggled to survive the effects of recession become unsuccessful in doing so. We expect that asset quality measures will improve in 2004 as the national and local economies improve.

Steep declines in market interest rates over the past few years have dramatically affected our earnings. At December 31, 2003, interest rates are near 40-year lows. While lower interest rates are designed to stimulate the economy, they can have a significant impact on bank earnings. We realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Each of these financial instruments reacts differently to interest rates.

During the last few years of declining interest rates, our net interest margin has dropped from 5.96% in 1999 to 4.89% for 2003. This significantly reduced our earnings. We have noted a slowdown in the rate of decrease in the margin during the latter part of 2003 and, based on these trends, expect the margin will stabilize in 2004. The Company’s balance sheet is positioned to benefit from a rising rate environment.

There are several factors impacting comparisons of our financial statements for 2003 to earlier years. These factors should be kept in mind when considering our future prospects as well:

•	Sale of SCMC

•	Divestitures of banking offices

•	Acquisition of Plaza Bank

2003 was a year of transition for Sterling Bancshares and Sterling Bank. We made several key decisions designed to more clearly align our operations with our long term vision and strategy.

The strategic divestiture of SCMC was made to better position the Company to serve small and mid-sized businesses. We plan to use the net proceeds of the sale to support our ongoing internal growth and to make strategic acquisitions within our target market areas. SCMC’s operations were reported previously as the Company’s mortgage-banking segment; which is now reported together with the net gain on sale as discontinued operations. Other areas of our financial statements affected by the sale of SCMC are not as easily highlighted. As a banking operation, Sterling Bank benefited by providing SCMC with a warehouse line of credit which financed mortgage loans held for sale. Additionally, SCMC maintained operating and escrow deposits with Sterling Bank reducing Sterling Bank’s other borrowing needs. Due to decisions made by the buyer of SCMC, Sterling Bank lost the benefit of these loan and deposit balances shortly after completing the sale of SCMC in September 2003.

Also in 2003, we sold five banking offices acquired as part of recent acquisitions. These banking offices were located in Eagle Pass, Pearsall, Crystal City, Carrizo Springs and Highlands, Texas and were sold because their operations and growth potential did not align with our business banking strategy of serving small and mid-sized businesses in the major metropolitan areas.

Finally, acquisitions we make will not only affect comparisons with previous periods, but also our future prospects. During the fourth quarter of 2003, we completed the acquisition of South Texas Capital Group, Inc. of San Antonio and its subsidiary bank, Plaza Bank.

CRITICAL ACCOUNTING ESTIMATES

The Company’s accounting policies are important to understanding the results reported. Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements in this annual report.

Allowance for credit losses – The allowance for credit losses is a valuation allowance for probable losses incurred on loans and binding loan commitments. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company’s control. Please refer to the subsequent discussion of “Allowance for Credit Losses” below as well as in Note 1 to the Consolidated Financial Statements for additional insight into management’s approach and methodology in estimating the allowance for credit losses.

Stock-based Compensation – The Company accounts for stock-based employee compensation plans using the intrinsic value-based method. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award. We make pro forma disclosures of net income and earnings per share assuming the fair value-based accounting method in Note 1 to the Consolidated Financial Statements.

The Financial Accounting Standards Board (the “FASB”) is currently working on a project to address issues related to equity-based compensation. The objective of the project is to achieve convergence with international standards setting bodies on one single, global accounting standard for equity-based compensation. In the project, the FASB wishes to resolve whether compensation paid in the form of equity instruments should be recognized in the financial statements and how this compensation should be measured.

The FASB has tentatively determined that all equity-based compensation should be recognized in the financial statements beginning in 2005. Deliberations as to how equity-based compensation should be measured are ongoing. The FASB is scheduled to issue an exposure draft in the first quarter of 2004 and has set a goal of issuing a final accounting standard in the second half of 2004.

RESULTS OF OPERATIONS

Performance Summary

Net income for 2003 was $49.1 million compared with $36.6 million in 2002, an increase of 34.4%. Diluted earnings per common share were $1.10 in 2003 and $0.82 in 2002, an increase of 34.1%. An after-tax net gain on the sale of SCMC of $22.1 million in 2003 and after-tax net gains on the sale of five banking offices of $2.3 million are included in net income for 2003. As discussed above, the operations and net gain on sale of SCMC are presented as discontinued operations, whereas the operations and net gain on the sale of the banking offices are presented as continuing operations.

On a continuing operations basis, diluted earnings per share were $0.64 in 2003 compared with $0.74 in 2002. The decrease in earnings per share for 2003 was caused principally by a decline in our net interest income and an increase in the provision for credit losses.

Net income for 2002 was $36.6 million compared with $30.4 million in 2001, an increase of 20.2%. Diluted earnings per share were $0.82 in 2002 and $0.71 in 2001, an increase of 15.5%. Included in these prior year net income amounts are after-tax acquisition related charges of $534 thousand in 2002 and $2.1 million in 2001. The Company incurred non-cash expenses of $1.4 million in 2002 related to the prepayment of its 9.28% Trust Preferred Securities.

Two commonly used industry measures of a banking institution’s performance are return on average assets and return on average common equity. Return on average assets (“ROA”) measures net earnings in relation to average total assets and is an indicator of a company’s ability to employ its resources profitably. For 2003, our ROA (from continuing operations) was 0.86%, as compared to 1.10% and 0.87% for 2002 and 2001, respectively.

Return on average common equity (“ROE”) measures net income in relation to average common equity and is an indicator of a company’s return to its owners. For 2003, the Company’s ROE (from continuing operations) was 10.50% compared to 14.06% and 11.65% for 2002 and 2001, respectively.

Net Interest Income

Net interest income represents the amount by which interest income on interest earning assets, including securities and loans, exceeds interest paid on interest bearing liabilities, including deposits and other borrowed funds. Net interest income is our principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest rates, were as follows (dollars in thousands):

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest earning assets:
Deposits in financial institutions	$1,392	$69	4.96%	$1,960	$106	5.41%	$1,235	$79	6.40%
Federal funds sold and securities purchased under agreements to resell	17,763	176	0.99%	25,326	463	1.83%	74,229	3,578	4.82%
Trading assets	125,722	3,567	2.84%	114,752	4,540	3.96%	49,352	2,787	5.65%
Securities (taxable)	293,198	10,947	3.73%	242,004	13,957	5.77%	265,064	16,667	6.29%
Securities (non-taxable)	51,560	2,266	4.39%	66,509	2,890	4.35%	70,814	3,304	4.67%
Loans held for sale (taxable) (1)	441,377	23,965	5.43%	407,055	27,660	6.80%	179,627	13,459	7.49%
Loans held for investment (taxable) (1)	2,019,903	130,102	6.44%	1,785,490	128,935	7.22%	1,510,000	132,440	8.77%
Loans held for investment (non-taxable)	4,558	291	6.38%	5,330	307	5.76%	4,240	285	6.72%

Total interest earning assets	2,955,473	171,383	5.80%	2,648,426	178,858	6.75%	2,154,561	172,599	8.01%
Noninterest earning assets:
Cash and due from banks	99,902			97,404			88,773
Premises and equipment, net	48,163			51,879			51,968
Other assets	202,215			205,193			146,008
Allowance for credit losses	(30,584)			(25,056)			(20,296)
Assets related to discontinued operations	35,636			44,315			24,754

Total noninterest earning assets	355,332			373,735			291,207

Total assets	$3,310,805			$3,022,161			$2,445,768

Interest bearing liabilities:
Demand and savings deposits	$898,377	$4,752	0.53%	$887,544	$8,541	0.96%	$784,054	$16,915	2.16%
Certificates and other time deposits	664,923	14,608	2.20%	638,048	17,479	2.74%	547,600	26,141	4.77%
Other borrowed funds	392,548	4,921	1.25%	284,965	4,946	1.74%	175,106	6,861	3.92%
Notes payable	18,667	585	3.13%	20,985	797	3.80%	3,369	135	4.01%
Subordinated debt	34,649	1,903	5.49%	—	—	—	—	—	—

Total interest bearing liabilities	2,009,164	26,769	1.33%	1,831,542	31,763	1.73%	1,510,129	50,052	3.31%
Noninterest bearing liabilities:
Demand deposits	904,711			844,401			678,134
Other liabilities	21,167			15,355			10,972
Liabilities related to discontinued operations	25,342			24,574			10,358

Total noninterest bearing liabilities	951,220			884,330			699,464
Trust preferred securities	80,000			69,620			52,853
Shareholders’ equity	270,421			236,669			183,322

Total liabilities and shareholders’ equity	$3,310,805			$3,022,161			$2,445,768

Net interest income and margin (2)		$144,614	4.89%		$147,095	5.55%		$122,547	5.69%

(1)	Loan origination fees are reported together with interest income on loans. These fees aggregated $5.3 million, $5.1 million and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(2)	The net interest margin is equal to net interest income divided by average total interest earning assets.

The following rate/volume analysis shows the portions of the net change in interest income due to changes in volume or rate. The changes in interest income due to both rate and volume in the analysis have been allocated proportionately to the volume or rate changes (in thousands):

	2003 vs. 2002 Increase (Decrease) Due to Changes in:			2002 vs. 2001 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Deposits in financial institutions	$(31)	$(6)	$(37)	$46	$(19)	$27
Federal funds sold and securities purchased under agreements to resell	(138)	(149)	(287)	(2,357)	(758)	(3,115)
Trading assets	434	(1,407)	(973)	3,693	(1,940)	1,753
Securities (taxable)	2,952	(5,962)	(3,010)	(1,450)	(1,260)	(2,710)
Securities (non-taxable)	(650)	26	(624)	(201)	(213)	(414)
Loans held for sale (taxable)	2,332	(6,027)	(3,695)	17,041	(2,840)	14,201
Loans held for investment (taxable)	16,928	(15,761)	1,167	24,163	(27,668)	(3,505)
Loans held for investment (non-taxable)	(44)	28	(16)	73	(51)	22

Total interest income	21,783	(29,258)	(7,475)	41,008	(34,749)	6,259

Interest-bearing liabilities:
Demand and savings deposits	104	(3,893)	(3,789)	2,233	(10,607)	(8,374)
Certificates and other time deposits	736	(3,607)	(2,871)	4,318	(12,980)	(8,662)
Other borrowed funds	1,867	(1,892)	(25)	4,304	(6,219)	(1,915)
Notes payable	(88)	(124)	(212)	706	(44)	662
Subordinated debt	1,903	—	1,903	—	—	—

Total interest expense	4,522	(9,516)	(4,994)	11,561	(29,850)	(18,289)

Net interest income	$17,261	$(19,742)	$(2,481)	$29,447	$(4,899)	$24,548

Net interest income for 2003 was $144.6 million, down $2.5 million or 1.7% from $147.1 million for 2002. The decrease in net interest income is attributable primarily to the decrease in yields on the Bank’s loans, securities and deposits offset by the increased volumes of loans and securities. The average yield on interest-earning assets decreased 95 basis points from 6.75% in 2002 to 5.80% in 2003.

In November 2002 and June 2003, the Federal Reserve Bank decreased the discount rate 50 basis points and 25 basis points, respectively. Since our balance sheet is asset sensitive, our interest-earning assets generally reprice more quickly than the interest-bearing liabilities. Average interest-earning assets increased $307.0 million or 11.6% during 2003 offsetting much of the impact of lower yields. Additionally, competitive pressures often limit our ability to reduce rates on deposits by the same amounts as we do on loans during periods of declining rates.

Average interest-bearing liabilities for 2003 were $2.0 billion, an increase of $177.6 million or 9.7%. The cost of interest-bearing liabilities decreased 40 basis points from 1.73% for 2002 to 1.33% for 2003.

Overall, the Company’s net interest margin of 4.89% in 2003 decreased 66 basis points from the 5.55% net interest margin during 2002. Because we are asset-sensitive, our net interest margin and net interest income generally tends to increase during periods of rising interest rates and decrease during periods of declining interest rates.

Net interest income for 2002 was $147.1 million, up $24.5 million or 20.0% from $122.5 million for 2001. The growth in net interest income is attributable primarily to a 29.8% increase in average loans during 2002 partially offset by decreasing interest rates. Loan growth related to acquisitions made during this period was 5.1%.

The Federal Reserve Bank decreased the discount rate in the aggregate by 475 basis points in 2001 and 50 basis points in November of 2002. Consequently, our yields on interest-earning assets decreased in 2001 and 2002 as a result of the Bank lowering its prime rate in relation to the Federal Reserve decreases and as maturing fixed-rate loans and securities were redeployed into new instruments having lower yields.

Average interest-bearing liabilities for 2002 were $1.8 billion, an increase of $321.4 million or 21.2% from the 2001 average. Average interest-bearing deposits increased 14.6%. The increase in average interest-bearing deposits related to acquisitions during this period was 7.8%. The cost of interest-bearing liabilities decreased 158 basis points from 3.31% in 2001 to 1.73% in 2002. Overall, the Company’s net interest margin of 5.55% for 2002 decreased 14 basis points from 5.69% for 2001.

Noninterest Income

Noninterest income consisted of the following (in thousands):

	2003	2002	2001
Customer service fees	$16,214	$16,893	$14,834
Net gain on the sale of banking offices	3,517	—	—
Bank-owned life insurance income	2,010	2,084	2,049
Debit card fees	1,451	1,327	877
Net gain on the sale of trading assets	1,186	1,018	298
Net gain on the sale of securities	905	110	157
Other	7,795	8,179	6,435

Total	$33,078	$29,611	$24,650

Noninterest income for 2003 totaled $33.1 million, an increase of $3.5 million or 11.7% over the $29.6 million in 2002. Included in noninterest income for 2003 is $3.5 million of pre-tax net gain on the sale of the banking offices in Eagle Pass, Pearsall, Carrizo Springs, Crystal City and Highlands. These offices were sold because their operations and growth potential did not fit with our business banking strategy.

For 2002, noninterest income was $29.6 million, as compared to $24.7 million for 2001, an increase of $5.0 million or 20.1%. During 2002, customer service fees increased $2.1 million or 13.9%, primarily as a result of acquisitions during these periods and other internal growth in deposit transaction accounts. The increased gain on trading assets occurred due to the trading department being established in the second quarter of 2001. In 2002, the Bank began selling the guaranteed portion of SBA loans resulting in a premium of $312 thousand being recognized in 2002. Also in 2002, the Bank began selling fixed and variable annuity products and recorded income totaling $300 thousand in 2002.

Noninterest Expense

The following table shows the detail of noninterest expense (in thousands):

	2003	2002	2001
Salaries and employee benefits	$65,525	$63,430	$55,115
Occupancy expenses	15,364	15,181	13,964
Technology	5,170	5,046	5,053
Professional fees	4,624	4,205	2,966
Postage and delivery charges	2,173	2,289	2,049
Supplies	1,301	1,401	1,512
Net losses and carrying costs of real estate acquired by foreclosure	(541)	481	176
FDIC assessment	406	390	470
Minority interest expense—company obligated mandatorily reedmable trust preferred securities of subsidiary trust	6,188	5,916	4,716
Acquisition-related expenses	66	822	3,181
Amortization of core deposit intangible	465	426	—
Other	16,862	16,519	14,873

Total	$117,603	$116,106	$104,075

Salaries and employee benefits for 2003 were $65.5 million, as compared to $63.4 million for 2002, an increase of $2.1 million or 3.3%. The increase was primarily related to merit increases and increased hospital and medical insurance expenses. At December 31, 2003, we had 1,036 full-time equivalent employees compared with 1,065 at December 31, 2002.

Salaries and employee benefits for 2002 totaled $63.4 million, an increase of $8.3 million or 15.1% over $55.1 million for 2001. Increased salaries and employee benefits expenses related to acquisitions completed during these periods were $2.3 million. Also salaries increased because of the new banking office opened in San Antonio in June 2002, the new energy lending division established during the first quarter of 2002 and the trading department established in the second quarter of 2001. In all, the number of full-time equivalent employees increased by 51 to 1,065 at December 31, 2002 as compared with December 31, 2001.

Professional fees in 2003 totaled $4.6 million, an increase of $419 thousand or 10.0% from $4.2 million in 2002. The increase during 2003 was due primarily to consulting of $759 thousand related to various analysis and operations overviews of SCMC prior to the announced sale. Professional fees in 2002 totaled $4.2 million, an increase of $1.2 million or 41.8% from $3.0 million in 2001. The 2002 increase was due primarily to $906 thousand of computer software consulting fees related to the trustee deposits held by the Bank.

Minority interest expense increased $272 thousand or 4.6% during 2003 and $1.2 million or 25.4% during 2002. These increases are primarily related to the net effect of the redemption of trust preferred securities in November 2002 and issuance of trust preferred securities in September 2002, August 2002 and March 2001. Refer to the subsequent discussion of “Company-Obligated Mandatorily Redeemable Trust Preferred Securities” for additional details.

In 2002, the Company recorded $822 thousand in acquisition-related expenses incurred in connection with the acquisition of ENB Bankshares. Acquisition-related expenses related to the three acquisitions in 2001 totaled $3.2 million. Acquisition-related expenses include employee retention and severance expenses as well as data processing costs related to the conversions of the acquired banks’ systems.

Other noninterest expenses totaled $16.9 million for 2003, an increase of $421 thousand or 2.6% from 2002. We increased our marketing and branding efforts through increased television, print and radio advertising. As a result, marketing expenses increased $924 thousand from 2002. Other expenses totaled $16.5 million in 2002, an increase of $1.6 million or 10.8%, from $14.9 million in 2001. In 2002, the Company recorded $1.4 million of non-cash expenses related to the early redemption of trust preferred securities in November 2002.

Income Taxes

The Company provided $39.1 million for federal income taxes for 2003, $18.1 million for 2002 and $16.4 million for 2001. The effective tax rates for 2003, 2002, and 2001 were 44.3%, 33.1%, and 35.1%, respectively. Our provision for taxes and our effective tax rate increased during 2003 principally because of a tax election made pursuant to Section 338(h)(10) of the Internal Revenue Code as part of the sale of SCMC.

On a continuing operations basis, our effective tax rates for 2003, 2002, and 2001 were 33.1%, 32.1%, and 32.2%, respectively.

FINANCIAL CONDITION

Loans Held for Investment

The following table summarizes our loan portfolio by type as of December 31 of the year indicated, excluding loans held for sale (dollars in thousands):

	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, financial and industrial:
US addressees	$658,881	30.9%	$585,685	30.1%	$506,272	30.4%	$472,392	35.1%	$436,518	36.7%
Non-US addressees	7,886	0.4%	7,207	0.4%	7,594	0.5%	4,807	0.4%	5,917	0.5%
Real estate mortgage:
Commercial	756,163	35.5%	626,132	32.2%	530,076	31.8%	449,007	33.4%	360,092	30.2%
Residential	201,279	9.5%	201,238	10.4%	186,527	11.2%	155,796	11.5%	141,661	11.9%
Real estate construction	401,578	18.8%	371,207	19.1%	282,304	16.9%	134,482	10.0%	115,761	9.7%
Consumer	104,944	4.9%	152,092	7.8%	154,015	9.2%	129,358	9.6%	130,920	11.0%

Total	$2,130,731	100.0%	$1,943,561	100.0%	$1,666,788	100.0%	$1,345,842	100.0%	$1,190,869	100.0%

At December 31, 2003, loans held for investment were $2.1 billion, an increase of $187.2 million or 9.6% over loans at December 31, 2002 of $1.9 billion. Much of this increase was due to internal loan growth. Loans acquired in the acquisition of Plaza Bank in October 2003 totaled $65.9 million. We sold $34 million of loans associated with the five banking offices divested in 2003.

Loans held for investment were 88.1% of deposits and 66.5% of total assets at December 31, 2003. At December 31, 2002, loans held for investment were 72.7% of deposits and 54.2% of total assets.

Our primary lending focus is on commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300 thousand to $30 million. Typically, our customers have financing requirements between $50 thousand and $3 million. Sterling Bank’s legal lending limit was $20 million at December 31, 2003 and was not exceeded by any single relationship.

We make commercial loans primarily to small and mid-sized businesses and to professionals. Our commercial loan products include revolving lines of credit, letters of credit, working capital loans, and loans to finance accounts receivable, inventory and equipment. Typically, commercial loans have floating rates of interest, are for varying terms (generally not exceeding three years), are personally guaranteed by the business owner and are secured by accounts receivable, inventory and/or other business assets. In addition to the commercial loans secured solely by non-real estate business assets, we make commercial loans that are secured by owner-occupied real estate, as well as other business assets.

Commercial mortgage loans are secured generally by first liens on real estate, typically have floating interest rates, and are most often amortized over a 15-year period with balloon payments due at the end of three years. In underwriting commercial mortgage loans, consideration is given to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, and a review of the financial condition of the borrower.

We also make loans to finance the construction of residential and, to a lesser extent, nonresidential properties, such as churches. Generally, construction loans are secured by first liens on real estate and have floating interest rates. The Bank conducts periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in our construction lending activities.

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other business relationships with us.

Loan maturities and rate sensitivity of the total loan portfolio excluding real estate-mortgage and consumer loans at December 31, 2003 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial, financial and industrial	$528,713	$126,259	$6,919	$661,891
Real estate—commercial	507,576	221,294	31,991	760,861
Real estate—construction	332,502	57,702	11,309	401,513
Foreign loans	5,027	2,860	577	8,464

Total loans	$1,373,818	$408,115	$50,796	$1,832,729

Loans with a fixed interest rate	$205,583	$396,139	$49,858	$651,580
Loans with a floating interest rate	1,168,335	11,976	938	1,181,249

Total loans	$1,373,918	$408,115	$50,796	$1,832,829

As of December 31, 2003, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions. The Bank had no material foreign loans outstanding for the years ended December 31, 1999 through 2003.

Loans Held for Sale

Loans held for sale totaled $26.3 million at December 31, 2003, as compared with $701.3 million at December 31, 2002. Loans held for sale as of December 31, 2002 included $695.6 million of loans funded by the Bank through a mortgage warehouse line to SCMC. Shortly after the sale of SCMC on September 30, 2003, this mortgage warehouse line was repaid in full at the discretion of the buyer. Loans held for sale at December 31, 2003 included certain purchased commercial real estate loans and the guaranteed portion of SBA loans originated by the Bank. Due to the timing of the sales of these loans to investors, the balance of loans held for sale at any given time may be somewhat volatile.

Securities

The carrying amount of securities we held at December 31 are shown below (dollars in thousands).

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
U.S. Treasury securities and obligations of U.S. government agencies	$86,108	15.2%	$39,388	12.6%	$28,937	8.8%
Obligations of states and political subdivisions	42,769	7.6%	60,823	19.4%	74,985	22.8%
Mortgage-backed securities and collateralized mortgage obligations	402,595	71.2%	189,560	60.6%	220,355	66.9%
Other securities	33,621	6.0%	23,283	7.4%	5,139	1.5%

Total	$565,093	100.0%	$313,054	100.0%	$329,416	100.0%

At December 31, 2003, total securities of $565.1 million increased $209.9 million from $313.1 million at December 31, 2002. These securities represented 23.4% and 11.7% of total deposits and 16.3% and 8.7% of total assets as of December 31, 2003 and 2002, respectively. During the fourth quarter of 2003, we significantly increased the size of the security portfolio in an effort to rebalance liquidity and redeploy earning assets subsequent to the sale of SCMC.

The carrying amount of securities at December 31, 2003, by contractual maturity is shown below (dollars in thousands):

	Due < 1 Year		Due 1-5 Years		Due 5-10 Years		Due > 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government agencies	$55,199	1.25%	$30,909	2.22%	$—	—	$—	—	$86,108
Obligations of states and political subdivisions	5,474	6.38%	26,373	6.62%	10,517	6.79%	405	8.02%	42,769
Mortgage-backed securities and collateralized mortgage obligations	9,973	1.72%	222,127	3.01%	78,632	4.39%	91,863	4.22%	402,595
Other securities	33,621	4.36%	—	—	—	—	—	—	33,621

	$104,267	2.57%	$279,409	3.26%	$89,149	4.67%	$92,268	4.24%	$565,093

The yield on the Bank’s securities portfolio at December 31, 2003 was 3.78%. The weighted-average life of the portfolio was approximately 5.3 years and the modified duration was approximately 3.2 years. The yield on the securities portfolio at December 31, 2002 was 4.7%. At December 31, 2002, the weighted-average life of the portfolio was approximately 2.3 years and the modified duration was approximately 1.7 years.

The Company did not own any securities of any one issuer (other than the U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2003.

Deposits

Our lending and investing activities are funded primarily by deposits, approximately 82% of which were core deposits at December 31, 2003. Core deposits exclude brokered deposits and time deposits over $100,000. These “jumbo” deposits are characteristically more sensitive to changes in interest rates and, thus, are not considered a part of our core funding.

Noninterest bearing deposits at December 31, 2003 were $834.3 million as compared to $1.0 billion at December 31, 2002, a decrease of $182.6 million or 17.9%. Approximately $151 million of deposits were transferred as part of the sales of five banking offices in 2003. Also, $148 million of SCMC operating funds and escrow balances on deposit with the Bank were withdrawn shortly after the sale of SCMC. Approximately 34.5% of deposits at December 31, 2003 were noninterest bearing.

The average balances and weighted average rates paid on deposits for each of the years ended December 31, 2003, 2002, and 2001 are presented below (dollars in thousands):

	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$904,711		$844,401		$678,134
Interest bearing demand and savings deposits	898,377	0.53%	887,544	0.96%	784,054	2.16%
Time deposits	664,923	2.20%	638,048	2.74%	547,600	4.77%

Total	$2,468,011	1.24%	$2,369,993	1.71%	$2,009,788	3.23%

During 2003, average total deposits increased $98.0 million or 4.1% as compared with the 2002 average balances. Average total deposits for 2002 were $2.4 billion, which was $360.2 million or 17.9% over average total deposits during 2001 of $2.0 billion. The 2003 and 2002 increases are primarily attributable to internal deposit growth and the acquisitions completed during the period.

Average brokered certificates of deposit totaled $87.6 million in 2003 and $34.9 million in 2002.

The maturities of time deposits of $100 thousand or more at December 31, 2003 is shown below (in thousands):

Three months or less	$236,344
Over three through six months	90,088
Over six through twelve months	57,889
Thereafter	57,359

$441,680

Other Borrowed Funds

Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. Federal Home Loan Bank (“FHLB”) advances are available to the Bank under a security and pledge agreement. At December 31, 2003, we had $356.6 million available under this agreement. Further, the Bank had other credit facilities at December 31, 2003 through various correspondent banking relationships.

Details of other borrowed funds follows (dollars in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Federal Home Loan Bank advances
Balance outstanding at period-end	$311,735	$490,790	$146,000
Weighted average interest rate at period-end	1.06%	1.30%	1.95%
Maximum outstanding at any month-end	$642,500	$490,790	$230,000
Daily average balance	365,390	251,410	147,803
Weighted average interest rate for the period	1.24%	1.77%	4.00%
Federal funds purchased
Balance outstanding at period-end	$12,425	$18,800	$16,050
Weighted average interest rate at period-end	1.31%	1.75%	2.34%
Maximum outstanding at any month-end	$45,800	$18,800	$17,100
Daily average balance	27,158	19,996	12,229
Weighted average interest rate for the period	1.61%	2.10%	4.37%
Securities sold under agreements to repurchase
Balance outstanding at period-end	$—	$—	$18,248
Weighted average interest rate at period-end	—	—	1.16%
Maximum outstanding at any month-end	$—	$19,796	$18,248
Daily average balance	—	13,559	15,074
Weighted average interest rate for the period	—	0.96%	2.67%

Notes Payable

As of December 31, 2002, Sterling Bancshares had outstanding borrowings totaling $20 million with Wells Fargo Bank. Other notes totaling $1.4 million, assumed in acquisitions, were outstanding at December 31, 2002. All outstanding notes payable were fully repaid during 2003.

Subordinated Debt

During April 2003, the Bank raised approximately $50 million through a private offering of subordinated notes. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. In June 2003, we entered into an interest rate swap agreement in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, we receive a fixed coupon rate of 7.375% and pay a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge. Changes in the fair value of both the swap and the hedged subordinated debt are reflected in the statements of income. However, the impact of these fully offset because of the hedge’s effectiveness. The swap’s floating rate on December 31, 2003 was 4.77%.

Company-Obligated Mandatorily Redeemable Trust Preferred Securities

At December 31, 2003, we had three issues of company-obligated mandatorily redeemable trust preferred securities (“trust preferred securities”) outstanding totaling $80 million as follows (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Junior Subordinated Debt Owed To Trusts	Final Maturity Date
Capital Trust III	September 26, 2002	$31,250	8.30% Fixed	$32,217	September 26, 2032

Statutory Trust One	August 30, 2002	20,000	3-month LIBOR plus 3.45%	20,619	August 30, 2032
Capital Trust II	March 21, 2001	28,750	9.20% Fixed	29,639	March 21, 2031

Total		$80,000		$82,475

Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of Sterling Bancshares, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by Sterling Bancshares. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Sterling Bancshares making payment on the related junior subordinated debentures. Sterling Bancshares’ obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by Sterling Bancshares of each respective trust’s obligations under the trust securities issued by each respective trust.

In late-2003, the FASB issued FIN 46R. FIN 46R requires that trust preferred securities be deconsolidated from our consolidated financial statements. We will adopt FIN 46R on January 1, 2004. After adoption, the trust preferred securities will no longer be shown in our consolidated financial statements. Instead, the junior subordinated debentures will be shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures will be shown in the consolidated statements of income.

Currently, trust preferred securities are considered in calculating Tier 1 capital ratios. However, the banking regulators may disallow this practice. It is unclear whether existing issues of trust preferred securities will be “grandfathered” (permitting their continued inclusion in the calculation of Tier 1 capital) or not. This reconsideration of trust preferred securities was caused by the issuance of FIN 46R. Refer to Note 20 to the Consolidated Financial Statements for a discussion of the impact of this possible change on our regulatory capital ratios.

After completing our latest issuance of trust preferred securities in 2002, we used the proceeds to prepay the 9.28% Junior Subordinated Debentures issued in June 1997. Upon the prepayment, the 9.28% Trust Preferred Securities outstanding were mandatorily redeemed. This effectively lowered our overall borrowing costs. We recorded a $1.4 million non-cash charge associated with the early redemption of these securities.

ASSET QUALITY

Risk Elements

Nonperforming and past due loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. The Bank receives, on an ongoing basis, updated appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.

Potential problem loans are those loans not classified as nonperforming, but where information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its ongoing loan review process.

Nonperforming assets and potential problem loans consisted of the following (dollars in thousands):

	2003	2002	2001	2000	1999
Nonaccrual loans	$33,887	$19,654	$14,179	$8,297	$5,871
Restructured loans	—	—	16	1,298	218

Total nonperforming loans	33,887	19,654	14,195	9,595	6,089
Real estate acquired by foreclosure	2,124	3,358	1,837	1,702	1,323
Other repossessed assets	169	66	127	192	264

Total nonperforming assets	$36,180	$23,078	$16,159	$11,489	$7,676

Nonperforming loans to total loans	1.57%	0.74%	0.74%	0.65%	0.48%
Nonperforming assets to total assets	1.13%	0.64%	0.58%	0.55%	0.37%
Potential problem loans	$66,482	$62,189	$51,456	$38,753	$25,565

Accruing loans past due 90 days or more	$35	$984	$1,360	626	351

Total loans	$2,157,039	$2,644,862	$1,928,293	$1,484,990	$1,261,273

Total assets	$3,204,405	$3,582,745	$2,778,090	$2,077,214	$2,060,112

Nonperforming assets were $36.2 million at December 31, 2003, up from $23.1 million at year-end 2002. Much of this increase can be attributed to three problem loan relationships placed on nonaccrual status during the second half of 2003. These relationships individually were larger than $3 million. Management implemented more stringent credit approval standards for relationships of this size in the fourth quarter of 2003.

The overall level of nonperforming assets has been impacted negatively by the weak economic conditions of the past few years. We expect some improvement in asset quality during late 2004 and early 2005 as the local and national economies strengthen.

Allowance for Credit Losses

The provision for credit losses increased during 2003 to $17.7 million as compared with $11.7 million for 2002. During 2003, net charge-offs of $14.7 million or 0.60% of average loans were incurred. These increases are attributable principally to the impact of the economic downturn of the past few years.

The provision for credit losses and net charge-offs for 2003 were impacted also by the partial charge-off of one of the three problem loan relationships discussed above. A total of $2.0 million was charged-off during the fourth quarter of 2003 in conjunction with this relationship. The remaining balance of this relationship was classified as nonperforming at December 31, 2003.

The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making our evaluation, we consider the industry diversification of the commercial loan portfolio and the effect of changes in the local real estate market on collateral values. We also consider the results of recent regulatory examinations.

We continually monitor economic conditions in our local market areas and the probable impact on borrowers, on past-due amounts, on related collateral values, on the number and size of non-performing loans and on the resulting amount of charge-offs for the period.

We have several systems and procedures in place to assist in managing the overall quality of the loan portfolio. In addition to established underwriting guidelines and approval processes, we monitor delinquency levels for any negative or adverse trends. We also perform reviews of the loan portfolios on a regular basis to identify troubled loans and to assess their overall collection probability.

Ongoing portfolio reviews are conducted by our internal loan review department under an established loan review program. Under this program, we particularly monitor working capital credits having a total exposure of $300,000 or more. Annually, we target a loan review penetration of at least 50% of the total commercial and real estate loan portfolios.

Through the loan review process, we maintain an internally classified loan list, which, along with the delinquency list of loans, helps us assess the overall quality of the loan portfolios and the adequacy of the allowance for credit losses. Loans on this listing are classified as substandard, doubtful or loss based on the severity of credit probability of repayment, collateral valuation and related collectibility.

Loans classified as “substandard” have clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize the loan’s recoverability. Loans classified as “doubtful” have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as “loss” are those loans that are in the process of being charged off.

At December 31, 2003, substandard loans totaled $95.8 million, of which $33.2 million were loans designated as delinquent or nonaccrual; and doubtful loans totaled $4.5 million of which $4.3 million were designated as delinquent or nonaccrual.

In addition to the internally classified loan list and delinquency list of loans, we maintain a separate “watch list” which further aids in monitoring the loan portfolios. Watch list loans show warning elements or more deficiencies that require attention in the short run or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. We review these loans in assessing the adequacy of the allowance for credit losses. As of December 31, 2003, watch list loans totaled $183.0 million.

Management assigns loan grades by loan and allocations are made within each loan grade so that double allocations are avoided. Loans are assigned a grade according to payment history, collateral values, and financial condition of the borrower.

The Bank maintains an adequate allowance for credit losses through its watchlist classifications, allocating an increasing reserve amount as the severity of a problem loan increases. The Bank maintains an unallocated reserve for satisfactory non-classified credits based, in part, on the average of the last three year’s actual net charge-offs.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001	2000	1999
Average loans outstanding	$2,465,838	$2,197,875	$1,693,867	$1,331,282	$1,122,834

Loans outstanding at period-end	$2,157,039	$2,644,862	$1,928,293	$1,484,990	$1,261,273

Allowance for credit losses at January 1	$27,248	$22,927	$16,862	$13,998	$11,352

Charge-offs:
Commercial, financial, and industrial	10,597	7,384	6,969	7,061	5,485
Real estate, mortgage and construction	4,486	1,249	1,057	643	162
Consumer	1,590	1,122	1,797	63	1,925

Total charge-offs	16,673	9,755	9,823	7,767	7,572
Recoveries:
Commercial, financial, and industrial	1,447	1,400	871	861	750
Real estate, mortgage and construction	157	75	111	33	42
Consumer	343	245	464	69	190

Total recoveries	1,947	1,720	1,446	963	982

Net charge-offs	14,726	8,035	8,377	6,804	6,590

Acquired allowance for credit losses	855	656	2,758	—	—
Allowance for credit losses sold with divestiture	353	—	—	—	—
Provision for credit losses	17,698	11,700	11,684	9,668	9,236

Allowance for credit losses at December 31	$30,722	$27,248	$22,927	$16,862	$13,998

Ratios:
Allowance to average loans	1.25%	1.24%	1.35%	1.27%	1.25%
Allowance to period end loans	1.42%	1.03%	1.19%	1.14%	1.11%
Net charge-offs to average loans	0.60%	0.37%	0.49%	0.51%	0.59%
Allowance to period-end nonperforming loans	90.66%	138.64%	161.51%	175.74%	229.89%

The following table shows the allocation of the allowance for credit losses among various categories of loans (dollars in thousands). The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any category of loans.

	December 31,
	2003		2002		2001		2000		1999
	Amount	% of Category to Loans Held for Investment	Amount	% of Category to Loans Held for Investment	Amount	% of Category to Loans Held for Investment	Amount	% of Category to Loans Held for Investment	Amount	% of Category to Loans Held for Investment
Balance of allowance for credit losses at end of period applicable to:
Commercial, financial and industrial	$11,844	31%	$9,188	30%	$8,361	31%	$7,521	35%	$5,461	37%
Real estate, mortgage and construction	8,855	64%	7,738	62%	5,538	60%	3,348	55%	3,014	52%
Consumer	1,009	5%	1,323	8%	868	9%	1,073	10%	909	11%
Unallocated	9,014	N/A	8,999	N/A	8,160	N/A	4,920	N/A	4,614	N/A

	$30,722	100%	$27,248	100%	$22,927	100%	$16,862	100%	$13,998	100%

INTEREST RATE SENSITIVITY AND LIQUIDITY

We manage interest rate risk by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. This process requires a balance between profitability, liquidity, and interest rate risk.

To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed by senior management, the Asset/Liability Management Committee and the Company’s Board of Directors on an ongoing basis.

An interest rate sensitive asset or liability is one that experiences a measurable change in value as a direct result of changes in market interest rates. Interest rate risk is measured by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (“GAP”) and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A bank is considered asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a bank is considered liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. When analyzing its GAP position, the Company emphasizes the next twelve-month period.

We are positioned to benefit from rising rates because the Company has an asset sensitive position. Also, we would likely benefit from an increase in short-term interest rates as this might signify that economic conditions are improving.

As mentioned, we utilize simulation models to estimate the impact on net interest income and present value of equity due to changes in interest rates under various scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking the balance sheet. The following table summarizes the simulated change over a 12-month period as of December 31, 2003 and 2002 (dollars in thousands):

	Increase (Decrease) in
Changes in Interest Rates (Basis Points)	Net Interest Income	Present Value of Equity
December 31, 2003
+200	6.03%	-7.00%
+100	3.14%	-2.72%
Base	0.00%	0.00%
-100	-3.80%	0.62%
-200	-13.17%	3.25%
December 31, 2002
+200	9.74%	6.87%
+100	5.05%	4.12%
Base	0.00%	0.00%
-100	-5.11%	-4.90%
-200	-14.89%	-9.61%

These sensitivities are all within the thresholds set by our Asset/Liability Committee. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The interest rate sensitivity analysis includes assumptions that (i) the composition of our interest sensitive assets and liabilities existing at year end will remain constant over the measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

The following table sets forth the expected maturity and repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2003:

	0-90 Days	90-365 Days	1-3 Years	3-5 Years	Over 5 Years	Total
	(In thousands, except for data expressed in percentages)
Interest-earning assets:

Cash and cash equivalents	$16,970	$—	$—	$—	$—	$16,970
Deposits in other financial institutions	468	597	99	99	95	1,358
Trading assets	172,825	—	—	—	—	172,825
Securities	59,501	32,511	47,070	36,322	389,689	565,093
Loans	1,374,052	162,863	272,608	276,360	71,156	2,157,039

Total interest-earning assets	1,623,816	195,971	319,777	312,781	460,940	2,913,285

Interest-bearing liabilities:
Demand and savings deposits	929,577	—	—	—	—	929,577
Certificates of deposit and other time deposits	275,284	258,382	85,812	34,951	50	654,479
Other borrowed funds	324,160	—	—	—	—	324,160
Subordinated debt	—	—	—	—	46,533	46,533

Total interest-bearing liabilities	1,529,021	258,382	85,812	34,951	46,583	1,954,749

GAP before effect of interest rate swap	94,795	(62,411)	233,965	277,830	414,357	958,536
Effect of interest rate swap – pay floating	46,533	—	—	—	(46,533)	—

Period GAP	48,262	(62,411)	233,965	277,830	460,890	958,536

Cumulative GAP	$48,262	$(14,149)	$219,816	$497,646	$958,536

Period GAP to total assets	1.51%	(1.95%)	7.30%	8.67%	14.38%

Cumulative GAP to total assets	1.51%	(0.44)%	6.86%	15.53%	29.91%

Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not reprice proportionally as interest rates change. Management utilizes the interest rate risk simulation model to monitor and forecast the effect of various interest rate environments on earnings and the Company’s net capital position.

The objectives of the Company’s liquidity management is to maintain our ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate the Company on an ongoing basis. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. In recent years, our liquidity needs have primarily been met by growth in core deposits. In addition to core deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing securities and loan portfolios. The Bank also accepts brokered certificates of deposit.

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At December 31, 2003, the Bank had approximately $45.3 million in the aggregate available to be paid as dividends to Sterling Bancshares. It is not anticipated that such restrictions will have an impact on the ability of Sterling Bancshares to meet its ongoing cash obligations. As of December 31, 2003, we did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations

The Company’s future contractual cash payments are as follows (in thousands):

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Operating leases	$3,987	$5,264	$3,893	$5,649	$18,793
Certificates and other time deposits	552,034	69,942	32,453	50	654,479
Subordinated debt	—	—	—	50,000	50,000
Trust preferred securities	—	—	—	80,000	80,000

Total	$556,021	$75,206	$36,346	$135,699	$803,272

The amount reflected above for subordinated debt represents our contractual obligation. The subordinated debt is reflected in the consolidated balance sheet at its fair value. The Bank entered into an interest rate swap designated as a fair-value hedge of the subordinated debt. Refer to Note 12 in the Consolidated Financial Statements for further information.

The Company’s potential obligations associated with commitments to extend credit, outstanding letters of credit and mortgages sold with recourse as of December 31, 2003 are summarized below (in thousands). Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Commitments to extend credit	$339,948	$53,361	$44,171	$45,566	$483,046
Standby letters of credit	21,766	2,654	35	—	24,455

Total	$361,714	$56,015	$44,206	$45,566	$507,501

See Note 19 to the Consolidated Financial Statements for additional discussion of financial instruments with off-balance sheet risk, including a discussion of the nature, business purpose and importance of off-balance sheet arrangements.

Capital Resources

At December 31, 2003, shareholders’ equity totaled $292.6 million or 9.1% of total assets, as compared to $249.3 million or 7.0% of total assets at December 31, 2002. Our risk-based capital ratios together with the minimum capital amounts and ratios as of December 31, 2003 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$383,252	15.40%	$199,095	8.0%
Tier 1 Capital (to Risk Weighted Assets)	305,997	12.30%	99,547	4.0%
Tier 1 Capital (to Average Assets)	305,997	10.38%	117,883	4.0%

See Note 20 to the Company’s Consolidated Financial Statements for further discussion of regulatory capital requirements.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In addition to the other information contained in this report, the following risks may affect us. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

Our profitability depends significantly on local economic conditions.

Our success depends primarily on the general economic conditions of the Houston metropolitan area and, to a lesser extent, that of the San Antonio and Dallas metropolitan areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in these areas. The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, such as inflation, recession, acts of terrorism, an outbreak of hostilities, unemployment and other factors beyond our control will impact these local economic conditions and will negatively affect the financial results of our banking operations. In addition, Houston remains largely dependent on the energy industry. A downturn in the energy industry and the energy-related business could indirectly adversely affect our results of operations and financial condition

We rely on an owner-operated business market.

We target our business development and marketing strategy primarily to serve the banking and financial needs of owner-operated businesses with credit needs of under $3 million. These owner-operated businesses represent a major sector of the Houston and national economies. If general economic conditions negatively impact this economic sector in the metropolitan areas in which we operate, our results of operations and financial condition will be significantly affected.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant credit losses that could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the size of the allowance, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Significant additions to our allowance would materially decrease our net income.

In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs, based on judgments different than those we make. Any increase in our allowance or charge-offs as required by these regulatory agencies could have a negative affect on us.

Fluctuations in interest rates could reduce our profitability.

We realize income primarily from the difference between interest earned on loans and securities and the interest paid on deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will work against us, and our earnings may be negatively affected.

We are unable to predict fluctuations of market interest rates, which are affected by the following factors:

•	inflation;

•	recession;

•	a rise in unemployment;

•	tightening money supply;

•	international disorder and instability in domestic and foreign financial markets; and

•	instability in domestic and foreign financial markets.

Our asset liability management strategy, which is designed to mitigate the risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on our results of operation and financial condition.

Competition with other financial institutions could adversely affect our profitability.

We face vigorous competition from banks and other financial institutions, including savings institutions, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

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

Our growth strategy includes our desire to acquire other financial institutions. We may not be able to complete any future acquisitions and, if completed, we may not be able to successfully integrate the operations, management, products and services of the entities we acquire. Following each acquisition, we must expend substantial managerial, operating, financial and other resources to integrate these entities. In particular, we may be required to install and standardize adequate operational and control systems, deploy or modify equipment, implement marketing efforts in new as well as existing locations and employ and maintain qualified personnel. Our failure to successfully integrate the entities we acquire into our existing operations may adversely affect our financial condition and results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and our operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on us.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding the market risk of our financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Financial Condition – Interest Rate Sensitivity and Liquidity.” Our principal market risk exposure is to interest rates.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the index included on page 47 and the Consolidated Financial Statements that begin on page 49 of this Form 10-K.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting – There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item as to the directors and executive officers is hereby incorporated by reference from the information appearing under the captions “Election of Directors,” “Information About the Board of Directors, Committees of the Board and Committees of the Bank,” “Executive Officers and Other Significant Employees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days year end.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions “Executive Compensation” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of year end. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation

S-K, the information contained in the Company’s proxy statement under the subheading “Human Resources Programs Committee Report” and “Performance Graph” shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of year end.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the captions “Certain Transactions” in the Company’s definitive proxy to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of year end.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item as to disclosures regarding accounting fees and services is hereby incorporated by reference to such information appearing under the caption “Independent Accountants’ Fees” in the Company’s definitive proxy to be filed with the SEC pursuant to the Securities and Exchange Act of 1934 within 120 days of year end.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	List of documents filed as part of this report

INDEPENDENT AUDITORS’ REPORT

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheets

Statements of Income

Statements of Shareholders’ Equity

Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)	No financial statement schedules are required to be filed as a part of this report.

(a)(3)	See Item 15(c) below.

(b)	During the fourth quarter of 2003 the Company filed the following current reports on Form 8-K: (1) October 2, 2003 (reporting under Items 5 and 7 the Company’s disposition of Sterling Capital Mortgage Corporation); (2) October 15, 2003 (reporting under Items 2 and 7 the Company’s disposition of Sterling Capital Mortgage Company); and (3) October 21, 2003 (reporting under Items 7, 9 and 12 the release of the Company’s third quarter 2003 financial results).

(c)	Exhibits

2.1	Agreement and Plan of Merger dated as of February 24, 1999 among the Company, Sterling Bancorporation, and B. O. A. Bancshares, Inc., as amended. [Incorporated by reference to the Company’s Report on Form 8-K filed on June 2, 1999 (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, Inc. and CaminoReal Bancshares of Texas, Inc., as amended. [Incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.3	Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]

2.4	Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.5	Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]

2.6	Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

2.7	Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo. [Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.8	Stock Purchase Agreement dated as of July 16, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.9	Amendment No. 1 to Stock Purchase Agreement dated as of September 30, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.10	Agreement and Plan of Merger dated August 18, 2003 by and among Sterling Bancshares, Inc., SB 2003, Inc. and South Texas Capital Group, Inc. [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company, as amended. [Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 (File Nos. 333-55724, 333-55724-01, and 333-55724-02).]

3.2	Articles of Amendment to the Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

3.3	Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	9.20% Subordinated Deferrable Interest Debenture due March 21, 2031. [Incorporated by reference to Exhibit 4.7 of the Company’s Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.5	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.8	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.11	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Noted due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5	Credit Agreement dated February 2, 2002 made by and between the Company and Wells Fargo Bank Minnesota, National Association regarding a line of credit in the amount of $20,000,000. [Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-207501).]

10.6	First Amendment to Credit Agreement dated February 2, 2003 made by and between the Company and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000.

10.7***	Employment Agreement between Sterling Bancshares, Inc. and George Martinez executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.2 of the Company’s Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.8***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company’s Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.9***	Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan [Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-105307).]

21*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP, Independent Auditors

31.1*	Certification of J. Downey Bridgwater, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.

**	As furnished herewith.

***	Management Compensation Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCSHARES, INC.

DATE: March 9, 2004	by	/s/ J. DOWNEY BRIDGWATER
J. Downey Bridgwater Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 9th day of March, 2004.

SIGNATURE	TITLE

/s/ J. DOWNEY BRIDGWATER J. Downey Bridgwater	Chief Executive Officer, President and Director

/s/ STEPHEN C. RAFFAELE Stephen C. Raffaele	Executive Vice President and Chief Financial Officer

/s/ GEORGE MARTINEZ George Martinez	Chairman and Director

/s/ GEORGE BEATTY, JR. George Beatty, Jr.	Director

/s/ ANAT BIRD Anat Bird	Director

/s/ JOHN H. BUCK John H. Buck	Director

/s/ JAMES D. CALAWAY James D. Calaway	Director

/s/ BRUCE J. HARPER Bruce J. Harper	Director

/s/ DAVID L. HATCHER David L. Hatcher	Director

/s/ GLENN H. JOHNSON Glenn H. Johnson	Director

/s/ JAMES J. KEARNEY James J. Kearney	Director

/s/ PAUL MICHAEL MANN, M.D. Paul Michael Mann, M.D.	Director

SIGNATURE	TITLE

/s/ G. EDWARD POWELL G. Edward Powell	Director

/s/ THOMAS A. REISER Thomas A. Reiser	Director

/s/ STEVEN F. RETZLOFF Steven F. Retzloff	Director

/s/ RAIMUNDO RIOJAS E. Raimundo Riojas E.	Director

/s/ HOWARD T. TELLEPSEN, JR. Howard T. Tellepsen, Jr.	Director

STERLING BANCSHARES, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Sterling Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Sterling Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

Houston, Texas

March 3, 2004

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(In thousands, except share amounts)

ASSETS	2003	2002
Cash and cash equivalents	$136,764	$147,000
Interest-bearing deposits in financial institutions	1,358	1,302
Trading assets	172,825	142,803
Available-for-sale securities, at fair value	522,936	251,165
Held-to-maturity securities, at amortized cost	42,157	61,889
Loans held for sale	26,308	701,301
Loans held for investment	2,130,731	1,943,561

Total loans	2,157,039	2,644,862
Allowance for credit losses	(30,722)	(27,248)

Loans, net	2,126,317	2,617,614
Premises and equipment, net	48,541	51,645
Real estate acquired by foreclosure	2,124	3,358
Goodwill	62,933	55,666
Core deposit intangibles	2,326	2,096
Accrued interest receivable	12,046	15,800
Other assets	74,078	176,348
Assets related to discountinued operations	—	56,059

TOTAL ASSETS	$3,204,405	$3,582,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$834,313	$1,016,818
Interest-bearing demand	929,577	919,477
Certificates and other time deposits	654,479	736,777

Total deposits	2,418,369	2,673,072
Other borrowed funds	324,160	509,590
Notes payable	—	21,430
Subordinated debt	46,533	—
Accrued interest payable and other liabilities	42,747	16,920
Liabilities related to discontinued operations	—	32,406

Total liabilities	2,831,809	3,253,418

COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES	80,000	80,000

SHAREHOLDERS’ EQUITY
Convertible preferred stock, $1 par value; 1,000,000 shares authorized, 20,000 and 59,000 issued and outstanding at December 31, 2003 and 2002, respectively	20	59
Common stock, $1 par value; 100,000,000 shares authorized, 44,642,109 and 43,982,677 issued and outstanding at December 31, 2003 and 2002, respectively	44,642	43,983
Capital surplus	48,953	44,633
Retained earnings	197,819	156,664
Accumulated other comprehensive income—net unrealized gain on available-for-sale securities, net of tax	1,162	3,988

Total shareholders’ equity	292,596	249,327

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,204,405	$3,582,745

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(In thousands except per share amounts)

	2003	2002	2001
Interest income:
Loans, including fees	$154,358	$156,902	$146,184
Securities:
Taxable	10,947	13,957	16,667
Non-taxable	2,266	2,890	3,304
Trading assets	3,567	4,540	2,787
Federal funds sold and securities purchased under agreements to resell	176	463	3,578
Deposits in financial institutions	69	106	79

Total interest income	171,383	178,858	172,599

Interest expense:
Demand and savings deposits	4,752	8,541	16,915
Certificates and other time deposits	14,608	17,479	26,141
Other borrowed funds	4,921	4,946	6,861
Notes payable	585	797	135
Subordinated debt	1,903	—	—

Total interest expense	26,769	31,763	50,052

Net interest income	144,614	147,095	122,547
Provision for credit losses	17,698	11,700	11,684

Net interest income after provision for credit losses	126,916	135,395	110,863

Noninterest income:
Customer service fees	16,214	16,893	14,834
Net gain on the sale of banking offices	3,517	—	—
Net gain on the sale of securities	905	110	157
Net gain on the sale of trading assets	1,186	1,018	298
Other	11,256	11,590	9,361

Total noninterest income	33,078	29,611	24,650

Noninterest expense:
Salaries and employee benefits	65,525	63,430	55,115
Occupancy expense	15,364	15,181	13,964
Technology	5,170	5,046	5,053
Professional fees	4,624	4,205	2,966
Postage and delivery charges	2,173	2,289	2,049
Minority interest expense—company obligated mandatorily redeemable trust preferred securities of subsidiary trust	6,188	5,916	4,716
Acquisition-related expenses	66	822	3,181
Other	18,493	19,217	17,031

Total noninterest expense	117,603	116,106	104,075

Income from continuing operations before income taxes	42,391	48,900	31,438
Provision for income taxes	14,037	15,717	10,130

Income from continuing operations	28,354	33,183	21,308

Income from discontinued operations before income taxes	45,820	5,729	15,373
Provision for income taxes	25,064	2,361	6,280

Income from discontinued operations	20,756	3,368	9,093

Net income	$49,110	$36,551	$30,401

Earnings per share from continuing operations
Basic	$0.64	$0.76	$0.51

Diluted	$0.64	$0.74	$0.50

Earnings per share
Basic	$1.11	$0.83	$0.72

Diluted	$1.10	$0.82	$0.71

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(In thousands)

	Convertible Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income—Net Unrealized Gain on Available-for-Sale Securities, Net of Tax	Total
	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2001	51	$51	41,728	$41,728	$21,357	$102,652	$1,037	$166,825
Net income						30,401		30,401
Net change in unrealized gain on available-for-sale securities, net of tax							2,853	2,853

Total comprehensive income								33,254

Issuance of common stock			2,025	2,025	21,174			23,199
Conversion of preferred stock	(12)	(12)	17	17	(5)			—
Cash dividends paid						(5,909)		(5,909)

BALANCE AT DECEMBER 31, 2001	39	39	43,770	43,770	42,526	127,144	3,890	217,369

Net income						36,551		36,551
Net change in unrealized gain on available-for-sale securities, net of tax							98	98

Total comprehensive income								36,649

Issuance of common stock			213	213	1,885			2,098
Issuance of preferred stock	20	20			222			242
Cash dividends paid						(7,031)		(7,031)

BALANCE AT DECEMBER 31, 2002	59	59	43,983	43,983	44,633	156,664	3,988	249,327

Net income						49,110		49,110
Net change in unrealized gain on available-for-sale securities, net of tax							(2,826)	(2,826)

Total comprehensive income								46,284

Issuance of common stock			595	595	4,345			4,940
Conversion of preferred stock	(39)	(39)	64	64	(25)			—
Cash dividends paid						(7,955)		(7,955)

BALANCE AT DECEMBER 31, 2003	20	$20	44,642	$44,642	$48,953	$197,819	$1,162	$292,596

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$28,354	$33,183	$21,308
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Amortization and accretion of premiums and discounts on securities, net	8,846	2,529	479
Provision for credit losses	17,698	11,700	11,684
Deferred income tax expense	522	2,610	1,316
Gain on sale of assets	(3,347)	(1,230)	(334)
Net gain on the sale of offices	(3,517)	—	—
Depreciation and amortization	8,728	9,116	8,919
Write-down of real estate acquired by foreclosure	219	594	94
Net loans originated or purchased for sale or resale	674,993	(439,796)	(122,357)
Purchases of trading assets	(493,894)	(529,176)	(336,019)
Proceeds from sale and paydowns of trading assets	465,405	505,903	217,806
Decrease (increase) in accrued interest receivable and other assets	110,250	(73,351)	(27,061)
Increase (decrease) in accrued interest payable and other liabilities	18,252	3,855	(8,795)

Net cash provided by (used in) operating activities	832,509	(474,063)	(232,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in securities purchased under agreements to resell	—	12,313	25,550
Proceeds from maturities and principal paydowns of held-to-maturity securities	19,580	16,306	12,275
Proceeds from sale of available-for-sale securities	32,487	6,477	87,144
Proceeds from maturities and principal paydowns of available-for-sale securities	193,307	131,761	88,125
Purchases of available-for-sale securities	(503,222)	(140,361)	(105,249)
Net increase in loans	(178,418)	(223,777)	(99,121)
Purchase of bank-owned life insurance	(2,010)	(2,084)	(2,049)
Proceeds from sale of real estate acquired by foreclosure	6,796	2,969	1,881
Net (increase) decrease in interest-bearing deposits in financial institutions	(74)	812	396
Purchase of CaminoReal Bancshares, Inc. (net of acquired cash and cash equivalents)	—	—	(18,423)
Purchase of Community Bancshares, Inc. (net of acquired cash and cash equivalents)	—	—	3,979
Cash & cash equivalents related to sales of banking offices	(106,652)	—	—
Purchase of Plaza Bank (net of acquired cash and cash equivalents)	(5,212)	—	—
Purchase of ENB Bankshares, Inc. (net of acquired cash and cash equivalents)	—	(7,948)	—
Proceeds from sale of premises and equipment	2,886	4,768	8,370
Purchase of premises and equipment	(5,436)	(10,449)	(16,458)

Net cash used in investing activities	(545,968)	(209,213)	(13,580)

See notes to consolidated financial statements.

	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts	(171,755)	346,070	186,265
Net (decrease) increase in repurchase agreements and federal funds purchased	(194,930)	322,292	35,720
Proceeds from notes payable	—	—	20,000
Repayments of notes payable	(21,430)	(602)	(1,600)
Issuance of subordinated debt	49,944	—	—
Issuance of trust preferred securities	—	51,250	28,750
Redemption of trust preferred securities	—	(28,750)	—
Proceeds from issuance of common and preferred stock	4,940	2,340	3,751
Payments of cash dividends	(7,955)	(7,031)	(5,909)

Net cash (used in) provided by financing activities	(341,186)	685,569	266,977

Net (decrease) increase in cash and cash equivalents from continuing operations	(54,645)	2,293	20,437
Net cash provided by (used in) discontinued operations	44,409	(3,588)	5,746
Cash and cash equivalents at beginning of year	147,000	148,295	122,112

Cash and cash equivalents at end of year	$136,764	$147,000	$148,295

Supplemental information:
Income taxes paid	$27,443	$14,173	$18,700
Interest paid	27,246	27,423	50,896
Noncash investing and financing activities—Acquisition of real estate through foreclosure of collateral	4,917	3,981	1,932

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1. ORGANIZATION	AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization – Sterling Bancshares, Inc. (the “Sterling Bancshares” and together with its subsidiaries, the “Company”), headquartered in Houston, Texas, is a bank holding company committed to serving small- to mid-sized businesses. The Company provides commercial and consumer banking services in the greater metropolitan areas of Houston, Dallas and San Antonio, Texas through the thirty-seven community banking offices of Sterling Bank and Plaza Bank, banking associations chartered under the laws of the State of Texas (collectively, the “Bank”).

On September 30, 2003, the Company sold its 80% interest in Sterling Capital Mortgage Company (“SCMC”). SCMC provided mortgage-banking services to consumers through 110 production offices in Texas and fifteen other states.

Summary of Significant Accounting and Reporting Policies – The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and the prevailing practices within the banking industry. A summary of significant accounting policies follows:

Basis of Presentation – The consolidated financial statements include the accounts of Sterling Bancshares and its subsidiaries. Intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been restated to present the combined financial information of acquisitions accounted for using the pooling of interests method (see Note 2). Additionally, these consolidated financial statements present the operations and net gain on sale of SCMC as discontinued operations for all periods presented. SCMC’s operations were reported previously as the Company’s mortgage-banking segment.

Use of Estimates – The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, and the valuation of foreclosed real estate, deferred tax assets, goodwill and other intangibles and trading activities.

Trading Assets – Securities classified as trading assets are bought with the anticipation of sale in the near term and are carried at fair market value. Generally, these assets are held up to 120 days. These securities consist primarily of the government-guaranteed portion of SBA loans.

Securities – Securities classified as held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets until their maturities. Under certain circumstances (including the deterioration of the issuer’s creditworthiness or a change in tax law or statutory or regulatory requirements), these securities may be sold or transferred to another portfolio.

Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as accumulated comprehensive income until realized. Securities within the available-for-sale portfolio may be used as part of the Company’s asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

Premiums and discounts are amortized and accreted to operations using the level-yield method of accounting, adjusted for prepayments as applicable. The specific identification method of accounting is used to compute gains or losses on the sales of securities. Interest earned on these assets is included in interest income.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Held for Sale – Loans held for sale are carried at the lower of aggregate cost or market value. Premiums, discounts and loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method.

Loans Held for Investment – Loans held for investment are stated at the principal amount outstanding, net of unearned discount. Unearned discount relates principally to consumer installment loans. Interest income for loans is recognized principally by the simple interest method.

A loan is defined as impaired when based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for credit losses related to impaired loans is determined based on the difference between the carrying value of impaired loan and its fair value. The fair value is determined based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Nonperforming Loans and Past-Due Loans – Nonperforming loans are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.

When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status and classified as impaired unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to evaluate the appropriateness of its accruing status. When a loan is placed on nonaccrual status, all accrued but unpaid interest is charged to operations. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as a recovery of lost interest.

Restructured loans are those loans for which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

Allowance for Credit Losses – The allowance for credit losses is a valuation allowance for losses incurred on loans and binding loan commitments. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Recoveries are credited to the allowance at the time of recovery.

Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses.

Management’s judgment as to the level of probable losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company’s control.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimates of credit losses involve an exercise of judgment. While it is reasonably possible that in the near term the Company may sustain losses which are substantial relative to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the current loan portfolio.

Premises and Equipment – Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation expense is computed primarily using the straight-line method over the estimated useful lives (ranging from three to forty years) of the assets. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter.

Goodwill and Other Intangibles – Amortization of goodwill ceased beginning January 1, 2002 upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142. Management performs an annual evaluation of whether any impairment of the goodwill and other intangibles has occurred; if any such impairment is determined, a writedown is recorded.

Real Estate Acquired by Foreclosure – The Company records real estate acquired by foreclosure at fair value less estimated costs to sell. Adjustments are made to reflect declines in value subsequent to acquisition, if any, below the recorded amounts. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.

Income Taxes – Sterling Bancshares files a consolidated federal income tax return with its subsidiaries. Each computes income taxes as if it filed a separate return and remits to, or is reimbursed by Sterling Bancshares based on the portion of taxes currently due or refundable.

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

Stock-based Compensation – The Company accounts for stock-based employee compensation plans using the intrinsic value-based method of accounting, as permitted, and discloses pro forma information assuming the fair value-based method as prescribed by accounting principles. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value method at the grant dates for awards, there would have been no material impact on the Company’s reported net income or earnings per share. Pro forma information regarding net income and earnings per share is required under accounting principles and has been determined as if the Company accounted for its employee stock option plans under the fair value method. The fair value of options was estimated using a Black-Scholes option pricing model. Option valuation models require use of highly subjective assumptions. Also, employee stock options have characteristics that are significantly different from those of traded options, including vesting

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions and trading limitations that impact their liquidity. Because employee stock options have differing characteristics and changes in the subjective input assumptions can materially affect the fair value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of employee stock options. The following table shows information related to stock-based compensation in both the reported and pro forma earnings per share amounts (dollars in thousands except for per share amounts):

	2003	2002	2001
Net income, as reported	$49,110	$36,551	$30,401
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	177	170	172
Less: Total stock-based employee compensation expense determined under fair value based method, net of related taxes	(1,197)	(1,220)	(1,288)

Pro forma net income	$48,090	$35,501	$29,285

Earnings per share:
Basic—as reported	$1.11	$0.83	$0.72

Basic—pro forma	$1.09	$0.81	$0.69

Diluted—as reported	$1.10	$0.82	$0.71

Diluted—pro forma	$1.08	$0.79	$0.68

The Financial Accounting Standards Board (“FASB”) is working on a project to address issues related to equity-based compensation. The objective of the project is to achieve convergence with international standards setting bodies on one single, global accounting standard for equity-based compensation. In the project, the FASB wishes to resolve whether compensation paid in the form of equity instruments should be recognized in the financial statements and how this compensation should be measured.

The FASB has tentatively determined that all equity-based compensation should be recognized in the financial statements beginning in 2005. Deliberations as to how equity-based compensation should be measured are ongoing. The FASB is scheduled to issue an exposure draft in the first quarter of 2004 and has set a goal of issuing a final accounting standard in the second half of 2004. Management is unable to determine the impact of this project on the consolidated financial statements until more information is available.

Profit Sharing Plan — The Company has a profit sharing plan that covers substantially all employees. Contributions are accrued and funded currently.

Statements of Cash Flows – Cash and cash equivalents includes cash, due from banks and federal funds sold. Generally, federal funds are invested for one-day periods.

Earnings Per Share – Earnings per share are presented under two formats: basic EPS and diluted EPS. Basic earnings per share is computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding adjusted for the incremental shares issuable upon conversion of preferred stock and issuable upon exercise of outstanding stock options.

Comprehensive Income – Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders. The Company reports comprehensive income in the consolidated statements of shareholders’ equity.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications – Certain reclassifications have been made to prior year amounts to conform to current year presentation. All reclassifications have been applied consistently for the periods presented.

Recent Accounting Standards – In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of December 31, 2003, the Company had no investments in variable interest entities requiring consolidation. FIN 46R will require that the trusts that issued the Company’s outstanding company-obligated mandatorily redeemable trust preferred securities be deconsolidated from the consolidated financial statements. The Company will adopt FIN 46R on January 1, 2004. After adoption, these trust preferred securities will no longer be shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by Sterling Bancshares to these trusts will be shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures will be shown in the consolidated statements of income.

In June 2003, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 expands required disclosures by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Implementation of FIN 45 on January 1, 2003 did not have a significant impact on the Company’s consolidated financial statements. The Company considers the fees collected in connection with the issuance of letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Many instruments affected by this statement were previously classified as equity. Portions of SFAS No. 150 are under deferral by the FASB. Implementation of this standard, as presently written, will not have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement was adopted effective July 1, 2003 and had no effect on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends the disclosure requirements of earlier accounting guidance to require prominent disclosures about the method of accounting for stock-based employee compensation and its affect on reported results. The Company adopted SFAS 148 as of December 31, 2002 and continues to account for its employee stock options using the intrinsic value-based method.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.  ACQUISITIONS AND DIVESTITURES

Acquisitions. On October 31, 2003, the Company acquired South Texas Capital Group, Inc. of San Antonio and its subsidiary bank, Plaza Bank for $16.0 million in cash and 125 thousand shares of Sterling Bancshares’ common stock. Plaza Bank operates four banking offices in San Antonio. The operational integration of Plaza Bank and Sterling Bank was completed in January 2004. This acquisition was accounted for using the purchase method of accounting. Goodwill of $12.6 million and core deposit intangible of $695 thousand was recorded in this acquisition. The core deposit intangible is being amortized on an accelerated amortization method over a 10 year life.

On September 13, 2002, the Company acquired ENB Bankshares, Inc. of Dallas, for an aggregate cash purchase price of $10.4 million. ENB Bankshares, Inc. operated one banking office in North Dallas and had total assets of $70.8 million at acquisition. This acquisition was accounted for using the purchase method of accounting. Goodwill of $5.7 and core deposit intangible of $486 thousand was recorded in this acquisition. The core deposit intangible is being amortized on an accelerated amortization method over a 10 year life.

On December 17, 2001, the Company acquired Community Bancshares, Inc. for $14.6 million in cash and 1.44 million shares of Sterling Bancshares’ common stock. Community Bancshares operated two banking offices in west Houston and had total assets of $155 million, loans of $80 million and deposits of $114 million at acquisition. This acquisition was accounted for using the purchase method of accounting. Goodwill of $28.7 million and core deposit intangible of $2.0 million was recorded in this acquisition. The core deposit intangible is being amortized on an accelerated amortization method over a 10 year.

On August 23, 2001, the Company acquired Lone Star Bancorporation, Inc. in a stock-for-stock merger. The Company issued 1.76 million shares of Sterling Bancshares’ common stock in this acquisition. All previously reported amounts have been restated to reflect this transaction which was accounted for using the “pooling of interests” method. Lone Star Bancorporation operated four banking offices in the Houston metropolitan area and had total assets of $170 million, loans of $123 million and deposits of $154 million acquisition.

On March 22, 2001, the Company acquired CaminoReal Bancshares of Texas, Inc. for an aggregate cash purchase price of $51.8 million. In this acquisition, the Company acquired eight banking offices and approximately $150 million in loans and $249 million in deposits. This acquisition was accounted for using the purchase method of accounting. Goodwill of $21.2 million was recorded in this acquisition.

Divestiture of SCMC. On September 30, 2003, the Company sold its 80% interest in SCMC to RBC Mortgage Company, an indirect subsidiary of the Royal Bank of Canada. The sales price for SCMC was $102 million resulting in a pre-tax gain of $47.8 million. The pre-tax gain was determined after subtracting $6.2 million of goodwill allocated to SCMC. In the sale of SCMC, the Company made certain representations, warranties and indemnifications having terms of up to six years. The Company has retained $2 million from the sales proceeds otherwise available for distribution for possible future claims related thereto, and will continue to hold such funds for four years. In a separate transaction, SCMC’s mortgage servicing portfolio was sold to other parties. A pre-tax loss of $1.6 million was recorded on the sale of the mortgage servicing portfolio. SCMC’s operations were reported previously as the Company’s mortgage-banking segment; which is now reported together with the net gain on sale as discontinued operations.

The strategic divestiture of SCMC was made to better position the Company to serve small- and mid-sized businesses. Net proceeds of the sale are available to support the Company’s ongoing internal growth and to make strategic acquisitions.

Divestitures of Banking Offices. During 2003, the Company sold five of its banking offices in three separate transactions resulting in a net pre-tax gain of $3.5 million. At the sales date, these banking offices had

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $34.0 in loans and $150.9 million of deposits that were included in the sales transactions. The net gain was determined based on the Company’s recorded investment in these offices including allocated goodwill and intangibles.

These banking offices, located in rural areas, were sold because their operations and growth potential did not align with the Company’s business banking strategy. These offices were acquired originally as part of previous acquisitions.

3.  SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$86,006	$141	$(39)	$86,108
Obligations of states and political subdivisions	4,255	178	—	4,433
Mortgage-backed securities and collateralized mortgage obligations	397,146	2,793	(1,165)	398,774
Other securities	33,798	—	(177)	33,621

Total	$521,205	$3,112	$(1,381)	$522,936

Held-to-Maturity
Obligations of states and political subdivisions	$38,336	$2,367	$—	$40,703
Mortgage-backed securities and collateralized mortgage obligations	3,821	41	(4)	3,858

Total	$42,157	$2,408	$(4)	$44,561

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$38,608	$800	$(20)	$39,388
Obligations of states and political subdivisions	4,506	189	—	4,695
Mortgage-backed securities and collateralized mortgage obligations	178,638	5,272	(111)	183,799
Other securities	23,277	6		23,283

Total	$245,029	$6,267	$(131)	$251,165

Held-to-Maturity
Obligations of states and political subdivisions	$56,128	$2,844	$(1)	$58,971
Mortgage-backed securities and collateralized mortgage obligations	5,761	96	(43)	5,814

Total	$61,889	$2,940	$(44)	$64,785

Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. Management believes that based upon the credit quality of the securities, none of the unrealized loss on securities is considered other-than-temporary at December 31, 2003.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

	Due < 1 Year		Due 1-5 Years		Due 5-10 Years		Due > 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government agencies	$55,199	1.25%	$30,909	2.22%	$—	—	$—	—	$86,108
Obligations of states and political subdivisions	5,474	6.38%	26,373	6.62%	10,517	6.79%	405	8.02%	42,769
Mortgage-backed securities and collateralized mortgage obligations	9,973	1.72%	222,127	3.01%	78,632	4.39%	91,863	4.22%	402,595
Other securities	33,621	4.36%	—	—	—	—	—	—	33,621

	$104,267	2.57%	$279,409	3.26%	$89,149	4.67%	$92,268	4.24%	$565,093

Proceeds from sales of available for sale securities were $32.5 million, $6.5 million and $87.1 million during 2003, 2002 and 2001, respectively. Gross gains of $907 thousand, $122 thousand and $267 thousand and gross losses of $2 thousand, $12 thousand and $110 thousand were realized on these sales in 2003, 2002 and 2001, respectively.

The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2003.

Securities with carrying values totaling $504.0 million and fair values totaling $504.9 million at December 31, 2003 were pledged to secure public deposits and Federal Home Loan Bank advances.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  LOANS

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and San Antonio metropolitan areas, and is classified by major type as follows (in thousands):

	2003	2002
Loans held for sale
Commercial, financial and industrial	$3,010	$2,624
Real estate—commercial	5,303	3,062
Real estate—mortgage	17,987	695,615
Real estate—construction	8	—

Total loans held for sale	26,308	701,301

Loans held for investment
Domestic
Commercial, financial and industrial	658,881	585,685
Real estate—commercial	755,658	624,535
Real estate—mortgage	201,279	200,755
Real estate—construction	401,505	370,360
Consumer, net	104,944	149,793
Foreign
Commercial and industrial	7,886	7,207
Other loans	578	5,226

Total loans held for investment	2,130,731	1,943,561

Total loans	$2,157,039	$2,644,862

The recorded investment in impaired loans is approximately $100.4 million and $81.8 million, at December 31, 2003 and 2002, respectively. Such impaired loans required an allowance for credit losses of approximately $17.6 million and $14.0 million, respectively.

The average recorded investment in impaired loans for the years ended December 31, 2003, 2002 and 2001 was $92.8 million, $72.2 million and $56.4 million, respectively.

Loan maturities and rate sensitivity of the total loan portfolio, excluding real estate—mortgage and consumer loans, at December 31, 2003 are as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial, financial and industrial	$528,713	$126,259	$6,919	$661,891
Real estate—commercial	507,676	221,294	31,991	760,961
Real estate—construction	332,502	57,702	11,309	401,513
Foreign loans	5,027	2,860	577	8,464

Total	$1,373,918	$408,115	$50,796	$1,832,829

Loans with a fixed interest rate	$205,583	$396,139	$49,858	$651,580
Loans with a floating interest rate	1,168,335	11,976	938	1,181,249

Total	$1,373,918	$408,115	$50,796	$1,832,829

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 and 2002, loans from Sterling Bank outstanding to directors, officers and their affiliates were approximately $11.9 million and $11.5 million, respectively. In the opinion of management, all transactions entered into between Sterling Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	Year Ended December 31,
	2003	2002
Beginning balance	$11,514	$13,148
New loans and reclassified related loans	2,286	869
Loans to insiders/directors who resigned	—	(428)
Repayments	(1,859)	(2,075)

Ending balance	$11,941	$11,514

5.  NONPERFORMING AND PAST-DUE LOANS

The following table presents information relating to nonperforming and past-due loans (in thousands):

	December 31,
	2003	2002
Nonperforming loans—nonaccrual	$33,887	$19,654
Loans 90 days or more past due, not on nonaccrual	35	984

The Company did not have any restructured loans as December 31, 2003, 2002 and 2001. For the years ended December 31, 2003 and 2002, interest foregone on nonaccrual loans was approximately $1.2 million, $1.1 million and $766 thousand, respectively.

6.  ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Balance at beginning of year	$27,248	$22,927	$16,862
Provision for credit losses	17,698	11,700	11,684
Loans charged off	16,673	9,755	9,823
Loan recoveries	(1,947)	(1,720)	(1,446)

Net loans charged off	14,726	8,035	8,377
Allowance for credit losses associated with acquired institutions	855	656	2,758
Allowance for credit losses associated with divested offices	(353)	—	—

Balance at end of year	$30,722	$27,248	$22,927

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.  PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2003	2002
Land	$14,173	$12,585
Buildings and improvements	39,773	40,024
Furniture, fixtures and equipment	40,071	40,894

	94,017	93,503
Less accumulated depreciation and amortization	(45,476)	(41,858)

Total	$48,541	$51,645

8.  GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2002 and 2003 are as follows (in thousands):

	Houston	San Antonio	Dallas	South Texas	Total
Balance, January 1, 2002	$29,641	$15,079	$—	$5,312	$50,032
Final purchase price adjustment	(28)	—	—	—	(28)
ENB Bankshares, Inc. acquisition	—	—	5,662	—	5,662

Balance, December 31, 2002	29,613	15,079	5,662	5,312	55,666
Sale of the South Texas offices	—	—	—	(5,312)	(5,312)
South Texas Capital Group, Inc. acquisition	—	12,579	—	—	12,579

Balance, December 31, 2003	$29,613	$27,658	$5,662	$—	$62,933

The changes in the carrying amounts of the core deposit intangibles for the years ended December 31, 2003 and 2002 are as follows (in thousands):

Core Deposit Intangibles
Balance, January 1, 2002	$2,036
Amortization expense	(426)
ENB Bankshares, Inc. acquisition	486

Balance, December 31, 2002	2,096
Amortization expense	(465)
South Texas Capital Group, Inc. acquisition	695

Balance, December 31, 2003	$2,326

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average amortization period for core deposit intangibles is 8.6 years at December 31, 2003. The projected amortization for the core deposit intangible as of December 31, 2003 is as follows (in thousands):

Core Deposit Intangibles
2004	$485
2005	399
2006	330
2007	278
2008	235
Thereafter	599

Total	$2,326

9.  DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more. The remaining maturities of these deposits are summarized as of December 31, 2003 as follows (in thousands):

2003
Three months or less	$236,344
Over three through six months	90,088
Over six through twelve months	57,889
Thereafter	57,359

Total	$441,680

Interest expense for certificates of deposit in excess of $100,000 was approximately $9.8 million, $11.0 million, and $15.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the Bank has $54.7 million in brokered deposits. Brokered deposits of $28.8 million will mature in the first quarter of 2004 and the remaining balance of $25.9 million will mature in the second quarter of 2004.

There are no major concentrations of deposits.

10.  OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	December 31,
	2003	2002
Federal Home Loan Bank advances	$311,735	$490,790
Federal funds purchased	12,425	18,800

Total	$324,160	$509,590

The Company has an available line of credit with the Federal Home Loan Bank of Dallas, which allows the Company to borrow on a collateralized basis. At December 31, 2003, borrowings under this line of credit totaled

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$311.7 million and had maturities between two days up to eleven months. The average interest rate on these borrowings was 1.06% at December 31, 2003. These borrowings are collateralized by single family residential mortgage loans and a pledge of certain securities. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced with either additional borrowings or through increased customer deposits.

The Bank has available lines for federal funds purchased at correspondent banks. As of December 31, 2003, federal funds outstanding with correspondent banks was $12.4 million. These borrowings matured in January 2004 and were repaid.

11.  NOTES PAYABLE

As of December 31, 2002, Sterling Bancshares had outstanding borrowings totaling $20 million with Wells Fargo Bank. Other notes totaling $1.4 million, assumed in acquisitions, were outstanding at December 31, 2002. All outstanding notes payable were fully repaid during 2003.

12.  SUBORDINATED DEBT

During April 2003, the Bank raised approximately $50 million through a private offering of subordinated unsecured notes. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. Debt issuance costs of approximately $1.0 million are being amortized over the ten-year term of the notes on a straight-line basis.

In June 2003, the Bank entered into an interest rate swap agreement in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge. Changes in the fair value of both the interest rate swap and the hedged subordinated debt are recorded in the statements of income. However, the impact of these fully offset because of the hedge’s effectiveness. The swap’s floating rate on December 31, 2003 was 4.77%.

The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

13. TRUST PREFERRED SECURITIES

As of December 31, 2003, the Company had the following issues of trust preferred securities outstanding (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Junior Subordinated Debt Owed To Trusts	Final Maturity Date
Capital Trust III	September 26, 2002	$31,250	8.30% Fixed	$32,217	September 26, 2032
Statutory Trust One	August 30, 2002	20,000	3-month LIBOR plus 3.45%	20,619	August 30, 2032
Capital Trust II	March 21, 2001	28,750	9.20% Fixed	29,639	March 21, 2031

Total		$80,000		$82,475

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of Sterling Bancshares, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by Sterling Bancshares. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Sterling Bancshares making payment on the related junior subordinated debentures. Sterling Bancshares’ obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by Sterling Bancshares of each respective trust’s obligations under the trust securities issued by each respective trust.

Each issuance of trust preferred securities outstanding is mandatorily redeemable 30 years after issuance and is callable beginning five years after issuance if certain conditions are met (including the receipt of appropriate regulatory approvals). The trust preferred securities may be prepaid earlier upon the occurrence and continuation of certain events including a change in their tax status or regulatory capital treatment. In each case, the redemption price is equal to 100% of the face amount of the trust preferred securities, plus the accrued and unpaid distributions thereon through the redemption date.

The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. Until August 30, 2007, there is a ceiling on the three-month LIBOR of 8.50% resulting in a ceiling on the floating rate of 11.95% during this period. As of December 31, 2003, the floating rate was 4.61% on these securities.

After completing the latest issuance of trust preferred securities in 2002, the proceeds were used to prepay the 9.28% Junior Subordinated Debentures issued in June 1997. Upon the prepayment, the 9.28% Trust Preferred Securities outstanding were mandatorily redeemed. This effectively lowered the Company’s overall borrowing costs. The Company recorded a $1.4 million non-cash charge associated with the early redemption of these securities during 2002.

14.  INCOME TAXES

The components of the provision for income taxes follow (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current	$13,515	$13,107	$8,814
Deferred	522	2,610	1,316

Income tax expense from continuing operation	14,037	15,717	10,130
Income tax expense related to discontinued operations	25,064	2,361	6,280

Total	$39,101	$18,078	$16,410

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate of 35% to income from continuing operations as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Taxes calculated at statutory rate	$14,837	$17,115	$11,003
Increase (decrease) resulting from:
Tax-exempt interest income	(859)	(1,011)	(1,104)
Tax-exempt income from bank-owned life insurance	(703)	(729)	(717)
Other, net	762	342	948

Income tax expense from continuing operations	$14,037	$15,717	$10,130

Significant deferred tax assets and liabilities at December 31, 2003 and 2002, were as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Real estate acquired by foreclosure	$176	$82
Allowance for credit losses	9,025	9,396
Net operating loss carryforward	438	479
Deferred compensation	1,056	1,148
Other	1,138	—

Total deferred tax assets	11,833	11,105
Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	567	2,147
Depreciable assets	431	1,051
Federal Home Loan Bank stock dividends	1,230	1,028
Other	794	171

Total deferred tax liabilities	3,022	4,397

Net deferred tax assets before valuation allowance	8,811	6,708
Valuation allowance	(262)	(262)

Net deferred tax assets	$8,549	$6,446

15.  EMPLOYEE BENEFITS

Profit sharing plan – The Company’s profit sharing plan includes substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but generally equal up to 10% of the Company’s pre-tax net income, subject to IRS limitations. Employee contributions to 401(k) plan accounts are optional. The Company matches 50 percent of the employee’s 401(k) plan account contribution, up to 6 percent of the employee’s base pay. The Company’s profit sharing and matching contributions are accrued and funded currently. Total profit sharing and matching contribution expense for 2003, 2002 and 2001 was approximately $4.5 million, $5.1 million, and $3.9 million, respectively.

Stock-based compensation – On April 28, 2003, Company shareholders approved the “2003 Stock Incentive and Compensation Plan” (the “2003 Stock Plan”). The 2003 Stock Plan provides for the issuance of a maximum of 2,150,000 shares of the Company’s common stock. Options are granted to officers and employees

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at exercise prices determined by the Human Resources Programs Committee of the Board of Directors. These options generally have exercise prices equal to the fair market value of the common stock at the date of grant and vest ratably over a four-year period. Options granted under the plan must be exercised not later than ten years from the date of grant.

Stock grant awards may also be made under the 2003 Stock Plan. A total of 20,710, 19,685, and 20,264 stock grants were awarded during 2003, 2002 and 2001, respectively. Compensation expense of $272 thousand, $ 261 thousand, and $ 265 thousand was recorded during 2003, 2002 and 2001, respectively, for the stock grant awards.

A summary of changes in outstanding options, as restated for stock splits, is as follows (shares in thousands):

	Year Ended December 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Shares under option, beginning of year	2,270	$9.07	2,301	$8.63	1,800	$6.45
Shares granted	350	12.13	221	12.23	880	12.28
Shares canceled/expired	(105)	12.46	(88)	11.85	(122)	9.48
Shares exercised	(434)	5.43	(164)	5.75	(257)	5.40

Shares under option, end of year	2,081	$10.03	2,270	$9.07	2,301	$8.63

Shares exercisable, end of year	1,221	$8.63	1,222	$7.07	935	$5.54

Weighted average fair value of options granted during the year		$3.01		$3.35		$3.64

Remaining authorized shares under approved plans, end of year	1,892		408		635

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Expected life (years)	4.33	4.52	4.82
Risk free interest rate	2.93%	2.55%	4.22%
Volatility	29.27%	29.29%	29.35%
Dividend yield	1.50%	1.47%	1.28%

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information relating to the Company’s stock options outstanding at December 31, 2003 (share data in thousands):

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average Exercise Price
Range of Exercise Prices
$ 1.57—$ 3.13	89	2.34	1.1	89	2.34
$ 3.14—$ 4.69	63	3.87	2.2	63	3.87
$ 4.70—$ 6.26	64	5.91	4.0	58	5.89
$ 6.27—$ 7.82	388	7.13	4.9	354	7.17
$ 7.83—$ 9.39	258	8.75	4.8	252	8.74
$ 9.40—$10.95	101	10.12	5.8	80	10.10
$10.96—$12.51	653	11.83	8.0	155	11.72
$12.52—$14.08	306	13.09	7.6	102	13.00
$14.09—$15.64	159	15.26	7.5	68	15.39

Total	2,081	$10.03	6.2	1,221	$8.63

Stock purchase plan – The Company offers the 1994 Employee Stock Purchase Plan (the “Purchase Plan”), which is a compensatory benefit plan, to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan provides for an aggregate of 675,000 shares of the Company’s common stock to be issued under the Plan with no more than 67,500 shares available during any year. The purchase price for shares available under the Purchase Plan is equal to the fair market value on the annual enrollment date. During 2003 and 2002, 12,326 and 13,016 shares, respectively, were subscribed for through payroll deduction for a maximum of two years. Shares are issued upon full payment. In 2003, 1,925 shares were purchased under the Purchase Plan.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.   SHAREHOLDERS’ EQUITY

Preferred stock – The Board of Directors has approved the sale of convertible preferred stock in series pursuant to confidential private placement memoranda upon the opening of various banking offices. The shares are sold to investors who may assist in the business development efforts of the opening office and are convertible to common shares dependent on that banking office meeting certain performance and deposit growth goals. On March 7, 2002, the Company completed a private placement of 20,000 shares of the Company’s Series I Convertible Preferred Stock. Shares of the Series I Preferred Stock will convert into a maximum of 22,000 shares of the Company’s common stock based upon performance goals for the Dallas banking office in 2004. Each share of Series I Preferred Stock will automatically convert into one share of common stock if performance goals are not met within the required timeframe.

During 2003, 39,000 outstanding shares of Series H preferred stock issued in the year 2000 were converted into 64,350 common shares. The conversion into common stock was made based on the attainment of performance goals by the Bellaire office.

17.  EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share data):

	2003	2002	2001
Income from continuing operations	$28,354	$33,183	$21,308
Income from discontinued operations	20,756	3,368	9,093

Net income	$49,110	$36,551	$30,401

Basic:
Weighted average shares outstanding	44,180	43,872	42,180
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	439	790	803
Assumed conversion of preferred stock	29	94	61

Total	44,648	44,756	43,044

Earnings per share
Basic	$1.11	$0.83	$0.72

Diluted	$1.10	$0.82	$0.71

Earnings per share from continuing operations
Basic	$0.64	$0.76	$0.51

Diluted	$0.64	$0.74	$0.50

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock were determined assuming applicable performance goals had been met. The calculation of diluted earnings per share excludes 1.7 million, 1.5 million and 1.5 million options outstanding during 2003, 2002 and 2001, respectively, that were anti-dilutive.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. COMMITMENTS AND CONTINGENCIES

Leases – A summary as of December 31, 2003, of noncancelable future operating lease commitments follows (in thousands):

2004	$3,987
2005	3,132
2006	2,132
2007	1,993
2008	1,900
Thereafter	5,649

Total	$18,793

Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $3.5 million, $3.9 million, and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Litigation – The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

19.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of these instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance sheet instruments.

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	December 31,
	2003	2002
Commitments to extend credit	$483,046	$465,402
Standby letters of credit	24,455	18,296
Mortgages sold with recourse	—	851,061

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

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company, upon extension of credit, is based on management’s credit evaluation of the customer.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk to the Company in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

While a subsidiary of the Company, SCMC sold mortgages in the secondary market either to dealers or investors. A portion of these loans were sold with recourse for a period generally not exceeding one year.

20.  REGULATORY MATTERS

Capital requirements – The Company is subject to various regulatory capital requirements administered by the state and federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amount and classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators.

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2003 and 2002, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, the most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category. As of December 31, 2003, the most recent notification from the regulatory banking agencies categorized Plaza Bank as “adequately capitalized” under the regulatory capital framework for prompt corrective action.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of December 31, 2003:
Total capital (to risk weighted assets)	$383,252	15.4%	$199,095	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	305,997	12.3%	99,547	4.0%	N/A	N/A
Tier 1 capital (to average assets)	305,997	10.4%	117,883	4.0%	N/A	N/A

As of December 31, 2002:
Total capital (to risk weighted assets)	$292,010	9.3%	$251,521	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	264,387	8.4%	125,761	4.0%	N/A	N/A
Tier 1 capital (to average assets)	264,387	7.8%	135,358	4.0%	N/A	N/A

STERLING BANK:
As of December 31, 2003:
Total capital (to risk weighted assets)	$372,563	15.4%	$193,441	8.0%	$241,802	10.0%
Tier 1 capital (to risk weighted assets)	296,147	12.3%	96,721	4.0%	145,081	6.0%
Tier 1 capital (to average assets)	296,147	10.3%	115,542	4.0%	144,427	5.0%

As of December 31, 2002:
Total capital (to risk weighted assets)	$308,426	9.8%	$251,221	8.0%	$314,027	10.0%
Tier 1 capital (to risk weighted assets)	280,803	8.9%	125,611	4.0%	188,416	6.0%
Tier 1 capital (to average assets)	280,803	8.3%	135,244	4.0%	169,055	5.0%

PLAZA BANK:
As of December 31, 2003:
Total capital (to risk weighted assets)	$6,506	8.1%	$6,443	8.0%	$8,054	10.0%
Tier 1 capital (to risk weighted assets)	5,668	7.0%	3,221	4.0%	4,832	6.0%
Tier 1 capital (to average assets)	5,668	8.0%	2,844	4.0%	3,555	5.0%

As discussed in Note 1, the Company will adopt FIN 46R on January 1, 2004. FIN 46R requires that trust preferred securities be deconsolidated from the Company’s consolidated financial statements. Trust preferred securities are considered currently in calculating Tier 1 capital ratios. However, this practice may be disallowed by the federal banking agencies. It is unclear whether existing issuances of trust preferred securities will be “grandfathered” (permitting their continued inclusion in the calculation of Tier 1 capital) or not. If the Company’s trust preferred securities are disallowed in calculating regulatory capital ratios, the Company’s consolidated capital ratios at December 31, 2003 would have been:

Pro forma Ratio:
Total capital (to risk weighted assets)	12.2%
Tier 1 capital (to risk weighted assets)	9.1%
Tier 1 capital (to average assets)	7.7%

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividend restrictions – Dividends paid by the Bank and Sterling Bancshares are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $45.3 million and $95.4 million available for payment of dividends at December 31, 2003, by the Bank and Sterling Bancshares, respectively.

21.  DISCONTINUED OPERATIONS

As discussed in Note 2, the Company sold its 80% interest in SCMC on September 30, 2003 to RBC Mortgage Company, an indirect subsidiary of the Royal Bank of Canada. SCMC’s operations were reported previously as the Company’s mortgage banking segment; which is now reported together with the net gain on sale as discontinued operations. As such the results of operations and cash flows of SCMC have been removed from the Company’s results of continuing operations for all periods presented. The results of SCMC presented as discontinued operations in the statement of income are as follows (in thousands, except per share):

	For the Year Ended December 31,
	2003	2002	2001
Net interest income after provision for credit losses	$(4,407)	$(2,318)	$—

Noninterest income:
Gain on the sale of mortgage loans	34,621	32,385	24,206
Mortgage origination income	23,823	23,641	10,392
Gain on the sale of Sterling Capital Mortgage Company	47,783	—	—
Other	8,064	10,987	7,377

Total noninterest income	114,291	67,013	41,975

Noninterest expense:
Salaries and employee benefits	24,246	26,814	13,916
Occupancy expense	9,420	8,663	4,320
Technology	878	676	288
Professional fees	773	536	237
Postage and delivery charges	1,231	1,119	528
Mortgage servicing rights amortization and impairment	16,615	13,150	1,154
Minority interest expense for SCMC	40	842	2,273
Other	10,861	7,166	3,886

Total noninterest expense	64,064	58,966	26,602

Income from discontinued operations before income taxes	45,820	5,729	15,373
Provision for income taxes	25,064	2,361	6,280

Income from discontinued operations	$20,756	$3,368	$9,093

Earnings per share from discontinued operations:
Basic	$0.47	$0.08	$0.22

Diluted	$0.46	$0.08	$0.21

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All assets and liabilities of SCMC were sold as of September 30, 2003. Thus these assets and liabilities are not included in the December 31, 2003 consolidated balance sheet. The major asset and liability categories of discontinued operations as of December 31, 2002 are as follows (in thousands):

December 31, 2002
Premises and equipment, net	$5,059
Mortgage servicing rights	26,467
Goodwill, net	5,618
Other assets	18,915

Assets related to discontinued operations	$56,059

Other liabilities	$27,332
Minority interest in Sterling Capital Mortgage Company	5,074

Liabilities related to discontinued operations	$32,406

22.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments were determined by management as of December 31, 2003 and 2002, and required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

The following methods and assumptions were used to estimate the fair value of cash and of financial instruments for which it is practicable to estimate that value:

Cash and Short-term investments – For cash and short-term investments, the carrying amount is a reasonable estimate of fair value.

Securities – For securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Trading Assets – Securities bought with the anticipation of sale in the near term are carried at fair market value which equals quoted market prices.

Loans Held for Sale – For loans held for sale, fair value equals quoted market prices, if available. If a quoted market price is not available, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Loans Held for Investment – The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes Payable – Rates currently available to the Company for debt with similar terms and remaining maturities as used to estimate the fair value of existing debt.

Subordinated Debt – The subordinated debt is carried at fair value because this borrowing is hedged fully by an interest rate swap that reprices at market rates on a quarterly basis.

Other Borrowed Funds – The subordinated debt is carried at fair value because these borrowings reprice at market rates generally within ninety days.

Off-Balance Sheet Financial Instruments – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. These amounts were not significant at the reporting dates

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$138,122	$138,122	$148,302	$148,302
Trading assets	172,825	172,825	142,803	142,803
Available-for-sale securities	522,936	522,936	251,165	251,165
Held-to-maturity securities	42,157	44,561	61,889	64,785
Loans held for sale	26,308	26,308	701,301	701,301
Loans held for investment	2,130,731	2,257,296	1,943,561	1,681,843
Less allowance for credit losses	(30,722)	(30,722)	(27,248)	(27,248)

Total	$3,002,357	$3,131,326	$3,221,773	$2,962,951

Financial liabilities:
Deposits	$2,418,369	$2,384,270	$2,673,072	$2,275,987
Notes payable	—	—	21,430	21,430
Subordinated debt	46,533	46,533	—	—
Interest rate swap	3,411	3,411	—	—
Other borrowed funds	324,160	324,160	509,590	509,590

Total	$2,792,473	$2,758,374	$3,204,092	$2,807,007

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$38,175	$43,988	$44,895	$44,325	$49,075	$46,297	$42,714	$40,772
Interest expense	5,340	6,665	7,564	7,200	8,391	7,995	7,556	7,821

Net interest income	32,835	37,323	37,331	37,125	40,684	38,302	35,158	32,951
Provision for credit losses	3,000	4,150	6,098	4,450	2,550	3,439	3,088	2,623

Net interest income after provision for credit losses	29,835	33,173	31,233	32,675	38,134	34,863	32,070	30,328
Noninterest income	7,381	7,430	7,039	11,228	7,989	7,311	7,458	6,853
Noninterest expense	29,436	29,471	29,053	29,643	31,872	29,946	27,899	26,389

Income from continuing operations before income taxes	7,780	11,132	9,219	14,260	14,251	12,228	11,629	10,792
Provision for income taxes	2,583	3,707	3,028	4,719	4,619	4,034	3,709	3,355

Income from continuing operations	5,197	7,425	6,191	9,541	9,632	8,194	7,920	7,437

Income (loss) from discontinued operations before income taxes	1,101	44,426	(2,534)	2,827	1,211	597	2,459	1,462
Provision (benefit) for income taxes	407	24,510	(984)	1,131	491	273	996	601

Income (loss) from discontinued operations	694	19,916	(1,550)	1,696	720	324	1,463	861

Net income	$5,891	$27,341	$4,641	$11,237	$10,352	$8,518	$9,383	$8,298

Earnings per share:
Basic	$0.13	$0.62	$0.11	$0.26	$0.24	$0.19	$0.21	$0.19

Diluted	$0.13	$0.61	$0.10	$0.25	$0.23	$0.19	$0.21	$0.19

Earnings per share from continuing operations:
Basic	$0.12	$0.17	$0.14	$0.22	$0.22	$0.18	$0.18	$0.17

Diluted	$0.12	$0.17	$0.14	$0.21	$0.22	$0.18	$0.18	$0.17

Weighted average shares:
Basic	44,425	44,202	44,101	43,987	43,940	43,917	43,849	43,779

Diluted	44,889	44,852	44,744	44,727	44,687	44,872	44,797	44,658

Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.  PARENT-ONLY FINANCIAL STATEMENTS

STERLING BANCSHARES, INC.

(Parent Company Only)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(In thousands)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$383	$79
Accrued interest receivable and other assets	3,942	5,188
Goodwill	527	527
Investment in bank subsidiaries	367,892	345,216
Investment in Sterling Bancshares Capital Trusts	2,475	2,475

TOTAL ASSETS	$375,219	$353,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$148	$253
Notes payable	—	21,430
Junior subordinated debentures	82,475	82,475

Total liabilities	82,623	104,158

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Convertible preferred stock	20	59
Common stock	44,642	43,983
Capital surplus	48,953	44,633
Retained earnings	197,819	156,664
Accumulated other comprehensive income—net unrealized gain on available-for-sale securities, net of tax	1,162	3,988

Total shareholders’ equity	292,596	249,327

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$375,219	$353,485

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STERLING BANCSHARES, INC.

(Parent Company Only)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands)

	2003	2002	2001
REVENUES:
Dividends received from bank subsidiaries	$47,589	$12,650	$26,200
Other income	—	150	—

Total revenues	47,589	12,800	26,200

EXPENSES:
Interest expense:
Notes payable	585	797	135
Junior subordinated debentures	6,188	5,916	4,716
Goodwill amortization	—	—	28
General and administrative	1,731	2,809	1,171

Total expenses	8,504	9,522	6,050

Income before equity in undistributed earnings of subsidiaries and income taxes	39,085	3,278	20,150
Equity in undistributed earnings of subsidiaries	7,084	30,021	8,162

Income before income tax benefit	46,169	33,299	28,312
Income tax benefit	2,941	3,252	2,089

Net income	$49,110	$36,551	$30,401

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STERLING BANCSHARES, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,110	$36,551	$30,401
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of goodwill	—	—	28
Equity in undistributed earnings of subsidiary	(7,084)	(30,021)	(8,162)
Change in operating assets and liabilities:
Accrued interest receivable and other assets	1,246	(1,565)	(1,471)
Accrued interest payable and other liabilities	(194)	(263)	59

Net cash provided by operating activities	43,078	4,702	20,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Plaza Bank	(18,329)	—	—
Purchase of CaminoReal Bancshares, Inc.	—	—	(51,698)
Purchase of Community Bancshares, Inc.	—	—	(14,462)
Purchase of ENB Bankshares, Inc.	—	(10,376)	—
Capital contribution to Sterling Bancshares Capital Trust II	—	—	(889)
Capital contribution to Sterling Bancshares Capital Trust III	—	(967)	—
Capital contribution to Sterling Bancshares Statutory Trust One	—	(619)	—
Redemption of investment in Sterling Bancshares Capital Trust I	—	889	—
Capital investment in subsidiary banks	—	(12,000)	(10,750)

Net cash used in investing activities	(18,329)	(23,073)	(77,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(21,430)	(602)	(1,600)
Proceeds from notes payable	—	—	20,000
Proceeds from issuance of common stock	4,940	2,098	3,751
Proceeds from issuance of preferred stock	—	242	—
Payments of cash dividends	(7,955)	(7,031)	(5,909)
Proceeds from issuance of junior subordinated debentures	—	52,836	29,639
Redemption of junior subordinated debentures	—	(29,639)	—

Net cash (used in) provided by financing activities	(24,445)	17,904	45,881

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	304	(467)	(11,063)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	79	546	11,609

CASH AND CASH EQUIVALENTS AT END OF YEAR	$383	$79	$546

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of February 24, 1999 among the Company, Sterling Bancorporation, and B. O. A. Bancshares, Inc., as amended. [Incorporated by reference to the Company’s Report on Form 8-K filed on June 2, 1999 (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, Inc. and CaminoReal Bancshares of Texas, Inc., as amended. [Incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.3	Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]

2.4	Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.5	Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]

2.6	Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

2.7	Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo. [Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.8	Stock Purchase Agreement dated as of July 16, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.9	Amendment No. 1 to Stock Purchase Agreement dated as of September 30, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.10	Agreement and Plan of Merger dated August 18, 2003 by and among Sterling Bancshares, Inc., SB 2003, Inc. and South Texas Capital Group, Inc. [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company, as amended. [Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 (File Nos. 333-55724, 333-55724-01, and 333-55724-02).]

3.2	Articles of Amendment to the Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

3.3	Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	9.20% Subordinated Deferrable Interest Debenture due March 21, 2031. [Incorporated by reference to Exhibit 4.7 of the Company’s Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.5	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.8	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.11	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Noted due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5	Credit Agreement dated February 2, 2002 made by and between the Company and Wells Fargo Bank Minnesota, National Association regarding a line of credit in the amount of $20,000,000. [Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-207501).]

2

10.6	First Amendment to Credit Agreement dated February 2, 2003 made by and between the Company and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000.

10.7***	Employment Agreement between Sterling Bancshares, Inc. and George Martinez executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.2 of the Company’s Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.8***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company’s Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.9***	Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan [Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-105307).]

21*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP, Independent Auditors

31.1*	Certification of J. Downey Bridgwater, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.
***	Management Compensation Agreement

3