Form 10-Q
period 2004-03-31
STERLING BANCSHARES INC
filed 2004-05-10
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number: 0-20750

STERLING BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2175590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2550 North Loop West, Suite 600 Houston, Texas	77092
(Address of principal executive office)	(Zip Code)

713-466-8300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    Yes   ☒    No  ☐

As of March 31, 2004, there were outstanding 44,757,214 shares of common stock, par value $1.00 per share, of the registrant.

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

(i)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$118,240	$136,764
Interest-bearing deposits in financial institutions	1,324	1,358
Trading assets	137,623	172,825
Available-for-sale securities, at fair value	542,636	522,936
Held-to-maturity securities, at amortized cost	39,053	42,157
Loans held for sale	10,730	26,308
Loans held for investment	2,137,245	2,130,731

Total loans	2,147,975	2,157,039
Allowance for credit losses	(26,609)	(30,722)

Loans, net	2,121,366	2,126,317
Premises and equipment	48,572	48,541
Real estate acquired by foreclosure	1,497	2,124
Goodwill	62,480	62,933
Core deposit intangibles, net	2,202	2,326
Accrued interest receivable	12,203	12,046
Other assets	76,089	76,553

TOTAL ASSETS	$3,163,285	$3,206,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$862,729	$834,313
Interest-bearing demand	911,983	929,577
Certificates and other time deposits	731,640	654,479

Total deposits	2,506,352	2,418,369
Other borrowed funds	201,950	324,160
Subordinated debt	48,319	46,533
Junior subordinated debt	82,475	82,475
Accrued interest payable and other liabilities	24,329	42,747

Total liabilities	2,863,425	2,914,284
COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, $1 par value, 1,000,000 shares authorized, 20,000 issued and outstanding	20	20
Common stock, $1 par value, 100,000,000 shares authorized, 44,756,314 and 44,642,109 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	44,756	44,642
Capital surplus	50,036	48,953
Retained earnings	200,818	197,819
Accumulated other comprehensive income—net unrealized gain on available-for-sale securities, net of tax	4,230	1,162

Total shareholders’ equity	299,860	292,596

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,163,285	$3,206,880

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans, including fees	$33,234	$40,024
Securities:
Taxable	5,280	2,724
Tax-exempt	455	649
Trading assets	1,202	862
Federal funds sold	20	47
Deposits in financial institutions	15	19

Total interest income	40,206	44,325

Interest expense:
Demand and savings deposits	953	1,461
Certificates and other time deposits	3,365	4,226
Other borrowed funds	681	1,348
Notes payable	—	165
Subordinated debt	595	—
Junior subordinated debt	1,591	1,600

Total interest expense	7,185	8,800

Net interest income	33,021	35,525
Provision for credit losses	3,500	4,450

Net interest income after provision for credit losses	29,521	31,075

Noninterest income:
Customer service fees	3,921	4,314
Net gain on the sale of banking office	—	3,382
Net gain on the sale of securities	143	374
Net gain on the sale of trading assets	348	347
Other	2,805	2,859

Total noninterest income	7,217	11,276

Noninterest expense:
Salaries and employee benefits	17,687	17,251
Occupancy expense	3,597	3,752
Technology	1,388	1,200
Professional fees	1,062	694
Postage and delivery charges	535	597
Supplies	340	354
Core deposit intangible amortization	124	114
Other	4,329	4,129

Total noninterest expense	29,062	28,091

Income from continuing operations before income taxes	7,676	14,260
Provision for income taxes	2,442	4,719

Income from continuing operations	5,234	9,541
Income from discontinued operations before income taxes	—	2,827
Provision for income taxes	—	1,131

Income from discontinued operations	—	1,696

Net income	$5,234	$11,237

Earnings per share from continuing operations:
Basic	$0.12	$0.22

Diluted	$0.12	$0.21

Earnings per share:
Basic	$0.12	$0.26

Diluted	$0.12	$0.25

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Convertible Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income– Net Unrealized Gain on Available-for-Sale Securities, Net of Tax	Total
	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2003	59	$59	43,983	$43,983	$44,633	$156,664	$3,988	$249,327
Net income						11,237		11,237
Net change in unrealized gain on available-for-sale securities, net of tax							(282)	(282)

Total comprehensive income								260,282

Issuance of common stock			10	10	84			94
Cash dividends paid						(1,982)		(1,982)

BALANCE AT MARCH 31, 2003	59	$59	43,993	$43,993	$44,717	$165,919	$3,706	$258,394

BALANCE AT JANUARY 1, 2004	20	20	44,642	44,642	48,953	197,819	1,162	292,596
Net income						5,234		5,234
Net change in unrealized gain on available-for-sale securities, net of tax							3,068	3,068

Total comprehensive income								300,898

Issuance of common stock			114	114	1,083			1,197
Cash dividends paid						(2,235)		(2,235)

BALANCE AT MARCH 31, 2004	20	$20	44,756	$44,756	$50,036	$200,818	$4,230	$299,860

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$5,234	$9,541
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	2,433	2,371
Net gain on the sale of assets	(109)	(382)
Net gain on the sale of trading assets	(348)	(347)
Net gain on the sale of banking office	—	(3,382)
Provision for credit losses	3,500	4,450
Write-downs, less gains on sale, of real estate acquired by foreclosure	(2)	(91)
Depreciation and amortization	2,286	2,231
Proceeds from sales of trading assets	145,838	134,878
Purchases of trading assets	(111,116)	(93,040)
Proceeds from principal paydowns of trading securities	828	1,060
Net (increase) decrease in loans held for sale	(2,409)	219,512
Net (increase) decrease in accrued interest receivable and other assets	(950)	59,893
Net decrease in accrued interest payable and other liabilities	(16,633)	(1,405)

Net cash provided by operating activities from continuing operations	28,552	335,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and paydowns of held-to-maturity securities	3,073	5,256
Proceeds from the sale of available-for-sale securities	11,647	16,870
Proceeds from maturities and paydowns of available-for-sale securities	39,480	48,295
Purchases of available-for-sale securities	(68,342)	(48,554)
Net increase (decrease) in loans held for investment	3,685	(58,565)
Proceeds from sale of real estate acquired by foreclosure	804	1,231
Net decrease (increase) in interest-bearing deposits in financial institutions	34	(111)
Cash and cash equivalents related to sale of banking office	—	(71,186)
Proceeds from sale of premises and equipment	3,551	280
Purchase of premises and equipment	(5,743)	(650)

Net cash used in investing activities from continuing operations	(11,811)	(107,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	87,983	(47,667)
Repayment of notes payable	—	(1,070)
Net decrease in other borrowed funds	(122,210)	(208,015)
Proceeds from issuance of common stock and preferred stock	1,197	94
Dividends paid	(2,235)	(1,982)

Net cash used in financing activities from continuing operations	(35,265)	(258,640)

Net cash provided by discontinued operations	—	8,437

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,524)	(22,048)
CASH AND CASH EQUIVALENTS:
Beginning of period	136,764	147,000

End of period	$118,240	$124,952

Supplemental information:
Income taxes paid	$19,842	$1,178
Interest paid	6,911	7,649
Noncash investing and financing activities-
Acquisitions of real estate through foreclosure of collateral	175	2,959

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Sterling Bancshares, Inc. (together with its subsidiaries the “Company”). The Company’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period classifications. These reclassifications had no affect on net income or shareholders’ equity.

Recently Adopted Accounting Standards

On January 1, 2004, the Company adopted FIN 46R, Consolidation of Variable Interest Entities. Upon adoption, the trusts that previously issued the outstanding company-obligated mandatorily redeemable trust preferred securities were deconsolidated from the Company’s Consolidated Financial Statements. Instead, the junior subordinated debentures issued by the Company to these subsidiary trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures are shown in the consolidated statements of income. The Consolidated Financial Statements have been restated to reflect the adoption of FIN 46R. Adoption of FIN 46R did not affect previously reported amounts for net income or shareholders’ equity.

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans using the intrinsic value-based method of accounting, as permitted, and discloses pro forma information as if accounted for using the fair value-based method as prescribed by accounting principles. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value method at the grant dates for awards, there would have been no material impact on the Company’s reported net income or earnings per share. Pro forma information regarding net income and earnings per share is required under accounting principles and has been determined as if the Company accounted for its employee stock option plans under the fair value method. The fair value of options was estimated using a Black-Scholes option pricing model. Because employee stock options have differing characteristics and changes in the subjective input assumptions can materially affect the fair value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of employee stock options. The following table shows information related to stock-based compensation in both the reported and pro forma earnings per share amounts (dollars in thousands except for per share amounts):

	Three months ended March 31,
	2004	2003
Net income, as reported	$5,234	$11,237

Add: Stock-based employee compensation expense included in reported net income, net of related taxes	160	7

Less: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(368)	(266)

Pro Forma net income	$5,026	$10,978

Earnings per share:
Basic - as reported	$0.12	$0.26

Basic - pro forma	$0.11	$0.25

Diluted - as reported	$0.12	$0.25

Diluted - pro forma	$0.11	$0.25

The Financial Accounting Standards Board (“FASB”) has issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value-based method of accounting, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed statement would permit use of option pricing models other than the Black-Scholes option pricing model. Management has not determined the impact of the proposed Statement on the Company’s Consolidated Financial Statements.

2.	EARNINGS PER COMMON SHARE

Earnings per common share (“EPS”) were computed based on the following (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Income from continuing operations	$5,234	$9,541
Income from discontinued operations	—	1,696

Net income	$5,234	$11,237

Basic:
Weighted average shares outstanding	44,700	43,987
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	471	651
Assumed conversion of preferred stock	20	89

Total	45,191	44,727

Earnings per share from continuing operations:
Basic	$0.12	$0.22

Diluted	$0.12	$0.21

Earnings per share:
Basic	$0.12	$0.26

Diluted	$0.12	$0.25

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock were determined assuming applicable performance goals had been met. The calculation of the diluted EPS excludes 262,860 and 591,327 options outstanding during the three months ended March 31, 2004 and 2003, respectively that were antidilutive.

3.	DISCONTINUED OPERATIONS

The Company sold its mortgage-banking operations on September 30, 2003 to RBC Mortgage Company, an indirect subsidiary of the Royal Bank of Canada. The mortgage-banking operations were reported previously as the Company’s mortgage-banking segment and are now reported as discontinued operations. The results of income from discontinued operations for the three months ended March 31, 2003, are as follows (in thousands):

Three Months Ended March 31, 2003
Net interest income (loss) after provision for credit losses	$(942)

Noninterest income:
Gain on sale of mortgage loans	11,571
Mortgage origination income	8,173
Other	2,387

Total noninterest income	22,131

Noninterest expense:
Salaries and employee benefits	8,037
Occupancy expense	2,849
Mortgage servicing rights amortization and impairment	3,904
Technology	293
Professional fees	225
Postage and delivery charges	409
Supplies	458
Minority interest expense	424
Other	1,763

Total noninterest expense	18,362

Income from discontinued operations before income taxes	2,827
Provision for income taxes	1,131

Income from discontinued operations	$1,696

4.	DIVESTITURE OF BANKING OFFICE

On March 20, 2003, the Company sold one of its banking offices located in a rural area for a pre-tax gain of $3.4 million. At the sale date, this banking office had approximately $18.7 million in assets, $16.8 million in loans and $95.7 million of deposits that were included in the sale transaction. The net gain was determined based on the Company’s recorded investment in this office including allocated goodwill and intangibles.

This banking office, located in a rural area, was sold because its location and growth potential did not align with the Company’s business banking strategy. This office was acquired originally as part of a previous acquisition.

5.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2003 and the three months ended March 31, 2004 are as follows (in thousands):

	Houston	San Antonio	Dallas	South Texas	Total
Balance, January 1, 2003	$29,613	$15,079	$5,662	$5,312	$55,666
Sale of rural banking offices	—	—	—	(5,312)	(5,312)
Plaza Bank acquisition		12,579			12,579

Balance, December 31, 2003	29,613	27,658	5,662	—	62,933
Plaza Bank goodwill adjustments	—	(453)	—	—	(453)

Balance, March 31, 2004	$29,613	$27,205	$5,662	$—	$62,480

The changes in the carrying amounts of core deposit intangibles for the year ended December 31, 2003 and three months ended March 31, 2004 are as follows (in thousands):

Core Deposit Intangibles
Balance, January 1, 2003	$2,096
Amortization expense	(465)
Plaza Bank acquisition	695

Balance, December 31, 2003	2,326
Amortization expense	(124)

Balance, March 31, 2004	$2,202

6. SUBSEQUENT EVENT

On April 29, 2004, the Company securitized and sold certain interest-only securities held in its available for sale portfolio. The Company received net proceeds of $67.5 million and recognized an estimated after-tax net securitization gain of $3.5 million for this transaction. The Company did not retain any interests in the securities and neither the investors in the securitization trust nor the trust have any recourse other than for a breach of customary representations as to ownership and origination, but not for credit loss or default.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For additional discussion of such risks, uncertainties and assumptions, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

OVERVIEW

We are a bank holding company headquartered in Houston, Texas that provides a range of commercial and consumer banking services through our subsidiary, Sterling Bank. We operate 37 banking offices in the greater metropolitan areas of Houston, Dallas and San Antonio. At March 31, 2004, the Company had consolidated total assets of $3.2 billion, deposits of $2.5 billion and shareholders’ equity of $299.9 million.

The first quarter of 2004 continued a period of transition. This was the first complete quarter of operations following the pay-off of the mortgage warehouse credit facility previously extended to our mortgage banking segment, thus effectively terminating all remaining business relationships with this segment which was sold on September 30, 2003.

Our net income for the first quarter of 2004 was $5.2 million, compared to $11.2 million for the first quarter of 2003, reflecting, in part, the effect of our divestiture of our mortgage banking segment while focusing our efforts on our core banking operations. Net income for the first quarter of 2003 included income from discontinued operations after taxes of $1.7 million. In addition, net income for the first quarter included an after-tax gain on the sale of a rural banking office of $2.2 million.

An area of focus during the first quarter of 2004 was asset quality and improvements were made. Nonperforming loans were $16.4 million at March 31, 2004 as compared to $33.9 million at December 31, 2003. Included in this reduction was a sale of $10.7 million of nonperforming loans which resulted in an increase in charge-offs of $4.6 million, for which the Company had previously made provisions.

SUBSEQUENT EVENT

On April 29, 2004, we securitized and sold certain interest-only securities held in our available for sale portfolio. We received net proceeds of $67.5 million and recognized an estimated after-tax net securitization gain of $3.5 million for this transaction. We did not retain any interests in the securities and neither the investors in the securitization trust nor the trust have any recourse other than for a breach of customary representations as to ownership and origination, but not for credit loss or default.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of March 31, 2004.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. We have identified two accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, and the sensitivity of our Consolidated Financial Statements to those judgments, estimates and assumptions, are critical to an understanding of our Consolidated Financial Statements. These policies relate to the methodology that determines our allowance for credit losses and the assumptions used in determining stock-based compensation.

These policies and the judgments, estimates and assumptions are described in greater detail in the Company’s 2003 Annual Report on Form 10-K in the “Critical Accounting Estimates” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Organization and Summary of Significant Accounting and Reporting Policies.” There have been no material changes in these policies since December 31, 2003.

RECENTLY ADOPTED ACCOUNTING STANDARDS

On January 1, 2004, we adopted FIN 46R, Consolidation of Variable Interest Entities. Upon adoption, the trusts that previously issued the outstanding company-obligated mandatorily redeemable trust preferred securities were deconsolidated from our Consolidated Financial Statements. Instead, the junior subordinated debentures issued by the Company to these subsidiary trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures are shown in the consolidated statements of income. The Consolidated Financial Statements have been restated to reflect the adoption of FIN 46R. Adoption of FIN 46R did not affect previously reported amounts for net income or shareholders’ equity.

RESULTS OF OPERATIONS

Net Income - Net income for the three-month period ended March 31, 2004 was $5.2 million as compared to $11.2 million for the same period in 2003, a decrease of approximately $6.0 million or 53.4%. Net income for the first quarter of 2003 included income from discontinued operations after taxes of $1.7 million or $0.04 per diluted share and an after-tax gain on the sale of a rural banking office of $2.2 million or $0.05 per diluted share. The remaining decrease in net income is principally the result of lower net interest income and a lower provision for credit losses partially offset by higher noninterest expenses.

Net Interest Income - Net interest income was $33.0 million for the three-months ended March 31, 2004, as compared to $35.5 million for the same period in 2003, a decrease of $2.5 million or 7.1%. The decrease in net interest income was caused by a decline in both average earning assets and the net interest margin.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest rates, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans held for sale (taxable) (1)	$9,210	$128	5.59%	$515,814	$7,142	5.62%
Loans held for investment (1):
Taxable	2,143,084	33,039	6.20%	1,968,588	32,803	6.76%
Tax-exempt	4,188	67	6.43%	4,958	79	6.46%
Securities:
Taxable	528,063	5,280	4.02%	260,308	2,724	4.24%
Tax-exempt	41,496	455	4.41%	58,942	649	4.47%
Trading assets	163,807	1,202	2.95%	121,181	862	2.88%
Federal funds sold	10,915	20	0.74%	16,293	47	1.17%
Deposits in financial institutions	1,480	15	4.08%	1,149	19	6.71%

Total interest-earning assets	2,902,243	40,206	5.57%	2,947,233	44,325	6.10%

Noninterest-earning assets:
Cash and due from banks	104,978			102,343
Premises and equipment, net	48,854			50,969
Other assets	156,660			233,869
Allowance for credit losses	(31,555)			(28,266)
Assests related to discontinued operations	—			52,524

Total noninterest-earning assets	278,937			411,439

Total assets	$3,181,180			$3,358,672

Interest-bearing liabilities:
Deposits:
Demand and savings	$941,006	$953	0.41%	$921,551	$1,461	0.64%
Certificates and other time	719,620	3,365	1.88%	714,873	4,226	2.40%
Other borrowings	247,794	681	1.11%	400,184	1,348	1.37%
Notes payable	—	—	—	20,717	165	3.23%
Subordinated debt	47,112	595	5.08%	—	—	—
Junior subordinated debt	82,475	1,591	7.76%	82,475	1,600	7.87%

Total interest-bearing liabilities	2,038,007	7,185	1.42%	2,139,800	8,800	1.67%

Noninterest-bearing liabilities:
Demand deposits	808,109			913,969
Other liabilities	38,012			14,273
Liabilities related to discontinued operations	—			34,886

Total noninterest-bearing liabilities	846,121			963,128
Shareholders’ equity	297,052			255,744

Total liabilities and shareholders’ equity	$3,181,180			$3,358,672

Net interest income & margin		$33,021	4.58%		$35,525	4.89%

(1)	Loan origination fees are reported together with interest income on loans. These fees aggregated $1.3 million and $1.4 million for the periods ended March 31, 2004 and 2003, respectively. Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense. For the purpose of calculating loan yields, average loan balances included nonaccrual loans with no related interest income.

Average interest-earning assets for the period ended March 31, 2004 decreased $45.0 million as compared to the first quarter of 2003.

On September 30, 2003, we completed the sale of our mortgage-banking operations. Sterling Bank lost the benefit of the mortgage warehouse it financed for the mortgage-banking operation shortly after completing the sale when the buyer decided to pay off this credit facility. Average interest-earning assets for the three-month period ended March 31, 2003 included $509.2 million of mortgage loans held for sale.

In the fourth quarter of 2003, we increased the size of the investment portfolio for balance sheet liquidity purposes and to replace a portion of the earning assets of the mortgage operation. On average, the securities portfolio increased $250.3 million for the period ended March 31, 2004 as compared with the same period of 2003. Overall, the average yield on these securities is less than the average yield previously earned on the mortgage warehouse credit facility.

Our net interest margin for the three-month period ended March 31, 2004 was 4.58% compared to 4.89% for the same period in 2003, a decrease of 31 basis points. The net interest margin has dropped as a result of the declines in market interest rates of the past few years but appears to have stabilized in the first quarter of 2004. Our balance sheet remains positioned to benefit from a gradually rising rate environment over the long-term.

Average interest-bearing liabilities for the three-month period ended March 31, 2004 were $2.0 billion, a decrease of $101.8 million or 4.8% from the same period in 2003. In the first quarter of 2004, other borrowed funds decreased $152.4 million from $400.2 million at March 31, 2003 to $247.8 million at March 31, 2004. We repaid certain borrowings and notes payable after the sale of our mortgage-banking operations.

Offsetting a portion of the overall decrease in average interest-bearing liabilities was $47.1 million of subordinated debt we issued in April 2003. Increases in average interest bearing deposits of $24.2 million or 1.5% also offset a portion of the decrease in average interest-bearing liabilities.

Noninterest Income - Noninterest income consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Customer service fees	$3,921	$4,314
Bank owned life insurance income	473	505
Debit card fees	357	373
Net gain on the sale of trading assets	348	347
Net gain on the sale of securities	143	374
Net gain on the sale of banking office	—	3,382
Other	1,975	1,981

	$7,217	$11,276

Total noninterest income for the three months ended March 31, 2004 was $7.2 million, as compared to $11.3 million for the same period of 2003, a decrease of $4.1 million or 36.0%. The decrease in noninterest income is primarily due to the $3.4 million gain on the sale of a rural banking office included in noninterest income in the first quarter of 2003. This banking office was sold because its location and growth potential did not align with our business banking strategy. This office was acquired originally as part of a previous acquisition.

Noninterest Expense- The following table shows the detail of noninterest expense (in thousands):

	Three Months Ended March 31,
	2004	2003
Salaries and employee benefits	$17,687	$17,251
Occupancy expense	3,597	3,752
Technology	1,388	1,200
Professional fees	1,062	694
Marketing	574	642
Postage and delivery charges	535	597
Supplies	340	354
Core deposit intangible amortization	124	114
Net losses (gains) and carrying costs of real estate acquired by foreclosure	19	(6)
Other	3,736	3,493

	$29,062	$28,091

Salaries and employee benefits for the three-month period ended March 31, 2004 were $17.7 million, as compared to $17.3 million for the same period in 2003, an increase of $436 thousand or 2.5%. Annual officer salary increases effective on January 1st and incentive compensation contributed to the higher salary and benefit costs in the first quarter of 2004. We had 1,044 full-time equivalent employees at March 31, 2004 compared with 1,038 at March 31, 2003.

Professional fees increased $368 thousand primarily as a result of higher legal fees and consulting fees incurred in connection with our compliance with the Sarbanes-Oxley Act of 2002.

Income Taxes - The Company provided $2.4 million for federal and state income taxes during the first quarter of 2004 and $5.8 million for the same period of 2003. The effective tax rates for each period were 31.8% and 34.2%, respectively. Our mortgage-banking segment operated in states with tax rates that increased our effective tax rate. On a continuing operations basis, our effective tax rate for the first quarter of 2003 was 33.1%.

FINANCIAL CONDITION

Loans Held for Investment - The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	March 31, 2004		December 31, 2003
	Amount	%	Amount	%
Commercial and industrial	$615,062	28.8%	$658,881	30.9%
Real estate:
Commercial	794,410	37.2%	756,163	35.5%
Construction and development	416,575	19.5%	401,578	18.9%
Residential mortgage	199,575	9.3%	201,279	9.4%
Foreign commercial and industrial	9,538	0.4%	7,886	0.4%
Consumer and other	102,085	4.8%	104,944	4.9%

Total loans held for investment	$2,137,245	100.0%	$2,130,731	100.0%

At March 31, 2004, loans held for investment were $2.1 billion, an increase of $6.5 million over loans held for investment at December 31, 2003. The commercial real estate and real estate construction loan categories primarily contributed to the increase. These increases were partially offset by the sale of $10.7 million of nonperforming loans during the first quarter of 2004. At March 31, 2004, loans held for investment were 85.3% of deposits and 67.6% of total assets.

As of March 31, 2004, the Company has no material concentrations of loans or material foreign loans outstanding.

Loans Held for Sale - Loans held for sale were $10.7 million at March 31, 2004, as compared with $26.3 million at December 31, 2003. Loans held for sale at March 31, 2004 consisted of the guaranteed portion of SBA loans we originated. Due to the timing of the sales of these loans to investors, the balance of loans in the held for sale category at any given time may be somewhat volatile.

Securities - The Company’s securities portfolio at March 31, 2004 totaled $581.7 million, as compared to $565.1 million at December 31, 2003, an increase of $16.6 million or 2.9%. At March 31, 2004, the unrealized gain on the available for sale securities was $6.5 million.

Deposits - The following table summarizes the Company’s deposit portfolio by type as of March 31, 2004 (dollars in thousands):

	March 31, 2004		December 31, 2003
	Amount	%	Amount	%
Noninterest-bearing demand	$862,729	34.4%	$834,313	34.5%
Interest-bearing demand	911,983	36.4%	929,577	38.4%
Certificates and other time deposits
Jumbo	521,810	20.8%	441,680	18.3%
Regular	209,830	8.4%	212,799	8.8%

Total deposits	$2,506,352	100.0%	$2,418,369	100.0%

Total deposits as of March 31, 2004 were $2.5 billion as compared to $2.4 billion at December 31, 2003, an increase of $88.0 million or 3.6%. The percentage of noninterest bearing deposits to total deposits as of March 31, 2004 was 34.4%.

We use brokered certificates of deposit to fund a portion of our lending activities. Brokered certificates of deposit were $182.8 million and $54.8 million at March 31, 2004 and December 31, 2003, respectively.

Other Borrowed Funds – As of March 31, 2004, we had $202.0 million in other borrowed funds compared to $324.2 million at December 31, 2003. Like brokered deposits, other borrowed funds are used to fund a portion of our lending activities. We also utilize these borrowings to meet liquidity needs. Generally, these borrowings have maturities of less than 30 days and are replaced at maturity with either additional borrowings or through increased customer deposits.

ASSET QUALITY

Risk Elements – Nonperforming and past-due loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. Eleven properties make up the $1.5 million of real estate acquired by foreclosure at March 31, 2004. These properties are carried at the lower of cost or fair market value.

Nonperforming assets and potential problem loans consisted of the following (dollars in thousands):

	March 31, 2004	December 31, 2003
Nonperforming loans - nonaccrual	$16,369	$33,887
Real estate acquired by foreclosure	1,497	2,124
Other repossessed assets	1,189	169

Total nonperforming assets	$19,055	$36,180

Potential problem loans	$66,055	$66,482

Accruing loans past due 90 days or more	$21	$35

Period-end allowance for credit losses to nonperforming loans	162.56%	90.66%
Nonperforming assets to period-end loans, real estate acquired by foreclosure and other repossessed assets	0.89%	1.68%
Nonperforming loans to period-end loans	0.76%	1.57%
Nonperforming assets to period-end assets	0.60%	1.13%

At March 31, 2004, we had $19.1 million in nonperforming assets, a decrease of 47.3% from $36.2 million at December 31, 2003. During the first quarter of 2004, we sold $10.7 million of nonperforming loans which resulted in an increase in charge-offs of $4.6 million. The Company had provided for the losses on these nonperforming loans during previous periods and decided to sell these loans to minimize its loss exposure.

Separately, we had three large nonperforming relationships at December 31, 2003 that were placed on nonaccrual status during the second half of 2003. These relationships individually were larger than $3 million. During the first quarter of 2004 one of these nonperforming relationships was returned to performing status. The Company is in the process of liquidating the second of these nonperforming relationships. The third of these relationships remained on nonperforming status at March 31, 2004.

Allowance for Credit Losses – The provision for credit losses for the three months ended March 31, 2004 was $3.5 million, as compared to $4.4 million for the same period in 2003, a decrease of $950 thousand. A provision for credit losses of $1.0 million was recorded in the first quarter of 2003 for loans acquired pursuant to the acquisition of Eagle National Bank.

Net charge-offs were $7.6 million or 1.42% (annualized) of average loans for the three-month period ended March 31, 2004. As discussed above, the nonperforming loan sale completed in the first quarter of 2004 resulted in an increase in charge-offs of $4.6 million.

Overall, the allowance for credit losses at March 31, 2004 was $26.6 million and represented 1.24% of total loans. The allowance for credit losses at quarter-end was 162.6% of nonperforming loans, up favorably from 90.7% at December 31, 2003, principally because of the improvements in asset quality discussed above.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Allowance for credit losses at beginning of period	$30,722	$27,248
Charge-offs:
Commercial, financial, and industrial	5,574	1,896
Real estate, mortgage and construction	2,295	866
Consumer	499	436

Total charge-offs	8,368	3,198

Recoveries
Commercial, financial, and industrial	586	125
Real estate, mortgage and construction	91	89
Consumer	78	68

Total recoveries	755	282

Net charge-offs	7,613	2,916
Allowance sold with divestiture	—	353
Provision for credit losses	3,500	4,450

Allowance for credit losses at end of period	$26,609	$28,429

Period-end allowance for credit losses to period-end loans	1.24%	1.16%
Net charge-offs to average loans (annualized)	1.42%	0.48%

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources - At March 31, 2004, shareholders’ equity totaled $299.9 million or 9.48% of total assets, as compared to $292.6 million or 9.1% of total assets at December 31, 2003. Our risk-based capital ratios at March 31, 2004 remain above the levels designated by regulatory agencies for us to be considered as “well capitalized.” Our capital ratios at March 31, 2004 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$385,745	15.6%	$199,095	8.0%
Tier 1 capital (to risk weighted assets)	310,817	12.6%	99,547	4.0%
Tier 1 capital (to average assets)	310,817	10.0%	117,883	4.0%

Liquidity – We manage balance sheet liquidity to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders’ dividends. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. The Company’s primary source of funds is its core deposits. Average core deposits funded 62% of total interest-earning assets for the three months ended March 31, 2004. In addition to core deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank. Additional funding is derived from interest and principal payments on loans as well as the sale of securities and loans. The bank also accepts brokered certificates of deposit. Our liquidity position remains adequate for our anticipated needs as of March 31, 2004. For more information regarding liquidity, please refer to our 2003 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our profitability, as with most financial institutions, is greatly dependent upon net interest income. There have been no material changes in market risk we face since December 31, 2003. For more information regarding quantitative and qualitative disclosures about market risk, please refer to our 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

11 —	Statement Regarding Computation of Earnings Per Share (included as Note (2) to Consolidated Financial Statements on page 7 of this Quarterly Report on Form 10-Q).

*31.1—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.

(b)	Reports on Form 8-K:

(1)	Current Report on Form 8-K furnished January 22, 2004 announcing the release of Sterling Bancshares’ preliminary earnings report for fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: May 10, 2004	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ Stephen C. Raffaele
Stephen C. Raffaele
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
11 —	Statement Regarding Computation of Earnings Per Share (included as Note (2) to Consolidated Financial Statements on page 7 of this Quarterly Report on Form 10-Q).

*31.1—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.