Form 10-Q
period 2004-06-30
STERLING BANCSHARES INC
filed 2004-08-05
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were outstanding 44,863,478 shares of common stock, par value $1.00 per share, of the registrant.

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$131,489	$136,764
Interest-bearing deposits in financial institutions	1,600	1,358
Trading assets	92,751	172,825
Available-for-sale securities, at fair value	473,787	522,936
Held-to-maturity securities, at amortized cost	45,385	42,157

Loans held for sale	13,895	26,308
Loans held for investment	2,153,589	2,130,731

Total loans	2,167,484	2,157,039
Allowance for credit losses	(27,329)	(30,722)

Loans, net	2,140,155	2,126,317

Premises and equipment, net	43,679	48,541
Real estate acquired by foreclosure	2,608	2,124
Goodwill	62,480	62,933
Core deposit intangibles, net	2,078	2,326
Accrued interest receivable	10,787	12,046
Other assets	83,409	76,553

TOTAL ASSETS	$3,090,208	$3,206,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$845,874	$834,313
Interest-bearing demand	977,943	929,577
Certificates and other time deposits	664,788	654,479

Total deposits	2,488,605	2,418,369
Other borrowed funds	149,750	324,160
Subordinated debt	45,254	46,533
Junior subordinated debt	82,475	82,475
Accrued interest payable and other liabilities	26,860	42,747

Total liabilities	2,792,944	2,914,284

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, $1 par value, 1,000,000 shares authorized, 20,000 issued and outstanding	20	20
Common stock, $1 par value, 100,000,000 shares authorized, 44,853,183 and 44,642,109 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	44,853	44,642
Capital surplus	50,853	48,953
Retained earnings	205,651	197,819
Accumulated other comprehensive income (loss), net of tax	(4,113)	1,162

Total shareholders’ equity	297,264	292,596

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,090,208	$3,206,880

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$33,023	$41,172	$66,257	$81,196
Securities:
Taxable	4,977	2,201	9,997	4,925
Non-taxable	464	595	919	1,244
Trading assets	991	871	2,453	1,733
Federal funds sold	23	39	43	86
Deposits in financial institutions	16	17	31	36

Total interest income	39,494	44,895	79,700	89,220

Interest expense:
Demand and savings deposits	1,080	1,288	2,033	2,749
Certificates and other time deposits	3,275	3,827	6,640	8,053
Other borrowed funds	586	1,578	1,267	2,926
Notes payable	—	155	—	320
Subordinated debt	620	716	1,215	716
Junior subordinated debt	1,587	1,597	3,178	3,197

Total interest expense	7,148	9,161	14,333	17,961

Net interest income	32,346	35,734	65,367	71,259
Provision for credit losses	2,781	6,098	6,281	10,548

Net interest income after provision for credit losses	29,565	29,636	59,086	60,711

Noninterest income:
Customer service fees	3,688	3,986	7,609	8,300
Net gain (loss) on the sale of banking offices	—	(142)	—	3,240
Net gain on the sale of securities	4,128	—	4,271	374
Net gain on the sale of trading assets	154	280	502	627
Other	2,807	2,963	5,612	5,822

Total noninterest income	10,777	7,087	17,994	18,363

Noninterest expense:
Salaries and employee benefits	17,175	16,082	34,862	33,333
Occupancy expense	3,743	3,960	7,340	7,712
Technology	1,537	1,229	2,925	2,429
Professional fees	1,395	1,289	2,457	1,983
Postage, delivery and supplies	816	854	1,691	1,805
Marketing	539	480	925	885
Core deposit intangible amortization	124	114	248	228
Other	4,756	3,496	8,699	7,220

Total noninterest expense	30,085	27,504	59,147	55,595

Income from continuing operations before income taxes	10,257	9,219	17,933	23,479
Provision for income taxes	3,184	3,028	5,626	7,747

Income from continuing operations	7,073	6,191	12,307	15,732
Income (loss) from discontinued operations before income taxes	—	(2,534)	—	293
Provision (benefit) for income taxes	—	(984)	—	147

Income (loss) from discontinued operations	—	(1,550)	—	146

Net income	$7,073	$4,641	$12,307	$15,878

Earnings per share from continuing operations:
Basic	$0.16	$0.14	$0.28	$0.36

Diluted	$0.16	$0.14	$0.27	$0.35

Earnings per share from discontinued operations:
Basic	$—	$(0.04)	$—	$—

Diluted	$—	$(0.03)	$—	$—

Earnings per share:
Basic	$0.16	$0.11	$0.28	$0.36

Diluted	$0.16	$0.10	$0.27	$0.36

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Convertible Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2003	59	$59	43,983	$43,983	$44,633	$156,664	$3,988	$249,327
Comprehensive income:
Net income						15,878		15,878
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $321							(597)	(597)
Less: Reclassification adjustment for gains included in net income, net of taxes of $131							(243)	(243)

Total comprehensive income								15,038

Issuance of common stock			112	112	1,004			1,116
Conversion of preferred stock	(39)	(39)	64	64	(25)			—
Cash dividends paid						(3,967)		(3,967)

BALANCE AT JUNE 30, 2003	20	$20	44,159	$44,159	$45,612	$168,575	$3,148	$261,514

BALANCE AT JANUARY 1, 2004	20	20	44,642	44,642	48,953	197,819	1,162	292,596
Comprehensive income:
Net income						12,307		12,307
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $3,089							(5,736)	(5,736)
Less: Reclassification adjustment for losses included in net income, net of taxes of $248							461	461

Total comprehensive income								7,032

Issuance of common stock			211	211	1,900			2,111
Cash dividends paid						(4,475)		(4,475)

BALANCE AT JUNE 30, 2004	20	$20	44,853	$44,853	$50,853	$205,651	$(4,113)	$297,264

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$12,307	$15,732
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	4,429	3,174
Net gain on the sale of securities	(4,271)	(374)
Net gain on the sale of premises and equipment	(43)	—
Net gain on the sale of trading assets	(502)	(627)
Net gain on the sale of banking offices	—	(3,240)
Provision for credit losses	6,281	10,548
Writedowns, less gains on sale, of real estate acquired by foreclosure	(37)	(239)
Writedowns of premises and equipment	1,109	—
Depreciation and amortization	4,472	4,485
Proceeds from sales of trading assets	247,190	259,867
Purchases of trading assets	(186,880)	(255,965)
Proceeds from principal paydowns of trading securities	2,114	2,091
Net (increase) decrease in loans held for sale	(5,574)	96,964
Net decrease in accrued interest receivable and other assets	678	82,131
Net decrease in accrued interest payable and other liabilities	(17,169)	(11,835)

Net cash provided by operating activities from continuing operations	64,104	202,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and paydowns of held-to-maturity securities	4,042	8,333
Proceeds from the sale of available-for-sale securities	145,737	16,870
Proceeds from maturities and paydowns of available-for-sale securities	79,168	100,143
Purchases of available-for-sale securities	(165,758)	(95,990)
Purchases of held-to-maturity securities	(7,331)	—
Net increase in loans held for investment	(16,402)	(140,900)
Proceeds from sale of real estate acquired by foreclosure	1,410	3,281
Net (increase) decrease in interest-bearing deposits in financial institutions	(242)	63
Cash and cash equivalents related to sales of banking offices	—	(95,909)
Proceeds from sale of premises and equipment	146	781
Purchase of premises and equipment	(3,611)	(1,770)

Net cash provided by (used in) investing activities from continuing operations	37,159	(205,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	70,236	58,580
Repayment of notes payable	—	(2,736)
Issuance of subordinated debt	—	49,940
Net decrease in other borrowed funds	(174,410)	(106,790)
Proceeds from issuance of common stock and preferred stock	2,111	1,116
Dividends paid	(4,475)	(3,967)

Net cash used in financing activities from continuing operations	(106,538)	(3,857)

Net cash provided by discontinued operations	—	15,917

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,275)	9,674
CASH AND CASH EQUIVALENTS:
Beginning of period	136,764	147,000

End of period	$131,489	$156,674

Supplemental information:
Income taxes paid	$23,655	$14,489
Interest paid	13,830	14,418
Noncash investing and financing activities- Acquisitions of real estate through foreclosure of collateral	1,857	4,420

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Sterling Bancshares, Inc. and its subsidiaries (the “Company”) except for those where it has been determined that the Company is not the primary beneficiary. The Company’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period classifications. These reclassifications had no affect on net income or shareholders’ equity.

Recent Accounting Standards

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

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its financial condition or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”) addresses the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments to be held for sale that are accounted for as derivatives should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. SAB 105 did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004. Management has not determined the impact of the proposed guidance on the Company’s Consolidated Financial Statements.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$7,073	$4,641	$12,307	$15,878
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	207	7	367	14
Less: Total stock-based employee compensation expense determined under fair value based method, net of related taxes	(390)	(231)	(758)	(497)

Pro forma net income	$6,890	$4,417	$11,916	$15,395

Earnings per share:
Basic- as reported	$0.16	$0.11	$0.28	$0.36

Basic- pro forma	$0.15	$0.10	$0.27	$0.35

Diluted - as reported	$0.16	$0.10	$0.27	$0.36

Diluted - pro forma	$0.15	$0.10	$0.26	$0.34

The Financial Accounting Standards Board has issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value-based method of accounting, and generally would require instead that such transactions be accounted for using a fair value-based method. The proposed statement would permit use of option pricing models other than the Black-Scholes option pricing model. Management has not determined the impact of the proposed statement on the Company’s Consolidated Financial Statements.

2. SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$8,766	$—	$(76)	$8,690
Obligations of states and political subdivisions	4,036	97	—	4,133
Mortgage-backed securities and collateralized mortgage obligations	445,193	1,423	(8,072)	438,544
Other securities	22,120	596	(296)	22,420

Total	$480,115	$2,116	$(8,444)	$473,787

Held-to-Maturity
Obligations of states and political subdivisions	$41,996	$1,539	$(209)	$43,326
Mortgage-backed securities and collateralized mortgage obligations	3,389	26	(3)	3,412

Total	$45,385	$1,565	$(212)	$46,738

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$86,006	$141	$(39)	$86,108
Obligations of states and political subdivisions	4,255	178	—	4,433
Mortgage-backed securities and collateralized mortgage obligations	397,146	2,793	(1,165)	398,774
Other securities	33,798	—	(177)	33,621

Total	$521,205	$3,112	$(1,381)	$522,936

Held-to-Maturity
Obligations of states and political subdivisions	$38,336	$2,367	$—	$40,703
Mortgage-backed securities and collateralized mortgage obligations	3,821	41	(4)	3,858

Total	$42,157	$2,408	$(4)	$44,561

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. Management believes that the unrealized losses on the Company’s investments in U.S. government agencies, mortgage-backed securities and collateralized mortgage obligations were caused primarily by interest rate increases. Because the decline in market value is primarily attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2004.

The contractual maturities of securities available-for-sale and securities held-to-maturity at June 30, 2004, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,362	$5,428	$1,519	$1,527
Due after one year through five years	25,715	26,950	9,663	9,643
Due after five years through ten years	10,311	10,372	1,353	1,376
Due after ten years	608	576	267	277
Mortgage-backed securities and collateralized mortgage obligations	3,389	3,412	445,193	438,544
Other securities	—	—	22,120	22,420

Total	$45,385	$46,738	$480,115	$473,787

The following table summarizes the proceeds received and gross realized gains and losses on the sales of the available-for-sale securities (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Proceeds from sales	$134,090	$—	$145,737	$16,870
Gross realized gains	4,981	—	5,124	374
Gross realized losses	(853)	—	(853)	—

On April 29, 2004, the Company securitized and sold $59.7 million of certain interest-only securities held in its available-for-sale portfolio. The Company received proceeds of $67.5 million and recognized a net after-tax securitization gain of $3.2 million for this transaction. The Company did not retain any interests in the securities and neither the investors in the securitization trust nor the trust have any recourse other than for a breach of customary representations as to ownership and origination, but not for credit loss or default.

The Company does not own any securities of any one issuer (other than U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at June 30, 2004.

Securities with carrying values totaling $248.9 million and fair values totaling $248.2 million at June 30, 2004 were pledged to secure public deposits.

3. LOANS

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, San Antonio and Dallas metropolitan areas, and is classified by major type as follows (in thousands):

	June 30, 2004		December 31, 2003
	Amount	%	Amount	%
Loans held for sale	$13,895	0.6%	$26,308	1.2%
Loans held for investment
Domestic
Commercial and industrial	605,125	27.9%	658,881	30.5%
Real estate - commercial	921,663	42.6%	829,199	38.4%
Real estate - residential mortgage	191,121	8.8%	201,948	9.4%
Real estate - construction and development	326,112	15.0%	327,295	15.2%
Consumer, net	98,896	4.6%	104,944	4.9%
Foreign
Commercial and industrial	9,930	0.5%	7,886	0.4%
Other loans	742	0.0%	578	0.0%

Total loans held for investment	2,153,589	99.4%	2,130,731	98.8%

Total loans	$2,167,484	100.0%	$2,157,039	100.0%

Loan maturities and rate sensitivities of the commercial loan portfolio which excludes real estate— residential mortgage and consumer loans, at June 30, 2004 are as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$477,287	$128,982	$4,692	$610,961
Real estate - commercial	555,148	312,367	61,501	929,016
Real estate - construction and development	256,198	57,071	13,549	326,818
Foreign loans	9,257	1,415	—	10,672

Total	$1,297,890	$499,835	$79,742	$1,877,467

Loans with a fixed interest rate	$215,003	$490,830	$79,684	$785,517
Loans with a floating interest rate	1,082,887	9,005	58	1,091,950

Total	$1,297,890	$499,835	$79,742	$1,877,467

As of June 30, 2004 and December 31, 2003, loans from Sterling Bank outstanding to directors, officers and their affiliates were $11.1 million and $11.9 million, respectively. In the opinion of management, all transactions entered into between Sterling Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons. For the six months ended June 30, 2004, total principal additions were $625 thousand and principal payments were $1.5 million.

The recorded investment in impaired loans is $12.2 million and $35.7 million, at June 30, 2004 and December 31, 2003, respectively. Such impaired loans required an allowance for credit losses of approximately $6.3 million and $17.6 million, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2004 was $8.4 million. Interest income on impaired loans of $67 thousand was recognized for cash payments received for the six months ended June 30, 2004.

Included in impaired loans are nonperforming loans of $10.8 million and $33.9 million at June 30, 2004 and December 31, 2003, respectively, which have been categorized by management as nonaccrual. For the six months ended June 30, 2004, interest foregone on nonaccrual loans was approximately $457.7 thousand. The Company did not have any restructured loans as of June 30, 2004 or December 31, 2003.

Loans 90 days or more past due, not on nonaccrual were $4.0 million and $35 thousand at June 30, 2004 and December 31, 2003, respectively. The amount for June 30, 2004 consisted primarily of one relationship totaling $3.9 million. This relationship is expected to be renewed.

4. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of the period	$26,609	$28,429	$30,722	$27,248
Provision for credit losses	2,781	6,098	6,281	10,548

Loans charged off	2,843	3,595	11,211	6,793
Loan recoveries	(782)	(642)	(1,537)	(924)

Net loans charged off	2,061	2,953	9,674	5,869
Allowance for credit losses associated with divested offices	—	—	—	(353)

Balance at end of the period	$27,329	$31,574	$27,329	$31,574

5. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
Land	$10,707	$14,173
Buildings and improvements	40,487	39,773
Furniture, fixtures and equipment	41,808	40,071

	93,002	94,017
Less accumulated depreciation and amortization	(49,323)	(45,476)

Total	$43,679	$48,541

Depreciation and amortization of premises and equipment totaled $2.1 million and $4.2 million for the three and six months ended June 30, 2004 and $2.1 million and $4.2 million for the three and six months ended June 30, 2003.

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined using the undiscounted operating cash flows estimated over the remaining useful life of the related long-lived asset and the eventual disposal. In the event of impairment, the asset is written down to its fair market value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell and are classified as assets held for sale on the consolidated balance sheet at the date management commits to a plan of disposal. In June 2004, the Company recorded impairment charges of $1.1 million for a bank office building and one tract of unused land which the Company intends to sale. At June 30, 2004, the bank office building is included in premises and equipment since the Company has not committed to a plan of sale. The Company reclassified $3.0 million of land to held-for-sale which is included in other assets on the consolidated balance sheet at June 30, 2004.

6. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2003 and the period ended June 30, 2004 are as follows (in thousands):

	Houston	San Antonio	Dallas	South Texas	Total
Balance, January 1, 2003	$29,613	$15,079	$5,662	$5,312	$55,666
Sale of rural banking offices	—	—	—	(5,312)	(5,312)
Plaza Bank acquisition	—	12,579	—	—	12,579

Balance, December 31, 2003	29,613	27,658	5,662	—	62,933
Plaza Bank goodwill adjustments	—	(453)	—	—	(453)

Balance, June 30, 2004	$29,613	$27,205	$5,662	$—	$62,480

The changes in the carrying amounts of core deposit intangibles for the year ended December 31, 2003 and six months ended June 30, 2004 are as follows (in thousands):

Core Deposit Intangibles
Balance, January 1, 2003	$2,096
Amortization expense	(465)
Plaza Bank acquisition	695

Balance, December 31, 2003	2,326
Amortization expense	(248)

Balance, June 30, 2004	$2,078

7. EARNINGS PER COMMON SHARE

Earnings per common share (“EPS”) were computed based on the following (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Income from continuing operations	$7,073	$6,191	$12,307	$15,732
Income from discontinued operations	—	(1,550)	—	146

Net income	$7,073	$4,641	$12,307	$15,878

Basic:
Weighted average shares outstanding	44,796	44,101	44,748	44,044
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	418	622	424	636
Assumed conversion of preferred stock	20	21	20	40

Total	45,234	44,744	45,192	44,720

Earnings per share from continuing operations:
Basic	$0.16	$0.14	$0.28	$0.36

Diluted	$0.16	$0.14	$0.27	$0.35

Earnings per share from discountinued operations:
Basic	$—	$(0.04)	$—	$—

Diluted	$—	$(0.03)	$—	$—

Earnings per share:
Basic	$0.16	$0.11	$0.28	$0.36

Diluted	$0.16	$0.10	$0.27	$0.36

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock were determined assuming applicable performance goals had been met. The calculation of the diluted EPS excludes 323,283 and 256,038 options for the three and six months ended June 30, 2004 and 581,213 options outstanding for both the three and six months ended June 30, 2003 which were antidilutive.

8. COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $1.0 million and $1.7 million for the three and six months ended June 30, 2004 and $1.0 million and $2.0 million for the three and six months period ended June 30, 2003. There have been no significant change in future minimum lease payments by the Company since December 31, 2003. Refer to the 2003 Form 10-K for information regarding these commitments.

Litigation – The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters is not expected to have a material adverse impact on the Consolidated Financial Statements.

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	June 30, 2004	December 31, 2003
Commitments to extend credit	$563,749	$483,046
Standby letters of credit	23,391	24,455

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

9. REGULATORY MATTERS

Capital requirements - The Company is subject to various regulatory capital requirements administered by the state and federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Sterling Bank and Plaza Bank (collectively the “Bank”) must meet specific capital guidelines based on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amount and classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators.

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of June 30, 2004 and December 31, 2003, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed Sterling Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of June 30, 2004:
Total capital (to risk weighted assets)	$389,209	15.5%	$201,278	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	316,626	12.6%	100,639	4.0%	N/A	N/A
Tier 1 capital (to average assets)	316,626	10.3%	122,886	4.0%	N/A	N/A

As of December 31, 2003:
Total capital (to risk weighted assets)	$383,252	15.4%	$199,095	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	305,997	12.3%	99,547	4.0%	N/A	N/A
Tier 1 capital (to average assets)	305,997	10.4%	117,883	4.0%	N/A	N/A

STERLING BANK:
As of June 30, 2004:
Total capital (to risk weighted assets)	$383,235	15.3%	$200,787	8.0%	$250,984	10.0%
Tier 1 capital (to risk weighted assets)	310,652	12.4%	100,394	4.0%	150,590	6.0%
Tier 1 capital (to average assets)	310,652	10.1%	122,639	4.0%	153,299	5.0%

As of December 31, 2003:
Total capital (to risk weighted assets)	$372,563	15.4%	$193,441	8.0%	$241,802	10.0%
Tier 1 capital (to risk weighted assets)	296,147	12.3%	96,721	4.0%	145,081	6.0%
Tier 1 capital (to average assets)	296,147	10.3%	115,542	4.0%	144,427	5.0%

PLAZA BANK:
As of December 31, 2003:
Total capital (to risk weighted assets)	$6,506	8.1%	$6,443	8.0%	$8,054	10.0%
Tier 1 capital (to risk weighted assets)	5,668	7.0%	3,221	4.0%	4,832	6.0%
Tier 1 capital (to average assets)	5,668	8.0%	2,844	4.0%	3,555	5.0%

As discussed in Note 1, the Company adopted FIN 46R on January 1, 2004. FIN 46R requires that trust preferred securities be deconsolidated from the Company’s Consolidated Financial Statements. Trust preferred securities are considered currently in calculating Tier 1 capital ratios. In May 2004, the Federal Reserve released proposed rules for the capital treatment of trust preferred securities. The proposed rules would limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At June 30, 2004 approximately $59.1 million of trust preferred securities would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier II capital. This amount is limited to 50% of Tier 1 capital. There is a three-year transition period for banks to become compliant with the new rules. Additionally, the rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Under the proposed rules, the Company’s consolidated capital ratios at June 30, 2004 would have been:

Pro forma ratio:
Total capital (to risk weighted assets)	15.5%
Tier 1 capital (to risk weighted assets)	11.8%
Tier 1 capital (to average assets)	9.4%

11. DISCONTINUED OPERATIONS

The Company sold its mortgage-banking operations on September 30, 2003 to RBC Mortgage Company, an indirect subsidiary of the Royal Bank of Canada. The mortgage-banking operations were previously reported as the Company’s mortgage-banking segment and are now reported as discontinued operations. Income (loss) from discontinued operations for the three and six months ended June 30, 2003, are as follows (in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net interest income (loss) after provision for credit losses	$(2,766)	$(3,708)
Noninterest income:
Gain on sale of mortgage loans	13,813	25,384
Mortgage origination income	9,422	17,595
Other	2,788	5,175

Total noninterest income	26,023	48,154

Noninterest expense:
Salaries and employee benefits	8,104	16,141
Occupancy expense	3,215	6,064
Mortgage servicing rights amortization and impairment	11,556	15,460
Technology	286	579
Professional fees	207	432
Postage, delivery and supplies	890	1,758
Minority interest expense	(387)	37
Other	1,920	3,682

Total noninterest expense	25,791	44,153

Income (loss) from discontinued operations before income taxes	(2,534)	293
Provision (benefit) for income taxes	(984)	147

Income (loss) from discontinued operations	$(1,550)	$146

Earnings per share from discontinued operations:
Basic	$(0.04)	$—

Diluted	$(0.03)	$—

12. DIVESTITURE OF BANKING OFFICES

On March 20, 2003, the Company sold one of its banking offices located in a rural area for a pre-tax gain of $3.4 million. At the sale date, this banking office had approximately $18.7 million in assets, $16.8 million in loans and $95.7 million of deposits that were included in the sale transaction.

On May 8, 2003, the Company completed the sale of three banking offices located in rural areas. Assets of $16.6 million, loans of $15.2 million and deposits of $42.1 million were sold in the transaction. A pre-tax loss of $142 thousand was recorded on the sale during the second quarter of 2003.

These banking offices, located in rural areas, were sold because their locations and growth potential did not align with the Company’s business banking strategy. These offices were acquired originally as part of a previous acquisition. The net gain (loss) was determined based on the Company’s recorded investment in these offices including allocated goodwill and intangibles.

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

OVERVIEW

We are a bank holding company headquartered in Houston, Texas that provides a range of commercial and consumer banking services through our subsidiary, Sterling Bank. We operate 37 banking offices in the greater metropolitan areas of Houston, San Antonio and Dallas. At June 30, 2004, the Company had consolidated total assets of $3.1 billion, total loans of $2.2 billion, deposits of $2.5 billion and shareholders’ equity of $297.3 million.

Our net income for the second quarter of 2004 was $7.1 million, compared to $4.6 million for the second quarter of 2003. Net income for the second quarter of 2003 included a loss from discontinued operations after taxes of $1.6 million. Net income for the second quarter of 2004 included:

•	an after-tax gain of $3.2 million, or $0.07 per diluted share, related to the securitization and sale of certain interest-only securities,

•	losses of $554 thousand, or $0.01 per diluted share, after-taxes for the sale of U.S. Treasury securities, and

•	impairment charges on certain bank properties of $721 thousand, or $0.02 per diluted share, net of taxes.

Net income for the six-month period ended June 30, 2004 was $12.3 million as compared to $15.9 million for the same period ended June 30, 2003.

During the second quarter of 2004, we made further improvements in asset quality. Nonperforming assets decreased 28% as compared with March 31, 2004 and 45% from June 30, 2003. At June 30, 2004, the allowance for credit losses was 1.26% of total loans.

We also expanded our expense management initiative during the second quarter of 2004. After a thorough review by management and employees, numerous expense reduction and alignment projects were identified including the consolidation of smaller offices, disposition of unprofitable initiatives, modification of certain perquisite benefit programs and continued reductions of staffing levels through attrition. We will implement these projects during the remainder of 2004. These are expected to reduce our current non-interest expense base in 2004 and allow for greater control of expense growth in 2005.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2004.

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

RECENT ACCOUNTING STANDARDS

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

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. We do not expect the requirements of SOP 03-3 to have a material impact on our financial condition or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”) addresses the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments to be held for sale that are accounted for as derivatives should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. SAB 105 did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004. Management has not determined the impact of the proposed guidance on the Company’s Consolidated Financial Statements.

SELECTED FINANCIAL DATA

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2003
	2004	2003	2004	2003
	( In thousands, except for per share amounts)
INCOME STATEMENT DATA:
Net interest income	$32,346	$35,734	$65,367	$71,259	$138,235
Provision for credit losses	2,781	6,098	6,281	10,548	17,698
Noninterest income	10,777	7,087	17,994	18,363	33,270
Noninterest expense	30,085	27,504	59,147	55,595	111,416
Income from continuing operations before income taxes	10,257	9,219	17,933	23,479	42,391
Income from continuing operations	7,073	6,191	12,307	15,732	28,354
Income from discontinued operations	—	(1,550)	—	146	20,756
Net income	7,073	4,641	12,307	15,878	49,110
BALANCE SHEET DATA (at period-end):
Total assets	$3,090,208	$3,447,641	$3,090,208	$3,447,641	$3,206,880
Total loans	2,167,484	2,646,486	2,167,484	2,646,486	2,157,039
Allowance for credit losses	(27,329)	(31,574)	(27,329)	(31,574)	(30,722)
Total securities	519,172	279,258	519,172	279,258	565,093
Total deposits	2,488,605	2,593,816	2,488,605	2,593,816	2,418,369
Other borrowed funds	149,750	402,800	149,750	402,800	324,160
Notes payable	—	18,694	—	18,694	—
Subordinated debt	45,254	49,254	45,254	49,254	46,533
Junior subordinated debt	82,475	82,475	82,475	82,475	82,475
Shareholders’ equity	297,264	261,514	297,264	261,514	292,596

COMMON SHARE DATA:
Earnings per share from continuing operations (1)
Basic	$0.16	$0.14	$0.28	$0.36	$0.64
Diluted	0.16	0.14	0.27	0.35	0.64
Earnings per share from discontinued operations (1)
Basic	—	(0.04)	—	—	0.47
Diluted	—	(0.03)	—	—	0.46
Earnings per share (1)
Basic	0.16	0.11	0.28	0.36	1.11
Diluted	0.16	0.10	0.27	0.36	1.10
Shares used in computing earnings per common share
Basic	44,796	44,101	44,748	44,044	44,180
Diluted	45,234	44,744	45,192	44,720	44,648
End of period common shares outstanding	44,853	44,159	44,853	44,159	44,642
Book value per common share at period-end
Total	$6.62	$5.92	$6.62	$5.92	$6.55
Tangible	5.18	4.73	5.18	4.73	5.09
Cash dividends paid per common share	0.050	0.045	0.100	0.090	0.180
Common stock dividend payout ratio	31.66%	42.73%	36.34%	24.95%	16.19%

SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)
Total	9.45%	7.06%	8.28%	12.35%	18.18%
Continuing	9.45%	9.42%	8.28%	12.23%	10.50%
Return on average assets (2)
Total	0.91%	0.54%	0.78%	0.94%	1.48%
Continuing	0.91%	0.72%	0.78%	0.93%	0.86%
Net interest margin	4.55%	4.71%	4.56%	4.80%	4.68%
Efficiency ratio	69.77%	64.23%	70.95%	62.03%	64.96%
Full-time equivalent employees	1024	991	1024	991	1036
Number of banking offices	37	35	37	37	37

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2003
	2004	2003	2004	2003
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	87.56%	104.38%	87.45%	100.99%	99.91%
Period-end shareholders’ equity to total assets	9.62%	7.59%	9.62%	7.59%	9.13%
Average shareholders’ equity to average assets	9.61%	7.66%	9.47%	7.64%	8.17%
Period-end tangible capital to total tangible assets	7.69%	6.16%	7.69%	6.16%	7.24%
Tier 1 capital to risk-weighted assets	12.58%	10.34%	12.58%	10.34%	12.30%
Total capital to risk-weighted assets	15.47%	13.33%	15.47%	13.33%	15.40%
Tier 1 leverage ratio (Tier 1 capital to total average assets)	10.31%	8.38%	10.31%	8.38%	10.38%

ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.26%	1.19%	1.26%	1.19%	1.42%
Net charge-offs to average loans (2)	0.38%	0.45%	0.90%	0.46%	0.60%
Period-end allowance for credit losses to nonperforming loans	252.91%	157.17%	252.91%	157.17%	90.66%
Nonperforming assets to period-end loans, real estate acquired by foreclosure and other repossessed assets	0.63%	0.94%	0.63%	0.94%	1.68%
Nonperforming loans to period-end loans	0.50%	0.76%	0.50%	0.76%	1.57%
Nonperforming assets to period-end assets	0.44%	0.72%	0.44%	0.72%	1.13%

(1)	Earnings per share in each quarter from continuing operations, discontinued operations and net income is computed individually using the weighted-average number of shares outstanding during that quarter while earnings per share for the full period is computed using the weighted-average number of shares outstanding during the year. Thus, the sum for the quarters and net income from continuing and discontinued operations earnings per share does not necessarily equal the full period and net income earnings per share. The calculation of diluted EPS excludes 323,283 and 256,038 options for the three and six months ended June 30, 2004, 581,213 options for both the three and six months ended June 30, 2003 and 620,431 for December 31, 2003 which were antidilutive.
(2)	Interim periods annualized

RESULTS OF OPERATIONS

Net Income - Net income for the three months ended June 30, 2004 increased $2.4 million or 52.4%, over the comparable period in 2003. The increase was primarily the result of a $3.2 million after-tax gain on the securitization and sale of certain interest-only securities offset by after-tax losses of $554 thousand for the sale of U.S. Treasury securities and impairment charges on certain bank properties of $721 thousand, net of taxes. The remaining increase is primarily due to a decrease in the provision for credit losses, partially offset by lower net interest income. Net income for the second quarter of 2003 included after-tax losses from discontinued operations of $1.6 million, or $0.03 per diluted share.

Net income for the six months ended June 30, 2004 decreased $3.6 million or 22.5% as compared with the same period of 2003. In addition to the other items discussed above, this decrease was primarily the result of lower net interest income offset by a decrease in the provision for credit losses.

Net Interest Income - Net interest income for the three and six months ended June 30, 2004 decreased $3.4 million or 9.5% and $5.9 million or 8.3% compared with the same periods in 2003, respectively. These decreases were primarily caused by a decline in both average earning assets and the net interest margin.

Average interest-earning assets for the three and six-month period ended June 30, 2004 decreased $186.1 million or 6.11% and $115.8 million or 3.9% over the comparable periods in 2003, respectively.

On September 30, 2003, we completed the sale of our mortgage-banking operations. Sterling Bank lost the benefit of the mortgage warehouse it financed for the mortgage-banking operation shortly after completing the sale when the buyer decided to pay off this credit facility. Average interest-earning assets for the three and six month periods ended June 30, 2003 included $610.9 million and $560.4 million, respectively, related to this mortgage warehouse credit facility.

In the fourth quarter of 2003, we increased the size of the investment portfolio for balance sheet liquidity purposes and to replace a portion of the earning assets of the mortgage operation. On average, the securities portfolio for the three and six month periods ended June 30, 2004 was higher by $276.7 million and $263.5 million, respectively, as compared with the same periods in 2003. Overall, the average yields on these securities are less than the yield previously earned on the mortgage warehouse credit facility.

Our net interest margin for the three-month period ended June 30, 2004 was 4.55% compared to 4.71% for the same period in 2003, a decrease of 16 basis points. For the six-month period ended June 30, 2004, our net interest margin was 4.56% compared to 4.80% for the same period in 2003. These decreases are due to the payoff of the higher yielding mortgage warehouse credit facility and declines in market interest rates of the past few years. On June 30, 2004, the Federal Open Market Committee increased the overnight interest rate by 25 basis points. This was the first rate increase in more than four years. We expect this rate increase to help further stabilize our net interest margin.

Average interest-bearing liabilities for the three and six month periods ended June 30, 2004 decreased $194.8 million or 8.9% and $148.4 million or 6.9%, respectively, from the same periods in 2003. The average balance of other borrowed funds and notes payable decreased $278.3 million and $225.9 million for the three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. We repaid certain borrowings and notes payable after the sale of our mortgage-banking operations.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest rates, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans held for sale (1)	$11,568	$187	6.50%	$617,822	$8,462	5.49%
Loans held for investment (1):
Taxable	2,144,582	32,771	6.15%	2,002,939	32,637	6.54%
Non-taxable	4,064	65	6.43%	4,545	73	6.44%
Securities:
Taxable	529,652	4,977	3.78%	240,922	2,201	3.66%
Non-taxable	42,817	464	4.36%	54,889	595	4.35%
Trading assets	113,392	991	3.52%	107,383	871	3.25%
Federal funds sold	9,709	23	0.94%	13,958	39	1.12%
Deposits in financial institutions	1,874	16	3.39%	1,291	17	5.28%

Total interest-earning assets	2,857,658	39,494	5.56%	3,043,749	44,895	5.92%

Noninterest-earning assets:
Cash and due from banks	98,580			95,346
Premises and equipment, net	47,744			47,951
Other assets	157,619			232,104
Allowance for credit losses	(27,095)			(29,250)
Assets related to discontinued operations	—			53,190

Total noninterest-earning assets	276,848			399,341

Total assets	$3,134,506			$3,443,090

Interest-bearing liabilities:
Deposits:
Demand and savings	$934,732	$1,080	0.46%	$886,105	$1,288	0.58%
Certificates and other time	713,283	3,275	1.85%	679,685	3,827	2.26%
Other borrowed funds	212,123	586	1.11%	470,633	1,578	1.34%
Notes payable	—	—	—	19,792	155	3.14%
Subordinated debt	46,298	620	5.39%	44,994	716	6.38%
Junior subordinated debt	82,475	1,587	7.74%	82,475	1,597	7.77%

Total interest-bearing liabilities	1,988,911	7,148	1.45%	2,183,684	9,161	1.68%

Noninterest-bearing liabilities:
Demand deposits	819,188			949,373
Other liabilities	25,206			13,085
Liabilities related to discontinued operations	—			33,200

Total noninterest-bearing liabilities	844,394			995,658

Shareholders’ equity	301,201			263,748

Total liabilities and shareholders’ equity	$3,134,506			$3,443,090

Net interest income & margin		$32,346	4.55%		$35,734	4.71%

(1)	Loan origination fees are reported together with interest income on loans. These fees aggregated $1.3 million for both the quarter ended June 30, 2004 and 2003. Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense. For the purpose of calculating loan yields, average loan balances included nonaccrual loans with no related interest income.

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans held for sale (1)	$10,389	$315	6.10%	$567,100	$15,604	5.55%
Loans held for investment (1):
Taxable	2,143,833	65,810	6.17%	1,985,866	65,439	6.65%
Non-taxable	4,126	132	6.43%	4,743	153	6.51%
Securities:
Taxable	528,857	9,997	3.80%	250,865	4,925	3.96%
Non-taxable	42,157	919	4.38%	56,601	1,244	4.43%
Trading assets	138,600	2,453	3.56%	114,244	1,733	3.06%
Federal funds sold	10,312	43	0.84%	15,119	86	1.15%
Deposits in financial institutions	1,677	31	3.69%	1,220	36	5.95%

Total interest-earning assets	2,879,951	79,700	5.57%	2,995,758	89,220	6.01%

Noninterest-earning assets:
Cash and due from banks	101,779			98,825
Premises and equipment, net	48,299			49,423
Other assets	157,139			232,715
Allowance for credit losses	(29,325)			(28,756)
Assets related to discontinued operations	—			53,149

Total noninterest-earning assets	277,892			405,356

Total assets	$3,157,843			$3,401,114

Interest-bearing liabilities:
Deposits:
Demand and savings	$937,869	$2,033	0.44%	$903,730	$2,749	0.61%
Certificates and other time	716,452	6,640	1.86%	697,182	8,053	2.33%
Other borrowed funds	229,958	1,267	1.11%	435,603	2,926	1.35%
Notes payable	—	—	—	20,252	320	3.19%
Subordinated debt	46,705	1,215	5.23%	22,621	716	6.38%
Junior subordinated debt	82,475	3,178	7.75%	82,475	3,197	7.82%

Total interest-bearing liabilities	2,013,459	14,333	1.43%	2,161,863	17,961	1.68%

Noninterest-bearing liabilities:
Demand deposits	813,649			931,769
Other liabilities	31,609			13,483
Liabilities related to discontinued operations	—			34,231

Total noninterest-bearing liabilities	845,257			979,483

Shareholders’ equity	299,127			259,768

Total liabilities and shareholders’ equity	$3,157,843			$3,401,114

Net interest income & margin		$65,367	4.56%		$71,259	4.80%

(1)	Loan origination fees are reported together with interest income on loans. These fees aggregated $2.5 million and $2.7 million for the periods ended June 30, 2004 and 2003, respectively. Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense. For the purpose of calculating loan yields, average loan balances included nonaccrual loans with no related interest income.

Noninterest Income - Noninterest income for the three and six months ended June 30, 2004 and 2003, respectively, is summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Customer service fees	$3,688	$3,986	$7,609	$8,300
Net gain on the sale of trading assets	154	280	502	627
Net gain on the sale of securities	4,128	—	4,271	374
Net gain (loss) on the sale of banking offices	—	(142)	—	3,240
Bank owned life insurance	472	507	945	1,012
Debit card income	408	412	765	785
Other	1,927	2,044	3,902	4,025

	$10,777	$7,087	$17,994	$18,363

The increase of $3.7 million for the three-month period ended June 30, 2004 as compared with same period of 2003, was due principally to the securitization and sale of certain interest-only securities for a pre-tax gain of $4.9 million reflected in the net gain on the sale of securities. These securities were part of our capital markets activities. This gain was partially offset by a loss of $853 thousand for the sale of lower yielding U.S. Treasury securities.

Noninterest income for the six-month period ended June 30, 2004 was down slightly compared to the same period for 2003. A net gain on the sale of four banking offices of $3.2 million increased noninterest income for the six month period ended June 30, 2003. Customer service fees have declined primarily due to the sale of these banking offices in 2003. These rural offices had a more retail customer base and their location and growth potential did not align with our business banking strategy.

Noninterest Expense - Noninterest expense for the three and six months ended June 30, 2004 and 2003, respectively, is summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Salaries and employee benefits	$17,175	$16,082	$34,862	$33,333
Occupancy expense	3,743	3,960	7,340	7,712
Technology	1,537	1,229	2,925	2,429
Professional fees	1,395	1,289	2,457	1,983
Postage, delivery and supplies	816	854	1,691	1,805
Marketing	539	480	925	885
Core deposit intangible amortization	124	114	248	228
Net losses (gains) and carrying costs of other real estate and foreclosed property	(17)	(205)	2	(211)
Other	4,773	3,701	8,697	7,431

	$30,085	$27,504	$59,147	$55,595

Salaries and employee benefits for the three and six month periods ended June 30, 2004 increased $1.1 million or 6.8% and $1.5 million or 4.6%, compared to the same periods in 2003. The increases were primarily related to annual merit increases, incentive compensation and increases in staffing levels. We had 1,024 full-time equivalent employees at June 30, 2004 compared with 991 at June 30, 2003.

Technology expense increased $308 thousand or 25.1% and $496 thousand or 20.4% for the three and six month periods ended June 30, 2004 over the comparable periods in 2003. The increases were due primarily to upgrading costs on the bank’s computer systems.

Professional fees increased $106 thousand or 8.2% and $474 thousand or 23.9% for the three and six month periods ended June 30, 2004, as compared to the same periods in 2003. The increases were primarily the result of higher legal fees and consulting fees incurred in connection with our compliance with the Sarbanes-Oxley Act of 2002.

Other non-interest expense increased $1.1 million or 29.0% and $1.3 million or 17.0% for the three and six month periods ended June 30, 2004 compared to the same periods in 2003. This increase was due, in part, to an impairment charge of $1.1 million in the second quarter of 2004 on one bank office building and one tract of unused land which we intend to sell.

Income Taxes – The Company recognized federal and state income tax expense on continuing operations for the three and six months ended June 30, 2004 of $3.2 million and $5.6 million, for effective rates of 31.0% and 31.4%, compared to $3.0 million and $7.7 million, for effective rates of 32.8% and 33.0%, for the three and six months ended June 30, 2003. The effective income tax rates differed from the federal statutory rate of 35% during the comparable periods primarily because of the effect of non-taxable interest income and life insurance policies.

FINANCIAL CONDITION

Loans Held for Investment - The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	June 30, 2004		December 31, 2003
	Amount	%	Amount	%
Commercial and industrial	$605,125	28.1%	$658,881	30.9%
Real estate:
Commercial	921,663	42.8%	829,199	38.9%
Construction and development	326,112	15.1%	327,295	15.4%
Residential mortgage	191,121	8.9%	201,948	9.5%
Foreign loans	10,672	0.5%	8,464	0.4%
Consumer, net	98,896	4.6%	104,944	4.9%

Total loans held for investment	$2,153,589	100.0%	$2,130,731	100.0%

At June 30, 2004, loans held for investment were $2.2 billion, an increase of $22.9 million or 1.1% over loans held for investment at December 31, 2003. The increase was primarily related to growth in the commercial real estate loan category. The Company has experienced higher than expected loan prepayment activity during 2004. This along with our internal efforts to improve asset quality has limited loan growth. During the first quarter of 2004, we sold $10.7 million of non-performing loans.

At June 30, 2004, loans held for investment were 86.5% of deposits and 69.7% of total assets. As of June 30, 2004, we had no material concentrations of loans or material foreign loans outstanding.

Loans Held for Sale - Loans held for sale were $13.9 million at June 30, 2004, as compared with $26.3 million at December 31, 2003. Loans held for sale at June 30, 2004 consisted primarily of the guaranteed portion of SBA loans we originated. Due to the timing of the sales of these loans to investors, the balance of loans in the held for sale category at any given time may be somewhat volatile.

Trading Assets – Trading assets were $92.8 million at June 30, 2004, as compared with $172.8 million at December 31, 2003, a decrease of $80.1 million or 46.3%. These assets consist primarily of the government guaranteed portion of SBA loans. Trading assets are purchased with the anticipation of sale in the near term and are carried at market value. The size of this portfolio is dependent upon the current market conditions for SBA loans.

Securities - The Company’s securities portfolio at June 30, 2004 totaled $519.2 million, as compared to $565.1 million at December 31, 2003, a decrease of $45.9 million or 8.1%. The decrease was due, in part, to the securitization and sale of certain-interest only securities in April 2004. Additionally, we sold our holdings of lower yielding U.S. Treasury securities in June 2004. Net unrealized losses on the available-for-sale securities were $6.3 million at June 30, 2004 as compared to net unrealized gains of $1.7 million at December 31, 2003. Unrealized losses are primarily attributable to increases in market interest rates since the underlying securities were purchased.

Deposits - The following table summarizes the Company’s deposit portfolio by type (dollars in thousands):

	June 30, 2004		December 31, 2003
	Amount	%	Amount	%
Noninterest-bearing demand	$845,874	34.0%	$834,313	34.5%
Interest-bearing demand	977,943	39.3%	929,577	38.4%
Certificates and other time deposits
Jumbo	341,691	13.7%	386,914	16.0%
Regular	205,838	8.3%	212,799	8.8%
Brokered deposits	117,259	4.7%	54,766	2.3%

Total deposits	$2,488,605	100.0%	$2,418,369	100.0%

Total deposits as of June 30, 2004 were $2.5 billion as compared to $2.4 billion at December 31, 2003, an increase of $70.2 million. Brokered certificates of deposit were $117.3 million and $54.8 million at June 30, 2004 and December 31, 2003, respectively. The percentage of noninterest bearing deposits to total deposits as of June 30, 2004 was 34.0%.

Other Borrowed Funds – As of June 30, 2004, we had $149.8 million in other borrowed funds compared to $324.2 million at December 31, 2003, a decrease of $174.4 million or 53.8%. Other borrowed funds are used to fund a portion of our lending activities. We also utilize these borrowings to meet liquidity needs. Generally, these borrowings have maturities of less than 30 days and are replaced at maturity with either additional borrowings or through increased customer deposits.

ASSET QUALITY

Risk Elements – Nonperforming assets includes restructured loans, nonaccrual loans, real estate acquired by foreclosure and other repossessed assets. Nonperforming and past-due loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses.

Nonperforming assets and potential problem loans consisted of the following (dollars in thousands):

	June 30, 2004	December 31, 2003
Nonperforming loans - nonaccrual	$10,806	$33,887
Real estate acquired by foreclosure	2,608	2,124
Other repossessed assets	273	169

Total nonperforming assets	$13,687	$36,180

Potential problem loans	$62,638	$66,482

Accruing loans past due 90 days or more	$3,987	$35

Period-end allowance for credit losses to nonperforming loans	252.91%	90.66%
Nonperforming assets to period-end loans, real estate acquired by foreclosure and other repossessed assets	0.63%	1.68%
Nonperforming loans to period-end loans	0.50%	1.57%
Nonperforming assets to period-end assets	0.44%	1.13%

At June 30, 2004, we had $13.7 million in nonperforming assets, a decrease of 62.2% from $36.2 million at December 31, 2003. During the first quarter of 2004, we sold $10.7 million of nonperforming loans which resulted in an increase in charge-offs of $4.6 million. The Company had provided for the losses on these nonperforming loans during previous periods and decided to sell these loans to minimize its loss exposure.

Separately, we had three large nonperforming relationships at December 31, 2003 that were placed on nonaccrual status during the second half of 2003. These relationships individually were larger than $3 million. Two of these nonperforming relationships were returned to performing status during the first half of year 2004. The third of these relationships was partially charged-off and the remainder was on nonperforming status at June 30, 2004.

Accruing loans past due 90 days or more at June 30, 2004 consisted primarily of one relationship totaling $3.9 million. This relationship is expected to be renewed.

Allowance for Credit Losses - The provision for credit losses for the three and six months ended June 30, 2004 was $2.8 million and $6.3 million as compared to $6.1 million and $10.5 million for the same periods in 2003. The decreases in the provision for credit losses were due to improvements in asset quality.

Net charge-offs were $2.1 million and $9.7 million or 0.38% and 0.9% (annualized) of average loans for the three and six month periods ended June 30, 2004. As discussed above, the nonperforming loan sale completed in the first quarter of 2004 resulted in an increase in charge-offs of $4.6 million.

Overall, the allowance for credit losses at June 30, 2004 was $27.3 million and represented 1.26% of total loans. The allowance for credit losses at June 30, 2004 was 252.9% of nonperforming loans, up favorably from 90.7% at December 31, 2003, principally because of the improvements in asset quality.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Allowance for credit losses at beginning of period	$26,609	$28,429	$30,722	$27,248
Charge-offs:
Commercial, financial, and industrial	1,906	1,905	7,480	3,801
Real estate, mortgage and construction	719	1,468	3,014	2,334
Consumer	218	222	717	658

Total charge-offs	2,843	3,595	11,211	6,793

Recoveries
Commercial, financial, and industrial	732	507	1,318	632
Real estate, mortgage and construction	9	53	100	142
Consumer	41	82	119	150

Total recoveries	782	642	1,537	924

Net charge-offs	2,061	2,953	9,674	5,869
Allowance sold with divestiture		—		353
Provision for credit losses	2,781	6,098	6,281	10,548

Allowance for credit losses at end of period	$27,329	$31,574	$27,329	$31,574

Period-end allowance for credit losses to period-end loans	1.26%	1.19%	1.26%	1.19%
Net charge-offs to average loans (annualized)	0.38%	0.45%	0.90%	0.46%

INTEREST RATE SENSITIVITY

We manage interest rate risk by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. This process requires a balance between profitability, liquidity, and interest rate risk.

To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed by senior management, the Asset/Liability Management Committee and our Board of Directors on an ongoing basis.

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

As mentioned, we utilize simulation models to estimate the impact on net interest income and present value of equity due to changes in interest rates under various scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking the balance sheet. The following table summarizes the simulated change over a 12-month period as of June 30, 2004 and December 31, 2003 (dollars in thousands):

Changes in Interest Rates (Basis Points)	Increase (Decrease) in
	Net Interest Income	Present Value of Equity
June 30, 2004
+200	5.31%	-5.37%
+100	2.75%	-2.40%
Base	0.00%	0.00%
-100	-2.76%	0.77%

December 31, 2003
+200	6.03%	-7.00%
+100	3.14%	-2.72%
Base	0.00%	0.00%
-100	-3.80%	0.62%

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources - At June 30, 2004, shareholders’ equity totaled $297.3 million or 9.62% of total assets, as compared to $292.6 million or 9.1% of total assets at December 31, 2003. Our risk-based capital ratios at June 30, 2004 remain above the levels designated by regulatory agencies for us to be considered as “well capitalized.” Our capital ratios at June 30, 2004 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$389,209	15.5%	$201,278	8.0%
Tier 1 capital (to risk weighted assets)	316,626	12.6%	100,639	4.0%
Tier 1 capital (to average assets)	316,626	10.3%	122,886	4.0%

Liquidity – We manage balance sheet liquidity to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders’ dividends. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. The Company’s primary source of funds is its core deposits. Core deposits exclude brokered deposits and time deposits over $100,000. Average core deposits funded 68.8% and 68.1% of total interest-earning assets for the three months and six months ended June 30, 2004, respectively. In addition to core deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank. The bank also accepts brokered certificates of deposit. As part of our ongoing business, we regularly evaluate acquisition possibilities and similar transactions with other financial service companies. Potential acquisitions may involve the payment of cash or issuance of debt or equity securities. We believe that our liquidity position is adequate to meet our current and anticipated needs. For more information regarding liquidity, please refer to our 2003 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk we face since December 31, 2003. For more information regarding quantitative and qualitative disclosures about market risk of our financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity.” Our principal market risk exposure is to interest rates.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Stockholders was held on April 26, 2004, to consider and vote on the following proposals:

Proposal 1: The Election of Directors

The following individuals were nominated and elected as Class III directors to hold office until the 2007 annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified.

	For	Withheld
James D. Calaway	37,622,602	119,325
Bruce J. Harper	37,669,098	72,829
Glenn H. Johnson	37,665,066	76,861
R. Bruce LaBoon	37,602,964	138,963
George Martinez	37,002,955	738,972
Steven F. Retzloff	37,668,710	73,217

The following directors continued in office after the annual meeting:

George Beatty, Jr.	Paul Michael Mann, M.D.
Anat Bird	G. Edward Powell
J. Downey Bridgwater	Thomas A. Reiser
David L. Hatcher	Raimundo Riojas E.
James J. Kearney	Howard T. Tellepsen, Jr.

Proposal 2: Approval of the 2004 Employee Stock Purchase Plan.

For	30,454,429	Against	444,777	Abstentions and Broker Non-Votes	6,842,721.

Proposal 3: Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for its fiscal year ending December 31, 2004.

For	36,531,070	Against	1,201,308	Abstain	9,549.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

*†10.1	—	Consulting Agreement between Sterling Bancshares, Inc. and George Martinez executed on June 9, 2004 and effective as of June 1, 2004.

*†10.2	—	Form of Severance and Noncompetition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

Daryl D. Bohls	Travis Jaggers
Danny L. Buck	Graham B. Painter
Wanda S. Dalton	Stephen C. Raffaele
Clinton Dunn	Mike Skowronek
James W. Goolsby, Jr.

11	—	Statement Regarding Computation of Earnings Per Share (included as Note 7 to Consolidated Financial Statements on page 13 of this Quarterly Report on Form 10-Q).

*31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.
†	Management Compensation Agreement

(b)	Reports on Form 8-K:

(1)	Current Report on Form 8-K furnished on April 21, 2004 in connection with the release of Sterling Bancshares’ preliminary earnings report for first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: August 5, 2004	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater President and
Chief Executive Officer

Date: August 5, 2004	By:	/s/ Stephen C. Raffaele
Stephen C. Raffaele
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Description

*†10.1	—	Consulting Agreement between Sterling Bancshares, Inc. and George Martinez executed on June 9, 2004 and effective as of June 1, 2004.

*†10.2	—	Form of Severance and Noncompetition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

Daryl D. Bohls	Travis Jaggers
Danny L. Buck	Graham B. Painter
Wanda S. Dalton	Stephen C. Raffaele
Clinton Dunn	Mike Skowronek
James W. Goolsby, Jr.

11	—	Statement Regarding Computation of Earnings Per Share (included as Note 7 to Consolidated Financial Statements on page 13 of this Quarterly Report on Form 10-Q).

*31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.
†	Management Compensation Agreement