Form 10-Q
period 2004-09-30
STERLING BANCSHARES INC
filed 2004-11-09
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

As of November 2, 2004, there were outstanding 44,926,552 shares of common stock, par value $1.00 per share, of the registrant.

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$94,802	$136,764
Interest-bearing deposits in financial institutions	1,175	1,358
Trading assets	123,880	172,825
Available-for-sale securities, at fair value	531,702	522,936
Held-to-maturity securities, at amortized cost	78,087	42,157

Loans held for sale	7,036	26,308
Loans held for investment	2,219,397	2,130,731

Total loans	2,226,433	2,157,039
Allowance for credit losses	(27,959)	(30,722)

Loans, net	2,198,474	2,126,317

Premises and equipment, net	41,683	48,541
Real estate acquired by foreclosure	3,731	2,124
Goodwill	62,480	62,933
Core deposit intangibles, net	1,954	2,326
Accrued interest receivable	10,986	12,046
Other assets	85,095	76,553

TOTAL ASSETS	$3,234,049	$3,206,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$879,125	$834,313
Interest-bearing demand	919,822	929,577
Certificates and other time deposits	593,236	654,479

Total deposits	2,392,183	2,418,369
Other borrowed funds	377,750	324,160
Subordinated debt	47,360	46,533
Junior subordinated debt	82,475	82,475
Accrued interest payable and other liabilities	26,916	42,747

Total liabilities	2,926,684	2,914,284

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, $1 par value, 1,000,000 shares authorized, 20,000 issued and outstanding	20	20
Common stock, $1 par value, 100,000,000 shares authorized, 44,916,625 and 44,642,109 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	44,917	44,642
Capital surplus	51,565	48,953
Retained earnings	209,893	197,819
Accumulated other comprehensive income, net of tax	970	1,162

Total shareholders’ equity	307,365	292,596

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,234,049	$3,206,880

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$34,635	$40,396	$100,892	$121,592
Securities:
Taxable	5,560	2,162	15,557	7,087
Non-taxable	520	529	1,439	1,773
Trading assets	1,084	857	3,537	2,590
Federal funds sold	25	27	68	113
Deposits in financial institutions	13	17	44	53

Total interest income	41,837	43,988	121,537	133,208

Interest expense:
Demand and savings deposits	1,239	987	3,272	3,736
Certificates and other time deposits	3,006	3,461	9,646	11,514
Other borrowed funds	1,047	1,491	2,314	4,417
Notes payable	—	137	—	457
Subordinated debt	678	589	1,893	1,305
Junior subordinated debt	1,616	1,590	4,794	4,787

Total interest expense	7,586	8,255	21,919	26,216

Net interest income	34,251	35,733	99,618	106,992
Provision for credit losses	2,115	4,150	8,396	14,698

Net interest income after provision for credit losses	32,136	31,583	91,222	92,294

Noninterest income:
Customer service fees	3,589	4,061	11,198	12,361
Net gain on the sale of banking offices	—	—	—	3,240
Net gain on the sale of securities	310	—	4,581	374
Net gain (loss) on trading assets	(192)	405	310	1,032
Other	3,088	3,012	8,700	8,834

Total noninterest income	6,795	7,478	24,789	25,841

Noninterest expense:
Salaries and employee benefits	17,510	16,583	52,372	49,916
Occupancy expense	3,945	3,996	11,285	11,708
Technology	1,643	1,289	4,568	3,718
Professional fees	1,333	1,317	3,790	3,300
Postage, delivery and supplies	746	831	2,437	2,636
Marketing	250	195	1,175	1,080
Core deposit intangible amortization	125	111	372	339
Other	3,943	3,607	12,643	10,827

Total noninterest expense	29,495	27,929	88,642	83,524

Income from continuing operations before income taxes	9,436	11,132	27,369	34,611
Provision for income taxes	2,950	3,707	8,576	11,454

Income from continuing operations	6,486	7,425	18,793	23,157
Income from discontinued operations before income taxes	—	44,426	—	44,719
Provision for income taxes	—	24,510	—	24,657

Income from discontinued operations	—	19,916	—	20,062

Net income	$6,486	$27,341	$18,793	$43,219

Earnings per share from continuing operations:
Basic	$0.14	$0.17	$0.42	$0.53

Diluted	$0.14	$0.17	$0.42	$0.52

Earnings per share from discontinued operations:
Basic	$—	$0.45	$—	$0.45

Diluted	$—	$0.44	$—	$0.45

Earnings per share:
Basic	$0.14	$0.62	$0.42	$0.98

Diluted	$0.14	$0.61	$0.42	$0.97

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Convertible Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2003	59	$59	43,983	$43,983	$44,633	$156,664	$3,988	$249,327

Comprehensive income:
Net income						43,219		43,219
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $605							(1,124)	(1,124)
Less: Reclassification adjustment for gains included in net income, net of taxes of $131							(243)	(243)

Total comprehensive income								41,852

Issuance of common stock			185	185	1,722			1,907
Conversion of preferred stock	(39)	(39)	64	64	(25)			—
Cash dividends paid						(5,956)		(5,956)

BALANCE AT SEPTEMBER 30, 2003	20	$20	44,232	$44,232	$46,330	$193,927	$2,621	$287,130

BALANCE AT JANUARY 1, 2004	20	20	44,642	44,642	48,953	197,819	1,162	292,596

Comprehensive income:
Net income						18,793		18,793
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $352							(654)	(654)
Less: Reclassification adjustment for losses included in net income, net of taxes of $248							462	462

Total comprehensive income								18,601

Issuance of common stock			275	275	2,612			2,887
Cash dividends paid						(6,719)		(6,719)

BALANCE AT SEPTEMBER 30, 2004	20	$20	44,917	$44,917	$51,565	$209,893	$970	$307,365

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$18,793	$23,157
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	5,430	6,469
Net gain on the sale of securities	(4,581)	(374)
Net gain on the sale of premises and equipment	(55)	—
Net gain on trading assets	(310)	(1,032)
Net gain on the sale of banking offices	—	(3,240)
Net gain on sale of land held for sale	(38)	—
Provision for credit losses	8,396	14,698
Writedowns, less gains on sale, of real estate acquired by foreclosure	(18)	(416)
Writedowns of premises and equipment	1,109	—
Depreciation and amortization	6,917	6,565
Proceeds from sales of trading assets	340,809	359,092
Purchases of trading assets	(313,439)	(350,285)
Proceeds from principal paydowns of trading securities	2,945	3,431
Net decrease in loans held for sale	1,285	389,572
Net (increase) decrease in accrued interest receivable and other assets	(4,637)	84,507
Net (decrease) increase in accrued interest payable and other liabilities	(15,007)	24,427

Net cash provided by operating activities from continuing operations	47,599	556,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls of securities and paydowns of held-to-maturity securities	6,013	15,799
Proceeds from the sale of available-for-sale securities	161,332	16,870
Proceeds from maturities and paydowns of available-for-sale securities	108,348	160,553
Purchases of available-for-sale securities	(260,501)	(246,344)
Purchases of held-to-maturity securities	(42,034)	—
Net increase in loans held for investment	(85,909)	(113,397)
Proceeds from sale of real estate acquired by foreclosure	2,482	5,544
Proceeds from sale of land held for sale	729	—
Net decrease (increase) in interest-bearing deposits in financial institutions	183	(36)
Cash and cash equivalents related to sales of banking offices	—	(95,909)
Proceeds from sale of premises and equipment	618	1,665
Purchase of premises and equipment	(4,394)	(2,779)

Net cash used in investing activities from continuing operations	(113,133)	(258,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(26,186)	(118,974)
Repayment of notes payable	—	(4,402)
Issuance of subordinated debt	—	49,940
Net increase (decrease) in other borrowed funds	53,590	(277,634)
Proceeds from issuance of common stock and preferred stock	2,887	1,907
Dividends paid	(6,719)	(5,956)

Net cash provided by (used in) financing activities from continuing operations	23,572	(355,119)

Net cash provided by discontinued operations	—	43,715

NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,962)	(12,867)
CASH AND CASH EQUIVALENTS:
Beginning of period	136,764	147,000

End of period	$94,802	$134,133

Supplemental information:
Income taxes paid	$28,009	$21,199
Interest paid	21,460	21,343
Noncash investing and financing activities-Acquisitions of real estate through foreclosure of collateral	4,071	4,439

See Notes to Consolidated Financial Statements

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Sterling Bancshares, Inc. and its subsidiaries (the “Company”) except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. The Company’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period classifications. These reclassifications had no affect on net income or shareholders’ equity.

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

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. Adoption of SOP 03-3 did not have a material impact on the Company’s financial condition or results of operations.

SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”) addresses the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments to be held for sale that are accounted for as derivatives should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. SAB 105 did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the Financial Accounting Standards Board deferred the effective date of this Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue’s guidance is pending the issuance of a final FASB Staff Position (“FSP”) relating to the draft FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003.

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

On a pro-forma basis, if compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value method there would have been no material impact on the Company’s reported net income or earnings per share. Pro forma information regarding net income and earnings per share has been determined as if the Company accounted for its employee stock option plans under the fair value-based method. The fair value of options was estimated using a Black-Scholes option pricing model. Because employee stock options have differing characteristics and changes in the subjective input assumptions can materially affect the fair value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of employee stock options. The following table shows information related to stock-based compensation in both the reported and pro-forma earnings per share amounts (dollars in thousands except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$6,486	$27,341	$18,793	$43,219

Add: Stock-based employee compensation expense included in reported net income, net of related taxes	72	152	440	166

Less: Total stock-based employee compensation expense determined under fair value-based method, net of related taxes	(221)	(420)	(979)	(917)

Pro-forma net income	$6,337	$27,073	$18,254	$42,468

Earnings per share:
Basic- as reported	$0.14	$0.62	$0.42	$0.98

Basic- pro-forma	$0.14	$0.61	$0.41	$0.96

Diluted - as reported	$0.14	$0.61	$0.42	$0.97

Diluted - pro-forma	$0.14	$0.60	$0.40	$0.95

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

2. SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$8,757	$6	$(36)	$8,727
Obligations of states and political subdivisions	4,036	128	—	4,164
Mortgage-backed securities and collateralized mortgage obligations	510,287	3,318	(1,925)	511,680
Other securities	7,130	205	(204)	7,131

Total	$530,210	$3,657	$(2,165)	$531,702

Held-to-Maturity
Obligations of states and political subdivisions	$53,106	$2,262	$(49)	$55,319
Mortgage-backed securities and collateralized mortgage obligations	24,981	93	(2)	25,072

Total	$78,087	$2,355	$(51)	$80,391

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$86,006	$141	$(39)	$86,108
Obligations of states and political subdivisions	4,255	178	—	4,433
Mortgage-backed securities and collateralized mortgage obligations	397,146	2,793	(1,165)	398,774
Other securities	33,798	—	(177)	33,621

Total	$521,205	$3,112	$(1,381)	$522,936

Held-to-Maturity
Obligations of states and political subdivisions	$38,336	$2,367	$—	$40,703
Mortgage-backed securities and collateralized mortgage obligations	3,821	41	(4)	3,858

Total	$42,157	$2,408	$(4)	$44,561

The contractual maturities of securities available-for-sale and securities held-to-maturity at September 30, 2004, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,144	$6,216	$1,849	$1,854
Due after one year through five years	24,564	26,175	9,655	9,691
Due after five years through ten years	22,059	22,592	1,022	1,071
Due after ten years	339	336	267	275
Mortgage-backed securities and collateralized mortgage obligations	24,981	25,072	510,287	511,680
Other securities	—	—	7,130	7,131

Total	$78,087	$80,391	$530,210	$531,702

The following table summarizes the proceeds received and gross realized gains and losses on the sales of the available-for-sale securities (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Proceeds from sales	$15,595	$—	$161,332	$16,870
Gross realized gains	310	—	5,434	374
Gross realized losses	—	—	(853)	—

During the nine months ended September 30, 2004, the Company sold $75.6 million of certain interest-only securities held in its available-for-sale portfolio in two separate securitization transactions. The Company received proceeds of $83.9 million and recognized net after-tax securitization gains totaling $3.4 million for these transactions. The Company did not retain any interests in these securities and neither the investors in the securitization trusts nor the trusts have any recourse other than for a breach of customary representations as to ownership and origination, but not for credit loss or default.

All of the Company’s securities with unrealized losses as of September 30, 2004 have been in an unrealized loss position for less than twelve months. Information about such securities is as follows (dollars in thousands):

	September 30, 2004
	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of U.S. government agencies	$6,699	$(36)	$6,663
Mortgage-backed securities and collateralized mortgage obligations	201,813	(1,925)	199,888
Other securities	5,900	(204)	5,696

Total	$214,412	$(2,165)	$212,247

Held-to-Maturity
Obligations of U.S. government agencies	$3,314	$(49)	$3,265
Mortgage-backed securities and collateralized mortgage obligations	755	(2)	753

Total	$4,069	$(51)	$4,018

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2004.

The Company does not own any securities of any one issuer (other than U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at September 30, 2004.

Securities with carrying values totaling $245.8 million and fair values totaling $249.3 million at September 30, 2004 were pledged to secure public deposits.

3. LOANS

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, San Antonio and Dallas metropolitan areas, and is classified by major type as follows (dollars in thousands):

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
Loans held for sale	$7,036	0.3%	$26,308	1.2%
Loans held for investment
Domestic
Commercial and industrial	614,279	27.6%	658,881	30.5%
Real estate - commercial	961,553	43.2%	829,199	38.4%
Real estate - construction and development	340,738	15.3%	327,295	15.2%
Real estate - residential mortgage	193,395	8.7%	201,948	9.4%
Consumer/other	91,859	4.1%	104,944	4.9%
Foreign
Commercial and industrial	14,008	0.6%	7,886	0.4%
Other loans	3,565	0.2%	578	0.0%

Total loans held for investment	2,219,397	99.7%	2,130,731	98.8%

Total loans	$2,226,433	100.0%	$2,157,039	100.0%

Loan maturities and rate sensitivities of the loans held for investment excludes real estate - residential mortgage and consumer loans, at September 30, 2004 are as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$482,548	$126,498	$5,233	$614,279
Real estate - commercial	634,498	261,949	65,106	961,553
Real estate - construction and development	271,616	54,217	14,905	340,738
Foreign loans	6,679	10,894	—	17,573

Total	$1,395,341	$453,558	$85,244	$1,934,143

Loans with a fixed interest rate	$203,360	$451,426	$85,244	$740,030
Loans with a floating interest rate	1,191,981	2,132	—	1,194,113

Total	$1,395,341	$453,558	$85,244	$1,934,143

As of September 30, 2004 and December 31, 2003, loans from Sterling Bank outstanding to directors, officers and their affiliates were $15.7 million and $11.9 million, respectively. In the opinion of management, all transactions entered into between Sterling Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons. For the nine months ended September 30, 2004, total principal additions were $5.5 million and principal payments were $1.7 million related to these loans.

The recorded investment in impaired loans is $13.3 million and $35.7 million, at September 30, 2004 and December 31, 2003, respectively. Such impaired loans required an allowance for credit losses of approximately $8.4 million and $17.6 million, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2004 was $5.6 million. Interest income on impaired loans of $86 thousand was recognized for cash payments received for the nine months ended September 30, 2004.

Included in impaired loans are nonperforming loans of $12.0 million and $33.9 million at September 30, 2004 and December 31, 2003, respectively, which have been categorized by management as nonaccrual. For the nine months ended September 30, 2004, interest foregone on nonaccrual loans was approximately $805 thousand. The Company did not have any restructured loans as of September 30, 2004 or December 31, 2003.

Loans 90 days or more past due, not on nonaccrual were $1.2 million and $35 thousand at September 30, 2004 and December 31, 2003, respectively.

4. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of the period	$27,329	$31,574	$30,722	$27,248

Loans charged-off	2,126	4,928	13,337	11,721
Loan recoveries	(641)	(554)	(2,178)	(1,478)

Net loans charged-off	1,485	4,374	11,159	10,243

Allowance for credit losses associated with divested offices	—	—	—	(353)
Provision for credit losses	2,115	4,150	8,396	14,698

Balance at end of the period	$27,959	$31,350	$27,959	$31,350

5. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	September 30, 2004	December 31, 2003
Land	$10,679	$14,173
Buildings and improvements	40,283	39,773
Furniture, fixtures and equipment	41,955	40,071

	92,917	94,017
Less accumulated depreciation and amortization	(51,234)	(45,476)

Total	$41,683	$48,541

Depreciation and amortization of premises and equipment totaled $2.3 million and $6.5 million for the three and nine months ended September 30, 2004, and $2.0 million and $6.2 million for the three and nine months ended September 30, 2003.

The Company evaluates for impairment its long-lived assets to be held and used, and long-lived assets to be disposed of, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined using the undiscounted operating cash flows estimated over the remaining useful life of the related long-lived asset and the eventual disposal. In the event of impairment, the asset is written down to its fair market value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell and are classified as assets held for sale on the consolidated balance sheet at the date management commits to a plan of disposal. In June 2004, the Company recorded impairment charges of $1.1 million for a bank office building, and one tract of unused land which the Company intends to sell. At September 30, 2004, the bank office building is included in premises and equipment since the Company does not expect the office building to be sold within one year. The Company reclassified $3.0 million of land to held for sale during the second quarter of 2004.

6. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2003, and the period ended September 30, 2004, are as follows (in thousands):

	Houston	San Antonio	Dallas	South Texas	Total
Balance, January 1, 2003	$29,613	$15,079	$5,662	$5,312	$55,666
Sale of rural banking offices	—	—	—	(5,312)	(5,312)
Plaza Bank acquisition	—	12,579	—	—	12,579

Balance, December 31, 2003	29,613	27,658	5,662	—	62,933
Plaza Bank goodwill adjustments	—	(453)	—	—	(453)

Balance, September 30, 2004	$29,613	$27,205	$5,662	$—	$62,480

The changes in the carrying amounts of core deposit intangibles for the year ended December 31, 2003, and nine months ended September 30, 2004, are as follows (in thousands):

Intangibles
Balance, January 1, 2003	$2,096
Amortization expense	(465)
Plaza Bank acquisition	695

Balance, December 31, 2003	2,326
Amortization expense	(372)

Balance, September 30, 2004	$1,954

7. EARNINGS PER COMMON SHARE

Earnings per common share (“EPS”) were computed based on the following (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Income from continuing operations	$6,486	$7,425	$18,793	$23,157
Income from discontinued operations	—	19,916	—	20,062

Net income	$6,486	$27,341	$18,793	$43,219

Basic:
Weighted average shares outstanding	44,881	44,202	44,793	44,097
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	459	630	446	635
Assumed conversion of preferred stock	20	20	20	33

Total	45,360	44,852	45,259	44,765

Earnings per share from continuing operations:
Basic	$0.14	$0.17	$0.42	$0.53

Diluted	$0.14	$0.17	$0.42	$0.52

Earnings per share from discontinued operations:
Basic	$—	$0.45	$—	$0.45

Diluted	$—	$0.44	$—	$0.45

Earnings per share:
Basic	$0.14	$0.62	$0.42	$0.98

Diluted	$0.14	$0.61	$0.42	$0.97

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock were determined assuming applicable performance goals had been met. The calculation of the diluted EPS excludes 246,357 and 286,707 options for the three and nine months ended September 30, 2004 and 530,918 and 640,928 options outstanding for the three and nine months ended September 30, 2003 which were antidilutive.

8. COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $965 thousand and $2.7 million for the three and nine months ended September 30, 2004, and $1.0 million and $3.0 million for the three and nine months period ended September 30, 2003. There have been no significant changes in future minimum lease payments by the Company since December 31, 2003. Refer to the 2003 Form 10-K for information regarding these commitments.

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

	September 30, 2004	December 31, 2003
Commitments to extend credit	$573,804	$483,046
Standby letters of credit	35,122	24,455

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

10. REGULATORY MATTERS

Capital requirements - The Company is subject to various regulatory capital requirements administered by the state and federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Sterling Bank must meet specific capital guidelines based on its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amount and classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators.

To meet the capital adequacy requirements, Sterling Bancshares and Sterling Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of September 30, 2004 and December 31, 2003, that Sterling Bancshares and Sterling Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed Sterling Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of September 30, 2004:
Total capital (to risk weighted assets)	$397,148	15.2%	$208,601	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	321,829	12.3%	104,300	4.0%	N/A	N/A
Tier 1 capital (to average assets)	321,829	10.4%	123,589	4.0%	N/A	N/A

As of December 31, 2003:
Total capital (to risk weighted assets)	$383,252	15.4%	$199,095	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	305,997	12.3%	99,547	4.0%	N/A	N/A
Tier 1 capital (to average assets)	305,997	10.4%	117,883	4.0%	N/A	N/A

STERLING BANK:
As of September 30, 2004:
Total capital (to risk weighted assets)	$391,681	15.1%	$208,120	8.0%	$260,150	10.0%
Tier 1 capital (to risk weighted assets)	316,362	12.2%	104,060	4.0%	156,090	6.0%
Tier 1 capital (to average assets)	316,362	10.3%	123,342	4.0%	154,177	5.0%

As of December 31, 2003:
Total capital (to risk weighted assets)	$372,563	15.4%	$193,441	8.0%	$241,802	10.0%
Tier 1 capital (to risk weighted assets)	296,147	12.3%	96,721	4.0%	145,081	6.0%
Tier 1 capital (to average assets)	296,147	10.3%	115,542	4.0%	144,427	5.0%

As discussed in Note 1, the Company adopted FIN 46R on January 1, 2004. FIN 46R requires that trust preferred securities be deconsolidated from the Company’s Consolidated Financial Statements. Trust preferred securities are considered currently in calculating Tier 1 capital ratios. In May 2004, the Federal Reserve released proposed rules for the capital treatment of trust preferred securities. The proposed rules would limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At September 30, 2004 approximately $60.4 million of the $82.5 million of trust preferred securities would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier II capital. This amount is limited to 50% of Tier 1 capital. There is a three-year transition period for banks to become compliant with the new rules. Additionally, the rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Under the proposed rules, the Company’s consolidated capital ratios at September 30, 2004 would have been:

Pro forma ratio:
Total capital (to risk weighted assets)	15.2%
Tier 1 capital (to risk weighted assets)	11.6%
Tier 1 capital (to average assets)	9.8%

Dividend restrictions - Dividends paid by Sterling Bank and Sterling Bancshares are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $51.2 million and $82.9 million available for payment of dividends at September 30, 2004, by Sterling Bank and Sterling Bancshares, respectively.

11. DISCONTINUED OPERATIONS

The Company sold its mortgage-banking operations on September 30, 2003, to RBC Mortgage Company, an indirect subsidiary of the Royal Bank of Canada. The mortgage-banking operations were previously reported as the Company’s mortgage-banking segment and are now reported as discontinued operations. Income from discontinued operations for the three and nine months ended September 30, 2003, are as follows (in thousands except per share amounts):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net interest income (loss) after provision for credit losses	$(699)	$(4,407)

Noninterest income:
Gain on sale of mortgage loans	9,237	34,621
Mortgage origination income	6,228	23,823
Gain on the sale of SCMC	45,983	45,983
Other	2,889	8,064

Total noninterest income	64,337	112,491

Noninterest expense:
Salaries and employee benefits	8,105	24,246
Occupancy expense	3,356	9,420
Mortgage servicing rights amortization and impairment	1,155	16,615
Technology	299	878
Professional fees	341	773
Postage, delivery and supplies	824	2,582
Minority interest expense	3	40
Other	5,129	8,811

Total noninterest expense	19,212	63,365

Income from discontinued operations before income taxes	44,426	44,719
Provision for income taxes	24,510	24,657

Income from discontinued operations	$19,916	$20,062

Earnings per share from discontinued operations:
Basic	$0.45	$0.45

Diluted	$0.44	$0.45

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

On September 16, 2004, the Company closed one of its banking offices and merged the operations into another location. The Company retained the loans and deposits associated with this location. The bank building and related fixtures were sold for a pre-tax loss of $27 thousand.

These offices were acquired originally as part of previous acquisitions. The net gain (loss) was determined based on the Company’s recorded investment in these offices including allocated goodwill and intangibles.

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

OVERVIEW

We are a bank holding company headquartered in Houston, Texas that provides a range of commercial and consumer banking services through our subsidiary, Sterling Bank. We operate 36 banking offices in the greater metropolitan areas of Houston, San Antonio and Dallas. At September 30, 2004, the Company had consolidated total assets of $3.2 billion, total loans of $2.2 billion, deposits of $2.4 billion and shareholders’ equity of $307.4 million.

The Company reported net income of $6.5 million or $0.14 per diluted share for the third quarter of 2004 compared to $27.3 million or $0.61 per diluted share for the third quarter of 2003. Net income for the third quarter of 2003 included after-tax income of $19.9 million or $0.44 per diluted share from the Company’s mortgage-banking segment which was sold on September 30, 2003 and separately reported as discontinued operations. Income from continuing operations for the third quarter of 2003 was $7.4 million or $0.17 per diluted share.

For the nine months ended September 30, 2004, net income was $18.8 million or $0.42 per diluted share compared with $43.2 million or $0.97 per diluted share earned for the same period in 2003. Net income for the nine months ended September 30, 2004, includes after-tax net gains on the sales of securities of $3.0 million or $0.07 per diluted share and impairment charges on certain bank properties of $721 thousand or $0.02 per diluted share, net of taxes. Net income for the 2003 period included income from discontinued operations of $20.1 million or $0.45 per diluted share and an after-tax net gain on the sale of rural banking offices of $2.1 million or $0.05 per diluted share.

The Company continued its expense management initiative during the quarter. Numerous expense reduction and alignment projects have been identified including the consolidation of smaller offices, disposition of unprofitable initiatives, modification of certain perquisite benefit programs and continued reductions of staffing levels through attrition. These projects are expected to continue to reduce the Company’s current noninterest expense base during the remainder of 2004 and allow for greater control of expense growth in 2005. As one of these initiatives, the Company sold one unprofitable banking facility during the third quarter of 2004.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of September 30, 2004.

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

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. Adoption of SOP 03-3 did not have a material impact on the Company’s financial condition or results of operations.

SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”) addresses the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments to be held for sale that are accounted for as derivatives should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. SAB 105 did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the Financial Accounting Standards Board deferred the effective date of this Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue’s guidance is pending the issuance of a final FASB Staff Position (“FSP”) relating to the draft FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003.

SELECTED FINANCIAL DATA

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2003
	2004	2003	2004	2003
	( Dollars in thousands, except for per share amounts)
INCOME STATEMENT DATA:
Net interest income	$34,251	$35,733	$99,618	$106,992	$138,235
Provision for credit losses	2,115	4,150	8,396	14,698	17,698
Noninterest income	6,795	7,478	24,789	25,841	33,270
Noninterest expense	29,495	27,929	88,642	83,524	111,416
Income from continuing operations before income taxes	9,436	11,132	27,369	34,611	42,391
Income from continuing operations	6,486	7,425	18,793	23,157	28,354
Income from discontinued operations	—	19,916	—	20,062	20,756
Net income	6,486	27,341	18,793	43,219	49,110

BALANCE SHEET DATA (at period-end):
Total assets	$3,234,049	$3,125,929	$3,234,049	$3,125,929	$3,206,880
Total loans	2,226,433	2,321,982	2,226,433	2,321,982	2,157,039
Allowance for credit losses	(27,959)	(31,350)	(27,959)	(31,350)	(30,722)
Total securities	609,789	357,978	609,789	357,978	565,093
Trading assets	123,880	131,597	123,880	131,597	172,825
Total deposits	2,392,183	2,416,262	2,392,183	2,416,262	2,418,369
Other borrowed funds	377,750	231,956	377,750	231,956	324,160
Notes payable	—	17,028	—	17,028	—
Subordinated debt	47,360	47,453	47,360	47,453	46,533
Junior subordinated debt	82,475	82,475	82,475	82,475	82,475
Shareholders’ equity	307,365	287,130	307,365	287,130	292,596

COMMON SHARE DATA:
Earnings per share from continuing operations (1)
Basic	$0.14	$0.17	$0.42	$0.53	$0.64
Diluted	0.14	0.17	0.42	0.52	0.64
Earnings per share from discontinued operations (1)
Basic	—	0.45	—	0.45	0.47
Diluted	—	0.44	—	0.45	0.46
Earnings per share (1)
Basic	0.14	0.62	0.42	0.98	1.11
Diluted	0.14	0.61	0.42	0.97	1.10
Shares used in computing earnings per common share
Basic	44,881	44,202	44,793	44,097	44,180
Diluted	45,360	44,852	45,259	44,765	44,648
End of period common shares outstanding	44,917	44,232	44,917	44,232	44,642
Book value per common share at period-end
Total	$6.84	$6.49	$6.84	$6.49	$6.55
Tangible	5.40	5.31	5.40	5.31	5.09
Cash dividends paid per common share	0.050	0.045	0.150	0.135	0.180
Common stock dividend payout ratio	34.59%	7.27%	35.74%	13.77%	16.19%

SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)
Total	8.51%	40.60%	8.36%	22.06%	18.18%
Continuing	8.51%	11.03%	8.36%	11.82%	10.50%
Return on average assets (2)
Total	0.82%	3.16%	0.80%	1.69%	1.48%
Continuing	0.82%	0.86%	0.80%	0.91%	0.86%
Net interest margin	4.75%	4.58%	4.63%	4.72%	4.68%
Efficiency ratio	71.86%	64.63%	71.25%	62.88%	64.96%
Full-time equivalent employees	994	985	994	985	1036
Number of banking offices	36	35	36	35	37

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2003
	2004	2003	2004	2003
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	90.36%	108.42%	88.41%	103.44%	99.91%
Period-end shareholders’ equity to total assets	9.50%	9.19%	9.50%	9.19%	9.13%
Average shareholders’ equity to average assets	9.67%	7.78%	9.54%	7.69%	8.17%
Period-end tangible capital to total tangible assets	7.66%	7.65%	7.66%	7.65%	7.24%
Tier 1 capital to risk-weighted assets	12.34%	11.91%	12.34%	11.91%	12.30%
Total capital to risk-weighted assets	15.23%	14.92%	15.23%	14.92%	15.40%
Tier 1 leverage ratio (Tier 1 capital to total average assets)	10.42%	9.23%	10.42%	9.23%	10.38%

ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.26%	1.35%	1.26%	1.35%	1.42%
Net charge-offs to average loans (2)	0.27%	0.65%	0.69%	0.53%	0.60%
Period-end allowance for credit losses to nonperforming loans	232.45%	158.43%	232.45%	158.43%	90.66%
Nonperforming assets to period-end loans, real estate acquired by foreclosure and other repossessed assets	0.73%	0.98%	0.73%	0.98%	1.68%
Nonperforming loans to period-end loans	0.54%	0.85%	0.54%	0.85%	1.57%
Nonperforming assets to period-end assets	0.50%	0.73%	0.50%	0.73%	1.13%

(1)	Earnings per share in each quarter from continuing operations, discontinued operations and net income is computed individually using the weighted-average number of shares outstanding during that quarter while earnings per share for the full period is computed using the weighted-average number of shares outstanding during the year. Thus, the sum for the quarters and net income from continuing and discontinued operations earnings per share does not necessarily equal the full period and net income earnings per share. The calculation of diluted EPS excludes 246,357 and 286,707 options for the three and nine months ended September 30, 2004, 530,918 and 640,928 options for the three and nine months ended September 30, 2003 and 620,431 options for December 31, 2003 which were antidilutive.
(2)	Interim periods annualized

RESULTS OF OPERATIONS

Net Income - Net income for the three months ended September 30, 2004 decreased $20.9 million from the comparable period in 2003. Net income for the third quarter of 2003 included after-tax income from discontinued operations of $19.9 million, or $0.44 per diluted share. Included in discontinued operations, was an after-tax gain of $22.1 million from the sale of our mortgage-banking operations on September 30, 2003.

Net income for the nine months ended September 30, 2004 decreased $24.4 million as compared with the same period of 2003. Net income for the nine months ended September 30 2003, included after-tax income from discontinued operations of $20.1 million or $0.45 per diluted share.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income - Net interest income for the three and nine months ended September 30, 2004 decreased $1.5 million or 4.1% and $7.4 million or 6.9% compared with the same periods in 2003, respectively. Our net interest income and margin are impacted by current interest rates available and the volume and mix of our interest-earning assets. During the third quarter of 2004, the Federal Open Market Committee increased overnight interest rates by 50 basis points for a total increase of 75 basis points for the year.

The decrease in net interest income for the three-month period was attributable to lower average interest-earning assets partially offset by an increase in net interest margin. Interest income decreased $2.2 million for the three months ended September 30, 2004, compared to the same period in 2003, due to a decrease in average interest-earning assets. The impact of the decrease in average interest-earning assets was reduced by a 17 basis point increase in the average yield earned on interest-earning assets. Interest expense decreased $669 thousand due to a decrease in average interest-bearing liabilities. The affect of the decrease in average interest-bearing liabilities was offset by a modest increase in the average yield paid on interest-bearing liabilities of five basis points.

The decrease in net interest income for the nine-month period was attributable to decreases in both interest-earning assets and net interest margin. Interest income decreased $11.7 million due to a decrease in average interest-earning assets and a 23 basis point decrease in the average yield earned on interest-earning assets. Interest expense decreased $4.3 million from the nine month period ended September 30, 2003, due to a decrease in average interest-bearing liabilities and a decrease in average yield paid on interest-bearing liabilities of 15 basis points.

Average interest-earning assets for the three and nine-month periods ended September 30, 2004 decreased $231.2 million or 7.5% and $154.7 million or 5.1% over the comparable periods in 2003, respectively. These decreases were primarily impacted by a decrease in average loans held for sale which decreased $606.8 million and $573.6 million for the three and nine-month periods ended September 30, 2004, respectively. Average loans held for sale for these periods included $613.4 million and $578.2 million, respectively, related to the mortgage warehouse we financed for our mortgage-banking operation. On September 30, 2003, we completed the sale of our mortgage-banking operations and Sterling Bank lost the benefit of the mortgage warehouse shortly after completing the sale when the buyer decided to pay off this credit facility.

In the fourth quarter of 2003, continuing through the second quarter of 2004, we increased the size of the investment portfolio for balance sheet liquidity purposes and to replace a portion of the earning assets of the mortgage-banking operation. On average, the securities portfolio for the three and nine month periods ended September 30, 2004 was higher by $266.2 million or 87.9% and $264.4 million or 86.4%, respectively, as compared with the same periods in 2003. Overall, the average yields on these securities are less than the yield previously earned on the mortgage warehouse credit facility. During the second quarter of 2004, we sold our holdings in lower yielding U.S. Treasury securities. These funds were redeployed into higher earning mortgage-backed securities during the third quarter of 2004.

Average interest-bearing liabilities for the three and nine month periods ended September 30, 2004 decreased $236.5 million or 10.7% and $178.0 million or 8.2%, respectively, from the same periods in 2003. The average balance of other borrowed funds and notes payable decreased $274.6 million or 50.4% and $242.4 million or 49.9% for the three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. We repaid certain borrowings and notes payable after the sale of our mortgage-banking operations.

Our net interest margin for the three-month period ended September 30, 2004 was 4.75% compared to 4.58% for the same period in 2003, an increase of 17 basis points. The increase in net interest margin was primarily due to the yield on interest-earning assets responding to the changes in the investment portfolio noted above and the recent interest rate increases.

For the nine-month period ended September 30, 2004, our net interest margin was 4.63% compared to 4.72% for the same period in 2003. This decrease was due to the payoff of the higher yielding mortgage warehouse credit facility and declines in market interest rates that occurred prior to 2004.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest yields/rates are included below. No tax equivalent adjustments were made (dollars in thousands).

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans held for sale (1)	$14,356	$304	8.43%	$621,113	$8,240	5.26%
Loans held for investment (1):
Taxable	2,158,193	34,268	6.32%	2,029,679	32,086	6.27%
Non-taxable	3,953	63	6.34%	4,400	70	6.31%
Securities:
Taxable	520,018	5,560	4.25%	254,234	2,162	3.37%
Non-taxable	49,108	520	4.21%	48,706	529	4.31%
Trading assets	113,252	1,084	3.81%	126,349	857	2.69%
Federal funds sold	6,980	25	1.43%	12,722	27	0.84%
Deposits in financial institutions	1,471	13	3.58%	1,344	17	5.02%

Total interest-earning assets	2,867,331	41,837	5.80%	3,098,547	43,988	5.63%

Noninterest-earning assets:
Cash and due from banks	93,958			98,693
Premises and equipment, net	43,290			46,174
Other assets	161,943			189,058
Allowance for credit losses	(27,630)			(32,333)
Assets related to discontinued operations	—			36,683

Total noninterest-earning assets	271,561			338,275

Total assets	$3,138,892			$3,436,822

Interest-bearing liabilities:
Deposits:
Demand and savings	$959,840	$1,239	0.51%	$877,274	$987	0.45%
Certificates and other time	614,241	3,006	1.95%	658,217	3,461	2.09%
Other borrowed funds	270,682	1,047	1.54%	527,771	1,491	1.12%
Notes payable	—	—	—	17,553	137	3.10%
Subordinated debt	45,905	678	5.87%	46,356	589	5.04%
Junior subordinated debt	82,475	1,616	7.80%	82,475	1,590	7.65%

Total interest-bearing liabilities	1,973,143	7,586	1.53%	2,209,646	8,255	1.48%

Noninterest-bearing sources:
Demand deposits	834,566			913,403
Other liabilities	27,680			10,390
Liabilities related to discontinued operations	—			35,995

Total noninterest-bearing liabilities	862,246			959,788

Shareholders’ equity	303,503			267,388

Total liabilities and shareholders’ equity	$3,138,892			$3,436,822

Net interest income & margin		$34,251	4.75%		$35,733	4.58%

(1)	For the purpose of calculating loan yields, average loan balances included nonaccrual loans with no related interest income.

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans held for sale (1)	$11,721	$619	7.06%	$585,303	$23,844	5.45%
Loans held for investment (1):
Taxable	2,148,655	100,078	6.22%	2,000,584	97,525	6.52%
Non-taxable	4,068	195	6.40%	4,673	223	6.38%
Securities:
Taxable	525,889	15,557	3.95%	252,001	7,087	3.76%
Non-taxable	44,491	1,439	4.32%	53,940	1,773	4.39%
Trading assets	130,089	3,537	3.63%	118,323	2,590	2.93%
Federal funds sold	9,193	68	0.98%	14,311	113	1.06%
Deposits in financial institutions	1,608	44	3.68%	1,262	53	5.61%

Total interest-earning assets	2,875,714	121,537	5.65%	3,030,397	133,208	5.88%

Noninterest-earning assets:
Cash and due from banks	99,153			98,781
Premises and equipment, net	46,617			48,329
Other assets	158,753			218,002
Allowance for credit losses	(28,756)			(29,961)
Assets related to discontinued operations	—			47,600

Total noninterest-earning assets	275,767			382,751

Total assets	$3,151,481			$3,413,148

Interest-bearing liabilities:
Deposits:
Demand and savings	$945,246	$3,272	0.46%	$894,814	$3,736	0.56%
Certificates and other time	682,133	9,646	1.89%	684,051	11,514	2.25%
Other borrowed funds	243,632	2,314	1.27%	466,660	4,417	1.27%
Notes payable	—	—	—	19,343	457	3.16%
Subordinated debt	46,437	1,893	5.45%	30,620	1,305	5.70%
Junior subordinated debt	82,475	4,794	7.76%	82,475	4,787	7.76%

Total interest-bearing liabilities	1,999,923	21,919	1.46%	2,177,963	26,216	1.61%

Noninterest-bearing sources:
Demand deposits	820,672			925,580
Other liabilities	30,290			12,444
Liabilities related to discontinued operations	—			34,825

Total noninterest-bearing liabilities	850,962			972,849

Shareholders’ equity	300,596			262,336

Total liabilities and shareholders’ equity	$3,151,481			$3,413,148

Net interest income & margin		$99,618	4.63%		$106,992	4.72%

(1)	For the purpose of calculating loan yields, average loan balances included nonaccrual loans with no related interest income.

Noninterest Income - Noninterest income for the three and nine months ended September 30, 2004 and 2003, respectively, is summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Customer service fees	$3,589	$4,061	$11,198	$12,361
Net gain (loss) on trading assets	(192)	405	310	1,032
Net gain on the sale of securities	310	—	4,581	374
Net gain on the sale of banking offices	—	—	—	3,240
Bank owned life insurance	489	503	1,434	1,515
Debit card income	407	338	1,172	1,123
Other	2,192	2,171	6,094	6,196

	6,795	$7,478	$24,789	$25,841

Customer service fees for the three and nine-month periods ended September 30, 2004 decreased $472 thousand and $1.2 million, respectively, compared to the same periods in 2003. Customer service fees decreased primarily due to the sale of banking offices in 2003. These rural offices had a more retail customer base and their location and growth potential did not align with our business banking strategy. Additionally, insufficient fund fees decreased during 2004 due in part to improvements in asset quality in which certain marginal relationships exited Sterling Bank.

For the three month period ended September 30, 2004, losses on trading assets were attributable to a decline in the fair market value. Trading assets are carried at fair market value in our consolidated balance sheets. Net gain on trading assets for the nine months ended September 30, 2004 decreased $722 thousand compared to the same period in 2003. This decrease is attributable to a decrease in trading activity resulting from the current market conditions and the loss incurred in the third quarter of 2004 as previously noted.

Net gain on the sale of securities increased $310 thousand and $4.2 million for the three and nine-month periods ended September 30, 2004 compared to the same periods in 2003. These gains were the result of two separate securitization transactions which resulted in net gains totaling $5.2 million during 2004. These gains were offset by a loss of $853 thousand for the sale of lower yielding U.S. Treasury Securities during the second quarter of 2004.

The net gain on the sale of banking offices of $3.2 million for the nine-month period ended September 30, 2003 resulted from the sale of four banking offices.

Noninterest Expense - Noninterest expense for the three and nine months ended September 30, 2004 and 2003, respectively, is summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Salaries and employee benefits	$17,510	$16,583	$52,372	$49,916
Occupancy expense	3,945	3,996	11,285	11,708
Technology	1,643	1,289	4,568	3,718
Professional fees	1,333	1,317	3,790	3,300
Postage, delivery and supplies	746	831	2,437	2,636
Marketing	250	195	1,175	1,080
Core deposit intangible amortization	125	111	372	339
Net losses (gains) and carrying costs of other real estate and foreclosed property	51	(225)	53	(436)
Other	3,892	3,832	12,590	11,263

	$29,495	$27,929	$88,642	$83,524

During the second half of 2004, we have taken additional steps to reduce our overall expense base and control expenses going forward. After a thorough review by management and employees, numerous expense reduction and alignment projects were identified, including the consolidation of smaller offices, disposition of unprofitable initiatives, modification of certain perquisite benefit programs and continued reductions in staffing levels through attrition. These projects are expected to reduce our current, noninterest expense base and allow greater control of expense growth in 2005.

Salaries and employee benefits for the three and nine month periods ended September 30, 2004 increased $927 thousand or 5.6% and $2.5 million or 4.9%, compared to the same periods in 2003. These increases were primarily related to increased staffing levels, merit-based and market-driven salary increases and increases in incentive pay and profit sharing. Additionally, staffing levels increased for the operations of three branches obtained in the Plaza Bank acquisition which closed on October 31, 2003. We had 994 full-time equivalent employees at September 30, 2004 compared with 1036 at December 31, 2003 and 985 at September 30, 2003.

Technology expense increased $354 thousand or 27.5% and $850 thousand or 22.9% for the three and nine month periods ended September 30, 2004 over the comparable periods in 2003. These increases were due primarily to the costs of upgrading on the bank’s computer systems.

Professional fees increased slightly for the three-months ended September 30, 2004 compared to the same period of 2003. For the nine-month period ended September 30, 2004, professional fees increased $490 thousand or 14.8% over the same period in 2003. These increases were primarily the result of higher legal and consulting fees incurred in connection with our compliance with the Sarbanes-Oxley Act of 2002.

Other noninterest expense was $3.9 million for the three-months ended September 30, 2004, up slightly compared with the same period of 2003. For the nine-month period ended September 30, 2004, other noninterest expense increased $1.3 million or 11.8% to $12.6 million from $11.3 million at September 30, 2003. This increase was due, in part, to an impairment charge of $1.1 million in the second quarter of 2004 on one bank office building and one tract of unused land which we intend to sell.

Income Taxes – The Company recognized federal and state income tax expense on continuing operations for the three and nine months ended September 30, 2004 of $3.0 million and $8.6 million, for both the effective rates of 31.3% compared to $3.7 million and $11.5 million, for effective rates of 33.3% and 33.1%, for the three and nine months ended September 30, 2003. The effective income tax rates differed from the federal statutory rate of 35% during the comparable periods primarily because of the effect of non-taxable interest income and income on life insurance policies. The provision for income taxes related to discontinued operations for both the three and nine months ended September 30, 2003 was 55.1%. The higher provision related to discontinued operations was due to the tax election pursuant to Section 338(h)(10) of the Internal Revenue Code related to the sale of our mortgage-banking operations.

FINANCIAL CONDITION

Loans Held for Investment - The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
Commercial and industrial	$614,279	27.7%	$658,881	30.9%
Real estate:
Commercial	961,553	43.3%	829,199	38.9%
Construction and development	340,738	15.4%	327,295	15.4%
Residential mortgage	193,395	8.7%	201,948	9.5%
Consumer/other	91,859	4.1%	104,944	4.9%
Foreign loans	17,573	0.8%	8,464	0.4%

Total loans held for investment	$2,219,397	100.0%	$2,130,731	100.0%

At September 30, 2004, loans held for investment were $2.2 billion, an increase of $88.7 million or 4.2% over loans held for investment at December 31, 2003. This increase was primarily related to growth in the commercial real estate loan category. Our primary lending focus is commercial loans and owner-occupied real estate loans to local businesses. At September 30, 2004, commercial and industrial loans and commercial real estate loans were 27.7% and 43.3%, respectively of loans held for investment. During the first quarter of 2004, we sold $10.7 million of non-performing loans. Additionally, the Company has experienced higher than expected loan prepayment activity during 2004, continuing into the third quarter of 2004.

At September 30, 2004, loans held for investment were 92.8% of deposits and 68.6% of total assets. As of September 30, 2004, we had no material concentrations of loans or material foreign loans outstanding.

Loans Held for Sale - Loans held for sale were $7.0 million at September 30, 2004, as compared with $26.3 million at December 31, 2003. Loans held for sale at September 30, 2004 consisted primarily of the guaranteed portion of SBA loans we originated. Due to the timing of the sales of these loans to investors, the balance of loans in the held for sale category at any given time may be somewhat volatile.

Trading Assets – Trading assets were $123.9 million at September 30, 2004, as compared with $172.8 million at December 31, 2003, a decrease of $48.9 million or 28.3%. These assets consist primarily of the government guaranteed portion of SBA loans purchased.

Trading assets are purchased with the anticipation of sale in the near term and are carried at market value. The size of this portfolio is dependent upon the current market conditions for SBA loans.

Securities - The Company’s securities portfolio at September 30, 2004 totaled $609.8 million, as compared to $565.1 million at December 31, 2003, an increase of $44.7 million or 7.9%. As mentioned in the Net Interest Income discussion above, the Company increased the size of the investment portfolio for balance sheet liquidity purposes and to replace a portion of the earning assets related to the mortgage-banking segment which was sold in 2003. Net unrealized gains on the available-for-sale securities were $1.5 million at September 30, 2004 as compared to $1.7 million at December 31, 2003.

Deposits - The following table summarizes the Company’s deposit portfolio by type (dollars in thousands):

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
Noninterest-bearing demand	$879,125	36.7%	$834,313	34.5%
Interest-bearing demand	919,822	38.5%	929,577	38.4%
Certificates and other time deposits
Jumbo	344,560	14.4%	386,914	16.0%
Regular	202,572	8.5%	212,799	8.8%
Brokered deposits	46,104	1.9%	54,766	2.3%

Total deposits	$2,392,183	100.0%	$2,418,369	100.0%

Total deposits as of September 30, 2004 decreased $26.2 million compared to $2.4 billion at December 31, 2003. While interest-bearing deposits and certificates deposits decreased $71.0 million, noninterest-bearing deposits increased $44.8 million. The percentage of noninterest bearing deposits to total deposits as of September 30, 2004 was 36.7%.

Other Borrowed Funds – As of September 30, 2004, we had $377.8 million in other borrowed funds compared to $324.2 million at December 31, 2003, an increase of $53.6 million or 16.5%. Other borrowed funds are used to fund a portion of our lending activities. We also utilize these borrowings to meet liquidity needs. Generally, these borrowings have maturities of less than 30 days and are replaced at maturity either with additional borrowings or through increased customer deposits.

ASSET QUALITY

Risk Elements – Nonperforming assets includes restructured loans, nonaccrual loans, real estate acquired by foreclosure and other repossessed assets. Nonperforming and past-due loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses.

Nonperforming assets and potential problem loans consisted of the following (dollars in thousands):

	September 30, 2004	December 31, 2003
Nonperforming loans - nonaccrual	$12,028	$33,887
Real estate acquired by foreclosure	3,731	2,124
Other repossessed assets	552	169

Total nonperforming assets	$16,311	$36,180

Potential problem loans	$62,417	$66,482

Accruing loans past due 90 days or more	$1,195	$35

Period-end allowance for credit losses to nonperforming loans	232.45%	90.66%
Nonperforming assets to period-end loans, real estate acquired by foreclosure and other repossessed assets	0.73%	1.68%
Nonperforming loans to period-end loans	0.54%	1.57%
Nonperforming assets to period-end assets	0.50%	1.13%

At September 30, 2004, we had $16.3 million in nonperforming assets, a decrease of $19.9 million or 54.9% from $36.2 million at December 31, 2003. During the first quarter of 2004, we sold $10.7 million of nonperforming loans which resulted in an increase in charge-offs of $4.6 million. The Company had provided for the losses on these nonperforming loans during previous periods and decided to sell these loans to minimize its loss exposure.

Separately, we had three large nonperforming relationships at December 31, 2003 that were placed on nonaccrual status during the second half of 2003. These relationships individually were larger than $3 million. Two of these nonperforming relationships were returned to performing status during the first half of 2004. The third of these relationships was partially charged-off during 2004. The remainder of this relationship was paid off in the third quarter of 2004.

Accruing loans past due 90 days or more at September 30, 2004 totaled $1.2 million.

Allowance for Credit Losses - The provision for credit losses for the three and nine months ended September 30, 2004 was $2.1 million and $8.4 million as compared to $4.2 million and $14.7 million for the same periods in 2003. The decrease in provision expense for 2004 is due to the current trends in credit quality including the decrease in nonperforming loans, potential problem loans and charge-offs.

The allowance for credit losses and the related provision for credit losses were determined based on the historical credit loss experience, changes in the loan portfolio including size, mix and risk of the individual loans and current economic conditions. We continuously monitor economic conditions in our local market areas and the probable impact on borrowers, on past-due amounts, on related collateral values, on the number and size of the non-performing loans and on the resulting amount of charges-offs for the period.

Net charge-offs were $1.5 million and $11.2 million or 0.27% and 0.69% (annualized) of average loans for the three and nine month periods ended September 30, 2004. As discussed above, the nonperforming loan sale completed in the first quarter of 2004 resulted in an increase in charge-offs of $4.6 million.

Overall, the allowance for credit losses at September 30, 2004 was $28.0 million and represented 1.26% of total loans. The allowance for credit losses at September 30, 2004 was 232.4% of nonperforming loans, up favorably from 90.7% at December 31, 2003, principally because of improvements in asset quality.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Allowance for credit losses at beginning of period	$27,329	$31,574	$30,722	$27,248
Charge-offs:
Commercial, financial, and industrial	1,570	2,514	9,050	6,315
Real estate, mortgage and construction	201	1,753	3,215	4,087
Consumer	355	661	1,072	1,319

Total charge-offs	2,126	4,928	13,337	11,721

Recoveries
Commercial, financial, and industrial	568	435	1,886	1,067
Real estate, mortgage and construction	6	9	106	151
Consumer	67	110	186	260

Total recoveries	641	554	2,178	1,478

Net charge-offs	1,485	4,374	11,159	10,243
Allowance sold with divestiture		—		353
Provision for credit losses	2,115	4,150	8,396	14,698

Allowance for credit losses at end of period	$27,959	$31,350	$27,959	$31,350

Period-end allowance for credit losses to period-end loans	1.26%	1.35%	1.26%	1.35%
Net charge-offs to average loans (annualized)	0.27%	0.65%	0.69%	0.53%
Period-end allowance for credit losses to nonperforming loans	232.45%	158.43%	232.45%	158.43%

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

As mentioned, we utilize simulation models to estimate the impact on net interest income and present value of equity due to changes in interest rates under various scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking the balance sheet. The following table summarizes the simulated change over a 12-month period as of September 30, 2004 and December 31, 2003 (dollars in thousands):

Changes in Interest Rates (Basis Points)	Increase (Decrease) in
	Net Interest Income	Present Value of Equity
September 30, 2004
+200	4.38%	-6.72%
+100	2.53%	-2.90%
Base	0.00%	0.00%
-100	-3.07%	1.14%

December 31, 2003
+200	6.03%	-7.00%
+100	3.14%	-2.72%
Base	0.00%	0.00%
-100	-3.80%	0.62%

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources - At September 30, 2004, shareholders’ equity totaled $307.4 million or 9.50% of total assets, as compared to $292.6 million or 9.1% of total assets at December 31, 2003. Our risk-based capital ratios at September 30, 2004 remain above the levels designated by regulatory agencies for us to be considered as “well capitalized.” Our capital ratios at September 30, 2004 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$397,148	15.2%	$208,601	8.0%
Tier 1 capital (to risk weighted assets)	321,829	12.3%	104,300	4.0%
Tier 1 capital (to average assets)	321,829	10.4%	123,589	4.0%

Liquidity – We manage balance sheet liquidity to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders’ dividends. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. The Company’s primary source of funds is its core deposits. Core deposits exclude brokered deposits and time deposits over $100,000. Average core deposits funded 69.7% and 68.6% of total interest-earning assets for the three months and nine months ended September 30, 2004, respectively. In addition to core deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank. The bank also accepts brokered certificates of deposit. As part of our ongoing business, we regularly evaluate acquisition possibilities and similar transactions with other financial service companies. Potential acquisitions may involve the payment of cash or issuance of debt or equity securities. We believe that our liquidity position is adequate to meet our current and anticipated needs. For more information regarding liquidity, please refer to our 2003 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(a)	Exhibits:

11 —	Statement Regarding Computation of Earnings Per Share (included as Note (7) to Consolidated Financial Statements on page 12 of this Quarterly Report on Form 10-Q).

*31.1—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: November 9, 2004	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
President and
Chief Executive Officer

Date: November 9, 2004	By:	/s/ Stephen C. Raffaele
Stephen C. Raffaele Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
11 —	Statement Regarding Computation of Earnings Per Share (included as Note (7) to Consolidated Financial Statements on page 12 of this Quarterly Report on Form 10-Q).

*31.1—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.