Form 10-K
period 2004-12-31
STERLING BANCSHARES INC
filed 2005-03-09
CIK 891098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $1.00 par value
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     Yes ☑          No ☐
     The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2004, the last business day of the most recently completed second fiscal quarter, was $579,269,629 based on the closing sales price of $14.19 on such date. For purposes of this calculation, affiliates are defined as all directors and executive officers.
     As of March 3, 2005, registrant had outstanding 45,135,715 shares of Common Stock, $1.00 par value.
     Documents incorporated by reference: Portions of Sterling Bancshares, Inc.’s definitive proxy statement relating to the registrant’s 2005 Annual Meeting of Shareholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2004, are incorporated by reference into Part III of this Form 10-K.

STERLING BANCSHARES, INC.
2004 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS
      The disclosures in this item are qualified by the section entitled “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.
OVERVIEW
      For over 30 years, Sterling Bancshares, Inc. and Sterling Bank have been committed to serving small to mid-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 36 banking offices in the greater metropolitan areas of Houston, San Antonio and Dallas, Texas. These cities are the 4th, 8th and 9th largest, respectively, in the United States based on population according to the U.S. Census Bureau.
      Sterling Bancshares was incorporated under the laws of the State of Texas in 1980 and became the parent bank holding company of Sterling Bank in 1981. Sterling Bank was chartered in 1974 under the laws of the State of Texas. Our principal executive offices are located at 2550 North Loop West, Suite 600, Houston, Texas, 77092 and our telephone number is (713) 466-8300.
      In this filing, we may refer to Sterling Bancshares, Inc., on a parent-only basis, as “Sterling Bancshares” and to Sterling Bank as the “Bank”. Sterling Bancshares, the Bank and other subsidiaries of both may be collectively referred to as the “Company.”
      At December 31, 2004, we had consolidated total assets of $3.3 billion, deposits of $2.4 billion, and shareholders’ equity of $313.2 million.
      During the fourth quarter of 2003, we completed the acquisition of South Texas Capital Group, Inc., a privately held bank holding company that operated three banking offices in San Antonio, Texas under the name of Plaza Bank. Because systems consolidation efforts were still underway at the end of 2003, we had two state-banking charters (Sterling Bank and Plaza Bank). The operational integration of Plaza Bank was completed in January 2004 and we now operate these acquired offices under the name of Sterling Bank.
      On September 30, 2003, we sold our 80% interest in Sterling Capital Mortgage Company (“SCMC”). SCMC provided mortgage-banking services to consumers through 110 production offices in Texas and 15 other states. After we acquired our initial interest in 1996, SCMC grew substantially. We sold SCMC because its operations were not a part of our fundamental business strategy and its size placed us at significant risk to adverse changes in the mortgage industry caused by interest rate fluctuations. This sale has allowed us to focus on our core business strategy of providing commercial banking services to small and mid-sized owner operated businesses.
      SCMC’s operations were reported previously as the Company’s mortgage banking segment. Following the sale of SCMC, the Company operates a single segment engaged in the commercial banking business. The results of SCMC have been segregated from continuing operations and are reported as discontinued operations in the Company’s Consolidated Financial Statements.
Commercial Banking
      We provide a wide range of commercial and consumer banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; merchant credit card services; letters of credit; and cash and asset management services. In addition, we facilitate sales of brokerage, mutual fund, alternative financing and insurance products through third party vendors. Bank deposits are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

      Our primary lending focus is providing commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300 thousand to $30 million. Typically, these customers have financing requirements between $50 thousand and $4 million. The Bank’s credit range allows for greater diversity in the loan portfolio, less competition from large banks, and better pricing opportunities. At December 31, 2004, we had more than 19 thousand loans and our average loan size was approximately $123 thousand.
      Business Banking Strategy. Under our business banking strategy, we focus on offering a broad line of financial products and services for small to mid-sized businesses through full service banking offices. Each banking office is managed by senior management with extensive lending experience. These managers exercise substantial authority over credit and pricing decisions, subject to a concurrence process and loan committee approval for larger credits. This approach, coupled with continuity of service by the same staff members, enables us to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. We believe that our emphasis on local relationship banking, together with a conservative approach to lending, are important factors in our success and growth.
      The Bank offers services which extend beyond traditional banking needs through our Treasury Management, specialized lending (including energy, leasing and wholesale real estate lending) and Trust Services groups. Additionally, the Bank’s Capital Markets group is involved in secondary purchases of government guaranteed loans from originating lenders and secondary market dealers. These additional services have enabled the Bank to be a more comprehensive financial resource dedicated to helping owner operated businesses meet their financial services needs.
      We maintain a strong community orientation by, among other things, supporting the active participation of our officers and employees in local charitable, civic, school, religious and community development activities. Each banking office may also appoint selected customers to a business development board that assists in introducing prospective customers to us and in developing or improving products and services to meet customer needs. Our lending and investing activities are funded primarily by core deposits. This stable source of funding comes to us by developing broad banking relationships with customers and because our 36 banking offices offer customers a high level of convenience and service. Over one-third of our total deposits are noninterest-bearing demand deposits.
      We further facilitate customer service by centralizing certain operational and support functions that are transparent to customers. This has allowed us to improve consistency and cost efficiencies in the delivery of products and services by each banking office. Centralized functions include services such as data processing, bookkeeping, accounting and finance, loan administration, loan review, compliance, risk management and internal auditing. Credit policy and administration, strategic planning, marketing and other administrative services also are provided centrally. Our banking offices work closely with our operational and support functions to develop new products and services and to introduce enhancements to existing products and services.
Company Growth Strategy
      Our growth strategy has been concentrated on increasing our banking presence in the greater Houston, San Antonio and Dallas market areas. We have grown through a combination of internal growth, mergers and acquisitions and the opening of new banking offices. We regularly evaluate opportunities to acquire banks and other financial services companies that complement our existing business, expand our market coverage and enhance our product offerings. In late 2003, we formed a wholesale real estate funding department to diversify our loan portfolio geographically, while supplementing our growth in our niche market segment, small to medium-size businesses. This department focuses on the origination, co-origination and purchase of commercial real estate loans referred by smaller financial institutions nationwide. More than 80% of these loans have variable interest rates and amortize over twenty- or twenty-five years.

      De Novo Offices. De novo offices are new banking offices that we build or lease. Since 2000, we have opened five new banking offices, three of which are located in Houston. During 2004, we opened a loan production office in Dallas, where in December 2000 we had first expanded outside the Houston market.
      In most cases where we open a new office, we issue a separate series of convertible preferred stock to local business owners and others who are able to contribute substantially to the business development efforts of the new banking office. These preferred shares typically are convertible into common shares after three years at ratios based on deposit growth objectives of the new banking office. Refer to Note 14 to the Consolidated Financial Statements for more discussion of these preferred stock issuances. Strategically, this practice is not designed to raise capital, but rather to attract and retain the foundational relationships that allow a new office to achieve profitability in a shorter period of time.
      Mergers and Acquisitions. Acquisitions have been important to our growth. Our acquisitions since 2000 are listed in the following table:

		Total Assets at	Total Loans at	Total Deposits at
Acquired Entity	Acquisition Date	Acquisition Date	Acquisition Date	Acquisition Date

South Texas Capital Group, Inc.	October 31, 2003	$83 million	$65 million	$68 million
ENB Bankshares, Inc.	September 13, 2002	71 million	64 million	58 million
Community Bancshares, Inc.	December 17, 2001	118 million	80 million	115 million
Lone Star Bancorporation, Inc.(1)	August 23, 2001	165 million	126 million	153 million
CaminoReal Bancshares of Texas, Inc.	March 22, 2001	284 million	146 million	248 million

(1)	Accounted for using the pooling-of-interests method.
      Refer to Note 2 to the Consolidated Financial Statements for more information regarding recent mergers and acquisitions. We continue to seek acquisitions and new office opportunities as they become available and prove to be aligned with our business banking philosophy.
      Strategic Divestitures of Banking Offices. During 2004, we closed one banking office and merged its operations into another location. We retained substantially all of the loans and deposits associated with this location. The bank building and related fixtures for this location were sold for a pre-tax loss of $27 thousand.
      During 2003, we sold five rural banking offices that were not consistent with our focus on large urban centers with greater concentrations of owner operated businesses. These banking offices were acquired as parts of previous acquisitions and included the banking offices in Eagle Pass, Pearsall, Crystal City, Carrizo Springs, and Highlands, Texas. In the aggregate, assets of $37.8 million, loans of $34.0 million and deposits of $150.9 million were sold in three transactions for an aggregate pre-tax net gain of $3.5 million.
Competition
      The financial services industry is highly competitive. Also, there are a number of new banking competitors who have entered, or greatly expanded their presence in Texas — particularly in the Houston, San Antonio and Dallas markets in which we operate. We experience significant competition in attracting and retaining deposits and making loans, as well as in providing other financial services in each of our market areas. Product pricing, customer convenience and service capabilities, and breadth of product lines are significant competitive factors. We also experience significant competition in attracting, developing and retaining qualified banking professionals.
      Our most direct competition for loans comes from other banks. Our most direct competition for deposits comes from other banks, savings institutions and credit unions doing business in our market areas. As with all banking organizations, we have also experienced competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives offered within and outside of our primary market areas. Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial products and services, in particular on the retail side of our business.

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
      Gramm-Leach-Bliley. The Gramm-Leach-Bliley (“G-L-B”) Act, which became effective in 2000, authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and state banks, if permitted by state law, to engage in a variety of new financial activities. Bank holding companies may also elect to become financial holding companies if they meet certain requirements relating to capitalization and management and have filed a declaration with the Federal Reserve Board electing to be a financial holding company. Among the new activities that are permitted by bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities.
      We have not filed an election to be a financial holding company. The G-L-B Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act has resulted in significant consolidation in the financial industry which has increased competition from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than we do.
      USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. Its impact is significant and wide-ranging. The regulations adopted by the U.S. Department of Treasury require financial institutions to maintain policies, procedures and controls designed to address, any or all of the following matters: money laundering; suspicious activities and currency transaction reporting; and currency crimes. We maintain policies and procedures designed to comply with the USA PATRIOT Act requirements.
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
      Capital Adequacy Requirements. The Federal Reserve Board monitors the capital adequacy of bank holding companies and has adopted a system using risk-based capital adequacy guidelines to evaluate their capital adequacy. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. Certain off-balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. In addition, the guidelines define each of the capital components. Total capital is defined as the sum of “core capital elements” (“Tier 1”) and “supplemental capital elements” (“Tier 2”), with “Tier 2” being limited to 100% of “Tier 1.” For bank holding companies, “Tier 1” capital includes, with certain restrictions, common shareholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and related surplus, and a limited amount of cumulative perpetual stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. “Tier 2” capital includes, with certain limitations, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt, and allowances for credit losses, less certain required deductions. The guidelines require Sterling Bancshares to maintain a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% is required to be comprised of “Tier 1” capital elements).
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
      For information regarding the capital ratios of Sterling Bancshares see the discussion under the section captioned “Capital Resources” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 — Regulatory Matters in the Notes to the Consolidated Financial Statements included in this report.
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
      Acquisitions by Bank Holding Companies. The BHCA requires a bank holding company to obtain the prior approval of the Federal Reserve Board before it acquires all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions, the Federal Reserve Board considers the financial and managerial resources and future prospects of the bank holding company and the banks concerned the convenience and needs of the communities to be served, and various competitive factors. The Attorney General of the United States may, within 30 days after approval of an acquisition by the Federal Reserve Board, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.
      Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) and the regulations promulgated by the FDIC to implement CRA are intended to ensure that banks meet the credit needs of their service area, including low and moderate income communities and individuals, consistent with safe and sound banking practices. The CRA regulations also require the banking regulatory authorities to evaluate a bank’s record in meeting the needs of its service area when considering applications to establish new offices or consummate any merger or acquisition transaction. Under FIRREA, the federal banking agencies are required to rate each insured institution’s performance under CRA and to make such information publicly available. In the case of an acquisition by a bank holding company, the CRA performance records of the banks involved in the transaction are reviewed as part of the processing of the acquisition application. A CRA rating other than ‘outstanding’ or ‘satisfactory’ can substantially delay or block a transaction. Based upon our most recent CRA examination the Bank has a satisfactory CRA rating.
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
      The Sarbanes-Oxley Act addresses, among other matters:

•	audit committees for all listed companies;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement due to material noncompliance of the issuer or misconduct;

•	a prohibition on insider trading during pension plan black-out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers except for financial institutions;

•	expedited filing requirements for Form 4’s;

•	disclosure of a code of ethics, if applicable, and filing a Form 8-K for a change or waiver of such code;

•	accelerated filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	increased criminal penalties for violations of securities laws.
Sterling Bank
      Sterling Bank is a Texas-chartered banking association and its deposits are insured, up to applicable limits, by the Bank Insurance Fund of the FDIC. The Bank is subject to supervision and regulation by both the Texas Department of Banking and the FDIC and may be subject to special restrictions, supervisory requirements and potential enforcement actions. The Bank is not a member of the Federal Reserve System; however, the Federal Reserve Board also has supervisory authority that indirectly affects the Bank. The Bank is a member of the Federal Home Loan Bank and, therefore, is subject also to compliance with its requirements.
      Permissible Activities for State-Chartered Institutions. The Texas Constitution provides that a Texas-chartered bank has the same rights and privileges that are granted to national banks domiciled in Texas. However, FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Bank Insurance Fund (“BIF”).
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
      Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking affiliates, including Sterling Bancshares, are subject to Section 23A of the Federal Reserve Act and Regulation W promulgated thereunder. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to ten percent (10%) of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral.
      Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that covered and other transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at that time for comparable transactions with or involving other non-affiliated persons.
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
      Capital Adequacy Requirements. The Bank is subject to capital adequacy requirements promulgated by the FDIC and the Texas Department of Banking. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.
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

      Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital ratio for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth). A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. The Company believes that as of December 31, 2004, the Bank was “well capitalized” based on the guidelines and ratios for purposes of the FDIC’s prompt corrective action regulations.
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
      For information regarding the capital ratios of the Bank see the discussion under the section captioned “Capital Resources” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 — Regulatory Matters in the Notes to the Consolidated Financial Statements included in this report.
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
      Restrictions on Subsidiary Banks. Dividends paid by the Bank provided substantially all of Sterling Bancshares’ cash flow during 2004 and will continue to do so in the foreseeable future. Under federal law, a bank may not pay a dividend that results in an “undercapitalized” situation. At December 31, 2004, there was an aggregate of approximately $44.2 million available for the payment of dividends by the Bank to Sterling Bancshares.
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

      The Texas Banking Commissioner also conducts examinations annually, unless additional examinations are deemed necessary to safeguard the interests of shareholders, depositors and creditors. The Commissioner may accept the results of a federal examination in lieu of conducting an independent examination. However, since the Bank’s total assets exceed $1 billion, the FDIC and the Texas Department of Banking conduct a joint examination on an annual basis.
      Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by an independent registered public accounting firm to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. In addition, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the independent registered public accounting firm regarding the statements of management relating to the internal controls must be submitted. For certain institutions with total assets of more than $3 billion, an independent registered public accounting firm may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting solely of outside directors. Committees must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers. Our audit committee is comprised solely of outside directors with at least one certified public accountant designated as a financial expert.
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
      Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and earnings cannot be predicted.

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
Employees
      The Company had 961 full time equivalent employees as of December 31, 2004. None of our employees are represented by collective bargaining agreements and the Company considers its employee relations to be good. In January 2005, Sterling Bancshares was named for the third consecutive year as one of the top 100 companies to work for in America by Fortune magazine.
Available Information
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

ITEM 2.	PROPERTIES
      Our principal executive offices are located at 2550 North Loop West, Suite 600, Houston, Texas, 77092, in space leased by the Company. In addition to our principal office, we operate the following locations:

	Owned	Leased	Total

Banking offices in the Houston metropolitan area	14	11	25
Banking offices in the San Antonio metropolitan area	4	4	8
Banking offices in the Dallas metropolitan area	—	3	3
Loan production office	—	1	1
Central department offices	1	2	3

Total	19	21	40

      The Company has options to renew leases at most locations.

ITEM 3.	LEGAL PROCEEDINGS
      From time to time, the Company is a party to various legal proceedings incident to its business. Currently, neither Sterling Bancshares nor any of its subsidiaries is involved in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK MARKET PRICES AND DIVIDENDS
      Our stock trades through The Nasdaq National Market under the symbol “SBIB.” The following table sets forth the high and low closing stock prices of Sterling Bancshares’ common stock and the dividends paid thereon for each quarter of the last two years.

	Sales Price
	Per Share

	High	Low	Dividend

2004
First quarter	$14.22	$11.92	$0.050
Second quarter	14.19	12.17	0.050
Third quarter	14.00	12.30	0.050
Fourth quarter	15.00	13.02	0.050
2003
First quarter	$12.89	$11.44	$0.045
Second quarter	13.14	11.28	0.045
Third quarter	14.00	11.30	0.045
Fourth quarter	13.73	11.12	0.045
      On January 31, 2005, the Board of Directors declared a quarterly cash dividend of $0.06 per share payable on February 26, 2005, to shareholders of record on February 12, 2005. We intend to continue to pay a dividend at a minimum rate of $0.06 per share quarterly throughout 2005. We are not able to predict whether we will continue to pay cash dividends on our common stock in the future or the amount or frequency of any such dividend. The payment of future dividends is dependent on our future earnings, capital requirements and financial condition.
      For information on the ability of the Bank to pay dividends and make loans to Sterling Bancshares, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity” and Note 18 to the Consolidated Financial Statements.
      As of March 7, 2005, the Company estimates that there were 1,044 shareholders of record of common stock. The number of beneficial shareholders is unknown to the Company at this time.
RECENT SALES OF UNREGISTERED SECURITIES
      As of November 7, 2004, the Company issued an aggregate of 20,000 shares of our common stock upon the conversion of 20,000 shares of Series I Convertible Preferred Stock. The holders of the Series I Convertible Preferred Stock previously acquired such shares from the Company in a private transaction in

2002. No additional consideration was due from or paid by the holders of the Series I Convertible Preferred Stock. The common shares issued upon such conversion were not registered under the Securities Act of 1933 because the exchange of the Series I Convertible Preferred Stock for the shares of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereunder.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
      The following selected consolidated financial data is derived from the Company’s audited Consolidated Financial Statements. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.
      During the periods indicated, we completed five acquisitions of bank holding companies and/or banks. With respect to one acquisition completed during the reported periods which was accounted for using the “pooling of interest” method, all financial data has been restated to include the acquired entity’s balance sheet data and historical results of operation. On September 30, 2003, we sold our 80% interest in SCMC. Accordingly, the operating results of SCMC are now reported together with the net gain realized on the sale as discontinued operations. Please read “Risk Factors” beginning on page 39 for a discussion of material uncertainties which might cause the selected consolidated financial data not to be indicative of our future financial conditions or results of operations.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars and shares in thousands, except for per share amounts)
INCOME STATEMENT DATA:
Net interest income	$135,384	$138,235	$140,998	$117,690	$100,951
Provision for credit losses	12,250	17,698	11,700	11,684	9,668
Noninterest income	30,922	33,270	29,792	24,791	19,926
Noninterest expense	119,609	111,416	110,190	99,359	76,115
Income from continuing operations before income taxes	34,447	42,391	48,900	31,438	35,094
Income from continuing operations	24,963	28,354	33,183	21,308	24,534
Income from discontinued operations	—	20,756	3,368	9,093	3,006
Net income	24,963	49,110	36,551	30,401	27,540
BALANCE SHEET DATA (at period-end):
Total assets	$3,336,070	$3,206,880	$3,585,220	$2,779,868	$2,078,103
Total loans	2,344,977	2,157,039	2,644,862	1,928,293	1,484,990
Allowance for credit losses	30,232	30,722	27,248	22,927	16,862
Total securities	658,118	565,093	313,054	329,416	295,392
Trading assets	36,720	172,825	142,803	118,511	—
Total deposits	2,443,967	2,418,369	2,673,072	2,268,980	1,718,822
Short-term borrowings	420,575	324,160	509,590	180,298	140,364
Notes payable	—	—	21,430	20,879	1,600
Subordinated debt	47,162	46,533	—	—	—
Junior subordinated debt	82,475	82,475	82,475	59,278	29,639
Shareholders’ equity	313,172	292,596	249,327	217,369	166,825
COMMON SHARE DATA:
Earnings per share from continuing operations(1)
Basic	$0.56	$0.64	$0.76	$0.51	$0.59
Diluted	0.55	0.64	0.74	0.50	0.58
Earnings per share from discontinued operations(1)
Basic	—	0.47	0.08	0.22	0.07
Diluted	—	0.46	0.08	0.21	0.07
Earnings per share(1)
Basic	0.56	1.11	0.83	0.72	0.66
Diluted	0.55	1.10	0.82	0.71	0.65

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars and shares in thousands, except for per share amounts)
Shares used in computing earnings per common share
Basic	44,839	44,180	43,872	42,180	41,596
Diluted	45,278	44,648	44,756	43,044	42,212
End of period common shares outstanding	45,068	44,642	43,983	43,770	41,728
Book value per common share at period-end
Total	6.95	6.55	5.65	4.96	3.98
Tangible	5.52	5.09	4.34	3.77	3.96
Cash dividends paid per common share	0.20	0.18	0.16	0.15	0.13
Common Stock dividend payout ratio	35.91%	16.19%	19.21%	19.41%	18.99%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity
Total	8.23%	18.18%	15.48%	16.62%	17.94%
Continuing	8.23%	10.50%	14.06%	11.65%	15.98%
Return on average assets
Total	0.78%	1.48%	1.21%	1.24%	1.32%
Continuing	0.78%	0.86%	1.10%	0.87%	1.17%
Net interest margin	4.65%	4.68%	5.32%	5.46%	5.39%
Efficiency ratio	71.92%	64.96%	64.52%	69.73%	62.97%
Full-time equivalent employees	961	1,036	1,065	1,014	743
Number of banking offices	36	37	40	38	24
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	89.32%	99.91%	92.74%	84.28%	83.34%
Period-end shareholders’ equity to total assets	9.39%	9.12%	6.95%	7.82%	8.03%
Average shareholders’ equity to average assets	9.52%	8.16%	7.83%	7.49%	7.40%
Period-end tangible capital to total tangible assets	7.61%	7.24%	6.04%	8.52%	7.98%
Tier 1 capital to risk weighted assets	11.78%	12.30%	8.41%	9.64%	10.51%
Total capital to risk weighted assets	14.55%	15.40%	9.29%	10.66%	11.26%
Tier 1 leverage ratio (Tier 1 capital to total average assets)	10.15%	10.38%	7.81%	8.40%	9.10%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.29%	1.42%	1.03%	1.19%	1.14%
Net charge-offs to average loans	0.58%	0.60%	0.37%	0.49%	0.51%
Period-end allowance for credit losses to nonperforming loans	146.72%	90.66%	138.64%	161.51%	175.74%
Nonperforming assets to period-end loans and foreclosed assets	0.95%	1.68%	0.87%	0.85%	0.77%
Nonperforming loans to period-end loans	0.88%	1.57%	0.74%	0.74%	0.65%
Nonperforming assets to period-end assets	0.67%	1.13%	0.64%	0.58%	0.55%

(1)	The calculation of diluted earning per share excludes 218,895, 620,431, 267,458, 295,616 and 278,553 shares issuable upon options for year 2004, 2003, 2002, 2001 and 2000, respectively, which were antidilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K, other periodic reports filed by us under the Exchange Act, and other written or oral statements made by or on behalf of the Company contain certain statements relating to future events and our future results which constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are typically identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”

      Forward-looking statements reflect our expectation or predictions of future conditions, events or results based upon information currently available and involve risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the following:

•	general business and economic conditions in the markets we serve may be less favorable than anticipated which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults;

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.
      Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events, such as market deterioration that adversely affects credit quality and asset values.
OVERVIEW
      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” analyzes major elements of our Consolidated Financial Statements and provides insight into important areas of management’s focus. This introduction highlights selected information in this report and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report. This section should also be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this report.
      Our success is highly dependent on economic conditions and market interest rates. Because we operate primarily in Houston, and to a lesser extent, in the Dallas and San Antonio metropolitan areas, the local economic conditions of these areas are particularly important. The Houston and Texas economies continued to improve during 2004 and we remain fairly optimistic that our internal growth and related credit quality should steadily improve going forward. We are seeing improved results in our customer’s financial condition, including increases in their backlogs and improved liquidity and profitability in their financial statements. In addition, local economists are predicting that job growth in key sectors such as energy and manufacturing should increase in Houston during 2005.
      During the first half of 2004, we undertook a significant effort related to improving asset quality. With subsequent overall asset quality improvements, we were able to further focus our efforts toward loan growth, the further development of our new and existing customer base, as well as the redeployment of our capital in the second half of 2004.
      During 2004, we implemented an expense management initiative whereby numerous expense reduction and alignment projects were identified including the consolidation of smaller offices, disposition of unprofitable initiatives, modification of certain perquisite benefit programs and continued reductions of staffing levels through attrition. These projects are expected to reduce our non-interest expense base and allow for greater control of expense growth in 2005. As part of this initiative, we terminated two consulting contracts and closed one unprofitable banking facility. These combined two initiatives are expected to save approximately $1.4 million annually beginning in 2005.
      We realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Each of these financial instruments reacts differently to interest rates. During 2004, the Federal Reserve Bank increased overnight interest rates a total of 125 basis points beginning in June 2004. Prior to these increases, interest rates were near 40-year lows. While we are impacted significantly by the size and timing of short-term rate increases, as well as the shape of the yield curve and other competitive factors, our balance sheet is generally positioned to benefit from a rising interest rate environment.
      There are several factors impacting comparisons of our financial statements for 2004 to earlier years. These factors should be kept in mind when considering our future prospects as well:

•	Sale of SCMC

•	Divestitures of banking offices

•	Acquisition of Plaza Bank
      During 2003 and 2004, we made several decisions designed to more clearly align our operations with our long term vision and strategy. In 2003 we made the strategic decision to divest of SCMC in order to better position us to focus our efforts on the commercial banking needs of small to mid-sized businesses. We have used the net proceeds of the sale to support our ongoing internal growth. SCMC’s operations were reported previously as the Company’s mortgage-banking segment; which is reported together with the net gain on sale as discontinued operations. Other areas of our financial statements affected by the sale of SCMC are not as easily highlighted. As a banking operation, the Bank benefited by providing SCMC with a warehouse line of credit which financed mortgage loans held for sale. Additionally, SCMC maintained operating and escrow deposits with the Bank reducing the Bank’s other borrowing needs. Due to decisions made by the buyer of SCMC, the Bank lost the benefit of these loans and deposit balances shortly after completing the sale of SCMC in September 2003.
      In 2004, we closed one of our banking offices and merged its operations into another location. We retained substantially all of the loans and deposits associated with this location. In 2003, we sold five banking offices acquired as part of previous acquisitions. These five banking offices were located in Eagle Pass, Pearsall, Crystal City, Carrizo Springs and Highlands, Texas and were sold because their operations and growth potential did not align with our business banking strategy of serving small and mid-sized businesses in the major metropolitan areas.
      Finally, acquisitions we made will not only affect comparisons with previous periods, but also our future prospects. During the fourth quarter of 2003, we completed the acquisition of South Texas Capital Group, Inc. of San Antonio and its subsidiary bank, Plaza Bank.
CRITICAL ACCOUNTING POLICIES
      An understanding of our accounting policies is important to an understanding of our reported results. Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements in this annual report.
      Allowance for credit losses — The allowance for credit losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control. Please refer to the subsequent discussion of “Allowance for Credit Losses” below as well as in Note 1 to the Consolidated Financial Statements for additional insight into management’s approach and methodology in estimating the allowance for credit losses.
      Stock-based Compensation — We account for stock-based employee compensation plans using the intrinsic value-based method. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award. We make pro-forma disclosures of net income and earnings per share assuming the fair value-based accounting method in Note 1 to the Consolidated Financial Statements.
      We expect to adopt the provisions of SFAS No. 123R “Share-Based Payment (Revised 2004),” on July 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using the intrinsic value-based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant. SFAS 123R is effective on July 1, 2005. SFAS 123R will require that management make assumptions related to our stock price volatility and employee turnover that are utilized to measure compensation expense.
RESULTS OF OPERATIONS
Performance Summary
      Net income for the year ended December 31, 2004 was $25.0 million, or $0.55 per diluted share, compared with $49.1 million, or $1.10 per diluted share earned for 2003 and $36.6 million, or $0.82 per diluted share earned for 2002. Income from continuing operations was equal to reported net income in 2004, while income from continuing operations totaled $28.4 million, or $0.64 per diluted share for 2003 and $33.2 million, or $0.74 per diluted share for 2002.
      Net income for 2003 and 2002 included discontinued operations related to the sale of SCMC which was sold in 2003. Income from continuing operations for 2004 decreased $3.4 million compared to 2003. This decrease was primarily due to decreases during 2004 in both net interest income and other income of $2.8 million and $2.3 million, respectively, and an increase in total noninterest expense of $8.2 million. These changes were offset by a decrease in the provision for credit losses of $5.4 million and lower provision for income taxes of $4.6 million. Net income for 2004 included total after-tax net gains on the sales of securities of $3.2 million, or $0.07 per diluted share, impairment charges on certain bank assets totaling $2.3 million, or $0.05 per diluted share, net of taxes and contract termination charges of $764 thousand, or $0.02 per diluted share, net of taxes. We also reduced income tax expense during 2004 by $1.2 million, or $0.03 per diluted share as a result of the expiration of previous tax contingencies and refunds received.
      Income from continuing operations for the 2003 period included after-tax net gains on the sales of rural banking offices of $2.3 million, or $0.05 per diluted share. Income from continuing operations for 2003 decreased $4.8 million compared to 2002. This decrease was primarily due to decreases in net interest income of $2.8 million, an increase in the provision for credit losses of $6.0 million, offset by an increase in noninterest income of $3.5 million due primarily to the gain on sales of rural banking offices discussed above.

      Two commonly used industry measures of a banking institution’s performance are return on average assets and return on average common equity. Return on average assets (“ROA”) measures net income in relation to average total assets and is an indicator of a company’s ability to employ its resources profitably. For 2004, our ROA (from continuing operations) was 0.78%, as compared to 0.86% and 1.10% for 2003 and 2002, respectively.
      Return on average common equity (“ROE”) measures net income in relation to average common equity and is an indicator of a company’s return to its owners. For 2004, our ROE (from continuing operations) was 8.23% compared to 10.50% and 14.06% for 2003 and 2002, respectively.
Net Interest Income
      Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and borrowings. Net interest income is our principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.
      The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. During the fourth quarter of 2002, the Federal Reserve Board decreased overnight interest rates by 50 basis points from 1.75% to 1.25%. During the second quarter of 2003, overnight interest rates decreased an additional 25 basis points to 1.00%. During this period, market interest rates were near 40-year lows. This extended period of declining and then low interest rates negatively impacted our net interest margin and net interest income during these periods.
      Beginning in June 2004 the Federal Reserve Board began increasing overnight interest rates for a combined increase of 125 basis points to a Fed Funds target rate of 2.25% at December 31, 2004. Since our balance sheet is asset sensitive, our interest-earning assets generally reprice more quickly than the interest-bearing liabilities. Our net interest margin began to improve during the second half of 2004 following these increases in interest rates.
      Net interest income for 2004 was $135.4 million, down $2.9 million or 2.1% from $138.2 million for 2003. Interest income decreased $5.3 million due to a decrease in average interest-earning assets and a nine basis point decrease in the average yield earned on interest-earning assets. This was partially offset by a decrease in interest expense of $2.4 million compared to 2003, resulting from a decrease in average interest-bearing liabilities and a decrease in average yield paid on interest-bearing liabilities of six basis points. Net interest income and margin were primarily impacted by the sale of SCMC and the changes in interest rates as discussed above. During 2003, net interest income decreased $2.8 million or 2.0% from $141.0 million earned for 2002. This decrease was primarily attributable to the decrease in yields on loans, securities and deposits due to decreases in interest rates discussed above offset by increases in volumes.
      Average interest-earning assets decreased $44.4 million or 1.5% in 2004 compared to 2003. The average yield earned on interest-earning assets decreased nine basis points in 2004 compared to 2003. These decreases resulted in part from a decrease in average loans held for sale of $431.0 million compared to 2003. Average loans held for sale for 2003 included $432.7 million related to the mortgage warehouse we financed for our mortgage-banking operation. On September 30, 2003, we completed the sale of our mortgage-banking operations and we lost the benefit of the mortgage warehouse shortly after completing the sale when the buyer decided to pay off this credit facility. The decrease in interest income resulting from lower loan volumes was offset somewhat by additional investments in investment securities with lower yields than that of the mortgage warehouse.
      Average interest-earning assets increased $307.0 million or 11.6% during 2003 compared to 2002. These increases were primarily due to growth in loans held for investment which increased on average $233.6 million and an increase in average investments on securities of $36.2 million. The average yield on interest-earning assets decreased 95 basis points from 6.75% in 2002 to 5.80% in 2003 due to combined overnight interest rate reductions of 75 basis points during 2002 and 2003 as discussed above.
      Beginning in the fourth quarter of 2003 and continuing throughout 2004, we increased the size of the investment portfolio for balance sheet liquidity purposes and to replace a portion of the earning assets related to our mortgage-banking operation. On average, the securities portfolio was higher by $240.8 million or 69.9% for 2004 compared to 2003 and $36.2 million or 11.7% for 2003 as compared with 2002. As mentioned above, the average yields on these securities were less than the yield previously earned on the mortgage warehouse credit facility. During the second quarter of 2004, we sold our lower yielding U.S. Treasury securities. These funds were redeployed into higher yielding mortgage-backed securities with a profile similar to those in the existing investment portfolio during the third quarter of 2004.
      Average interest-bearing liabilities for 2004 were $2.0 billion, a decrease of $70.9 million or 3.4% compared to 2003. The average balance of short-term borrowings and notes payable decreased $136.2 million or 33.1% compared to 2003. We repaid certain borrowings and notes payable immediately after the sale of our mortgage-banking operations in 2003. Average interest-bearing liabilities for 2003 were $2.1 billion, an increase of $190.0 million or 10.0% compared to 2002. The cost of interest-bearing liabilities decreased six basis points from 1.58% for 2003 to 1.52% for 2004 and 41 basis points during 2003 compared to 1.99% for 2002. The decrease in the average cost of interest-bearing deposits for both periods was due primarily to decreases in market interest rates mentioned above. The decrease in the average cost of interest-bearing liabilities helped offset the impact of declining yields on interest-earning assets. Competitive pressures often limit our ability to reduce rates on deposits by the same amount as that of loans during periods of declining rates.
      Our net interest margin was 4.65% for 2004 compared to 4.68% for 2003 and 5.32% for 2002. The decrease of three basis points from 2004 to 2003 was primarily attributable to the payoff of the higher yielding mortgage warehouse credit facility and declines in market interest rates that occurred prior to 2004. These declines were partially offset by increases in overnight interest rates during the last half of 2004. Overall, the net interest margin decreased 64 basis points from 2003 to 2002.
      Certain average balances, together with the total dollar amounts of interest income and expense and the average interest yield/rates are included below. No tax equivalent or day count adjustments were made (dollars in thousands):

	Year Ended December 31,

	2004			2003			2002

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans held for sale(1)	$10,340	$727	7.03%	$441,377	$23,965	5.43%	$407,055	$27,660	6.80%
Loans held for investment(1):
Taxable	2,176,445	137,039	6.30%	2,019,903	130,102	6.44%	1,785,490	128,935	7.22%
Non-taxable	4,021	257	6.39%	4,558	291	6.38%	5,330	307	5.76%
Securities:
Taxable	536,793	21,307	3.97%	293,198	10,947	3.73%	242,004	13,957	5.77%
Non-taxable	48,791	2,042	4.19%	51,560	2,266	4.39%	66,509	2,890	4.35%
Trading assets	124,272	4,569	3.68%	125,722	3,567	2.84%	114,752	4,540	3.96%
Federal funds sold	8,728	101	1.16%	17,763	176	0.99%	25,326	463	1.83%
Deposits in financial institutions	1,672	55	3.28%	1,392	69	4.96%	1,960	106	5.41%

Total interest-earning assets	2,911,062	166,097	5.71%	2,955,473	171,383	5.80%	2,648,426	178,858	6.75%

	Year Ended December 31,

	2004			2003			2002

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Noninterest earning assets:
Cash and due from banks	100,292			99,902			97,404
Premises and equipment, net	45,284			48,163			51,879
Other assets	162,289			204,690			205,660
Allowance for credit losses	(28,879)			(30,584)			(25,056)
Assets related to discontinued operations	—			35,636			44,315

Total noninterest earning assets	278,986			357,807			374,202

Total assets	$3,190,048			$3,313,280			$3,022,628

Interest-bearing liabilities:
Deposits:
Demand and savings	$961,059	$4,785	0.50%	$898,377	$4,752	0.53%	$887,544	$8,541	0.96%
Certificates and other time	655,488	12,694	1.94%	664,923	14,608	2.20%	638,048	17,479	2.74%
Short-term borrowings	275,045	4,163	1.51%	392,548	4,921	1.25%	284,965	4,946	1.74%
Notes payable	—	—	—	18,667	585	3.13%	20,985	797	3.80%
Subordinated debt	46,647	2,640	5.66%	34,649	1,903	5.49%	—	—	—
Junior subordinated debt	82,475	6,431	7.80%	82,475	6,379	7.73%	70,087	6,097	8.70%

Total interest-bearing liabilities	2,020,714	30,713	1.52%	2,091,639	33,148	1.58%	1,901,629	37,860	1.99%
Noninterest-bearing liabilities:
Demand deposits	836,258			904,711			844,401
Other liabilities	29,452			21,167			15,355
Liabilities related to discontinued operations	—			25,342			24,574

Total noninterest-bearing liabilities	865,710			951,220			884,330
Shareholders’ equity	303,624			270,421			236,669

Total liabilities and shareholders’ equity	$3,190,048			$3,313,280			$3,022,628

Net interest income and margin(2)		$135,384	4.65%		$138,235	4.68%		$140,998	5.32%

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(2)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

     The following rate/volume analysis shows the portions of the net change in interest income and expense due to changes in volume or rate. The changes in interest income due to both rate and volume in the analysis have been allocated proportionately to the volume or rate changes (in thousands):

	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:
Loans held for sale	$(28,680)	$5,442	$(23,238)	$2,332	$(6,027)	$(3,695)
Loans held for investment:
Taxable	9,894	(2,957)	6,937	16,928	(15,761)	1,167
Non-taxable	(34)	—	(34)	(44)	28	(16)
Securities:
Taxable	9,629	731	10,360	2,952	(5,962)	(3,010)
Non-taxable	(119)	(105)	(224)	(650)	26	(624)
Trading assets	(42)	1,044	1,002	434	(1,407)	(973)
Federal funds sold	(100)	25	(75)	(138)	(149)	(287)
Deposits in financial institutions	12	(26)	(14)	(31)	(6)	(37)

Total interest income	(9,440)	4,154	(5,286)	21,783	(29,258)	(7,475)

Interest-bearing liabilities:
Deposits:
Demand and savings	320	(287)	33	104	(3,893)	(3,789)
Certificates and other time	(278)	(1,636)	(1,914)	736	(3,607)	(2,871)
Short-term borrowings	(1,650)	892	(758)	1,867	(1,892)	(25)
Notes payable	(585)	—	(585)	(88)	(124)	(212)
Subordinated debt	678	59	737	1,903	—	1,903
Junior subordinated debt	—	52	52	—	282	282

Total interest expense	(1,515)	(920)	(2,435)	4,522	(9,234)	(4,712)

Net interest income	$(7,925)	$5,074	$(2,851)	$17,261	$(20,024)	$(2,763)

Noninterest Income
      Noninterest income consisted of the following (in thousands):

	2004	2003	2002

Customer service fees	$14,536	$16,214	$16,893
Net gain (loss) on the sale of banking offices	(27)	3,517	—
Bank-owned life insurance income	2,017	2,010	2,084
Debit card fees	1,588	1,451	1,327
Net gain (loss) on trading assets	(452)	1,186	1,018
Net gain on the sale of securities	4,941	905	110
Other	8,319	7,987	8,360

Total	$30,922	$33,270	$29,792

      Customer service fees for 2004 decreased $1.7 million or 10.3% compared to 2003 while customer service fees for 2003 decreased $679 thousand or 4.0% compared to 2002. Customer service fees decreased due in large part to the sale of banking offices in 2003. These rural offices had a more retail customer base and their location and growth potential did not align with our metropolitan business banking strategy. Additionally, insufficient fund fees decreased during 2004 due in part to improvements in asset quality wherein certain marginal relationships exited the Bank.
      During 2003, our net gain on the sale of four banking offices was $3.5 million. During 2004, we closed one banking offices and merged its operations into another location. The bank building and related fixtures were sold for a pre-tax loss of $27 thousand. We retained substantially all of the loans and deposits associated with this location.
      Losses on trading assets in 2004 were attributable to declines in the fair market value of these assets and a decrease in trading activity resulting from current market conditions and a change in governmental regulations. Trading assets are carried at fair market value in our consolidated balance sheets. Gains on trading assets did not significantly fluctuate in 2003 compared to 2002.
      Net gain on the sale of securities increased $4.0 million for 2004 compared to 2003. These gains were primarily the result of two separate securitization transactions during 2004 in which we sold $75.6 million of certain interest-only securities held in our available-for-sale portfolio. We received proceeds of $83.9 million which resulted in net gains totaling $5.2 million during 2004. The Company did not retain any interests in these securities and neither the investors in the securitization trusts nor the trusts have any recourse other than for a breach of customary representations as to ownership and origination, but not for credit loss or default. These gains were offset by a realized loss of $853 thousand for the sale of lower yielding U.S. Treasury Securities during the second quarter of 2004. Net gains on securities transactions in 2003 and 2002 were not significant and were the result of routine portfolio management activities in the securities portfolio.
Noninterest Expense
      The following table shows the detail of noninterest expense (in thousands):

	2004	2003	2002

Salaries and employee benefits	$68,272	$65,525	$63,430
Occupancy expense	15,326	15,364	15,181
Technology	6,127	5,170	5,046
Professional fees	6,999	4,624	4,205
Postage, delivery and supplies	3,179	3,474	3,690
Marketing	1,457	1,498	566
Core deposit intangible amortization	487	465	426
Net losses (gains) and carrying costs of other real estate and foreclosed property	(31)	(541)	481
Other	17,793	15,837	17,165

Total	$119,609	$111,416	$110,190

      During 2004, we took various steps to reduce our overall expense base and control the growth of future expenses. After a review by management and employees, numerous expense reduction and alignment projects were identified, including the consolidation of smaller offices, disposition of unprofitable initiatives, modification of certain perquisite benefit programs and continued reductions in staffing levels through attrition. These projects are expected to help reduce our current noninterest expense base and allow for greater control of expense growth in 2005.
      Salaries and employee benefits for 2004 increased of $2.7 million or 4.2% compared to 2003, and $2.1 million or 3.3% for 2003 compared to 2002. These increases were primarily related to increased staffing levels, merit-based and market-driven salary increases and increases in incentive pay and profit sharing. Staffing levels increased in large part due to the three new offices we obtained in the Plaza Bank acquisition which occurred on October 31, 2003. We had 961 full-time equivalent employees at

December 31, 2004 compared with 1,036 at December 31, 2003 and 1,065 at December 31, 2002. The full-time equivalent employee count decreased during the latter part of 2004 due in large part to the expense management initiative previously mentioned.
      Technology expense increased $957 thousand or 18.5% for 2004 compared to 2003 while technology expense for 2003 remained consistent compared to 2002 with a slight increase of $124 thousand or 2.5%. The increase in 2004 was due primarily to the costs of upgrading our computer systems.
      Professional fees increased $2.4 million or 51.4% for 2004 compared to 2003 and $419 thousand or 10.0% for 2003 compared to 2002. The increase during 2004 was due in large part to charges of $1.2 million related to the termination of certain consulting agreements coupled with various legal, audit and consulting fees totaling approximately $720 thousand in connection with Sarbanes-Oxley compliance. The increase in 2003 was primarily attributable to consulting fees of $759 thousand related to various analysis and operations overviews of SCMC prior to the announced sale.
      Marketing expense decreased slightly for 2004 compared to 2003. Marketing expense increased $932 thousand or 164.7% in 2003 compared to 2002. We increased our marketing and branding efforts through increased television, print and radio advertising in 2003.
      Other noninterest expenses totaled $17.8 million for 2004, an increase of $2.0 million or 12.4% over 2003. Other noninterest expense decreased $1.3 million or 7.7% for 2003 compared to 2002. The increase during 2004 was primarily due to impairment charges of $1.4 million related to one bank office building and two tracts of unused land and losses incurred on the write-off of certain purchased lease interests totaling $1.1 million. In 2002, we recorded $1.4 million of non-cash expenses related to the early redemption of trust preferred securities in November 2002.
Income Taxes
      We provided $9.5 million for federal income taxes for 2004, $39.1 million for 2003 and $18.1 million for 2002. The effective tax rates for 2004, 2003, and 2002 were 27.5%, 44.3%, and 33.1%, respectively. During the fourth quarter of 2004, we reduced income tax expense by $1.2 million which resulted in a significantly lower effective tax rate for 2004 compared with 2003. This reduction was the result of the expiration of previous tax contingencies and refunds received, including the filing of various state and federal tax returns related to our mortgage-banking segment. Our provision for taxes and our effective tax rate increased during 2003 primarily because of a tax election we made pursuant to Section 338(h)(10) of the Internal Revenue Code as part of the sale of SCMC.
      On a continuing operations basis, our effective tax rates for 2004, 2003, and 2002 were 27.5%, 33.1%, and 32.1%, respectively.

FINANCIAL CONDITION
Loans Held for Investment
      The following table summarizes our loan portfolio by type as of December 31 of the year indicated, excluding loans held for sale (dollars in thousands):

	2004		2003		2002		2001		2000

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial and industrial	$682,209	29.2%	$671,482	31.5%	$615,094	31.7%	$511,001	30.6%	$473,035	35.2%
Real estate:
Commercial	1,015,114	43.4%	829,199	38.9%	670,459	34.5%	560,982	33.7%	467,901	34.7%
Construction	363,044	15.5%	327,295	15.4%	323,768	16.7%	250,729	15.0%	115,588	8.6%
Residential	179,623	7.7%	195,363	9.2%	199,191	10.2%	187,196	11.2%	155,153	11.5%
Consumer/other	72,997	3.1%	98,928	4.6%	122,616	6.3%	149,286	9.0%	129,358	9.6%
Foreign loans	25,109	1.1%	8,464	0.4%	12,433	0.6%	7,594	0.5%	4,807	0.4%

Total	$2,338,096	100.0%	$2,130,731	100.0%	$1,943,561	100.0%	$1,666,788	100.0%	$1,345,842	100.0%

      At December 31, 2004, loans held for investment were $2.3 billion, an increase of $207.4 million or 9.7% over loans held for investment at December 31, 2003. This increase was primarily related to growth in the commercial real estate loan category. Our primary lending focus is commercial and industrial loans and owner-occupied real estate loans to businesses with annual sales ranging from $300 thousand to $30 million. Typically, our customers have financing requirements between $50 thousand and $4 million. The Bank’s legal lending limit was $20 million at December 31, 2004 and was not exceeded by any single loan relationship.
      We make commercial loans primarily to small and mid-sized businesses and to professionals. Our commercial loan products include revolving lines of credit, letters of credit, working capital loans, loans to finance accounts receivable and inventory and equipment finance leases. Commercial loans typically have floating rates of interest and are for varying terms (generally not exceeding three years). In most instances, these loans are personally guaranteed by the business owner and are secured by accounts receivable, inventory and/or other business assets. In addition to the commercial loans secured solely by non-real estate business assets, we make commercial loans that are secured by owner-occupied real estate, as well as other business assets.
      Commercial mortgage loans are often secured by first liens on real estate, typically have floating interest rates, and are most often amortized over a 15-year period with balloon payments due at the end of three years. In underwriting commercial mortgage loans, we give consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower.
      Our wholesale real estate funding department, formed in late 2003, enhances our strategic goals by originating co-originating, or purchasing first-lien, commercial real estate mortgage loans referred by other financial institutions nationwide. The nationwide credit exposure permits us to diversify our loan portfolio geographically, while supplementing growth in our niche market segment, small to medium-sized businesses. These loans generally have low loan-to-value ratios below 60%, and over 58% of the portfolio has a U.S. Small Business Administration second lien loan behind our first lien. We utilize real estate appraisers familiar with the geographic region in which the property is located in evaluating potential loans. Additionally, these appraisals are reviewed by a third-party appraisal review vendor for accuracy and compliance with bank standards and regulations. More than 80% of these loans have variable interest rates and amortize over twenty, or twenty-five years.
      At December 31, 2004, commercial and industrial loans and commercial real estate loans were 29.2% and 43.4%, respectively, of loans held for investment.

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
      Loan maturities and rate sensitivity of the total loan portfolio excluding residential real estate-mortgage and consumer loans at December 31, 2004 were as follows (in thousands):

		Due After
		One Year
	Due in One	Through Five	Due After
	Year or Less	Years	Five Years	Total

Commercial and industrial	$526,554	$145,439	$10,216	$682,209
Real estate — commercial	708,463	251,227	55,424	1,015,114
Real estate — construction	302,414	47,932	12,698	363,044
Foreign loans	10,041	15,068	—	25,109

Total loans	$1,547,472	$459,666	$78,338	$2,085,476

Loans with a fixed interest rate	$220,675	$436,731	$74,487	$731,893
Loans with a floating interest rate	1,326,797	22,935	3,851	1,353,583

Total loans	$1,547,472	$459,666	$78,338	$2,085,476

      As of December 31, 2004, there was no concentration of loans to any one industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions. The Bank had no material foreign loans outstanding for the years ended December 31, 2000 through 2004.
      Loans held for investment were 95.7% of deposits and 70.1% of total assets at December 31, 2004. At December 31, 2003, loans held for investment were 88.1% of deposits and 66.5% of total assets.
Loans Held for Sale
      Loans held for sale totaled $6.9 million at December 31, 2004, as compared with $26.3 million at December 31, 2003. Loans held for sale at December 31, 2003 included certain purchased commercial real estate loans and the guaranteed portion of SBA loans originated by the Bank. Beginning in 2004, we no longer considered purchased commercial real estate loans as held for sale. Due to the timing of the sales of SBA loans to investors, the balance of loans in the held for sale category at any given time may be somewhat volatile.

Securities
      The carrying amount of available-for-sale and held-to-maturity securities we held at December 31 is shown below (dollars in thousands).

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$8,194	1.5%	$86,108	16.5%	$39,388	15.7%
Obligations of states of the U.S. and political subdivisions	4,133	0.8%	4,433	0.8%	4,695	1.9%
Mortgage-backed securities and collateralized mortgage obligations	516,325	95.5%	398,774	76.3%	183,799	73.1%
Other securities	12,052	2.2%	33,621	6.4%	23,283	9.3%

Total	$540,704	100.0%	$522,936	100.0%	$251,165	100.0%

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$61,956	52.8%	$38,336	90.9%	$56,128	90.7%
Mortgage-backed securities and collateralized mortgage obligations	55,458	47.2%	3,821	9.1%	5,761	9.3%

Total	$117,414	100.0%	$42,157	100.0%	$61,889	100.0%

      At December 31, 2004, securities totaled $658.1 million, an increase of $93.0 million, or 16.5% from $565.1 million at December 31, 2003. These securities represented 19.7% and 17.6% of total assets as of December 31, 2004 and 2003, respectively. During the fourth quarter of 2003 and continuing through 2004, we increased the size of the securities portfolio in an effort to rebalance liquidity and redeploy earning assets subsequent to the sale of SCMC. During 2004, we sold our lower yielding treasury securities and redeployed these funds into higher yielding mortgage-backed securities with a profile similar to those in the existing investment portfolio.

      The carrying amount of securities at December 31, 2004, by contractual maturity is shown below (dollars in thousands):

	Due in one		Due after one year		Due after five years		Due after
	year or less		through five years		through ten years		ten years

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total

Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$5,659	2.09%	$2,535	3.09%	$—	—	$—	—	$8,194
Obligations of states of the U.S. and political subdivisions	853	3.64%	1,944	6.19%	1,336	6.36%	—	—	4,133
Mortgage-backed securities and collateralized mortgage obligations	9,715	2.77%	228,693	4.09%	193,973	4.00%	83,944	4.31%	516,325
Other securities	12,052	6.69%	—	—	—	—	—	—	12,052

	$28,279	4.33%	$233,172	4.10%	$195,309	4.02%	$83,944	4.31%	$540,704

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$6,512	5.07%	$24,906	6.55%	$30,538	5.02%	—	—	$61,956
Mortgage-backed securities and collateralized mortgage obligations	1,948	2.95%	1,164	4.25%	987	4.45%	51,359	4.90%	55,458

	$8,460	4.58%	$26,070	6.45%	$31,525	5.00%	$51,359	4.90%	$117,414

      The yield on the Bank’s securities portfolio at December 31, 2004 was 4.07%. The weighted-average life of the portfolio was approximately 5.9 years and the modified duration was approximately 3.0 years. The yield on the securities portfolio at December 31, 2003 was 3.78%. At December 31, 2003, the weighted-average life of the portfolio was approximately 5.3 years and the modified duration was approximately 3.2 years.
      We did not own the securities of any one issuer (other than the U.S. government and its agencies) of which the aggregate adjusted cost exceeded 10% of consolidated shareholders’ equity at December 31, 2004.
Deposits
      Our lending and investing activities are funded primarily by deposits, approximately 84% of which were core deposits at December 31, 2004. Core deposits exclude brokered deposits and time deposits over $100,000. These “jumbo” deposits are characteristically more sensitive to changes in interest rates and, thus we do not consider these a part of our core funding.
      Noninterest-bearing deposits at December 31, 2004 were $884.0 million as compared to $834.3 million at December 31, 2003, an increase of $49.7 million or 6.0%. Approximately 36.2% of deposits at December 31, 2004 were noninterest-bearing, a ratio above many of our industry peers.

      The average balances and weighted average rates paid on deposits for each of the past three years ended December 31 are presented below (dollars in thousands):

	2004		2003		2002

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest bearing demand deposits	$836,258		$904,711		$844,401
Interest bearing demand and savings deposits	961,059	0.50%	898,377	0.53%	887,544	0.96%
Time deposits	554,664	1.99%	577,090	2.27%	603,155	2.74%
Brokered deposits	100,824	1.65%	87,833	1.71%	34,893	2.74%

Total deposits	$2,452,805	1.08%	$2,468,011	1.24%	$2,369,993	1.71%

      During 2004, average total deposits decreased $15.2 million in 2004 compared to 2003 while average deposits increased $98.0 million in 2003 compared to 2002. The decrease in 2004 was attributable in part to the sale of banking offices during 2003. Additionally, subsequent to the sale of SCMC, we lost the benefit of certain deposit balances related to our mortgage-banking operation. These decreases were partially offset by an increase in brokered deposits during 2004. The increases during 2003 were primarily attributable to internal deposit growth and acquisitions completed during 2003. The changes in deposit mix and interest rates reduced the average cost of funds for deposits by 16 basis points in 2004 when compared to 2003 and 47 basis points in 2003 when compared to 2002. These decreases in deposit costs slightly offset the impact of declining yields on earning assets during the same period.
      Average brokered certificates of deposit totaled $100.8 million in 2004, $87.8 million in 2003 and $34.9 million in 2002. We utilize brokered deposits in conjunction with short-term borrowings as a source of funding for the Bank’s lending and investment activities.
      The maturities of time deposits of $100 thousand or more at December 31, 2004 are shown below (in thousands):

2004

Three months or less	$182,693
Over three through six months	89,778
Over six through twelve months	57,296
Thereafter	62,340

$392,107

Short-Term Borrowings
      Deposits are the primary source of funds for our lending, investment and general business activities. Federal Home Loan Bank (“FHLB”) advances are available to us under a security and pledge agreement. At December 31, 2004, we had total funds of $703.8 million available under this agreement of which $418.0 million was outstanding. We also had other credit facilities available to us at December 31, 2004 through various correspondent banking and dealer relationships.

      Details of short-term borrowings are as follows (dollars in thousands):

	For the Year Ended December 31,

	2004	2003	2002

Federal Home Loan Bank advances
Balance outstanding at period-end	$418,000	$311,735	$490,790
Weighted average interest rate at period-end	2.23%	1.06%	1.30%
Maximum outstanding at any month-end	$418,000	$642,500	$490,790
Daily average balance	251,188	365,390	251,410
Weighted average interest rate for the period	1.50%	1.24%	1.77%
Federal funds purchased
Balance outstanding at period-end	$2,575	$12,425	$18,800
Weighted average interest rate at period-end	2.31%	1.31%	1.75%
Maximum outstanding at any month-end	$25,750	$45,800	$18,800
Daily average balance	23,693	27,158	19,996
Weighted average interest rate for the period	1.69%	1.61%	2.10%
Securities sold under agreements to repurchase
Balance outstanding at period-end	$—	$—	$—
Weighted average interest rate at period-end	—	—	—
Maximum outstanding at any month-end	$—	$—	$19,796
Daily average balance	—	—	13,559
Weighted average interest rate for the period	—	—	0.96%
      At December 31, 2004, borrowings under FHLB advances totaled $418.0 million and had maturities between three days to two weeks. The average interest rate on these borrowings was 2.23% at December 31, 2004. These borrowings are collateralized by single family residential mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.
Notes Payable
      We did not have any borrowings under our credit facility with Wells Fargo Bank at December 31, 2004. All outstanding indebtedness with Wells Fargo was fully repaid during 2003. Sterling Bancshares maintains a $20 million line of credit with Wells Fargo Bank. This line of credit is available for general corporate purposes including the funding of potential acquisitions. The credit facility contains certain restrictive loan covenants, including, among others, covenants limiting Sterling Bancshares’ ability to merge with another entity, make any substantial changes in the nature of its business, dispose of a substantial or material amount of assets other than in the ordinary course of business, guarantee obligations of third parties, make loans or investments in any third party in excess of $15 million, pledge its assets and pay dividends or repurchase stock during any fiscal year in an aggregate amount in excess of ten percent of the Bank’s equity capital as reflected in its regulatory report of financial condition for the end of the prior fiscal year.
Subordinated Debt
      In April 2003, the Bank raised approximately $50 million through a private offering of subordinated notes. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. In June 2003, we entered into an interest rate swap agreement in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, we receive a fixed coupon rate of 7.375% and pay a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge that qualifies for the “shortcut method” of accounting. Changes in the fair value of both the swap and the hedged subordinated debt are reflected in our statements of income. However, the impact of these changes in fair value fully offset each other because of this hedge is considered effective. The swap’s floating rate on December 31, 2004 was 5.69%.
Junior Subordinated Debt/Company Obligated Mandatorily Redeemable Trust Preferred Securities
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
      As of December 31, 2004 and 2003, we had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

		Trust Preferred		Junior Subordinated
		Securities		Debt Owed To
Description	Issuance Date	Outstanding	Interest Rate	Trusts	Final Maturity Date

Capital Trust II	March 21, 2001	$28,750	9.20% Fixed	$29,639	March 21, 2031
Statutory Trust One	August 30, 2002	20,000	3-month LIBOR plus 3.45%	20,619	August 30, 2032
Capital Trust III	September 26, 2002	31,250	8.30% Fixed	32,217	September 26, 2032

Total		$80,000		$82,475

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
      On March 1, 2005, the Federal Reserve adopted final rules for the capital treatment of trust preferred securities. The rules, as applicable to us, limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At December 31, 2004 approximately $62.2 million of the $82.5 million of trust preferred securities would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. There is a five-year transition period for banks to become compliant with the new rules. Additionally, the rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Refer to Note 18 to the Consolidated Financial Statements for a discussion of the impact of the final rule on our regulatory capital ratios.
      After completing our latest issuance of trust preferred securities in 2002, we used the proceeds to prepay the 9.28% Junior Subordinated Debentures issued in June 1997. Upon our prepayment, the 9.28% Trust Preferred Securities outstanding were mandatorily redeemed. This effectively lowered our overall borrowing costs. During 2002, we recorded a $1.4 million non-cash charge associated with the early redemption of these securities.

ASSET QUALITY
Risk Elements
      Our nonperforming and past due loans are substantially collateralized by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses. On an ongoing basis, we receive updated appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.
      Potential problem loans are those loans not classified as nonperforming, but where information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its ongoing loan review process. As of December 31, 2004, potential problem loans decreased $12.2 million to $54.3 million at December 31, 2004 from $66.5 million at December 31, 2003.
      Nonperforming assets and potential problem loans consisted of the following (in thousands):

	2004	2003	2002	2001	2000

Nonperforming loans:
Nonaccrual loans	$20,605	$33,887	$19,654	$14,179	$8,297
Restructured loans	—	—	—	16	1,298

Total nonperforming loans	20,605	33,887	19,654	14,195	9,595
Foreclosed assets:
Real estate acquired by foreclosure	1,536	2,124	3,358	1,837	1,702
Other repossessed assets	216	169	66	127	192

Total foreclosed assets	1,752	2,293	3,424	1,964	1,894

Total nonperforming assets	$22,357	$36,180	$23,078	$16,159	$11,489

Nonperforming loans to period-end loans	0.88%	1.57%	0.74%	0.74%	0.65%
Nonperforming assets to period-end assets	0.67%	1.13%	0.64%	0.58%	0.55%
Nonperforming assets to total period-end loans and foreclosed assets	0.95%	1.68%	0.87%	0.85%	0.77%
Potential problem loans	$54,293	$66,482	$62,189	$51,456	$38,753

Accruing loans past due 90 days or more	$2,395	$35	$984	$1,360	626

      Nonperforming assets were $22.4 million at December 31, 2004, down $13.8 million or 38.2% from $36.2 million at year-end 2003. The decrease was primary the result of our efforts to improve asset quality during 2004. During the first quarter of 2004, we sold $10.7 million of nonperforming loans which increased charge-offs by $4.6 million. We had provided for the losses on these nonperforming loans during previous periods and decided to sell these loans to minimize further loss exposure. Interest foregone on nonaccrual loans was approximately $1.0 million during 2004.
      At December 31, 2003, we had three large nonperforming relationships that were placed on nonaccrual status during the second half of 2003. These relationships individually were larger than $3.0 million. Two of these nonperforming relationships were returned to performing status during the first half of 2004. The third of these relationships was partially charged-off during 2004. The remainder of this relationship was paid off in the third quarter of 2004. Management implemented more stringent credit approval standards for relationships of large size loans in the fourth quarter of 2003.

      Accruing loans past due 90 days or more at December 31, 2004 totaled $2.4 million compared to $35 thousand at December 31, 2003. The balance at December 31, 2004 included loans to one borrower totaling $2.0 million which were in the process of being paid off at year-end.
Allowance for Credit Losses
      The provision for credit losses decreased $5.4 million from $17.7 million for 2003 to $12.2 million for 2004. During 2004, we incurred net charge-offs of $12.7 million or 0.58% of average loans. The provision for credit losses and net charge-offs for 2003 were impacted by the partial charge-off of one of the three problem loan relationships previously discussed. A total of $2.0 million was charged-off during the fourth quarter of 2003 in conjunction with this relationship. During 2003, net charge-offs were $14.8 million or 0.60% of average loans.
      The allowance for credit losses is a valuation reserve established through charges to earnings in the form of a provision for credit losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making our evaluation, we consider the industry diversification of the commercial loan portfolio and the effect of changes in the local real estate market on collateral values. We also consider the results of recent regulatory examinations, our history of credit experience and our ongoing internal credit reviews.
      We continually monitor economic conditions in our local market areas and the probable impact on borrowers, past-due amounts, related collateral values, the number and size of non-performing loans and on the resulting amount of charge-offs for the period.
      We have several systems and procedures in place to assist in managing the overall quality of the loan portfolio. In addition to established underwriting guidelines and approval processes, we monitor delinquency levels for any negative or adverse trends. We also perform reviews of the loan portfolios on a regular basis to identify troubled loans and to assess their overall probability of collection.
      Ongoing portfolio reviews are conducted by our internal loan review department under an established loan review program. Annually, we target a loan review penetration of at least 35% of the total commercial and real estate loan portfolios.
      Through the loan review process, we maintain an internally classified loan list, which, along with the delinquency list of loans, helps us assess the overall quality of the loan portfolios and the adequacy of the allowance for credit losses. Loans on this listing are classified as substandard, doubtful or loss based on probability of repayment, collateral valuation and related collectibility.
      Loans classified as “substandard” have clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize the loan’s recoverability. Loans classified as “doubtful” have characteristics similar to substandard loans but with an increased risk that a loss may occur or that at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as “loss” are those loans that are in the process of being charged off.
      At December 31, 2004, substandard loans totaled $69.8 million, of which $14.1 million were loans designated as delinquent or nonaccrual; and doubtful loans totaled $5.1 million all of which were designated as delinquent or nonaccrual.
      In addition to the internally classified loan list and delinquency list of loans, we maintain a separate “watch list” which further aids in monitoring the loan portfolios. Watch list loans show warning elements, deficiencies that require attention in the short run, or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. We review these loans in assessing the adequacy of the allowance for credit losses. As of December 31, 2004, watch list loans totaled $217.6 million.
      Management assigns loan grades by individual loan and allocations are made within each loan grade. Loans are assigned a grade according to payment history, collateral values, and financial condition of the borrower.
      The Bank maintains an adequate allowance for credit losses through its watchlist classifications, allocating an increasing reserve amount as the severity of a problem loan increases. The Bank maintains an unallocated reserve for satisfactory non-classified credits based, in part, on the average of the last three year’s actual net charge-offs.
      The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Year Ended December 31,

	2004	2003	2002	2001	2000

Average loans outstanding	$2,190,806	$2,465,838	$2,197,875	$1,693,867	$1,331,282

Loans outstanding at period-end	$2,344,977	$2,157,039	$2,644,862	$1,928,293	$1,484,990

Allowance for credit losses at January 1	$30,722	$27,248	$22,927	$16,862	$13,998
Charge-offs:
Commercial and industrial	10,365	10,597	7,384	6,969	7,061
Real estate, mortgage and construction	3,405	4,486	1,249	1,057	643
Consumer/other	1,446	1,590	1,122	1,797	63

Total charge-offs	15,216	16,673	9,755	9,823	7,767
Recoveries:
Commercial and industrial	2,094	1,447	1,400	871	861
Real estate, mortgage and construction	159	157	75	111	33
Consumer/other	223	343	245	464	69

Total recoveries	2,476	1,947	1,720	1,446	963

Net charge-offs	12,740	14,726	8,035	8,377	6,804
Acquired allowance for credit losses	—	855	656	2,758	—
Allowance for credit losses sold with divestiture	—	(353)	—	—	—
Provision for credit losses	12,250	17,698	11,700	11,684	9,668

Allowance for credit losses at December 31	$30,232	$30,722	$27,248	$22,927	$16,862

Ratios:
Allowance to average loans	1.38%	1.25%	1.24%	1.35%	1.27%
Allowance to period end loans	1.29%	1.42%	1.03%	1.19%	1.14%
Net charge-offs to average loans	0.58%	0.60%	0.37%	0.49%	0.51%
Allowance to period-end nonperforming loans	146.72%	90.66%	138.64%	161.51%	175.74%

      The following table shows the allocation of the allowance for credit losses among various categories of loans. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any category of loans.

	December 31,

	2004		2003		2002		2001		2000

		% of loans		% of loans		% of loans		% of loans		% of loans
		in each		in each		in each		in each		in each
		Category to		Category to		Category to		Category to		Category to
Balance of allowance for		Total Loans		Total Loans		Total Loans		Total Loans		Total Loans
credit losses at end of period		Held for		Held for		Held for		Held for		Held for
applicable to:	Amount	Investment	Amount	Investment	Amount	Investment	Amount	Investment	Amount	Investment

	(Dollars in thousands)
Commercial and industrial	$8,925	30%	$11,844	32%	$9,188	32%	$8,361	31%	$7,521	35%
Real estate, mortgage and construction	10,647	67%	8,855	64%	7,738	61%	5,538	60%	3,348	55%
Consumer/other	764	3%	1,009	4%	1,323	7%	868	9%	1,073	10%
Unallocated	9,896	N/A	9,014	N/A	8,999	N/A	8,160	N/A	4,920	N/A

	$30,232	100%	$30,722	100%	$27,248	100%	$22,927	100%	$16,862	100%

INTEREST RATE SENSITIVITY AND LIQUIDITY
      Interest rate risk is the risk to interest income attributed to the repricing characteristics of interest sensitive assets and liabilities. An interest sensitive asset or liability is one that experiences changes in cashflows as a direct result of changes in market interest rates.
      We manage interest rate risk by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of risk, remaining mindful of the relationship between profitability, liquidity and interest rate risk. The overall interest rate risk position and strategies for the management of interest rate risk are reviewed by senior management, the Asset/ Liability Management Committee and our Board of Directors on an ongoing basis.
      We measure interest rate risk using a variety of methodologies including, but not limited to, dynamic simulation analysis, GAP analysis and static balance sheet rate shocks. Dynamic simulation analysis is the primary tool used to measure interest rate risk. We model the effects of non-parallel movements in multiple yield curves, changes in borrower and depositor behaviors, changes in loan and deposit pricing, and changes in loan and deposit portfolio compositions and growth rates over a 24 month horizon.
      A GAP analysis measures maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. A bank is considered asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a bank is considered liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period.

      The following table sets forth the expected maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities as of December 31, 2004:

				5-10	Over 10
	0-90 Days	90-365 Days	1-5 Years	Years	Years	Total

	(In thousands, except for data expressed in percentages)
Interest-earning assets:
Cash and cash equivalents	$208	$—	$—	$—	$—	$208
Deposits in other financial institutions	397	99	99	—	—	595
Trading assets	36,720	—	—	—	—	36,720
Securities	24,395	12,166	259,417	226,835	135,305	658,118
Loans	1,526,583	159,007	583,051	50,857	25,479	2,344,977

Total interest-earning assets	1,588,303	171,272	842,567	277,692	160,784	3,040,618
Interest-bearing liabilities:
Demand and savings deposits	970,281	—	—	—	—	970,281
Certificates of deposit and other time deposits	250,382	235,123	104,118	46	—	589,669
Short-term borrowings	420,575	—	—	—	—	420,575
Subordinated debt	—	—	—	—	47,162	47,162
Junior subordinated debt	20,619				61,856	82,475

Total interest-bearing liabilities	1,661,857	235,123	104,118	46	109,018	2,110,162

GAP before effect of interest rate swap	(73,554)	(63,851)	738,449	277,646	51,766	930,456
Effect of interest rate swap — pay floating	47,162	—	—	—	(47,162)	—

Period GAP	(120,716)	(63,851)	738,449	277,646	98,928	930,456
Cumulative GAP	($120,716)	($184,567)	$553,882	$831,528	$930,456

Period GAP to total assets	(3.62% )	(1.91% )	22.14%	8.32%	2.97%

Cumulative GAP to total assets	(3.62% )	(5.53% )	16.60%	24.93%	27.89%

      We utilize static balance sheet rate shocks to estimate the potential impact on net interest income and present value of equity of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of December 31, 2004 and 2003:

	Increase (Decrease) in

	Net
	Interest	Present Value
Changes in Interest Rates (Basis Points)	Income	of Equity

December 31, 2004
+200	5.96%	-4.13%
+100	3.14%	-3.29%
Base	0.00%	0.00%
-100	-5.43%	-0.79%
-200	-6.69%	-0.77%
December 31, 2003
+200	6.03%	-7.00%
+100	3.14%	-2.72%
Base	0.00%	0.00%
-100	-3.80%	0.62%
-200	-13.17%	3.25%
      These sensitivities are all within the thresholds set by our Asset/ Liability Committee. Each rate scenario reflects unique prepayment and repricing assumptions. Because of uncertainties related to customer behaviors, loan and deposit pricing levels, competitor behaviors, and socio-economic factors that could affect the shape of the yield curves, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on the Company. The interest rate sensitivity analysis includes assumptions that (i) the composition of our interest sensitive assets and liabilities existing at year end will remain constant over the measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, this analysis does not contemplate any actions that we might undertake in response to changes in market factors. Accordingly, this analysis is not intended to and does not provide a precise forecast of the affect actual changes in market rates will have on the Company.
      A number of factors have affected the change in the simulations from 2003 to 2004. Among these are loan pricing assumptions that have resulted from the flattening of the yield curve as well as competitive pressures. Additionally, the composition of our loan, deposit, and securities portfolios has changed over this time period.
      The objectives of our liquidity management is to maintain our ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate on an ongoing basis. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. In recent years, our liquidity needs have primarily been met by growth in core deposits. In addition to core deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing securities and loan portfolios. The Bank also accepts brokered certificates of deposit.
      Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At December 31, 2004, the Bank had approximately $44.2 million in the aggregate available to be paid as dividends to Sterling Bancshares. It is not anticipated that such restrictions will have an impact on the ability of Sterling Bancshares to meet its ongoing cash obligations. As of December 31, 2004, we did not have any material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS, GUARANTEES AND
CONTRACTUAL OBLIGATIONS
      Our potential obligations associated with commitments to extend credit, outstanding letters of credit and mortgages sold with recourse as of December 31, 2004 are summarized below (in thousands). Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Less than	1-3	3-5	Over 5
	One Year	Years	Years	Years	Total

Commitments to extend credit	$467,127	$83,434	$65,030	$42,149	$657,740
Standby letters of credit	26,613	1,724	98	—	28,435

Total	$493,740	$85,158	$65,128	$42,149	$686,175

      Off-balance sheet arrangements also include our Trust Preferred Securities, which have been de-consolidated in this report as required by Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities.” Further information regarding the Trust Preferred Securities can be found in Note 11 to the Consolidated Financial Statements.
      See Note 17 to the Consolidated Financial Statements for additional discussion of financial instruments with off-balance sheet risk, including a discussion of the nature, business purpose and importance of off-balance sheet arrangements.
      Our future contractual cash payments are as follows (in thousands):

	Less than	1-3	3-5	Over 5
	One Year	Years	Years	Years	Total

Junior subordinated debt	$—	$—	$—	$82,475	$82,475
Subordinated debt	—	—	—	50,000	50,000
Interest expense related to long-term debt	7,463	14,926	14,946	148,903	186,238
Operating leases	3,825	7,350	7,102	6,722	24,999
Certificates and other time deposits	485,505	73,119	30,999	46	589,669

Total	$496,793	$95,395	$53,047	$288,146	$933,381

      The amount shown above for subordinated debt represents our contractual obligation. The subordinated debt is reflected in the consolidated balance sheet at its fair value. As discussed earlier, the Bank entered into an interest rate swap designated as a fair-value hedge of the subordinated debt. Refer to Note 10 in the Consolidated Financial Statements for further information.
      Interest expense obligations on fixed rate junior subordinated debt are calculated based on the stated contractual interest rates. Interest expense on variable rate junior subordinated debt is calculated assuming the current 3-month LIBOR rate of 1.975% plus 3.45%. Interest expense on subordinated debt is calculated based on the fixed coupon rate of the debt adjusted for the associated interest rate swap agreement assuming the current 3-month LIBOR rate. Refer to Notes 10 and 11 in the Consolidated Financial Statements for further information.

CAPITAL RESOURCES
      At December 31, 2004, shareholders’ equity totaled $313.2 million or 9.3% of total assets, as compared to $292.6 million or 9.1% of total assets at December 31, 2003. Our risk-based capital ratios together with the minimum capital amounts and ratios as of December 31, 2004 were as follows (dollars in thousands):

			For Capital
	Actual		Adequacy Purposes

	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	$406,343	14.55%	$223,457	8.0%
Tier 1 Capital (to Risk Weighted Assets)	328,948	11.78%	111,729	4.0%
Tier 1 Capital (to Average Assets)	328,948	10.15%	129,625	4.0%
      See Note 18 to our Consolidated Financial Statements for further discussion of regulatory capital requirements.
RISK FACTORS
      In addition to the other information contained in this report, the following risks may affect us. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.
Our profitability depends significantly on economic conditions.
      Our success depends primarily on the general economic conditions of the nation, the Houston metropolitan area and, to a lesser extent, that of the San Antonio and Dallas metropolitan areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the market areas in which we operate. The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, such as inflation, recession, acts of terrorism, an outbreak of hostilities, unemployment and other factors beyond our control will impact these local economic conditions and will negatively affect the financial results of our banking operations. In addition, Houston remains largely dependent on the energy industry. A downturn in the energy industry and energy-related business could indirectly and adversely affect our results of operations and financial condition.
We rely on an owner-operated business market.
      Our business development and marketing strategy primarily targets the banking and financial needs of owner-operated businesses with credit needs of under $4 million. These owner-operated businesses represent a major sector of the Houston and national economies. If general economic conditions negatively impact this economic sector in the metropolitan areas in which we operate, our results of operations and financial condition will be significantly affected.
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
      We are unable to predict fluctuations of market interest rates, which are affected by the following factors:

•	inflation;

•	recession;

•	a rise in unemployment;

•	tightening money supply;

•	international disorder; and

•	instability in domestic and foreign financial markets.
      Our asset/liability management strategy, which is designed to address the risk from changes in market interest rates and the shape of the yield curve, may not prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.
Competition with other financial institutions could adversely affect our profitability.
      We face vigorous competition from banks and other financial institutions, including savings institutions, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition. Additionally, we face competition primarily from other banks in attracting, developing and retaining qualified banking professionals.
We may not be able to maintain our historical growth rate which may adversely impact our results of operations and financial condition.
      To implement our growth strategy, we have initiated internal growth programs, completed various acquisitions and opened additional offices in the past few years. We may not be able to sustain our historical rate of growth or may not even be able to grow at all. We may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for acquisition. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new branch offices. Further, our inability to attract and retain experienced bankers may adversely affect our internal growth. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      For information regarding the market risk of our financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Liquidity.” Our principal market risk exposure is to interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Refer to the index included on page 52 and the Consolidated Financial Statements that begin on page 54 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was made by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
      There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of Sterling Bancshares, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.
      Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
J. Downey Bridgwater
Chief Executive Officer
Stephen C. Raffaele
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sterling Bancshares, Inc.
Houston, Texas
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sterling Bancshares, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 4, 2005, expressed an unqualified opinion on those financial statements.
Houston, Texas
March 4, 2005

ITEM 9B.	OTHER INFORMATION
      On October 1, 2004, Sterling Bancshares entered into a Credit Agreement with Wells Fargo Bank, National Association, which provides for a one-year $20 million revolving line of credit. Effective March 8, 2005, the Credit Agreement was amended to clarify certain restrictive loan covenants. Sterling Bancshares has not as of this date borrowed any funds under this credit facility. The outstanding principal balance of the line of credit bears interest at a rate equal to one and sixty-five hundredths percent (1.65%) above the Fed Funds Rate in effect. Sterling Bancshares pays an annual commitment fee of one-eighth percent per annum on the unused amount of the line of credit. Advances under the line of credit may be repaid, in whole or in part, at any time during the term. All outstanding advances under the line of credit are due and payable in full on September 30, 2005. Sterling Bancshares’ obligations under the line of credit are unsecured and are guaranteed by its subsidiary Sterling Bancorporation, Inc.
      Wells Fargo’s obligation to make advances under the Credit Agreement is subject to the satisfaction of a number of conditions, including that there not be, as determined by Wells Fargo, any material adverse change in Sterling Bancshares’ financial condition or business nor any material decline in the market value of any collateral or a substantial or material portion of Sterling Bancshares’ assets. The Credit Agreement also contains certain restrictive loan covenants, including, among others, covenants limiting Sterling Bancshares’ ability to merge with another entity, make any substantial changes in the nature of its business, dispose of a substantial or material amount of assets other than in the ordinary course of business, guarantee obligations of third parties, make loans to or investments in any third party in excess of $15 million, pledge its assets and pay dividends or repurchase stock during any fiscal year in an aggregate amount in excess of ten percent of the Bank’s equity capital as reflected in its regulatory report of financial condition for the end of the prior fiscal year. The Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants in the loan documents, bankruptcy and insolvency events of Sterling Bancshares or the Bank, the issuance or proposed issuance of any administrative actions by any federal or state banking regulatory agency against Sterling Bancshares or the Bank, and any change in ownership of 25% or more of Sterling Bancshares’ common stock. Upon the occurrence of an event of default, all of the indebtedness under the Credit Agreement will, at Wells Fargo’s option and without notice, become immediately due and payable.
      In connection with our preparation of the financial statements for the year ended December 31, 2004 to be included in this Annual Report on Form 10-K, management determined that material pre-tax charges totaling $2.8 million relating to (i) a pool of purchased lease payment interests, and (ii) a loan to one commercial borrower were required pursuant to generally accepted accounting principles.
      In the case of the purchased lease payment interests, the Company contracted to acquire an interest in the payment stream of certain pooled finance leases for an aggregate purchase price of $5.6 million. A review of the documentation relating to the purchased lease interests was conducted after delinquencies were reported by the Company’s leasing department. Such review revealed that the seller of these pooled interests had improperly utilized sale proceeds in breach of various contractual provisions. As a result, the purchased lease interests became potentially subject to a prior perfected security interest by another party. In response to this and additional concerns about the financial condition of the seller and their ability to fulfill other provisions of the lease purchase agreement, the Company recorded a pre-tax charge of $1.1 million during the fourth quarter of 2004 for the purchased lease interests associated with 31 of the finance leases impacted by these contractual breaches. The after-tax impact is approximately $743 thousand and may be offset over time depending on recoveries from the seller.
      In the case of the commercial loan, the Company authorized a provision for credit losses of $1.7 million relating to a commercial loan relationship with an aggregate outstanding principal amount of $3.4 million. A review of the credit relationship revealed that our borrower did not receive proper documentation and collateral from the third party to whom the funds were advanced. As a result, the Company did not receive a valid security interest in collateral sufficient to cover the outstanding principal balance on the loan. The Company may be required to make additional provisions with respect to this credit if additional collateral is not obtained or the realizable value of the collateral is less than previously estimated. The Bank has been named as a defendant in a lawsuit filed by this borrower. The Bank has filed a countersuit to this action. At this time, the Company does not have sufficient information to evaluate the claims.
      These charges were based on information available to management at the time and actual losses may be higher or lower. The Company’s expenditures in connection with these matters (including legal and accounting fees) are currently estimated at $50,000. The actual amount of such expenditures could vary, depending upon the length of time and nature of proceeding involved in the resolution of these claims.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item as to the directors and executive officers is hereby incorporated by reference from the information appearing under the captions “Election of Directors,” “Executive Officers and Other Significant Employees” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of year end. The information required by this Item as to the Code of Ethics for Senior Financial Officers is herby incorporated by reference from “Item 1 — Business — Available Information” of this report.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the caption “Executive Compensation,” “Summary Compensation Table,” “Stock Option Plans,” “Employment Agreements and Other Compensation Agreements” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of year end. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company’s proxy statement under the subheading “Human Resources Programs Committee Report” and heading “Performance Graph” shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item as to disclosures regarding accounting fees and services is hereby incorporated by reference to such information appearing under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s definitive proxy to be filed with the SEC pursuant to the Securities and Exchange Act of 1934 within 120 days of year end.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) List of documents filed as part of this report

1.	Consolidated Financial Statements. The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:
                Consolidated Balance Sheets
                Consolidated Statements of Income
                Consolidated Statements of Shareholders’ Equity
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
      3. Exhibits.

Exhibit No.

2.1	Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, Inc. and CaminoReal Bancshares of Texas, Inc., as amended. [Incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]
2.2	Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]
2.3	Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]
2.4	Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]
2.5	Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]
2.6	Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo. [Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

Exhibit No.

2.7	Stock Purchase Agreement dated as of July 16, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 15, 2003 (File No. 000-20750).]
2.8	Amendment No. 1 to Stock Purchase Agreement dated as of September 30, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 15, 2003 (File No. 000-20750).]
2.9	Agreement and Plan of Merger dated August 18, 2003 by and among Sterling Bancshares, Inc., SB 2003, Inc. and South Texas Capital Group, Inc. [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 (File No. 000-20750).]
3.1	Restated and Amended Articles of Incorporation of the Company, as amended. [Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 (File Nos. 333-55724, 333-55724-01, and 333-55724-02).]
3.2	Articles of Amendment to the Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]
3.3	Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 26, 2004 (File No. 000-20750).]
4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]
4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]
4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]
4.4	9.20% Subordinated Deferrable Interest Debenture due March 21, 2031. [Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]
4.5	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]
4.6	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]
4.7	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]
4.8	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]
4.9	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]
4.10	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]
4.11	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

Exhibit No.

4.12		Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Noted due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]
10	.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]
10.2		1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]
10	.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]
10	.4***	1995 Non-Employee Director Stock Compensation Plan. [ Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]
10	.5*	Credit Agreement dated October 1, 2004 made by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000.
10	.6*	First Amendment to Credit Agreement dated as of March 8, 2005 by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association.
10	.7***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]
10	.8***	Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan [Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-105307).]
10	.9***	Consulting Agreement between Sterling Bancshares, Inc. and George Martinez executed on June 9, 2004 and effective as of June 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].
10	.10***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

Daryl D. Bohls Danny L. Buck Wanda S. Dalton Clinton Dunn James W. Goolsby, Jr.	Travis Jaggers Graham B. Painter Stephen C. Raffaele Mike Skowronek

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].
10	.11***	Form of Restricted Stock Agreement [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005(File No. 000-207500).]
10	.12***	Form of Incentive Stock Agreement [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]
10	.13***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]
10	.14***	Short Term Incentive Program For Shared Services
10	.15***	Short Term Incentive Program For Bank Offices.
21	*	Subsidiaries of the Company
23	.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of J. Downey Bridgwater, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.

31	.2*	Certification of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * As filed herewith.
 ** As furnished herewith.
*** Management Compensation Agreement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCSHARES, INC.

By	/s/ J. Downey Bridgwater

J. Downey Bridgwater,
Chief Executive Officer and President
DATE: March 9, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 9th day of March, 2005.

SIGNATURE	TITLE

/s/ J. Downey Bridgwater J. Downey Bridgwater	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Stephen C. Raffaele Stephen C. Raffaele	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Steven F. Retzloff Steven F. Retzloff	Chairman and Director

/s/ George Martinez George Martinez	Director

/s/ George Beatty, Jr. George Beatty, Jr.	Director

/s/ Anat Bird Anat Bird	Director

/s/ R. Bruce LaBoon R. Bruce LaBoon	Director

/s/ James D. Calaway James D. Calaway	Director

/s/ Bruce J. Harper Bruce J. Harper	Director

/s/ David L. Hatcher David L. Hatcher	Director

SIGNATURE	TITLE

/s/ Glenn H. Johnson Glenn H. Johnson	Director

/s/ James J. Kearney James J. Kearney	Director

/s/ Paul Michael Mann, M.D. Paul Michael Mann, M.D.	Director

/s/ G. Edward Powell G. Edward Powell	Director

/s/ Thomas A. Reiser Thomas A. Reiser	Director

/s/ Raimundo Riojas E. Raimundo Riojas E.	Director

/s/ Howard T. Tellepsen, Jr. Howard T. Tellepsen, Jr.	Director

STERLING BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sterling Bancshares, Inc.
Houston, Texas
      We have audited the accompanying consolidated balance sheets of Sterling Bancshares Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.
Houston, Texas
March 4, 2005

STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	amounts)
ASSETS
Cash and cash equivalents	$88,439	$136,764
Interest-bearing deposits in financial institutions	595	1,358
Trading assets	36,720	172,825
Available-for-sale securities, at fair value	540,704	522,936
Held-to-maturity securities, at amortized cost	117,414	42,157
Loans held for sale	6,881	26,308
Loans held for investment	2,338,096	2,130,731

Total loans	2,344,977	2,157,039
Allowance for credit losses	(30,232)	(30,722)

Loans, net	2,314,745	2,126,317
Premises and equipment, net	40,171	48,541
Real estate acquired by foreclosure	1,536	2,124
Goodwill	62,480	62,933
Core deposit intangibles, net	1,839	2,326
Accrued interest receivable	11,964	12,046
Other assets	119,463	76,553

TOTAL ASSETS	$3,336,070	$3,206,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$884,017	$834,313
Interest-bearing demand	970,281	929,577
Certificates and other time deposits	589,669	654,479

Total deposits	2,443,967	2,418,369
Short-term borrowings	420,575	324,160
Subordinated debt	47,162	46,533
Junior subordinated debt	82,475	82,475
Accrued interest payable and other liabilities	28,719	42,747

Total liabilities	3,022,898	2,914,284
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Convertible preferred stock, $1 par value; 1,000,000 shares authorized, 20,000 issued and outstanding at December 31, 2003. No shares outstanding at December 31, 2004	—	20
Common stock, $1 par value; 100,000,000 shares authorized, 45,068,048 and 44,642,109 issued and outstanding at December 31, 2004 and 2003, respectively	45,068	44,642
Capital surplus	54,522	48,953
Retained earnings	213,814	197,819
Accumulated other comprehensive income (loss), net of tax	(232)	1,162

Total shareholders’ equity	313,172	292,596

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,336,070	$3,206,880

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Interest income:
Loans, including fees	$138,023	$154,358	$156,902
Securities:
Taxable	21,307	10,947	13,957
Non-taxable	2,042	2,266	2,890
Trading assets	4,569	3,567	4,540
Federal funds sold	101	176	463
Deposits in financial institutions	55	69	106

Total interest income	166,097	171,383	178,858

Interest expense:
Demand and savings deposits	4,785	4,752	8,541
Certificates and other time deposits	12,694	14,608	17,479
Short-term borrowings	4,163	4,921	4,946
Notes payable	—	585	797
Subordinated debt	2,640	1,903	—
Junior subordinated debt	6,431	6,379	6,097

Total interest expense	30,713	33,148	37,860

Net interest income	135,384	138,235	140,998
Provision for credit losses	12,250	17,698	11,700

Net interest income after provision for credit losses	123,134	120,537	129,298

Noninterest income:
Customer service fees	14,536	16,214	16,893
Net gain (loss) on the sale of banking offices	(27)	3,517	—
Net gain on the sale of securities	4,941	905	110
Net gain (loss) on trading assets	(452)	1,186	1,018
Other	11,924	11,448	11,771

Total noninterest income	30,922	33,270	29,792

Noninterest expense:
Salaries and employee benefits	68,272	65,525	63,430
Occupancy expense	15,326	15,364	15,181
Technology	6,127	5,170	5,046
Professional fees	6,999	4,624	4,205
Postage, delivery and supplies	3,179	3,474	3,690
Marketing	1,457	1,498	566
Acquisition-related expenses	—	66	822
Core deposit intangible amortization	487	465	426
Other	17,762	15,230	16,824

Total noninterest expense	119,609	111,416	110,190

Income from continuing operations before income taxes	34,447	42,391	48,900
Provision for income taxes	9,484	14,037	15,717

Income from continuing operations	24,963	28,354	33,183
Income from discontinued operations before income taxes	—	45,820	5,729
Provision for income taxes	—	25,064	2,361

Income from discontinued operations	—	20,756	3,368

Net income	$24,963	$49,110	$36,551

Earnings per share from continuing operations
Basic	$0.56	$0.64	$0.76

Diluted	$0.55	$0.64	$0.74

Earnings per share
Basic	$0.56	$1.11	$0.83

Diluted	$0.55	$1.10	$0.82

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the Years Ended December 31,

							Accumulated
	Convertible						Other
	Preferred Stock		Common Stock				Comprehensive
					Capital	Retained	Income
	Shares	Amount	Shares	Amount	Surplus	Earnings	(Loss)	Total

	(In thousands)
BALANCE AT JANUARY 1, 2002	39	$39	43,770	$43,770	$42,526	$127,144	$3,890	$217,369
Comprehensive income:
Net income						36,551		36,551
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $91							170	170
Less: Reclassification adjustment for net gains included in net income, net of taxes of $39							(72)	(72)

Total comprehensive income								36,649

Issuance of common stock			213	213	1,885			2,098
Issuance of preferred stock	20	20			222			242
Cash dividends paid						(7,031)		(7,031)

BALANCE AT DECEMBER 31, 2002	59	59	43,983	43,983	44,633	156,664	3,988	249,327
Comprehensive income:
Net income						49,110		49,110
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $1,204							(2,238)	(2,238)
Less: Reclassification adjustment for net gains included in net income, net of taxes of $317							(588)	(588)

Total comprehensive income								46,284

Issuance of common stock			595	595	4,345			4,940
Conversion of preferred stock	(39)	(39)	64	64	(25)			—
Cash dividends paid						(7,955)		(7,955)

BALANCE AT DECEMBER 31, 2003	20	20	44,642	44,642	48,953	197,819	1,162	292,596
Comprehensive income:
Net income						24,963		24,963
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $874							(1,623)	(1,623)
Less: Reclassification adjustment for net losses included in net income, net of taxes of $123							229	229

Total comprehensive income								23,569

Issuance of common stock			406	406	5,569			5,975
Conversion of preferred stock	(20)	(20)	20	20				—
Cash dividends paid						(8,968)		(8,968)

BALANCE AT DECEMBER 31, 2004	—	$—	45,068	$45,068	$54,522	$213,814	$(232)	$313,172

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$24,963	$28,354	$33,183
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Amortization and accretion of premiums and discounts on securities, net	6,069	8,807	2,537
Provision for credit losses	12,250	17,698	11,700
Deferred income tax expense	1,151	522	2,610
Net gain on the sale of securities	(4,941)	(905)	(110)
Net loss (gain) on the sale of banking offices	27	(3,517)	—
Net gain on sale of bank assets	(195)	—	—
Net loss (gain) on trading assets	452	(1,186)	(1,018)
Depreciation and amortization	9,206	8,728	9,116
Write-downs, less gains on sale of real estate acquired by foreclosure	(58)	(651)	484
Write-downs of bank assets	1,388	—	—
Net decrease (increase) in loans held for sale	1,440	674,993	(439,796)
Purchases of trading assets	(341,926)	(493,894)	(529,176)
Proceeds from sale and principal paydowns on trading securities	453,735	465,058	505,903
(Increase) decrease in accrued interest receivable and other assets	(20,763)	110,250	(73,351)
(Decrease) increase in accrued interest payable and other liabilities	(13,405)	18,252	3,855

Net cash provided by (used in) operating activities from continuing operations	129,393	832,509	(474,063)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in securities purchased under agreements to resell	—	—	12,313
Proceeds from the maturities or calls of securities and paydowns of held-to-maturity securities	9,587	19,580	16,306
Proceeds from the sale and calls of available-for-sale securities	161,834	32,487	6,477
Proceeds from maturities and paydowns of available-for-sale securities	141,739	193,307	131,761
Purchases of available-for-sale securities	(300,581)	(503,222)	(140,361)
Purchases of held-to-maturity securities	(84,975)	—	—
Net increase in loans held for investment	(206,252)	(178,418)	(223,777)
Purchase of bank-owned life insurance	(20,000)	(2,010)	(2,084)
Proceeds from sale of real estate acquired by foreclosure	5,199	6,796	2,969
Proceeds from sale of land held for sale	729	—	—
Net decrease (increase) in interest-bearing deposits in financial institutions	763	(74)	812
Cash & cash equivalents related to sales of banking offices	—	(106,652)	—
Purchase of Plaza Bank (net of acquired cash and cash equivalents)	—	(5,212)	—
Purchase of ENB Bankshares, Inc. (net of acquired cash and cash equivalents)	—	—	(7,948)
Proceeds from sale of premises and equipment	731	2,886	4,768
Purchase of premises and equipment	(5,512)	(5,436)	(10,449)

Net cash used in investing activities from continuing operations	(296,738)	(545,968)	(209,213)

STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	For The Years Ended December 31,

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	25,598	(171,755)	346,070
Net increase (decrease) in short-term borrowings	96,415	(194,930)	322,292
Repayments of notes payable	—	(21,430)	(602)
Issuance of subordinated debt	—	49,944	—
Issuance of trust preferred securities	—	—	51,250
Redemption of trust preferred securities	—	—	(28,750)
Proceeds from issuance of common and preferred stock	5,975	4,940	2,340
Payments of cash dividends	(8,968)	(7,955)	(7,031)

Net cash provided by (used in) financing activities from continuing operations	119,020	(341,186)	685,569

Net (decrease) increase in cash and cash equivalents from continuing operations	(48,325)	(54,645)	2,293
Net cash provided by (used in) discontinued operations	—	44,409	(3,588)
Cash and cash equivalents at beginning of year	136,764	147,000	148,295

Cash and cash equivalents at end of year	$88,439	$136,764	$147,000

Supplemental information:
Income taxes paid	$29,704	$27,443	$14,173
Interest paid	30,316	27,246	27,423
Noncash investing and financing activities —
Loan to finance the sale of premises and equipment	419	—	—
Acquisition of real estate through foreclosure of collateral	4,553	4,917	3,981
See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
      Organization — Sterling Bancshares, Inc. (“Sterling Bancshares” and together with its subsidiaries, the “Company”), headquartered in Houston, Texas, is a bank holding company committed to serving small- to mid-sized businesses. The Company provides commercial and consumer banking services in the greater metropolitan areas of Houston, Dallas and San Antonio, Texas through the thirty-six community banking offices of Sterling Bank, a banking association chartered under the laws of the State of Texas (the “Bank”).
      On September 30, 2003, the Company sold its 80% interest in Sterling Capital Mortgage Company (“SCMC”). SCMC provided mortgage-banking services to consumers through 110 production offices in Texas and fifteen other states.
      Summary of Significant Accounting and Reporting Policies — The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and the prevailing practices within the banking industry. A summary of significant accounting policies follows:
      Basis of Presentation — The consolidated financial statements include the accounts of Sterling Bancshares and its subsidiaries except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation. On January 1, 2004, the Company adopted FIN 46R, Consolidation of Variable Interest Entities. Upon adoption, the trusts that previously issued the outstanding company-obligated mandatorily redeemable trust preferred securities were deconsolidated from the Company’s Consolidated Financial Statements. The Consolidated Financial Statements have been restated to reflect the adoption of FIN 46R. Additionally, these consolidated financial statements present the operations and net gain on sale of SCMC as discontinued operations for all periods presented. SCMC’s operations were reported previously as the Company’s mortgage-banking segment.
      Use of Estimates — The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed real estate, deferred tax assets, goodwill and other intangibles and trading activities.
      Trading Assets — Securities classified as trading assets are bought with the anticipation of sale in the near term and are carried at fair market value. Generally, these assets are held up to 120 days. These securities consist primarily of the government-guaranteed portion of SBA loans.
      Securities — Securities classified as held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets until their maturities. Under certain circumstances (including the deterioration of the issuer’s creditworthiness or a change in tax law or statutory or regulatory requirements), these securities may be sold or transferred to another portfolio.
      Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as accumulated comprehensive income or loss until realized. Declines in the fair value of individual securities below their cost that are determined to be other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. Securities within the available-for-sale portfolio may be used as part of the Company’s asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Premiums and discounts are amortized and accreted to operations using the level-yield method of accounting, adjusted for prepayments as applicable. The specific identification method of accounting is used to compute gains or losses on the sales of securities. Interest earned on these assets is included in interest income.
      Loans Held for Sale — Loans held for sale are carried at the lower of aggregate cost or market value. Premiums, discounts and loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method.
      Loans Held for Investment — Loans held for investment are stated at the principal amount outstanding, net of unearned discount. Unearned discount relates principally to consumer installment loans. Interest income for loans is recognized principally by the simple interest method.
      The Company provides equipment financing to its customers through a variety of lease arrangements. Direct financing leases are included in loans held for investment and carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income.
      A loan is defined as impaired when based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for credit losses related to impaired loans is determined based on the difference between the carrying value of impaired loan and its fair value. The fair value is determined based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized.
      Nonperforming Loans and Past-Due Loans — Nonperforming loans are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments because of a borrower’s financial difficulty.
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
      Allowance for Credit Losses — The allowance for credit losses is a valuation allowance for losses incurred on loans and binding loan commitments. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Recoveries are credited to the allowance at the time of recovery.
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

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Premises and Equipment — Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation expense is computed primarily using the straight-line method over the estimated useful lives (ranging from three to forty years) of the assets. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter.
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
      Goodwill and Other Intangibles — Amortization of goodwill ceased beginning January 1, 2002 upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142. Intangible assets consist primarily of core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Management performs an annual evaluation of whether any impairment of the goodwill and other intangibles has occurred; if any such impairment is determined, a writedown is recorded.
      Real Estate Acquired by Foreclosure — The Company records real estate acquired by foreclosure at fair value less estimated costs to sell. Adjustments are made to reflect declines in value subsequent to acquisition, if any, below the recorded amounts. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.
      Income Taxes — Sterling Bancshares files a consolidated federal income tax return with its subsidiaries. Each computes income taxes as if it filed a separate return and remits to, or is reimbursed by Sterling Bancshares based on the portion of taxes currently due or refundable.
      Deferred income taxes are accounted for by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in enacted tax laws or rates. The Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax matters.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Realization of net deferred tax assets is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized.
      Stock-based Compensation — The Company accounts for stock-based employee compensation plans using the intrinsic value-based method of accounting, as permitted, and discloses pro forma information assuming the fair value-based method as prescribed by accounting principles. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.
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

	2004	2003	2002

Net income, as reported	$24,963	$49,110	$36,551
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	546	177	170
Less: total stock-based employee compensation expense determined under fair value based method, net of related taxes	(1,203)	(1,197)	(1,220)

Pro forma net income	$24,306	$48,090	$35,501

Earnings per share:
Basic — as reported	$0.56	$1.11	$0.83

Basic — pro forma	$0.54	$1.09	$0.81

Diluted — as reported	$0.55	$1.10	$0.82

Diluted — pro forma	$0.54	$1.08	$0.79

      The Company expects to adopt the provisions of SFAS No. 123R, “Share-Based Payment (Revised 2004),” on July 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using the intrinsic value-based method of accounting and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on July 1, 2005. See Recent Accounting Standards below.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Profit Sharing Plan — The Company has a profit sharing plan that covers substantially all employees. Contributions are accrued and funded currently.
      Statements of Cash Flows — Cash and cash equivalents includes cash, due from banks and federal funds sold. Generally, federal funds are invested for one-day periods.
      Earnings Per Share — Earnings per share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic earnings per share is computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of shares outstanding during the year excluding non-vested stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding and non-vested stock adjusted for the incremental shares issuable upon conversion of preferred stock and issuable upon exercise of outstanding stock options.
      Comprehensive Income — Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders. The Company reports comprehensive income in the consolidated statements of shareholders’ equity.
      Reclassifications — Certain reclassifications have been made to prior year amounts to conform to current year presentation. All reclassifications have been applied consistently for the periods presented.
      Recent Accounting Standards — On January 1, 2004, the Company adopted FIN 46R, Consolidation of Variable Interest Entities. Upon adoption, the trusts that previously issued the outstanding company-obligated mandatorily redeemable trust preferred securities were deconsolidated from the Company’s Consolidated Financial Statements. Instead, the junior subordinated debentures issued by the Company to these subsidiary trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of income. The Consolidated Financial Statements have been restated to reflect the adoption of FIN 46R. Adoption of FIN 46R did not affect previously reported amounts for net income or shareholders’ equity.
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
      SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”) addresses the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments to be held for sale that are accounted for as derivatives should not incorporate the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      SFAS No. 123R, Share-Based Payment (Revised 2004) establishes standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. The Company plans to transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to July 1, 2005, the Company expects to recognize additional pre-tax, compensation cost of approximately $350 thousand in 2005 as a result of the adoption of SFAS 123R.

2.	ACQUISITIONS AND DIVESTITURES
      Acquisitions. On October 31, 2003, the Company acquired South Texas Capital Group, Inc. of San Antonio and its subsidiary bank, Plaza Bank for $16.0 million in cash and 125 thousand shares of Sterling Bancshares’ common stock. Plaza Bank operated three banking offices in San Antonio having $83 million of total assets at the date of acquisition. The operational integration of Plaza Bank and Sterling Bank was completed in January 2004. This acquisition was accounted for using the purchase method of accounting. Goodwill of $12.6 million and core deposit intangibles of $695 thousand were recorded in this acquisition. The core deposit intangibles are being amortized on an accelerated amortization method over a 10 year life.
      On September 13, 2002, the Company acquired ENB Bankshares, Inc. of Dallas, for an aggregate cash purchase price of $10.4 million. ENB Bankshares, Inc. operated one banking office in North Dallas and had total assets of $70.8 million at acquisition. This acquisition was accounted for using the purchase method of accounting. Goodwill of $5.7 and core deposit intangibles of $486 thousand were recorded in this acquisition. The core deposit intangibles are being amortized on an accelerated amortization method over a 10 year life.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Divestitures of Banking Offices. On September 16, 2004, the Company closed one of its banking offices and merged the operations into another location. The Company retained substantially all of the loans and deposits associated with this location. The bank building and related fixtures were sold for a pre-tax loss of $27 thousand.
      During 2003, the Company sold five of its banking offices in three separate transactions resulting in a net pre-tax gain of $3.5 million. At the sales date, these banking offices had approximately $34.0 million in loans and $150.9 million of deposits that were included in the sales transactions. The net gain was determined based on the Company’s recorded investment in these offices including allocated goodwill and intangibles.
      These banking offices, located in rural areas, were sold because their operations and growth potential did not align with the Company’s business banking strategy. These offices were acquired originally as part of previous acquisitions.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     SECURITIES
      The amortized cost and fair value of securities are as follows (in thousands):

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$8,254	$—	$(60)	$8,194
Obligations of states of the U.S. and political subdivisions	4,035	99	(1)	4,133
Mortgage-backed securities and collateralized mortgage obligations	516,865	2,112	(2,652)	516,325
Other securities	11,908	354	(210)	12,052

Total	$541,062	$2,565	$(2,923)	$540,704

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$61,956	$1,928	$(71)	$63,813
Mortgage-backed securities and collateralized mortgage obligations	55,458	57	(306)	55,209

Total	$117,414	$1,985	$(377)	$119,022

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$86,006	$141	$(39)	$86,108
Obligations of states of the U.S. and political subdivisions	4,255	178	—	4,433
Mortgage-backed securities and collateralized mortgage obligations	397,146	2,793	(1,165)	398,774
Other securities	33,798	—	(177)	33,621

Total	$521,205	$3,112	$(1,381)	$522,936

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$38,336	$2,367	$—	$40,703
Mortgage-backed securities and collateralized mortgage obligations	3,821	41	(4)	3,858

Total	$42,157	$2,408	$(4)	$44,561

      The carrying amount of securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Held-to-Maturity		Available-for-Sale

	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$6,512	$6,566	$6,552	$6,512
Due after one year through five years	24,906	26,438	4,447	4,479
Due after five years through ten years	30,538	30,809	1,290	1,336
Mortgage-backed securities and collateralized mortgage obligations	55,458	55,209	516,865	516,325
Other securities	—	—	11,908	12,052

Total	$117,414	$119,022	$541,062	$540,704

      The following table summarizes the proceeds received and gross realized gains and losses on the sales of the available-for-sale securities (dollars in thousands):

	December 31,

	2004	2003	2002

Proceeds from sales and calls	$161,834	$32,487	$6,477
Gross realized gains	5,860	907	122
Gross realized losses	(919)	(2)	(12)
      During 2004, the Company sold $75.6 million of certain interest-only securities held in its available-for-sale portfolio in two separate securitization transactions. The Company received proceeds of $83.9 million and recognized net after-tax securitization gains totaling $3.4 million for these transactions. The Company did not retain any interests in these securities and neither the investors in the securitization trusts nor the trusts have any recourse other than for a breach of customary representations as to ownership and origination, but not for credit loss or default.
      Securities with unrealized losses segregated by length of impairment, were as follows (dollars in thousands):

	Less than 12 Months			More than 12 Months			Total

		Gross			Gross			Gross
	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value

Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$8,254	$(60)	$8,194	$—	$—	$—	$8,254	$(60)	$8,194
Obligations of states of the U.S. and political subdivisions	227	(1)	226	—	—	—	227	(1)	226
Mortgage-backed securities and collateralized mortgage obligations	328,810	(2,566)	326,244	5,159	(86)	5,073	333,969	(2,652)	331,317
Other securities	—	—	—	5,970	(210)	5,760	5,970	(210)	5,760

Total	$337,291	$(2,627)	$334,664	$11,129	$(296)	$10,833	$348,420	$(2,923)	$345,497

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Less than 12 Months			More than 12 Months			Total

		Gross			Gross			Gross
	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value

Held-to-Maturity
Obligations of the U.S. Treasury and other U.S. government agencies	$5,838	$(71)	$5,767	$—	$—	$—	$5,838	$(71)	$5,767
Mortgage-backed securities and collateralized mortgage obligations	44,693	(306)	44,387	—	—	—	44,693	(306)	44,387

Total	$50,531	$(377)	$50,154	$—	$—	$—	$50,531	$(377)	$50,154

      Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.
      The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2004.
      Securities with carrying values totaling $420.8 million and fair values totaling $422.7 million at December 31, 2004 were pledged to secure public deposits.
4.     LOANS
      The loan portfolio is classified by major type as follows (in thousands):

	December 31,

	2004	2003

Loans held for sale
Commercial and industrial	$1,433	$3,010
Real Estate:
Commercial	3,746	5,303
Construction	1,702	8
Residential mortgage	—	17,987

Total loans held for sale	6,881	26,308

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

Loans held for investment
Domestic
Commercial and industrial	682,209	671,482
Real Estate:
Commercial	1,015,114	829,199
Construction	363,044	327,295
Residential mortgage	179,623	195,363
Consumer/other	72,997	98,928
Foreign
Commercial and industrial	21,785	7,886
Other loans	3,324	578

Total loans held for investment	2,338,096	2,130,731

Total loans	$2,344,977	$2,157,039

      Loan maturities and rate sensitivity of the loans held for investment excluding real estate — residential mortgage and consumer loans, at December 31, 2004 are as follows (in thousands):

		Due After
		One Year
	Due in One	Through Five	Due After
	Year or Less	Years	Five Years	Total

Commercial and industrial	$526,554	$145,439	$10,216	$682,209
Real estate — commercial	708,463	251,227	55,424	1,015,114
Real estate — construction	302,414	47,932	12,698	363,044
Foreign loans	10,041	15,068	—	25,109

Total	$1,547,472	$459,666	$78,338	$2,085,476

Loans with a fixed interest rate	$220,675	$436,731	$74,487	731,893
Loans with a floating interest rate	1,326,797	22,935	3,851	1,353,583

Total	$1,547,472	$459,666	$78,338	$2,085,476

      The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and San Antonio metropolitan areas. As of December 31, 2004, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.
      As of December 31, 2004 and December 31, 2003, loans from Sterling Bank outstanding to directors, officers and their affiliates were $15.3 million and $11.9 million, respectively. In the opinion of management, all transactions entered into between Sterling Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons. For the years ended 2004 and 2003, total principal additions were $6.3 million and $2.3 million while principal payments were $3.0 million and $1.9 million, respectively.
      The recorded investment in impaired loans is approximately $21.8 million and $35.7 million, at December 31, 2004 and 2003, respectively. Such impaired loans required an allowance for credit losses of approximately $12.2 million and $17.6 million, respectively. The average recorded investment in impaired

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loans for the year ended December 31, 2004 was $19.4 million. Interest income on impaired loans of $157 thousand was recognized for cash payments received for the year ended December 31, 2004.
      Included in impaired loans are nonperforming loans of $20.6 million and $33.9 million at December 31, 2004 and December 31, 2003, respectively, which have been categorized by management as nonaccrual. Interest foregone on nonaccrual loans during December 31, 2004 was approximately $1.0 million. The Company did not have any restructured loans as of December 31, 2004 or December 31, 2003.
      When management doubts a borrower’s ability to meet payment obligations, typically when principal or interest payment are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $2.4 million and $35 thousand at December 31, 2004 and December 31, 2003, respectively.
5.     ALLOWANCE FOR CREDIT LOSSES
      An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Balance at beginning of year	$30,722	$27,248	$22,927
Loans charged off	15,216	16,673	9,755
Loan recoveries	(2,476)	(1,947)	(1,720)

Net loans charged off	12,740	14,726	8,035
Allowance for credit losses associated with acquired institutions	—	855	656
Allowance for credit losses associated with divested offices	—	(353)	—
Provision for credit losses	12,250	17,698	11,700

Balance at end of year	$30,232	$30,722	$27,248

6.     PREMISES AND EQUIPMENT
      Premises and equipment are summarized as follows (in thousands):

	December 31,

	2004	2003

Land	$10,627	$14,173
Buildings and improvements	40,326	39,773
Furniture, fixtures and equipment	41,733	40,071

	92,686	94,017
Less accumulated depreciation and amortization	(52,515)	(45,476)

Total	$40,171	$48,541

      Depreciation and amortization of premises and equipment totaled $8.7 million in 2004, $8.3 million in 2003 and $8.7 million in 2002.
      During 2004, the Company recorded impairment charges of $1.4 million for a bank office building, and two tracts of unused land which the Company intends to sell. At December 31, 2004, the bank office building is included in premises and equipment since the Company does not expect the office building to

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be sold within one year. During 2004, the Company reclassified $3.0 million of unused land to held for sale. One tract was subsequently sold. The remaining tract continues to be marketed for sale.
7.     GOODWILL AND OTHER INTANGIBLES
      The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2003 and 2004 are as follows (in thousands):

				South
	Houston	San Antonio	Dallas	Texas	Total

Balance, January 1, 2003	$29,613	$15,079	$5,662	$5,312	$55,666
Sale of rural banking offices	—	—	—	(5,312)	(5,312)
Plaza Bank acquisition	—	12,579	—	—	12,579

Balance, December 31, 2003	29,613	27,658	5,662	—	62,933
Plaza Bank goodwill adjustments	—	(453)	—	—	(453)

Balance, December 31, 2004	$29,613	$27,205	$5,662	$—	$62,480

      The changes in the carrying amounts of the core deposit intangibles for the years ended December 31, 2004 and 2003 are as follows (in thousands):

Core Deposit
Intangibles

Balance, January 1, 2003	$2,096
Amortization expense	(465)
Plaza Bank acquisition	695

Balance, December 31, 2003	2,326
Amortization expense	(487)

Balance, December 31, 2004	$1,839

      Core deposit intangibles are amortized on an accelerated basis over their estimated lives of 10 years. The projected amortization for core deposit intangibles as of December 31, 2004 is as follows (in thousands):

Core Deposit
Intangibles

2005	$399
2006	330
2007	278
2008	234
2009	201
Thereafter	397

Total	$1,839

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     DEPOSITS
      Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered deposits. The remaining maturities of these deposits are summarized as of December 31, 2004 as follows (in thousands):

Three months or less	$182,693
Over three through six months	89,778
Over six through twelve months	57,296
Thereafter	62,340

Total	$392,107

      Interest expense for certificates of deposit in excess of $100,000 was approximately $9.1 million, $9.8 million, and $11.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Also, at December 31, 2004, the Bank had $46.3 million in brokered deposits. Brokered deposits of $24.2 million will mature in the first quarter of 2005 and the remaining balance of $22.1 million will mature in the second quarter of 2005.
      There are no major concentrations of deposits.
9.     SHORT-TERM BORROWINGS
      Short-term borrowings are summarized as follows (in thousands):

	December 31,

	2004	2003

Federal Home Loan Bank advances	$418,000	$311,735
Federal funds purchased	2,575	12,425

Total	$420,575	$324,160

      The Company has an available line of credit with the Federal Home Loan Bank (FHLB) of Dallas, which allows the Company to borrow on a collateralized basis. At December 31, 2004, borrowings under this line of credit totaled $418.0 million and had maturities from three days to two weeks. The average interest rate on these borrowings was 2.23% at December 31, 2004. These borrowings are collateralized by single family residential mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced with either additional borrowings or through increased customer deposits.
      The Bank has available lines for federal funds purchased at correspondent banks. As of December 31, 2004, federal funds outstanding with a correspondent bank were $2.6 million. There is no maturity date on these borrowings and the balance is payable upon demand. Interest expense related to federal funds purchased is credited to a deposit account maintained by the correspondent bank with the Bank.
      The Company has a revolving line of credit of $20.0 million with Wells Fargo Bank. This line of credit matures on September 30, 2005, bears interest at 1.65% above the federal funds borrowing rate and is subject to certain covenants. There were no borrowings outstanding on this line of credit at December 31, 2004 and 2003.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.     SUBORDINATED DEBT
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
      In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge that qualifies for the “short-cut” method of accounting. Changes in the fair value of both the interest rate swap and the hedged subordinated debt are recorded in the statements of income. However, the impact of these fully offset because of the hedge’s effectiveness. The swap’s fair value was $2.8 million and $3.4 million with a floating rate of 5.69% and 4.77% on December 31, 2004 and December 31, 2003, respectively.
      The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

11.	JUNIOR SUBORDINATED DEBT/ COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES
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
      As of December 31, 2004 and 2003, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

		Trust
		Preferred
		Securities		Junior Subordinated
Description	Issuance Date	Outstanding	Interest Rate	Debt Owed To Trusts	Final Maturity Date

Capital Trust II	March 21, 2001	$28,750	9.20% Fixed	$29,639	March 21, 2031
Statutory Trust One	August 30, 2002	20,000	3-month LIBOR plus 3.45%	20,619	August 30, 2032
Capital Trust III	September 26, 2002	31,250	8.30% Fixed	32,217	September 26, 2032

Total		$80,000		$82,475

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. Until August 30, 2007, there is a ceiling on the three-month LIBOR of 8.50% resulting in a ceiling on the floating rate of 11.95% during this period. As of December 31, 2004, the floating rate was 5.43% on these securities.
12.     INCOME TAXES
      The components of the provision for income taxes follow (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current	$8,333	$13,515	$13,107
Deferred	1,151	522	2,610

Income tax expense from continuing operation	9,484	14,037	15,717
Income tax expense related to discontinued operations	—	25,064	2,361

Total	$9,484	$39,101	$18,078

      The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate of 35% to income from continuing operations as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Taxes calculated at statutory rate	$12,056	$14,837	$17,115
Increase (decrease) resulting from:
Change in estimate	(1,200)	—	—
Tax-exempt interest income	(762)	(859)	(1,011)
Tax-exempt income from bank-owned life insurance	(706)	(703)	(729)
Other, net	96	762	342

Income tax expense from continuing operations	$9,484	$14,037	$15,717

      During the year ended December 31, 2004, the Company revised its estimate to remove contingent liabilities totaling $1.2 million related to the expiration of previous tax contingencies and refunds received.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant deferred tax assets and liabilities at December 31, 2004 and 2003, were as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Real estate acquired by foreclosure	$74	$176
Allowance for credit losses	9,786	9,025
Net operating loss carryforward	315	438
Deferred compensation	1,493	1,056
Net unrealized loss on available-for-sale securities	125	—
Other	669	1,138

Total deferred tax assets	12,462	11,833
Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	—	567
Depreciable assets	573	431
Federal Home Loan Bank stock dividends	208	1,230
Other	1,028	794

Total deferred tax liabilities	1,809	3,022

Net deferred tax assets before valuation allowance	10,653	8,811
Valuation allowance	(262)	(262)

Net deferred tax assets	$10,391	$8,549

      Net operating loss carryforwards expire on various dates beginning in 2005 through 2007. A valuation allowance has been provided to offset deferred tax assets on net operating losses that cannot be utilized under tax regulations.
13. EMPLOYEE BENEFITS
      Profit sharing plan — The Company’s profit sharing plan includes substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but generally equal up to 10% of the Company’s pre-tax net income, subject to IRS limitations. Employee contributions to 401(k) plan accounts are optional. The Company matches 50 percent of the employee’s 401(k) plan account contribution, up to 6 percent of the employee’s base pay and fully vest after four years of service. The Company’s profit sharing and matching contributions are accrued and funded currently. Total profit sharing and matching contribution expense for 2004, 2003 and 2002 was approximately $3.5 million, $4.5 million, and $5.1 million, respectively.
      Stock-based compensation — On April 28, 2003, Company shareholders approved the “2003 Stock Incentive and Compensation Plan” (the “2003 Stock Plan”), a ten-year plan. The 2003 Stock Plan provides for the issuance of a maximum of 2,150,000 shares of the Company’s common stock in the form of unrestricted stock awards, restricted stock awards, stock appreciation rights or stock options.
      Options are granted to officers and employees at exercise prices determined by the Human Resources Programs Committee (“Committee”) of the Board of Directors. These options generally have exercise prices equal to the fair market value of the common stock at the date of grant and vest ratably over a

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
four-year period. Options granted under the plan must be exercised not later than ten years from the date of grant.
      A summary of changes in outstanding stock options, as restated for stock splits, is as follows (shares in thousands):

	Year Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Shares under option, beginning of year	2,081	$10.03	2,270	$9.07	2,301	$8.63
Shares granted	103	13.71	350	12.13	221	12.23
Shares canceled/expired	(183)	12.86	(105)	12.46	(88)	11.85
Shares exercised	(315)	6.67	(434)	5.43	(164)	5.75

Shares under option, end of year	1,686	$10.63	2,081	$10.03	2,270	$9.07

Shares exercisable, end of year	1,183	$9.74	1,221	$8.63	1,222	$7.07

Weighted average fair value of options granted during the year		$3.40		$3.01		$3.35

Remaining authorized shares under approved plans, end of year	2,377		1,892		408

      The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Expected life (years)	4.41	4.33	4.52
Risk free interest rate	3.49%	2.93%	2.55%
Volatility	27.85%	29.27%	29.29%
Dividend yield	1.40%	1.50%	1.47%
      The following table presents information relating to the Company’s stock options outstanding at December 31, 2004 (share data in thousands):

	Options Outstanding			Options Exercisable

			Weighted-Average
	Number	Weighted-Average	Remaining Life	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price

$ 3.13 – $ 4.69	54	$3.94	1.2	54	$3.94
$ 4.70 – $ 6.26	54	5.92	3.0	54	5.92
$ 6.27 – $ 7.82	269	7.12	4.4	269	7.12
$ 7.83 – $ 9.39	246	8.76	3.9	246	8.76
$ 9.40 – $10.95	76	10.13	4.6	75	10.13
$10.96 – $12.51	507	11.80	6.9	253	11.72
$12.52 – $14.08	328	13.09	6.7	156	13.00
$14.09 – $15.64	152	14.98	7.2	76	15.33

Total	1,686	$10.63	5.8	1,183	$9.74

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock grant awards may be granted under the 2003 Stock Plan by the committee which has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract. Share awards are generally awarded with a four-year vesting period and may be subject to certain performance standards as established by the Committee. The market value of non-vested shares at the date of grant is deferred and expensed ratably over the vesting period. The weighted-average market price per share of non-vested stock awarded in 2004 was $13.51.
      Grants for total shares of 97,265, 20,710, and 19,685 stock grants were made during 2004, 2003 and 2002, respectively. At December 31, 2004, there were 54,473 unvested shares outstanding under previous stock grants. Compensation expense of $840 thousand, $272 thousand, and $261 thousand was recorded during 2004, 2003 and 2002, respectively, for the stock grant awards. Compensation expense related to non-vested stock awards totaled $532 thousand in 2004.
      Stock purchase plan — The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) effective July 1, 2004, which superceded the 1994 Employee Stock Purchase Plan. An aggregate of 1.5 million shares of Company common stock may be issued under this plan subject to adjustment upon changes in capitalization. The Purchase Plan is a compensatory benefit plan to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan is subscribed through payroll deduction only and deductions may not exceed 10% of the eligible employee’s compensation. The purchase price for shares available under the Purchase Plan is 90% of the lower of the fair market value on either the quarterly enrollment date or exercise date. During 2004, 16,592 shares were subscribed for through payroll deduction. Under the 1994 Employee Stock Purchase Plan, 4,737 and 12,326 shares were subscribed for through payroll deduction during 2004 and 2003, respectively, and 1,925 shares were purchased during 2003.
14.     SHAREHOLDERS’ EQUITY
      Preferred stock — The Board of Directors has approved the sale of convertible preferred stock in series pursuant to confidential private placement memoranda upon the opening of various banking offices. The shares are sold to investors who may assist in the business development efforts of the opening office and are convertible to common shares dependent on that banking office meeting certain performance and deposit growth goals. The conversion ratio into common stock is predetermined at time of placement. On November 7, 2004, each of 20,000 shares Series I Preferred Stock, issued on March 7, 2002 in connection to the opening of a Dallas banking office, was converted into one share of common stock based on the performance goals attained.
      During 2003, outstanding shares of Series H preferred stock issued in the year 2000 were converted into 64,350 common shares. The conversion into common stock was made at a 1.1x conversion rate based on the attainment of performance goals by the Bellaire office.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15.     EARNINGS PER COMMON SHARE
      Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Income from continuing operations	$24,963	$28,354	$33,183
Income from discontinued operations	—	20,756	3,368

Net income	$24,963	$49,110	$36,551

Basic:
Weighted average shares outstanding	44,839	44,180	43,872
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and non-vested stock grant awards	422	439	790
Assumed conversion of preferred stock	17	29	94

Total	45,278	44,648	44,756

Earnings per share
Basic	$0.56	$1.11	$0.83

Diluted	$0.55	$1.10	$0.82

Earnings per share from continuing operations
Basic	$0.56	$0.64	$0.76

Diluted	$0.55	$0.64	$0.74

      The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock were determined assuming applicable performance goals had been met. The calculation of diluted earnings per share excludes 219 thousand, 620 thousand and 267 thousand options outstanding during 2004, 2003, and 2002, respectively, that were anti-dilutive.
16.     COMMITMENTS AND CONTINGENCIES
      Leases — A summary as of December 31, 2004, of noncancelable future operating lease commitments follows (in thousands):

2005	$3,825
2006	3,766
2007	3,584
2008	3,153
2009	3,949
Thereafter	6,722

Total	$24,999

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $3.4 million, $3.5 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Litigation — The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.
      Severance and non-competition agreements — The Company has entered into severance and non-competition agreements with certain executive officers. Under these agreements, upon a termination of employment under the circumstances described in the agreements, each executive officer would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20,000 in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.
17.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
      The following is a summary of the various financial instruments entered into by the Company (in thousands):

	December 31,

	2004	2003

Commitments to extend credit	$657,740	$483,046
Standby letters of credit	28,435	24,455
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

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Off-balance sheet arrangements also include the Trust Preferred Securities, which have been de-consolidated in this report as required by Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities.” Further information regarding the Trust Preferred Securities can be found in Note 11 of this report.
18.     REGULATORY MATTERS
      Capital requirements — The Company is subject to various regulatory capital requirements administered by the state and federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amount and classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators.
      To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2004 and 2003, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.
      As of December 31, 2004, the most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category. The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

					To Be Categorized
					as Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands, except percentage amounts)
CONSOLIDATED:
As of December 31, 2004:
Total capital (to risk weighted assets)	$406,343	14.6%	$223,457	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	328,948	11.8%	111,729	4.0%	N/A	N/A
Tier 1 capital (to average assets)	328,948	10.1%	129,625	4.0%	N/A	N/A
As of December 31, 2003:
Total capital (to risk weighted assets)	$383,252	15.4%	$199,095	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	305,997	12.3%	99,547	4.0%	N/A	N/A
Tier 1 capital (to average assets)	305,997	10.4%	117,883	4.0%	N/A	N/A

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					To Be Categorized
					as Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands, except percentage amounts)
STERLING BANK:
As of December 31, 2004:
Total capital (to risk weighted assets)	$399,808	14.3%	$222,987	8.0%	$278,734	10.0%
Tier 1 capital (to risk weighted assets)	322,413	11.6%	111,494	4.0%	167,241	6.0%
Tier 1 capital (to average assets)	322,413	9.9%	129,387	4.0%	161,733	5.0%
As of December 31, 2003:
Total capital (to risk weighted assets)	$372,563	15.4%	$193,441	8.0%	$241,802	10.0%
Tier 1 capital (to risk weighted assets)	296,147	12.3%	96,721	4.0%	145,081	6.0%
Tier 1 capital (to average assets)	296,147	10.3%	115,542	4.0%	144,427	5.0%
      As discussed in Note 1, the Company adopted FIN 46R on January 1, 2004 and deconsolidated outstanding trust preferred securities from the Company’s Consolidated Financial Statements. However, trust preferred securities are still considered in calculating The Company’s Tier 1 capital ratios. On March 1, 2005, the Federal Reserve released final rules for the capital treatment of trust preferred securities. The rules, as applicable to us, would limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At December 31, 2004 approximately $62.2 million of the $82.5 million of trust preferred securities would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. There is a five-year transition period for banks to become compliant with the new rules. Additionally, the rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Under the final rules, the Company’s consolidated capital ratios at December 31, 2004 would have been:

Pro forma Ratio:
Total capital (to risk weighted assets)	14.6%
Tier 1 capital (to risk weighted assets)	11.1%
Tier 1 capital (to average assets)	9.6%
      Dividend restrictions — Dividends paid by the Bank and Sterling Bancshares are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $44.2 million and $87.5 million available for payment of dividends at December 31, 2004, by the Bank and Sterling Bancshares, respectively.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19.     DISCONTINUED OPERATIONS
      As discussed in Note 2, the Company sold its 80% interest in SCMC on September 30, 2003 to RBC Mortgage Company, an indirect subsidiary of the Royal Bank of Canada. SCMC’s operations were reported previously as the Company’s mortgage banking segment; which is now reported together with the net gain on sale as discontinued operations. As such the results of operations and cash flows of SCMC have been removed from the Company’s results of continuing operations for all periods presented. The results of SCMC presented as discontinued operations in the statement of income are as follows (in thousands except per share amount):

	For the Year Ended
	December 31,

	2003	2002

Net interest income (loss) after provision for credit losses	$(4,407)	$(2,318)
Noninterest income:
Gain on the sale of mortgage loans	34,621	32,385
Mortgage origination income	23,823	23,641
Gain on the sale of Sterling Capital Mortgage Company	47,783	—
Other	8,064	10,987

Total noninterest income	114,291	67,013

Noninterest expense:
Salaries and employee benefits	24,246	26,814
Occupancy expense	9,420	8,663
Technology	878	676
Professional fees	773	536
Postage and delivery charges	1,231	1,119
Mortgage servicing rights amortization and impairment	16,615	13,150
Minority interest expense for SCMC	40	842
Other	10,861	7,166

Total noninterest expense	64,064	58,966

Income from discontinued operations before income taxes	45,820	5,729
Provision for income taxes	25,064	2,361

Income from discontinued operations	$20,756	$3,368

Earnings per share from discontinued operations:
Basic	$0.47	$0.08

Diluted	$0.46	$0.08

      All assets and liabilities of SCMC were sold as of September 30, 2003. Thus these assets and liabilities are not included in the December 31, 2003 consolidated balance sheet.
20.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
      The estimated fair values of financial instruments were determined by management as of December 31, 2004 and 2003, and required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.
      The following methods and assumptions were used to estimate the fair value of cash and of financial instruments for which it is practicable to estimate that value:
      Cash and Short-term Investments — For cash and short-term investments, the carrying amount is a reasonable estimate of fair value.
      Securities — For securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
      Trading Assets — Securities bought with the anticipation of sale in the near term are carried at fair market value which equals quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
      Loans Held for Sale — For loans held for sale, fair value equals quoted market prices, if available. If a quoted market price is not available, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
      Loans Held for Investment — The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
      Deposit Liabilities — The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.
      Subordinated Debt — The subordinated debt is carried at fair value because this borrowing is hedged fully by an interest rate swap that reprices at market rates on a quarterly basis.
      Junior Subordinated Debt — For junior subordinated debentures, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar subordinated debentures.
      Short-Term Borrowings — Short-term borrowings are carried at fair value because these borrowings reprice at market rates generally within ninety days.
      Off-Balance Sheet Financial Instruments — The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. These amounts were not significant at the reporting dates.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short-term investments	$89,034	$89,034	$138,122	$138,122
Trading assets	36,720	36,720	172,825	172,825
Available-for-sale securities	540,704	540,704	522,936	522,936
Held-to-maturity securities	117,414	119,022	42,157	44,561
Loans held for sale	6,881	6,881	26,308	26,308
Loans held for investment	2,338,096	2,433,474	2,130,731	2,257,296
Less allowance for credit losses	(30,232)	(30,232)	(30,722)	(30,722)

Total	$3,098,617	$3,195,603	$3,002,357	$3,131,326

Financial liabilities:
Deposits	$2,443,967	$2,358,599	$2,418,369	$2,384,270
Junior subordinated debt	82,475	82,475	82,475	82,475
Subordinated debt	47,162	47,162	46,533	46,533
Interest rate swap	2,788	2,788	3,411	3,411
Short-term borrowings	420,575	420,599	324,160	324,160

Total	$2,996,967	$2,911,623	$2,874,948	$2,840,849

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
      The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$44,560	$41,837	$39,494	$40,206	$38,175	$43,988	$44,895	$44,325
Interest expense	8,794	7,586	7,148	7,185	6,932	8,255	9,161	8,800

Net interest income	35,766	34,251	32,346	33,021	31,243	35,733	35,734	35,525
Provision for credit losses	3,854	2,115	2,781	3,500	3,000	4,150	6,098	4,450

Net interest income after provision for credit losses	31,912	32,136	29,565	29,521	28,243	31,583	29,636	31,075
Noninterest income	6,133	6,795	10,777	7,217	7,429	7,478	7,087	11,276
Noninterest expense	30,967	29,495	30,085	29,062	27,892	27,929	27,504	28,091

Income from continuing operations before income taxes	7,078	9,436	10,257	7,676	7,780	11,132	9,219	14,260
Provision for income taxes	908	2,950	3,184	2,442	2,583	3,707	3,028	4,719

Income from continuing operations	6,170	6,486	7,073	5,234	5,197	7,425	6,191	9,541

Income (loss) from discontinued operations before income taxes	—	—	—	—	1,101	44,426	(2,534)	2,827
Provision (benefit) for income taxes	—	—	—	—	407	24,510	(984)	1,131

Income (loss) from discontinued operations	—	—	—	—	694	19,916	(1,550)	1,696

Net income	$6,170	$6,486	$7,073	$5,234	$5,891	$27,341	$4,641	$11,237

Earnings per share:
Basic	$0.14	$0.14	$0.16	$0.12	$0.13	$0.62	$0.11	$0.26

Diluted	$0.14	$0.14	$0.16	$0.12	$0.13	$0.61	$0.10	$0.25

Earnings per share from continuing operations:
Basic	$0.14	$0.14	$0.16	$0.12	$0.12	$0.17	$0.14	$0.22

Diluted	$0.14	$0.14	$0.16	$0.12	$0.12	$0.17	$0.14	$0.21

      Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

22.     PARENT-ONLY FINANCIAL STATEMENTS
STERLING BANCSHARES, INC.
(Parent Company Only)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003

	(In thousands)
ASSETS
Cash and cash equivalents	$2,358	$383
Accrued interest receivable and other assets	4,229	3,942
Goodwill	527	527
Investment in subsidiaries	386,116	367,892
Investment in Sterling Bancshares Capital Trusts	2,475	2,475

TOTAL ASSETS	$395,705	$375,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$58	$148
Junior subordinated debt	82,475	82,475

Total liabilities	82,533	82,623
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Convertible preferred stock	—	20
Common stock	45,068	44,642
Capital surplus	54,522	48,953
Retained earnings	213,814	197,819
Accumulated other comprehensive income (loss), net of tax	(232)	1,162

Total shareholders’ equity	313,172	292,596

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$395,705	$375,219

STERLING BANCSHARES, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

	(In thousands)
REVENUES:
Dividends received from bank subsidiaries	$10,095	$47,589	$12,650
Other income	193	191	333

Total revenues	10,288	47,780	12,983
EXPENSES:
Interest expense:
Notes payable	—	585	797
Junior subordinated debt	6,431	6,379	6,097
General and administrative	1,666	1,731	2,811

Total expenses	8,097	8,695	9,705
Income before equity in undistributed earnings of subsidiaries and income taxes	2,191	39,085	3,278
Equity in undistributed earnings of subsidiaries	20,009	7,084	30,021

Income before income tax benefit	22,200	46,169	33,299
Income tax benefit	2,763	2,941	3,252

Net income	$24,963	$49,110	$36,551

STERLING BANCSHARES, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,963	$49,110	$36,551
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(20,009)	(7,084)	(30,021)
Change in operating assets and liabilities:
Accrued interest receivable and other assets	(287)	1,246	(1,565)
Accrued interest payable and other liabilities	1	(194)	(263)

Net cash provided by operating activities	4,668	43,078	4,702
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Plaza Bank	—	(18,329)	—
Purchase of ENB Bankshares, Inc.	—	—	(10,376)
Proceeds from sale of Plaza Bank Charter	300	—	—
Capital contribution to Sterling Bancshares Capital Trust III	—	—	(967)
Capital contribution to Sterling Bancshares Statutory Trust One	—	—	(619)
Redemption of investment in Sterling Bancshares Capital Trust I	—	—	889
Capital investment in subsidiary banks	—	—	(12,000)

Net cash provided by (used in) investing activities	300	(18,329)	(23,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	—	(21,430)	(602)
Proceeds from issuance of common stock	5,975	4,940	2,098
Proceeds from issuance of preferred stock	—	—	242
Payments of cash dividends	(8,968)	(7,955)	(7,031)
Proceeds from issuance of junior subordinated debentures	—	—	52,836
Redemption of junior subordinated debentures	—	—	(29,639)

Net cash (used in) provided by financing activities	(2,993)	(24,445)	17,904

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,975	304	(467)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	383	79	546

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,358	$383	$79

EXHIBIT TABLE

Exhibit No.

2.1	Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, Inc. and CaminoReal Bancshares of Texas, Inc., as amended. [Incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]
2.2	Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]
2.3	Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]
2.4	Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]
2.5	Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]
2.6	Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo. [Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]
2.7	Stock Purchase Agreement dated as of July 16, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 15, 2003 (File No. 000-20750).]
2.8	Amendment No. 1 to Stock Purchase Agreement dated as of September 30, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 15, 2003 (File No. 000-20750).]
2.9	Agreement and Plan of Merger dated August 18, 2003 by and among Sterling Bancshares, Inc., SB 2003, Inc. and South Texas Capital Group, Inc. [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 (File No. 000-20750).]
3.1	Restated and Amended Articles of Incorporation of the Company, as amended. [Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 (File Nos. 333-55724, 333-55724-01, and 333-55724-02).]
3.2	Articles of Amendment to the Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]
3.3	Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 26, 2004 (File No. 000-20750).]
4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]
4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

Exhibit No.

4.3		First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]
4.4		9.20% Subordinated Deferrable Interest Debenture due March 21, 2031. [Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]
4.5		Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]
4.6		Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]
4.7		Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]
4.8		Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]
4.9		Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]
4.10		8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]
4.11		Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]
4.12		Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Noted due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]
10	.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]
10.2		1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]
10	.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]
10	.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]
10	.5*	Credit Agreement dated October 1, 2004 made by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000.
10	.6*	First Amendment to Credit Agreement dated as of March 8, 2005 by and between Sterling Bancshares, Inc. and Wells Fargo, National Association.
10	.7***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]
10	.8***	Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan [Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-105307).]
10	.9***	Consulting Agreement between Sterling Bancshares, Inc. and George Martinez executed on June 9, 2004 and effective as of June 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].

Exhibit No.

10	.10***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

Daryl D. Bohls Danny L. Buck Wanda S. Dalton Clinton Dunn James W. Goolsby, Jr.	Travis Jaggers Graham B. Painter Stephen C. Raffaele Mike Skowronek

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].
10.11***	Form of Restricted Stock Agreement [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005(File No. 000-207500).]
10.12***	Form of Incentive Stock Agreement [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]
10.13***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]
10.14***	Short Term Incentive Program for Shared Services.
10.15***	Short Term Incentive Program for Bank Offices.
21*	Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1*	Certification of J. Downey Bridgwater, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * As filed herewith.
 ** As furnished herewith.
*** Management Compensation Agreement