Form 10-K/A
period 2004-12-31
STERLING BANCSHARES INC
filed 2005-03-14
CIK 891098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-20750

STERLING BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-2175590 (I.R.S. employer identification number)

2550 North Loop West, Suite 600 Houston, Texas (Address of principal executive offices)	77092 (Zip Code)

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

EXPLANATORY NOTE
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Credit Agreement
First Amendment to Credit Agreement
Certification, President and CEO, pursuant to Section 302
Certification, Exec. VP and CFO, pursuant to Section 302

EXPLANATORY NOTE

     We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed on March 9, 2005, for the purpose of filing two exhibits listed in the exhibit index in Part IV, Item 15, that due to an edgarization error were inadvertently omitted. We are filing this Amendment No. 1 on Form 10-K/A to include Exhibits 10.5 and 10.6. No revisions have been made to the financial statements or disclosures included in the original Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of documents filed as part of this report

         3.    Exhibits.

Exhibit No.

2.1	Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, Inc. and CaminoReal Bancshares of Texas, Inc., as amended. [Incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]

2.3	Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.4	Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]

2.5	Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

2.6	Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo. [Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.7	Stock Purchase Agreement dated as of July 16, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.8	Amendment No. 1 to Stock Purchase Agreement dated as of September 30, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.9	Agreement and Plan of Merger dated August 18, 2003 by and among Sterling Bancshares, Inc., SB 2003, Inc. and South Texas Capital Group, Inc. [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company, as amended. [Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 (File Nos. 333-55724, 333-55724-01, and 333-55724-02).]

2

Exhibit No.

3.2	Articles of Amendment to the Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

3.3	Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 26, 2004 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	9.20% Subordinated Deferrable Interest Debenture due March 21, 2031. [Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.5	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.8	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.11	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Note due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

10.1(4)	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3(4)	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4(4)	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5(1)	Credit Agreement dated October 1, 2004 made by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000.

3

Exhibit No.

10.6(1)	First Amendment to Credit Agreement dated as of March 8, 2005 by and between Sterling Bancshares, Inc. and Wells Fargo, National Association.

10.7(4)	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.8(4)	Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan [Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-105307).]

10.9(4)	Consulting Agreement between Sterling Bancshares, Inc. and George Martinez executed on June 9, 2004 and effective as of June 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207500)].

10.10(4)	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

Daryl D. Bohls Danny L. Buck Wanda S. Dalton Clinton Dunn James W. Goolsby, Jr.	Travis Jaggers Graham B. Painter Stephen C. Raffaele Mike Skowronek

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207500)].

10.11(4)	Form of Restricted Stock Agreement [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.12(4)	Form of Incentive Stock Agreement [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.13(4)	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]

10.14(2),(4)	Short Term Incentive Program for Shared Services.

10.15(2),(4)	Short Term Incentive Program for Bank Offices.

21(2)	Subsidiaries of the Company

23.1(2)	Consent of Deloitte & Touche LLP, Independent Auditors

31.1(1)	Certification of J. Downey Bridgwater, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) As filed herewith.
(2) Previously filed.
(3) Previously furnished.
(4) Management Compensation Agreement.

4

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCSHARES, INC.
DATE: March 14, 2005	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater,
Chief Executive Officer and President

5

EXHIBIT TABLE

Exhibit No.

2.1	Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, Inc. and CaminoReal Bancshares of Texas, Inc., as amended. [Incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]

2.3	Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.4	Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]

2.5	Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

2.6	Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo. [Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.7	Stock Purchase Agreement dated as of July 16, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.8	Amendment No. 1 to Stock Purchase Agreement dated as of September 30, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.9	Agreement and Plan of Merger dated August 18, 2003 by and among Sterling Bancshares, Inc., SB 2003, Inc. and South Texas Capital Group, Inc. [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company, as amended. [Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 (File Nos. 333-55724, 333-55724-01, and 333-55724-02).]

3.2	Articles of Amendment to the Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

3.3	Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 26, 2004 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

Exhibit No.

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	9.20% Subordinated Deferrable Interest Debenture due March 21, 2031. [Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.5	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.8	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.11	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Note due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

10.1(4)	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3(4)	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4(4)	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5(1)	Credit Agreement dated October 1, 2004 made by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000.

10.6(1)	First Amendment to Credit Agreement dated as of March 8, 2005 by and between Sterling Bancshares, Inc. and Wells Fargo, National Association.

10.7(4)	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.8(4)	Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan [Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-105307).]

Exhibit No.

10.9(4)	Consulting Agreement between Sterling Bancshares, Inc. and George Martinez executed on June 9, 2004 and effective as of June 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207500)].

10.10(4)	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

Daryl D. Bohls Danny L. Buck Wanda S. Dalton Clinton Dunn James W. Goolsby, Jr.	Travis Jaggers Graham B. Painter Stephen C. Raffaele Mike Skowronek

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207500)].

10.11(4)	Form of Restricted Stock Agreement [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.12(4)	Form of Incentive Stock Agreement [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.13(4)	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]

10.14(2),(4)	Short Term Incentive Program for Shared Services.

10.15(2),(4)	Short Term Incentive Program for Bank Offices.

21(2)	Subsidiaries of the Company

23.1(2)	Consent of Deloitte & Touche LLP, Independent Auditors

31.1(1)	Certification of J. Downey Bridgwater, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) As filed herewith.
(2) Previously filed.
(3) Previously furnished.
(4) Management Compensation Agreement.