Form 10-Q
period 2005-03-31
STERLING BANCSHARES INC
filed 2005-05-09
CIK 891098

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                           --------------------------

                                   FORM 10 - Q

                           --------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to ________________

                         COMMISSION FILE NUMBER: 0-20750

                         -------------------------------

                            STERLING BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                           74-2175590
   (State or other jurisdiction of                          (I.R.S.Employer
   incorporation or organization)                        Identification Number)

    2550 NORTH LOOP WEST, SUITE 600
            HOUSTON, TEXAS                                       77092
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

As of May 3, 2005, there were outstanding 45,243,415 shares of common stock, par value $1.00 per share, of the registrant.

================================================================================

                            STERLING BANCSHARES, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets                                                               2
         Consolidated Statements of Income                                                         3
         Consolidated Statements of Shareholders' Equity                                           4
         Consolidated Statements of Cash Flows                                                     5
         Notes to Consolidated Financial Statements                                                6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    15
Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               26
Item 4.  Controls and Procedures                                                                  26

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        26
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                              26
Item 3.  Defaults Upon Senior Securities                                                          26
Item 4.  Submission of Matters to a Vote of Security Holders                                      26
Item 5.  Other Information                                                                        26
Item 6.  Exhibits                                                                                 26
SIGNATURES                                                                                        28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (In thousands, except share amounts)

                                                                                             MARCH 31,       DECEMBER 31,
                                                                                               2005             2004
                                                                                            -----------      ------------
ASSETS
Cash and cash equivalents                                                                   $   103,774      $    88,439
Interest-bearing deposits in financial institutions                                               1,067              595
Trading assets                                                                                   13,639           36,720
Available-for-sale securities, at fair value                                                    554,054          540,704
Held-to-maturity securities, at amortized cost                                                  119,704          117,414

Loans held for sale                                                                              10,611            6,881
Loans held for investment                                                                     2,436,426        2,338,096
                                                                                            -----------      -----------
   Total loans                                                                                2,447,037        2,344,977
Allowance for credit losses                                                                     (31,594)         (30,232)
                                                                                            -----------      -----------
   Loans, net                                                                                 2,415,443        2,314,745

Premises and equipment, net                                                                      39,126           40,171
Real estate acquired by foreclosure                                                                 957            1,536
Goodwill                                                                                         62,480           62,480
Core deposit intangibles, net                                                                     1,727            1,839
Accrued interest receivable                                                                      12,759           11,964
Other assets                                                                                    119,825          119,463
                                                                                            -----------      -----------
TOTAL ASSETS                                                                                $ 3,444,555      $ 3,336,070
                                                                                            ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Noninterest-bearing demand                                                               $   888,384      $   884,017
   Interest-bearing demand                                                                      995,462          970,281
   Certificates and other time deposits                                                         610,017          589,669
                                                                                            -----------      -----------
     Total deposits                                                                           2,493,863        2,443,967
Short-term borrowings                                                                           476,315          420,575
Subordinated debt                                                                                46,027           47,162
Junior subordinated debt                                                                         82,475           82,475
Accrued interest payable and other liabilities                                                   30,967           28,719
                                                                                            -----------      -----------
   Total liabilities                                                                          3,129,647        3,022,898

COMMITMENTS AND CONTINGENCIES                                                                         -                -

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued
     and outstanding at March 31, 2005 and December 31, 2004, respectively                            -                -
   Common stock, $1 par value, 100,000,000 shares authorized, 45,217,078 and 45,068,048
     issued and outstanding at March 31, 2005 and December 31, 2004, respectively                45,217           45,068
   Capital surplus                                                                               55,976           54,522
   Retained earnings                                                                            218,865          213,814
   Accumulated other comprehensive loss, net of tax                                              (5,150)            (232)
                                                                                            -----------      -----------
        Total shareholders' equity                                                              314,908          313,172
                                                                                            -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 3,444,555      $ 3,336,070
                                                                                            ===========      ===========

See Notes to Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                              2005        2004
                                                             -------     -------
Interest income:
   Loans, including fees                                     $39,881     $33,234
   Securities:
     Taxable                                                   6,155       5,020
     Non-taxable                                                 628         455
   Trading assets                                                312       1,462
   Federal funds sold                                             37          20
   Deposits in financial institutions                              9          15
                                                             -------     -------
        Total interest income                                 47,022      40,206
                                                             -------     -------
Interest expense:
   Demand and savings deposits                                 1,774         953
   Certificates and other time deposits                        3,372       3,365
   Short-term borrowings                                       2,690         681
   Subordinated debt                                             787         595
   Junior subordinated debt                                    1,660       1,591
                                                             -------     -------
        Total interest expense                                10,283       7,185
                                                             -------     -------
NET INTEREST INCOME                                           36,739      33,021
Provision for credit losses                                    3,340       3,500
                                                             -------     -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES         33,399      29,521
                                                             -------     -------
Noninterest income:
   Customer service fees                                       2,896       3,921
   Net gain on the sale of securities                             85         143
   Net gain on trading assets                                     82         348
   Other                                                       3,584       2,805
                                                             -------     -------
        Total noninterest income                               6,647       7,217
                                                             -------     -------
Noninterest expense:
   Salaries and employee benefits                             17,181      17,687
   Occupancy expense                                           3,642       3,597
   Technology                                                  1,214       1,388
   Professional fees                                           1,296       1,062
   Postage, delivery and supplies                                750         875
   Marketing                                                     645         386
   Core deposit intangibles amortization                         112         124
   Other                                                       3,892       3,943
                                                             -------     -------
        Total noninterest expense                             28,732      29,062
                                                             -------     -------
Income before income taxes                                    11,314       7,676
   Provision for income taxes                                  3,556       2,442
                                                             -------     -------
NET INCOME                                                   $ 7,758     $ 5,234
                                                             =======     =======
EARNINGS PER SHARE:
   BASIC                                                     $  0.17     $  0.12
                                                             =======     =======
   DILUTED                                                   $  0.17     $  0.12
                                                             =======     =======

See Notes to Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)


                                                           CONVERTIBLE                                       ACCUMULATED
                                                         PREFERRED STOCK  COMMON STOCK                          OTHER
                                                         --------------- --------------  CAPITAL  RETAINED  COMPREHENSIVE
                                                          SHARES AMOUNT  SHARES  AMOUNT  SURPLUS  EARNINGS   INCOME (LOSS)  TOTAL
                                                         ------- ------- ------ -------  -------  --------  -------------- --------
BALANCE AT JANUARY 1, 2004                                    20  $  20  44,642 $44,642  $48,953  $197,819      $  1,162   $292,596

   Comprehensive income:
     Net income                                                                                      5,234                    5,234
     Net change in unrealized gains and losses on
         available-for-sale securities, net of taxes
         of $1,702                                                                                                 3,161      3,161
     Less: Reclassification adjustment for gains
         included in net income, net of taxes of ($50)                                                               (93)       (93)
                                                                                                                           --------
        Total comprehensive income                                                                                            8,302
                                                                                                                           --------
   Issuance of common stock                                                 114     114    1,083                              1,197
   Cash dividends paid                                                                              (2,235)                  (2,235)
                                                          ------  -----  ------ -------  -------  --------      --------   --------
BALANCE AT MARCH 31, 2004                                     20  $  20  44,756 $44,756  $50,036  $200,818      $  4,230   $299,860
                                                          ======  =====  ====== =======  =======  ========      ========   ========

BALANCE AT JANUARY 1, 2005                                     -  $   -  45,068 $45,068  $54,522  $213,814      $   (232)  $313,172

   Comprehensive income:
     Net income                                                                                      7,758                    7,758
     Net change in unrealized gains and losses on
         available-for-sale securities, net of taxes
         of ($2,618)                                                                                              (4,863)    (4,863)
     Less: Reclassification adjustment for gains
         included in net income, net of taxes of ($30)                                                               (55)       (55)
                                                                                                                           --------
        Total comprehensive income                                                                                            2,840
                                                                                                                           --------
   Issuance of common stock                                                 149     149    1,454                              1,603
   Cash dividends paid                                                                              (2,707)                  (2,707)
                                                          ------  -----  ------ -------  -------  --------      --------   --------
BALANCE AT MARCH 31, 2005                                      -  $   -  45,217 $45,217  $55,976  $218,865      $ (5,150)  $314,908
                                                          ======  =====  ====== =======  =======  ========      ========   ========

See Notes to Consolidated Financial Statements.

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                           2005            2004
                                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $   7,758      $   5,234
   Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization and accretion of premiums and discounts on securities, net                745          2,467
        Net gain on the sale of securities                                                     (85)          (143)
        Net gain on the sale of premises and equipment                                         (13)             -
        Net gain on trading assets                                                             (82)          (348)
        Provision for credit losses                                                          3,340          3,500
        Writedowns, less gains on sale, of real estate acquired by foreclosure                 (16)            (2)
        Depreciation and amortization                                                        1,926          2,286
        Proceeds from sales of trading assets                                               62,437        145,838
        Purchases of trading assets                                                        (42,218)      (111,116)
        Proceeds from principal paydowns of trading securities                                 386            828
        Net increase in loans held for sale                                                 (3,730)        (2,409)
        Net decrease (increase) in accrued interest receivable and other assets              1,489           (950)
        Net increase (decrease) in accrued interest payable and other liabilities            1,112        (16,633)
                                                                                         ---------      ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                         33,049         28,552

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the maturities or calls of securities and paydowns of
     held-to-maturity securities                                                             6,591          3,073
   Proceeds from the sale of available-for-sale securities                                  35,443         11,647
   Proceeds from maturities and paydowns of available-for-sale securities                   32,174         39,480
   Purchases of available-for-sale securities                                              (86,580)       (68,342)
   Purchases of held-to-maturity securities                                                 (8,934)             -
   Net (increase) decrease in loans held for investment                                   (100,454)         3,685
   Proceeds from sale of real estate acquired by foreclosure                                   741            804
   Net (increase) decrease in interest-bearing deposits in financial institutions             (472)            34
   Proceeds from sale of premises and equipment                                                 15          3,551
   Purchase of premises and equipment                                                         (770)        (5,743)
                                                                                         ---------      ---------
          NET CASH USED IN INVESTING ACTIVITIES                                           (122,246)       (11,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                                 49,896         87,983
   Net increase (decrease) in short-term borrowings                                         55,740       (122,210)
   Proceeds from issuance of common stock and preferred stock                                1,603          1,197
   Dividends paid                                                                           (2,707)        (2,235)
                                                                                         ---------      ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              104,532        (35,265)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        15,335        (18,524)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                      88,439        136,764
                                                                                         ---------      ---------
   End of period                                                                         $ 103,774      $ 118,240
                                                                                         =========      =========
SUPPLEMENTAL INFORMATION:
   Income taxes paid                                                                     $       -      $  19,842
   Interest paid                                                                             9,910          6,911
   Noncash investing and financing activities-
     Acquisitions of real estate through foreclosure of collateral                             146            175

See Notes to Consolidated Financial Statements

                   STERLING BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements are unaudited and include the accounts of Sterling Bancshares, Inc. and its subsidiaries (the "Company") except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. The Company's accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company's 2004 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period classifications. These reclassifications had no affect on net income or shareholders' equity.

RECENT ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. It specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the Financial Accounting Standards Board deferred the effective date of this Issue's guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue's guidance is pending the issuance of a final FASB Staff Position ("FSP") relating to the draft FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003.

SFAS No. 123R, Share-Based Payment (Revised 2004) establishes standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The effective date for adoption of SFAS 123R was deferred by the Securities and Exchange Commission ("SEC") in April 2005. SFAS 123R is now effective for the beginning of the next fiscal year that begins after June 15, 2005. SFAS 123R eliminates the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company plans to transition to fair value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of March 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax compensation cost of approximately $550 thousand in 2006 as a result of the adoption of SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS 123R and the SEC rules and regulations. Additionally, SAB 107 provides the staff's views on certain issues including assumptions such as expected volatility and expected term used in the valuation of share-based arrangements by public companies, share-based payment transactions with nonemployees, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R.

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation plans using the intrinsic value-based method of accounting, as permitted, and discloses pro forma information as if accounted for using the fair value-based method as prescribed by accounting principles. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

On a pro-forma basis, if compensation cost for the Company's stock-based compensation plans had been determined based on the fair value method there would have been no material impact on the Company's reported net income or earnings per share. Pro forma information regarding net income and earnings per share has been determined as if the Company accounted for its employee stock option plans under the fair value-based method. The following table shows information related to stock-based compensation in both the reported and pro-forma earnings per share amounts (dollars in thousands except for per share amounts):

                                                             THREE MONTHS ENDED MARCH 31,
                                                                  2005           2004
                                                             -------------   ------------
Net income, as reported                                         $    7,758   $   5,234

Add: Stock-based employee compensation expense
included in reported net income, net of related taxes                    -         160

Less: Total stock-based employee compensation
expense determined under fair value-based method,
net of related taxes                                                  (131)       (368)
                                                                ----------   ---------
Pro-forma net income                                            $    7,627   $   5,026
                                                                ==========   =========

Earnings per share:
   Basic- as reported                                           $     0.17   $    0.12
                                                                ==========   =========
   Basic- pro-forma                                             $     0.17   $    0.11
                                                                ==========   =========

   Diluted - as reported                                        $     0.17   $    0.12
                                                                ==========   =========
   Diluted - pro-forma                                          $     0.17   $    0.11
                                                                ==========   =========

The Company expects to adopt the provisions of SFAS No. 123R, "Share-Based Payment (Revised 2004)," on January 1, 2006. See Recent Accounting Standards above.

2. SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

                                                                    MARCH 31, 2005
                                                  --------------------------------------------------
                                                                 GROSS        GROSS
                                                  AMORTIZED    UNREALIZED   UNREALIZED
                                                    COST         GAINS        LOSSES      FAIR VALUE
                                                  ---------    ----------   ----------    ----------
AVAILABLE-FOR-SALE
Obligations of the U.S Treasury and other
   U.S. government agencies                       $  7,721       $      -     $    (48)     $  7,673
Obligations of states of the U.S. and
   political subdivisions                            3,097             60           (1)        3,156
Mortgage-backed securities and collateralized
   mortgage obligations                            536,962            688       (8,700)      528,950
Other securities                                    14,197            370         (292)       14,275
                                                  --------       --------     --------      --------
Total                                             $561,977       $  1,118     $ (9,041)     $554,054
                                                  ========       ========     ========      ========
HELD-TO-MATURITY
Obligations of states of the U.S. and             $ 60,449       $  1,234     $   (291)     $ 61,392
   political subdivisions
Mortgage-backed securities and collateralized
   mortgage obligations                             59,255             10         (672)       58,593
                                                  --------       --------     --------      --------
Total                                             $119,704       $  1,244     $   (963)     $119,985
                                                  ========       ========     ========      ========

                                                                  DECEMBER 31, 2004
                                                 ---------------------------------------------------
                                                                  GROSS       GROSS
                                                  AMORTIZED    UNREALIZED   UNREALIZED
                                                    COST          GAINS       LOSSES      FAIR VALUE
                                                  ---------    ----------   ----------    ----------
AVAILABLE-FOR-SALE
Obligations of the U.S Treasury and other
   U.S. government agencies                       $  8,254       $      -     $    (60)     $  8,194
Obligations of states of the U.S. and
   political subdivisions                            4,035             99           (1)        4,133
Mortgage-backed securities and collateralized
   mortgage obligations                            516,865          2,112       (2,652)      516,325
Other securities                                    11,908            354         (210)       12,052
                                                  --------       --------     --------      --------
Total                                             $541,062       $  2,565     $ (2,923)     $540,704
                                                  ========       ========     ========      ========
HELD-TO-MATURITY
Obligations of states of the U.S. and
   political subdivisions                         $ 61,956       $  1,928     $    (71)     $ 63,813
Mortgage-backed securities and collateralized
   mortgage obligations                             55,458             57         (306)       55,209
                                                  --------       --------     --------      --------
Total                                             $117,414       $  1,985     $   (377)     $119,022
                                                  ========       ========     ========      ========

The contractual maturities of securities available-for-sale and securities held-to-maturity at March 31, 2005, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

                                            AVAILABLE-FOR-SALE         HELD-TO-MATURITY
                                          ----------------------    ----------------------
                                          AMORTIZED                 AMORTIZED
                                            COST      FAIR VALUE       COST     FAIR VALUE
                                          ---------   ----------    ---------   ----------
Due in one year or less                    $    819     $    823     $  4,159     $  4,203
Due after one year through five years         8,856        8,836       26,054       27,090
Due after five years through ten years        1,143        1,170       29,665       29,528
Due after ten years                               -            -          571          571
Mortgage-backed securities and
   collateralized mortgage obligations      536,962      528,950       59,255       58,593
Other securities                             14,197       14,275            -            -
                                           --------     --------     --------     --------
Total                                      $561,977     $554,054     $119,704     $119,985
                                           ========     ========     ========     ========

The following table summarizes the proceeds received and gross realized gains and losses on the sales of the available-for-sale securities (dollars in thousands):

                                               THREE MONTHS ENDED MARCH 31,
                                                   2005          2004
                                                 --------      --------
               Proceeds from sales and calls     $ 35,443      $ 11,647
               Gross realized gains                   138           143
               Gross realized losses                  (53)            -

Securities with unrealized losses segregated by length of impairment, were as follows (dollars in thousands):

                                                                             MARCH 31,2005
                                              ----------------------------------------------------------------------------
                                                       LESS THAN 12 MONTHS                    MORE THAN 12 MONTHS
                                              -------------------------------------   ------------------------------------
                                                             GROSS                                   GROSS
                                              AMORTIZED    UNREALIZED                 AMORTIZED    UNREALIZED      FAIR
                                                COST         LOSSES      FAIR VALUE     COST         LOSSES        VALUE
                                              ---------    ----------    ----------   ---------    ----------     --------
AVAILABLE-FOR-SALE
Obligations of the U.S Treasury and other
   U.S. government agencies                    $  7,720     $    (48)     $  7,672     $      -     $      -      $      -
Obligations of states of the U.S. and
   political subdivisions                           126           (1)          125            -            -             -
Mortgage-backed securities and
   collateralized mortgage obligations          489,252       (8,606)      480,646        4,808          (94)        4,714
Other securities                                      -            -             -        6,039         (292)        5,747
                                               --------     --------      --------     --------     --------      --------
Total                                          $497,098     $ (8,655)     $488,443     $ 10,847     $   (386)     $ 10,461
                                               ========     ========      ========     ========     ========      ========

HELD-TO-MATURITY
Obligations of states of the U.S. and
   political subdivisions                      $ 21,666     $   (291)     $ 21,375     $      -     $      -      $      -
Mortgage-backed securities and
   collateralized mortgage obligations           57,547         (672)       56,875            -            -             -
                                               --------     --------      --------     --------     --------      --------
Total                                          $ 79,213     $   (963)     $ 78,250     $      -     $      -      $      -
                                               ========     ========      ========     ========     ========      ========

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. Management believes that the unrealized losses on the Company's securities portfolio were caused primarily by interest rate increases. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

The Company does not own any securities of any one issuer (other than U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at March 31, 2005.

Securities with carrying values totaling $365.5 million and fair values totaling $361.9 million at March 31, 2005 were pledged to secure public deposits.

3. LOANS

The loan portfolio is classified by major type as follows (dollars in thousands):

                                                        MARCH 31,              DECEMBER 31,
                                                          2005                    2004
                                                ----------------------   ----------------------
                                                    AMOUNT         %        AMOUNT         %
                                                -------------   ------   ------------    ------
Loans held for sale                             $      10,611     0.4%   $      6,881       0.3%
Loans held for investment
   Domestic
     Commercial and industrial                        699,125    28.6%        682,209      29.1%
     Real estate:
        Commercial                                  1,061,240    43.4%      1,015,114      43.3%
        Construction                                  400,852    16.4%        363,044      15.5%
        Residential mortgage                          174,250     7.1%        179,623       7.7%
     Consumer/other                                    68,737     2.8%         72,997       3.1%
   Foreign
     Commercial and industrial                         28,688     1.2%         21,785       0.9%
     Other loans                                        3,534     0.1%          3,324       0.1%
                                                -------------   -----    ------------     -----
Total loans held for investment                     2,436,426    99.6%      2,338,096      99.7%
                                                -------------   -----    ------------     -----
Total loans                                     $   2,447,037   100.0%   $  2,344,977     100.0%
                                                =============   =====    ============     =====

Loan maturities and rate sensitivities of the loans held for investment excluding real estate - residential mortgage and consumer loans, at March 31, 2005 are as follows (in thousands):

                                                       DUE AFTER
                                                        ONE YEAR
                                        DUE IN ONE    THROUGH FIVE  DUE AFTER
                                       YEAR OR LESS      YEARS      FIVE YEARS    TOTAL
                                       ------------   ------------  ----------  ---------
Commercial and industrial               $  531,159     $159,709       $  8,257  $  699,125
Real estate - commercial                   710,108      277,307         73,825   1,061,240
Real estate - construction                 324,103       58,561         18,188     400,852
Foreign loans                               12,404       19,811              7      32,222
                                        ----------     --------       --------  ----------
Total                                   $1,577,774     $515,388       $100,277  $2,193,439
                                        ==========     ========       ========  ==========

Loans with a fixed interest rate        $  219,592     $475,016       $ 94,477  $  789,085
Loans with a floating interest rate      1,358,182       40,372          5,800   1,404,354
                                        ----------     --------       --------  ----------
Total                                   $1,577,774     $515,388       $100,277  $2,193,439
                                        ==========     ========       ========  ==========

The loan portfolio consists of loans made principally to borrowers located in the Houston, San Antonio, and Dallas metropolitan areas. As of March 31, 2005, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

As of March 31, 2005 and December 31, 2004, loans from Sterling Bank outstanding to directors, officers and their affiliates were $14.9 million and $15.3 million, respectively. In the opinion of management, all transactions entered into between Sterling Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons. For the three months ended March 31, 2005, total principal payments were $382 thousand related to these loans. There were no new related party loans originated during the first quarter of 2005.

The recorded investment in impaired loans is $18.8 million and $21.8 million, at March 31, 2005 and December 31, 2004, respectively. Such impaired loans required an allowance for credit losses of approximately $6.8 million and $6.7 million, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2005 and 2004 was $17.4 million and $28.7 million, respectively. Interest income on impaired loans of $25 thousand and $5 thousand was recognized for cash payments received for the three months ended March 31, 2005 and 2004, respectively.

Included in impaired loans are nonperforming loans of $17.9 million and $20.6 million at March 31, 2005 and December 31, 2004, respectively, which have been categorized by management as nonaccrual. For the three months ended March 31, 2005, interest foregone on nonaccrual loans was approximately $537 thousand. The Company did not have any restructured loans as of March 31, 2005 or December 31, 2004.

When management doubts a borrower's ability to meet payment obligations, typically when principal or interest payment are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $1.9 million and $2.4 million at March 31, 2005 and December 31, 2004, respectively.

4. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         2005          2004
                                       --------      --------
Balance at beginning of the period     $ 30,232      $ 30,722

   Loans charged-off                      2,365         8,368
   Loan recoveries                         (387)         (755)
                                       --------      --------
     Net loans charged-off                1,978         7,613

   Provision for credit losses            3,340         3,500
                                       --------      --------
Balance at end of the period           $ 31,594      $ 26,609
                                       ========      ========

5. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2004, and the period ended March 31, 2005, are as follows (in thousands):

                                       HOUSTON    SAN ANTONIO    DALLAS      TOTAL
                                       -------    -----------    ------     --------
Balance, January 1, 2004               $29,613     $ 27,658      $5,662     $ 62,933
   Plaza Bank goodwill adjustments           -         (453)          -         (453)
                                       -------     --------      ------     --------
Balance, December 31, 2004              29,613       27,205       5,662       62,480
   Goodwill adjustments                      -            -           -            -
                                       -------     --------      ------     --------
Balance, March 31, 2005                $29,613     $ 27,205      $5,662     $ 62,480
                                       =======     ========      ======     ========

Management performs an annual evaluation of whether any impairment of the goodwill and other intangibles has occurred, if any such impairment is determined, a writedown is recorded. As of March 31, 2005, there were no impairments recorded on goodwill.

The changes in the carrying amounts of core deposit intangibles for the year ended December 31, 2004, and three months ended March 31, 2005, are as follows (in thousands):

                                                CORE
                                               DEPOSIT
                                             INTANGIBLES
                                             -----------
               Balance, January 1, 2004       $ 2,326
                  Amortization expense           (487)
                                              -------
               Balance, December 31, 2004       1,839
                  Amortization expense           (112)
                                              -------
               Balance, March 31, 2005        $ 1,727
                                              =======

6. EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") were computed based on the following (in thousands, except per share amounts):

                                              THREE MONTHS ENDED MARCH 31,
                                                   2005        2004
                                                 -------     -------
Net income                                       $ 7,758     $ 5,234
Basic:
   Weighted average shares outstanding            45,131      44,700
Diluted:
   Add incremental shares for:
     Assumed exercise of outstanding options         466         471
     Assumed conversion of preferred stock             -          20
                                                 -------     -------
Total                                             45,597      45,191
                                                 =======     =======
Earnings per share:
   Basic                                         $  0.17     $  0.12
                                                 =======     =======
   Diluted                                       $  0.17     $  0.12
                                                 =======     =======

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock were determined assuming applicable performance goals had been met. The calculation of the diluted EPS excludes 98,421 and 262,860 options outstanding during the three months ended March 31, 2005 and 2004, respectively which were antidilutive.

7. COMMITMENTS AND CONTINGENCIES

LEASES - The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $871 thousand and $690 thousand for the three months ended March 31, 2005 and 2004. There have been no significant changes in future minimum lease payments by the Company since December 31, 2004. Refer to the 2004 Form 10-K for information regarding these commitments.

LITIGATION - The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters is not expected to have a material adverse impact on the Consolidated Financial Statements.

SEVERANCE AND NON-COMPETITION AGREEMENTS - The Company has entered into severance and non-competition agreements with certain executive officers. Under these agreements, upon a termination of employment under the circumstances described in the agreements, each executive officer would receive: (i) two years' base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement);
(iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20,000 in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of these instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance sheet instruments.

The following is a summary of the various financial instruments entered into by the Company (in thousands):

                                 MARCH 31,   DECEMBER 31,
                                   2005         2004
                                 --------    -----------
Commitments to extend credit     $668,090     $657,740
Standby letters of credit          43,028       28,435

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company, upon extension of credit, is based on management's credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk to the Company in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers

Off-balance sheet arrangements also include the Trust Preferred Securities, which have been deconsolidated in this report as required. Refer to the 2004 Form 10-K for information regarding these Trust Preferred Securities.

9. REGULATORY MATTERS

CAPITAL REQUIREMENTS - The Company is subject to various regulatory capital requirements administered by the state and federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Sterling Bank must meet specific capital guidelines based on its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amount and classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators.

To meet the capital adequacy requirements, Sterling Bancshares and Sterling Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of March 31, 2005 and December 31, 2004, that Sterling Bancshares and Sterling Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as "well capitalized" under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed Sterling Bank's category.

                                                                                           TO BE CATEGORIZED AS
                                                                                          WELL CAPITALIZED UNDER
                                                                         FOR CAPITAL        PROMPT CORRECTIVE
                                                     ACTUAL           ADEQUACY PURPOSES     ACTION PROVISIONS
                                             --------------------     -----------------   ----------------------
                                              AMOUNT        RATIO      AMOUNT     RATIO     AMOUNT       RATIO
                                              ------        -----      ------     -----   ---------     --------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGE AMOUNTS)
CONSOLIDATED:
As of March 31, 2005:
Total capital (to risk weighted assets)      $413,282       14.0%     $236,152     8.0%          N/A      N/A
Tier 1 capital (to risk weighted assets)      335,660       11.4%      118,076     4.0%          N/A      N/A
Tier 1 capital (to average assets)            335,660       10.1%      133,128     4.0%          N/A      N/A

As of December 31, 2004:
Total capital (to risk weighted assets)      $406,343       14.6%     $223,457     8.0%          N/A      N/A
Tier 1 capital (to risk weighted assets)      328,948       11.8%      111,729     4.0%          N/A      N/A
Tier 1 capital (to average assets)            328,948       10.1%      129,625     4.0%          N/A      N/A

STERLING BANK:
As of March 31, 2005:
Total capital (to risk weighted assets)      $407,431       13.8%     $235,680     8.0%     $294,600     10.0%
Tier 1 capital (to risk weighted assets)      329,809       11.2%      117,840     4.0%      176,760      6.0%
Tier 1 capital (to average assets)            329,809        9.9%      133,390     4.0%      166,737      5.0%

As of December 31, 2004:
Total capital (to risk weighted assets)      $399,808       14.3%     $222,987     8.0%     $278,734     10.0%
Tier 1 capital (to risk weighted assets)      322,413       11.6%      111,494     4.0%      167,241      6.0%
Tier 1 capital (to average assets)            322,413        9.9%      129,387     4.0%      161,733      5.0%

On January 1, 2004 the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company's Tier 1 capital ratios. On March 1, 2005, the Federal Reserve released final rules for the capital treatment of trust preferred securities. The rules, as applicable to the Company, limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At March 31, 2005 approximately $63.9 million of the $82.5 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. There is a five-year transition period for banks to become compliant with the new rules. Additionally, the rules provide that trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. Under the final rules, the Company's consolidated capital ratios at March 31, 2005 would have been:

                         Pro forma ratio:
                         Total capital (to risk weighted assets)           14.0%
                         Tier 1 capital (to risk weighted assets)          10.8%
                         Tier 1 capital (to average assets)                 9.6%

DIVIDEND RESTRICTIONS - Dividends paid by Sterling Bank and Sterling Bancshares are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $21.5 million and $63.0 million available for payment of dividends at March 31, 2005, by Sterling Bank and Sterling Bancshares, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may contain certain statements relating to the future results of the Company based upon information currently available. These "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act) are typically identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements reflect our expectation or predictions of future conditions, events or results based on information currently available and involve risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the following:

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

      - the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry;

      - competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

      - the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and other regulatory agencies; and

      - the effect of fiscal and governmental policies of the United States federal government.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events, such as market deterioration that adversely affects credit quality and asset values.

For additional discussion of such risks, uncertainties and assumptions, see the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

OVERVIEW

We are a bank holding company headquartered in Houston, Texas that provides a range of commercial and consumer banking services through our subsidiary, Sterling Bank. We operate 36 banking offices in the greater metropolitan areas of Houston, San Antonio and Dallas. At March 31, 2005, the Company had consolidated total assets of $3.4 billion, total loans of $2.4 billion, deposits of $2.5 billion and shareholders' equity of $314.9 million.

We reported net income of $7.8 million for the first quarter ended March 31, 2005, a 48% increase compared to $5.2 million reported for the first quarter of 2004. Earnings were $0.17 per diluted share in 2005's first quarter, up 47% from $0.12 per diluted share for the first quarter of 2004.

Our first quarter earnings showed significant improvement resulting from strengthened business conditions and our success in attracting new lenders and customers. These results also reflect our continued focus on asset quality and expense control.

We have implemented various expense reduction initiatives over the past year. These initiatives, along with higher revenues, improved our efficiency ratio to 66.22% for the first quarter of 2005 compared with 72.23% for the first quarter of 2004.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of March 31, 2005.

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

These policies and the judgments, estimates and assumptions are described in greater detail in the Company's 2004 Annual Report on Form 10-K in the "Critical Accounting Policies" section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements - "Organization and Summary of Significant Accounting and Reporting Policies." There have been no material changes in these policies since December 31, 2004.

RECENT ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. It specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the Financial Accounting Standards Board deferred the effective date of this Issue's guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue's guidance is pending the issuance of a final FASB Staff Position ("FSP") relating to the draft FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003.

SFAS No. 123R, Share-Based Payment (Revised 2004) establishes standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The effective date for adoption of SFAS 123R was deferred by the Securities and Exchange Commission ("SEC") in April 2005. SFAS 123R is now effective for the beginning of the next fiscal year that begins after June 15, 2005. SFAS 123R eliminates the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company plans to transition to fair value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of March 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax compensation cost of approximately $550 thousand in 2006 as a result of the adoption of SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS 123R and the SEC rules and regulations. Additionally, SAB 107 provides the staff's views on certain issues including assumptions such as expected volatility and expected term used in the valuation of share-based arrangements by public companies, share-based payment transactions with nonemployees, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R.

SELECTED FINANCIAL DATA

                                                                       THREE MONTHS ENDED          YEAR ENDED
                                                                            MARCH 31,             DECEMBER 31,
                                                                      2005            2004            2004
                                                                   ----------      ----------     ------------
                                                        (Dollars and shares in thousands, except for per share amounts)
INCOME STATEMENT DATA:
Net interest income                                                $   36,739      $   33,021      $  135,384
Provision for credit losses                                             3,340           3,500          12,250
Noninterest income                                                      6,647           7,217          30,922
Noninterest expense                                                    28,732          29,062         119,609
Income before income taxes                                             11,314           7,676          34,447
Net income                                                              7,758           5,234          24,963
BALANCE SHEET DATA (at period-end):
Total assets                                                       $3,444,555      $3,163,285      $3,336,070
Total loans                                                         2,447,037       2,147,975       2,344,977
Allowance for credit losses                                            31,594          26,609          30,232
Total securities                                                      673,758         581,689         658,118
Trading assets                                                         13,639         137,623          36,720
Total deposits                                                      2,493,863       2,506,352       2,443,967
Short-term borrowings                                                 476,315         201,950         420,575
Subordinated debt                                                      46,027          48,319          47,162
Junior subordinated debt                                               82,475          82,475          82,475
Shareholders' equity                                                  314,908         299,860         313,172
COMMON SHARE DATA:
Earnings per share (1)
     Basic                                                         $     0.17      $     0.12      $     0.56
     Diluted                                                             0.17            0.12            0.55
Shares used in computings earnings per common share
     Basic                                                             45,131          44,700          44,839
     Diluted                                                           45,597          45,191          45,278
End of period common shares outstanding                                45,217          44,756          45,068
Book value per common share at period-end
     Total                                                         $     6.96      $     6.69      $     6.95
     Tangible                                                            5.54            5.25            5.52
Cash dividends paid per common share                                    0.060           0.050           0.200
Common stock dividend payout ratio                                      34.89%          42.68%          35.91%

SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)                                      9.88%           7.09%           8.23%
Return on average assets(2)                                              0.93%           0.66%           0.78%
Net interest margin                                                      4.84%           4.58%           4.65%
Efficiency ratio                                                        66.22%          72.23%          71.92%
Full-time equivalent employees                                            962            1044             961
Number of banking offices                                                  36              37              36

                                                                    THREE MONTHS ENDED      YEAR ENDED
                                                                         MARCH 31,         DECEMBER 31,
                                                                     2005        2004          2004
                                                                    -----       ------     ------------
LIQUIDITY AND CAPITAL RATIOS:

Average loans to average deposits                                    96.25%      87.35%       89.32%
Period-end shareholders' equity to total assets                       9.14%       9.48%        9.39%
Average shareholders' equity to average assets                        9.41%       9.34%        9.52%
Period-end tangible capital to total tangible assets                  7.42%       7.59%        7.61%
Tier 1 capital to risk-weighted assets                               11.37%      12.57%       11.78%
Total capital to risk-weighted assets                                14.00%      15.59%       14.55%
Tier 1 leverage ratio (Tier 1 capital to total average assets)       10.09%       9.96%       10.15%

ASSET QUALITY RATIOS:

Period-end allowance for credit losses to period-end loans            1.29%       1.24%        1.29%
Net charge-offs to average loans (2)                                  0.34%       1.42%        0.58%
Period-end allowance for credit losses to nonperforming loans       176.90%     162.56%      146.72%
Nonperforming assets to period-end loans and foreclosed assets        0.78%       0.89%        0.95%
Nonperforming loans to period-end loans                               0.73%       0.76%        0.88%
Nonperforming assets to period-end assets                             0.55%       0.60%        0.67%

(1) The calculation of diluted EPS excludes 98,421 and 262,860 options for the three months ended March 31, 2005 and 2004 and 218,895 options for the year ended December 31, 2004, which were antidilutive.

(2) Interim periods annualized

RESULTS OF OPERATIONS

NET INCOME - Net income for the quarter ended March 31, 2005 was $7.8 million, a 48% increase compared to $5.2 million earned for the first quarter of 2004. Earnings were $0.17 per diluted share in 2005's first quarter, up 47% from $0.12 per diluted share for the first quarter of 2004.

Details of the changes in the various components of net income are discussed below.

NET INTEREST INCOME - Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and borrowings. Net interest income is our principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. Between 2001 and 2003, the Federal Reserve Board decreased overnight interest rates to 1.00%. During this period, market interest rates were near 40-year lows. This extended period of declining and then low interest rates negatively impacted our net interest margin and net interest income during these periods.

Since June 2004 the Federal Reserve Board has increased overnight interest rates by 175 basis points to 2.75% at March 31, 2005. Since our balance sheet is asset sensitive, our interest-earning assets generally reprice more quickly than the interest-bearing liabilities. Our net interest margin began to improve during the second half of 2004 continuing into 2005 following these increases in interest rates.

Net interest income was $36.7 million for the three month period ended March 31, 2005, up 11.3% compared to the same period of 2004, driven primarily by loan growth and an increasing net interest margin. Interest income increased $6.8 million for this time frame due to an increase in average interest-earning assets and a 63 basis point increase in the average yield earned on interest-earning assets. This increase was partially offset by an increase in interest expense of $3.1 million during the first three months of 2005 compared to the same period in 2004, resulting from higher average interest-bearing liabilities and a 50 basis point increase in the average yield paid on interest-bearing liabilities.

Our net interest margin was 4.84% for the first quarter of 2005 compared to 4.58% for the first quarter of 2004. The increase of 26 basis points was primarily attributable to growth in the loan portfolio and increasing interest rates previously noted.

Average interest-earning assets increased $174.5 million or 6.0% for the first quarter of 2005 compared to the same period in 2004. The average yield earned on interest-earning assets increased 63 basis points for the same time frame. These increases resulted primarily from an increase in average loans held for investment of $223.1 million or 10.4% for the first quarter of 2005 over the comparable period in 2004. During the first quarter of 2005, average loans held for investment were 77% of interest-earning assets compared to 74% for the first quarter of 2004. This growing loan portfolio coupled with increases in interest rates contributed an additional 60 basis points to the average yield earned. Trading assets decreased on average $136.0 million or 83.0% for the first quarter of 2005 compared to the same period of 2004. We have lowered our holdings in these assets in response to current market conditions and redeployed these assets, in part, into the securities portfolios. On average, the securities portfolio was higher by $93.4 million or 16.4% for the first quarter of 2005 compared to the same period in 2004. We have continued to increase the size of our securities portfolio as a percentage or interest-earning assets for balance sheet liquidity purposes.

Average interest-bearing liabilities for the first quarter of 2005 were $2.2 billion, an increase of $130.3 million or 6.4% compared to the same period in 2004. Average rate paid on interest-bearing liabilities increased 50 basis points for this same time frame. This increase was due in part to an increase in average short-term borrowings of $189.8 million with an increase in the rate paid on these borrowings of 138 basis points. The impact of the increase in the rate paid on short-term borrowings was partially mitigated by growth in lower-cost interest-bearing deposits. Deposits in lower-cost interest-bearing products increased on average $68.3 million or 7.3% for the first quarter of 2005 compared to the first quarter of 2004 while the rate paid on these deposit increased a modest 30 basis points.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest yields/rates are included below. No tax equivalent adjustments were made (dollars in thousands).

                                                                         THREE MONTHS ENDED MARCH 31,
                                               --------------------------------------------------------------------------------
                                                                 2005                                      2004
                                               ----------------------------------------    ------------------------------------
                                                 AVERAGE                       AVERAGE       AVERAGE                   AVERAGE
                                                 BALANCE        INTEREST     YIELD/RATE      BALANCE     INTEREST    YIELD/RATE
                                               -----------     ---------     ----------    ----------    --------    ----------
INTEREST-EARNING ASSETS:
Loans held for sale (1)                        $     8,150     $     146        7.28%      $    9,210    $    128       5.59%
 Loans held for investment (1):
 Taxable                                         2,367,303        39,670        6.80%       2,143,084      33,039       6.20%
 Non-taxable                                         3,086            65        8.50%           4,188          67       6.43%
Securities:
 Taxable                                           597,949         6,155        4.17%         528,063       5,020       3.82%
 Non-taxable                                        64,967           628        3.92%          41,496         455       4.41%
Trading assets                                      27,786           312        4.56%         163,807       1,462       3.59%
Federal funds sold                                   6,274            37        2.42%          10,915          20       0.74%
Deposits in financial institutions                   1,220             9        3.05%           1,480          15       4.08%
                                               -----------     ---------        ----       ----------    --------       ----
 Total interest-earning assets                   3,076,735        47,022        6.20%       2,902,243      40,206       5.57%

NONINTEREST-EARNING ASSETS:
Cash and due from banks                            102,316                                    104,978
Premises and equipment, net                         39,905                                     48,854
Other assets                                       196,223                                    156,660
Allowance for credit losses                        (31,329)                                   (31,555)
                                               -----------                                 ----------
 Total noninterest-earning assets                  307,115                                    278,937
                                               -----------                                 ----------
 TOTAL ASSETS                                  $ 3,383,850                                 $3,181,180
                                               ===========                                 ==========
INTEREST-BEARING LIABILITIES:
Deposits:
 Demand and savings                            $ 1,009,359     $   1,774        0.71%      $  941,006    $    953       0.41%
 Certificates and other time                       591,830         3,372        2.31%         719,620       3,365       1.88%
Short-term borrowings                              437,547         2,690        2.49%         247,794         681       1.11%
Subordinated debt                                   47,056           787        6.78%          47,112         595       5.08%
Junior subordinated debt                            82,475         1,660        8.16%          82,475       1,591       7.76%
                                               -----------     ---------        ----       ----------    --------       ----
 Total interest-bearing liabilities              2,168,267        10,283        1.92%       2,038,007       7,185       1.42%

NONINTEREST-BEARING SOURCES:
Demand deposits                                    870,059                                    808,109
Other liabilities                                   27,166                                     38,012
                                               -----------                                 ----------
 Total noninterest-bearing liabilities             897,225                                    846,121

Shareholders' equity                               318,358                                    297,052
                                               -----------                                 ----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 3,383,850                                 $3,181,180
                                               ===========                                 ==========
                                                               ---------        ----                     --------       ----
NET INTEREST INCOME & MARGIN                                   $  36,739        4.84%                    $ 33,021       4.58%
                                                               =========        ====                     ========       ====

(1) For the purpose of calculating loan yields, average loan balances included nonaccrual loans with no related interest income.

NONINTEREST INCOME - Noninterest income for the three months ended March 31, 2005 and 2004, respectively, is summarized as follows (in thousands):

                                              FOR THE THREE MONTHS ENDED
                                         MARCH 31, 2005       MARCH 31, 2004
                                         --------------       --------------
Customer service fees                       $  2,896             $  3,921
Net gain on the sale of securities                85                  143
Net gain on trading assets                        82                  348
Bank owned life insurance                        710                  473
Debit card income                                416                  357
Other                                          2,458                1,975
                                            --------             --------
                                               6,647             $  7,217
                                            ========             ========

Customer service fees for the three months ended March 31, 2005 decreased $1.0 million compared to the same period in 2004. This decrease was due in part to a higher earnings credit rate on certain commercial accounts, lower insufficient fund fees and increased competition for deposits.

Net gains on securities transactions for the three months ended March 31, 2005 and 2004 were not significant and were the result of routine portfolio management activities in the securities portfolio. Net gains on trading assets decreased $266 thousand for the three months ended March 31, 2005 compared to the same period in 2004. This decrease is attributable to a decrease in trading activity resulting from current market conditions for these types of assets.

Other noninterest income increased $483 thousand for the three months ended March 31, 2005 compared to the same period in 2004 due in part to a special distribution of $278 thousand received as a result of the merger of PULSE EFT Association with Discover Financial Services.

NONINTEREST EXPENSE - Noninterest expense for the three months ended March 31, 2005 and 2004, respectively, is summarized as follows (in thousands):

                                                       FOR THE THREE MONTHS ENDED
                                                   MARCH 31, 2005     MARCH 31, 2004
                                                   --------------     --------------
Salaries and employee benefits                       $   17,181         $   17,687
Occupancy expense                                         3,642              3,597
Technology                                                1,214              1,388
Professional fees                                         1,296              1,062
Postage, delivery and supplies                              750                875
Marketing                                                   645                386
Core deposit intangibles amortization                       112                124
Net losses and carrying costs of
   other real estate and foreclosed property                 56                 19
Other                                                     3,836              3,924
                                                     ----------         ----------
                                                     $   28,732         $   29,062
                                                     ==========         ==========

Salaries and employee benefits for the three month period ended March 31, 2005 decreased $506 thousand or 2.9% compared to the same period in 2004. This decrease is due in part to a reduction in staffing levels through attrition and modification of certain perquisite benefit programs. Staffing levels decreased from 1,044 full-time equivalent employees at March 31, 2004 to 962 at March 31, 2005.

Technology expense decreased $174 thousand or 12.5% for the three months ended March 31, 2005 over the comparable period in 2004. This decrease was due primarily to the costs of upgrading the bank's computer systems in 2004.

Professional fees increased $234 thousand or 22.0% for the three months ended March 31, 2005 compared to the same period of 2004. This increase was primarily the result of higher legal and consulting fees incurred in connection with the Company's ongoing Sarbanes-Oxley efforts.

Marketing expense increased $259 thousand or 67.1% for the three month period ended March 31, 2005 compared to the same period in 2004. This increase was due to additional marketing efforts during the first three months of 2005 through television, print and radio advertising.

Other noninterest expense was $3.8 million for the three-months ended March 31, 2005, down $88 thousand or 2.2% compared with the same period of 2004. No single component of other noninterest expense made up a significant portion of the change from the first quarter of 2004.

INCOME TAXES - We provided $3.6 million for federal and state income taxes during the first quarter of 2005 and $2.4 million for the same period of 2004. The effective tax rates for each period were 31.4% and 31.8%, respectively.

FINANCIAL CONDITION

LOANS HELD FOR INVESTMENT - The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

                                                    MARCH 31, 2005            DECEMBER 31, 2004
                                                   AMOUNT           %         AMOUNT          %
                                               --------------     -----     -----------     -----
Commercial and industrial                        $  699,125        28.6%    $   682,209      29.2%
Real estate:
   Commercial                                     1,061,240        43.6%      1,015,114      43.4%
   Construction                                     400,852        16.5%        363,044      15.5%
   Residential mortgage                             174,250         7.2%        179,623       7.7%
Consumer/other                                       68,737         2.8%         72,997       3.1%
Foreign loans                                        32,222         1.3%         25,109       1.1%
                                                 ----------       -----     -----------     -----
   Total loans held for investment               $2,436,426       100.0%    $ 2,338,096     100.0%
                                                 ==========       =====     ===========     =====

At March 31, 2005, loans held for investment were $2.4 billion, an increase of $98.3 million or 4.2% over loans held for investment at December 31, 2004. We experienced good growth in the commercial and industrial and construction lending portfolios. Our primary lending focus is commercial loans and owner-occupied real estate loans to local businesses. At March 31, 2005, commercial and industrial loans and commercial real estate loans were 28.7% and 43.6%, respectively of loans held for investment.

At March 31, 2005, loans held for investment were 97.7% of deposits and 70.7% of total assets. As of March 31, 2005, we had no material concentrations of loans.

LOANS HELD FOR SALE - Loans held for sale were $10.6 million at March 31, 2005, as compared with $6.9 million at December 31, 2004. Loans held for sale consisted primarily of the guaranteed portion of SBA loans we originate. Due to the timing of the sales of these loans to investors, the balance of loans in the held for sale category at any given time may vary.

TRADING ASSETS - Trading assets were $13.6 million at March 31, 2005, as compared with $36.7 million at December 31, 2004, a decrease of $23.1 million or 62.9%. These assets consist primarily of the government guaranteed portion of SBA loans purchased. Trading assets are purchased with the anticipation of sale in the near term and are carried at market value. The size of this portfolio is dependent upon the current market conditions for SBA loans. We have reduced our holdings of these assets in response to the current market conditions.

SECURITIES - The Company's securities portfolio at March 31, 2005 totaled $673.8 million, as compared to $658.1 million at December 31, 2004, an increase of $15.6 million or 2.4%. Net unrealized losses on the available-for-sale securities were $7.9 million at March 31, 2005 as compared to $358 thousand at December 31, 2004. Net unrealized losses on our securities portfolio were caused primarily by interest rate increases. We do not consider these investments to be other-than-temporarily impaired at March 31, 2005.

DEPOSITS - The following table summarizes the Company's deposit portfolio by type (dollars in thousands):

                                              MARCH 31, 2005             DECEMBER 31, 2004
                                            AMOUNT          %           AMOUNT          %
                                         -----------      -----       ----------      ------
Noninterest-bearing demand               $   888,384       35.6%      $  884,017       36.2%
Interest-bearing demand                      995,462       39.9%         970,281       39.7%
Certificates and other time deposits
   Jumbo                                     365,405       14.7%         345,785       14.1%
   Regular                                   200,481        8.0%         197,561        8.1%
   Brokered                                   44,131        1.8%          46,323        1.9%
                                         -----------      -----       ----------      -----
Total deposits                           $ 2,493,863      100.0%      $2,443,967      100.0%
                                         ===========      =====       ==========      =====

Total deposits as of March 31, 2005 increased $49.9 million to $2.5 billion, up 2.0% compared to $2.4 billion at December 31, 2004. The percentage of noninterest bearing deposits to total deposits as of March 31, 2005 was 35.6%.

SHORT-TERM BORROWINGS - As of March 31, 2005, we had $476.3 million in short-term borrowing compared to $420.6 million at December 31, 2004, an increase of $55.7 million or 13.3%. The Company's primary source of short-term borrowings is the Federal Home Loan Bank. The weighted-average interest rate on federal funds purchased from the Federal Home Loan Bank was 2.52% for the first quarter of 2005. Short-term borrowings are used to fund a portion of our lending activities and for liquidity purposes. Generally, these borrowings have maturities of less than 30 days and are replaced at maturity either with additional borrowings or through increased customer deposits.

ASSET QUALITY

RISK ELEMENTS - Nonperforming assets includes restructured loans, nonaccrual loans, real estate acquired by foreclosure and other repossessed assets. Nonperforming and past-due loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for credit losses.

Nonperforming assets and potential problem loans consisted of the following (dollars in thousands):

                                                  MARCH 31,      DECEMBER 31,
                                                    2005            2004
                                                  ---------      ------------
Nonperforming loans - nonaccrual                  $  17,860        $ 20,605
Real estate acquired by foreclosure                     957           1,536
Other repossessed assets                                226             216
                                                  ---------        --------
  Total nonperforming assets                      $  19,043        $ 22,357
                                                  =========        ========

Potential problem loans                           $  58,257        $ 54,293
                                                  =========        ========

Accruing loans past due 90 days or more           $   1,910        $  2,395
                                                  =========        ========
Period-end allowance for credit losses to
  nonperforming loans                                176.90%         146.72%
Nonperforming loans to period-end loans                0.73%           0.88%
Nonperforming assets to period-end assets              0.55%           0.67%
Nonperforming assets to period-end loans and
  foreclosed assets                                    0.78%           0.95%

At March 31, 2005, we had $19.0 million in nonperforming assets, a decrease of $3.3 million or 14.8% from $22.4 million at December 31, 2004. Accruing loans past due 90 days or more at March 31, 2005 totaled $1.9 million.

ALLOWANCE FOR CREDIT LOSSES - The provision for credit losses for the three months ended March 31, 2005 was $3.3 million as compared to $3.5 million for the first quarter of 2004.

The allowance for credit losses and the related provision for credit losses are determined based on the historical credit loss experience, changes in the loan portfolio including size, mix and risk of the individual loans and current economic conditions. We continuously monitor economic conditions in our local market areas and the probable impact on borrowers, on past-due amounts, on related collateral values, on the number and size of the non-performing loans and on the resulting amount of charges-offs for the period.

Net charge-offs were $2.0 million or 0.34% (annualized) of average loans for the three month period ended March 31, 2005. Net charge-offs decreased $5.6 million or 74.0% compared to the same period in 2004. During the first quarter of 2004, the Company decided to minimize its loss exposure by selling $10.7 million of nonperforming loans, which resulted in an increase in charge-offs of $4.6 million.

Overall, the allowance for credit losses at March 31, 2005 was $31.6 million and represented 1.29% of total loans. The allowance for credit losses at March 31, 2005 was 176.9% of nonperforming loans, up favorably from 162.6% at December 31, 2004, principally because of improvements in asset quality.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2005          2004
                                                       ----------     ---------
Allowance for credit losses at beginning of period     $   30,232     $  30,722
Charge-offs:
  Commercial, financial, and industrial                     1,339         5,574
  Real estate, mortgage and construction                      511         2,295
  Consumer                                                    515           499
                                                       ----------     ---------
   Total charge-offs                                        2,365         8,368
                                                       ----------     ---------
Recoveries
  Commercial, financial, and industrial                       313           586
  Real estate, mortgage and construction                        5            91
  Consumer                                                     69            78
                                                       ----------     ---------
   Total recoveries                                           387           755
                                                       ----------     ---------
Net charge-offs                                             1,978         7,613
Provision for credit losses                                 3,340         3,500
                                                       ----------     ---------
Allowance for credit losses at end of period           $   31,594     $  26,609
                                                       ==========     =========
Period-end allowance for credit losses to
  period-end loans                                           1.29%         1.24%
Net charge-offs to average loans (annualized)                0.34%         1.42%
Period-end allowance for credit losses to
  nonperforming loans                                      176.90%       162.56%

INTEREST RATE SENSITIVITY

Interest rate risk is the risk to interest income attributed to the repricing characteristics of interest sensitive assets and liabilities. An interest sensitive asset or liability is one that experiences changes in cashflows as a direct result of changes in market interest rates.

We manage interest rate risk by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of risk, remaining mindful of the relationship between profitability, liquidity and interest rate risk. The overall interest rate risk position and strategies for the management of interest rate risk are reviewed by senior management, the Asset/Liability Management Committee and our Board of Directors on an ongoing basis.

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income from changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of March 31, 2005 and December 31, 2004:


                                               INCREASE
                          CHANGES IN         (DECREASE) IN
                        INTEREST RATES        NET INTEREST
                        (BASIS POINTS)          INCOME
                      -----------------      -------------
                      MARCH 31, 2005
                          +200                   5.80%
                          +100                   2.99%
                          Base                   0.00%
                          -100                  -4.74%
                          -200                  -9.33%

                      DECEMBER 31, 2004
                          +200                   5.96%
                          +100                   3.14%
                          Base                   0.00%
                          -100                  -5.43%
                          -200                  -6.69%

These sensitivities are all within the thresholds set by our Asset/Liability Committee. Each rate scenario reflects unique prepayment and repricing assumptions. Because of uncertainties related to customer behaviors, loan and deposit pricing levels, competitor behaviors, and socio-economic factors that could effect the shape of the yield curves, this analysis is not intended to and does not provide a precise forecast of the affect actual changes in market rates will have on the Company. The interest rate sensitivity analysis includes assumptions that (i) the composition of our interest sensitive assets and liabilities existing at period-end will remain constant over the measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, this analysis does not contemplate any actions that we might undertake in response to changes in market factors. Accordingly, this analysis is not intended to and does not provide a precise forecast of the affect actual changes in market rates will have on the Company.

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

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares' revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At March 31, 2005, the Bank had approximately $21.5 million in the aggregate available to be paid as dividends to Sterling Bancshares. It is not anticipated that such restrictions will have an impact on the ability of Sterling Bancshares to meet its ongoing cash obligations. As of March 31, 2005, we did not have any material commitments for capital expenditures.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES - At March 31, 2005, shareholders' equity totaled $314.9 million or 9.14% of total assets, as compared to $313.2 million or 9.39% of total assets at December 31, 2004. Our risk-based capital ratios at March 31, 2005 remain above the levels designated by regulatory agencies for us to be considered as "well capitalized." Our capital ratios at March 31, 2005 were as follows (dollars in thousands):

                                                                       FOR MINIMUM CAPITAL
                                                   ACTUAL               ADEQUACY PURPOSES
                                             -------------------       -------------------
                                               AMOUNT      RATIO         AMOUNT      RATIO
                                             ---------     -----       ---------     -----
Total capital (to risk weighted assets)      $ 413,282     14.0%       $ 236,152      8.0%
Tier 1 capital (to risk weighted assets)       335,660     11.4%         118,076      4.0%
Tier 1 capital (to average assets)             335,660     10.1%         133,128      4.0%

LIQUIDITY - We manage balance sheet liquidity to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders' dividends. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. The Company's primary source of funds is its core deposits. Core deposits exclude brokered deposits and time deposits over $100,000. Average core deposits funded 67.6% of total interest-earning assets for the three months ended March 31, 2005. In addition to core deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank. The bank also accepts brokered certificates of deposit. As part of our ongoing business, we regularly evaluate acquisition possibilities and similar transactions with other financial service companies. Potential acquisitions may involve the payment of cash or issuance of debt or equity securities. We believe that our liquidity position is adequate to meet our current and anticipated needs. For more information regarding liquidity, please refer to our 2004 Annual Report on Form 10-K.

On April 25, 2005, our Board of Directors authorized us to repurchase up to 2,500,000 shares of our common stock, not to exceed 500,000 shares in any calendar year. We may repurchase our shares of common stock from time to time in the open market or through privately negotiated transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk we face since December 31, 2004. For more information regarding quantitative and qualitative disclosures about market risk of our financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity." Our principal market risk exposure is to interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 25, 2005, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of common stock, not to exceed 500,000 shares in any calendar year. The Company may repurchase shares of its common stock from time to time in the open market or through privately negotiated transactions. No shares were repurchased by the Company during the quarter ended March 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(a) Exhibits:

+10.1  --   Severance and Non-Competition Agreement dated effective January
            1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank, and
            Robert S. Smith. [Incorporated by reference to Exhibit 10.1 of the
            Company's Current Report on Form 8-K filed on January 13, 2005 (File
            No. 000-20750).]

+10.2  --   Form of Restricted Stock Agreement. [Incorporated by reference to
            Exhibit 10.1 of the Company's Current Report on Form 8-K filed on
            February 4, 2005 (File No. 000-207500).]

+10.3  --   Form of Incentive Stock Agreement. [Incorporated by reference to
            Exhibit 10.2 of the Company's Current Report on Form 8-K filed on
            February 4, 2005 (File No. 000-207500).]

 11    --   Statement Regarding Computation of Earnings Per Share (included as
            Note (6) to Consolidated Financial Statements on page 12 of this
            Quarterly Report on Form 10-Q).

*31.1  --   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2  --   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002 of Stephen C. Raffaele, Executive Vice President and Chief
            Financial Officer.

**32.1 --   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2 --   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*     As filed herewith.

**    As furnished herewith.

+     Management Compensation Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STERLING BANCSHARES, INC.

DATE: MAY 9, 2005                        BY: /s/ J. DOWNEY BRIDGWATER
                                             -----------------------------------
                                             J. DOWNEY BRIDGWATER
                                             PRESIDENT AND
                                             CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)

DATE: MAY 9, 2005                        BY: /s/ STEPHEN C. RAFFAELE
                                             -----------------------------------
                                             STEPHEN C. RAFFAELE
                                             EXECUTIVE VICE PRESIDENT
                                             AND CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL AND ACCOUNTING
                                             OFFICER)

                                  EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
+10.1  --   Severance and Non-Competition Agreement dated effective January
            1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank, and
            Robert S. Smith. [Incorporated by reference to Exhibit 10.1 of the
            Company's Current Report on Form 8-K filed on January 13, 2005 (File
            No. 000-20750).]

+10.2  --   Form of Restricted Stock Agreement. [Incorporated by reference to
            Exhibit 10.1 of the Company's Current Report on Form 8-K filed on
            February 4, 2005 (File No. 000-207500).]

+10.3  --   Form of Incentive Stock Agreement. [Incorporated by reference to
            Exhibit 10.2 of the Company's Current Report on Form 8-K filed on
            February 4, 2005 (File No. 000-207500).]

 11    --   Statement Regarding Computation of Earnings Per Share (included as Note (6) to Consolidated Financial Statements on page 12 of this Quarterly Report on Form 10-Q).

*31.1  --   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2  --   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002 of Stephen C. Raffaele, Executive Vice President and Chief
            Financial Officer.

**32.1 --   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2 --   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*     As filed herewith.

**    As furnished herewith.

+     Management Compensation Agreement.