Form 10-Q
period 2005-06-30
STERLING BANCSHARES INC
filed 2005-08-05
CIK 891098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to __________________
Commission File Number: 0-20750

STERLING BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-2175590 (I.R.S. Employer Identification Number)

2550 North Loop West, Suite 600 Houston, Texas Address of principal executive office)	77092 (Zip Code)
713-466-8300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☑ No ☐
As of August 3, 2005, there were outstanding 45,337,918 shares of common stock, par value $1.00 per share, of the registrant.

STERLING BANCSHARES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I.            FINANCIAL INFORMATION
ITEM 1.            FINANCIAL STATEMENTS
STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$90,679	$88,439
Interest-bearing deposits in financial institutions	199	595
Trading assets	15,556	36,720
Available-for-sale securities, at fair value	573,564	540,704
Held-to-maturity securities, at amortized cost	120,656	117,414
Loans held for sale	9,195	6,881
Loans held for investment	2,574,450	2,338,096

Total loans	2,583,645	2,344,977
Allowance for loan losses	(32,209)	(29,406)

Loans, net	2,551,436	2,315,571

Premises and equipment, net	38,299	40,171
Real estate acquired by foreclosure	1,472	1,536
Goodwill	62,480	62,480
Core deposit intangibles, net	1,625	1,839
Accrued interest receivable	13,476	11,964
Other assets	121,991	119,463

TOTAL ASSETS	$3,591,433	$3,336,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$928,564	$884,017
Interest-bearing demand	961,134	970,281
Certificates and other time deposits	715,482	589,669

Total deposits	2,605,180	2,443,967
Short-term borrowings	503,725	420,575
Subordinated debt	47,956	47,162
Junior subordinated debt	82,475	82,475
Accrued interest payable and other liabilities	26,739	29,545

Total liabilities	3,266,075	3,023,724

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 45,282,914 and 45,068,048 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	45,283	45,068
Capital surplus	56,973	54,522
Retained earnings	224,667	213,814
Accumulated other comprehensive loss, net of tax	(1,565)	(232)

Total shareholders’ equity	325,358	313,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,591,433	$3,336,896

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$43,634	$33,023	$83,515	$66,257
Securities:
Taxable	6,345	4,977	12,500	9,997
Non-taxable	612	464	1,240	919
Trading assets	322	991	634	2,453
Federal funds sold	122	23	159	43
Deposits in financial institutions	6	16	15	31

Total interest income	51,041	39,494	98,063	79,700

Interest expense:
Demand and savings deposits	1,853	1,080	3,627	2,033
Certificates and other time deposits	4,669	3,275	8,041	6,640
Short-term borrowings	3,669	586	6,359	1,267
Subordinated debt	882	646	1,695	1,267
Junior subordinated debt	1,722	1,617	3,412	3,238

Total interest expense	12,795	7,204	23,134	14,445

Net interest income	38,246	32,290	74,929	65,255
Provision for credit losses	3,221	2,781	6,561	6,281

Net interest income after provision for credit losses	35,025	29,509	68,368	58,974

Noninterest income:
Customer service fees	2,888	3,794	5,880	7,815
Net gain (loss) on trading assets	(11)	152	98	485
Net gain (loss) on the sale of securities	(31)	4,128	54	4,271
Other	3,642	2,701	7,130	5,406

Total noninterest income	6,488	10,775	13,162	17,977

Noninterest expense:
Salaries and employee benefits	16,938	17,175	34,119	34,862
Occupancy expense	3,909	3,743	7,551	7,340
Technology	1,381	1,537	2,595	2,925
Professional fees	1,630	1,395	2,926	2,457
Postage, delivery and supplies	778	816	1,528	1,691
Marketing	617	539	1,262	925
Core deposit intangibles amortization	102	124	214	248
Other	3,779	4,698	7,642	8,570

Total noninterest expense	29,134	30,027	57,837	59,018

Income before income taxes	12,379	10,257	23,693	17,933
Provision for income taxes	3,863	3,184	7,419	5,626

Net Income	$8,516	$7,073	$16,274	$12,307

Earnings per share:
Basic	$0.19	$0.16	$0.36	$0.28

Diluted	$0.19	$0.16	$0.36	$0.27

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

							Accumulated
	Convertible						Other
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2004	20	$20	44,642	$44,642	$48,953	$197,819	$1,162	$292,596
Comprehensive income:
Net income						12,307		12,307
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($3,089)							(5,736)	(5,736)
Less: Reclassification adjustment for losses included in net income, net of taxes of $248							461	461

Total comprehensive income								7,032

Issuance of common stock			211	211	1,900			2,111
Cash dividends paid						(4,475)		(4,475)

BALANCE AT JUNE 30, 2004	20	$20	44,853	$44,853	$50,853	$205,651	$(4,113)	$297,264

BALANCE AT JANUARY 1, 2005	—	$—	45,068	$45,068	$54,522	$213,814	$(232)	$313,172
Comprehensive income:
Net income						16,274		16,274
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($698)							(1,298)	(1,298)
Less: Reclassification adjustment for gains included in net income, net of taxes of ($19)							(35)	(35)

Total comprehensive income								14,941

Issuance of common stock			215	215	2,451			2,666
Cash dividends paid						(5,421)		(5,421)

BALANCE AT JUNE 30, 2005	—	$—	45,283	$45,283	$56,973	$224,667	$(1,565)	$325,358

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,274	$12,307
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,555	4,429
Net gain on the sale of securities	(54)	(4,271)
Net gain on the sale of premises and equipment	(36)	(43)
Net gain on trading assets	(98)	(485)
Provision for credit losses	6,561	6,281
Writedowns, less gains on sale, of real estate acquired by foreclosure	(29)	(37)
Writedowns of premises and equipment	—	1,109
Depreciation and amortization	3,881	4,472
Proceeds from sales of trading assets	92,562	247,173
Purchases of trading assets	(95,667)	(186,880)
Proceeds from principal paydowns of trading securities	20,801	2,114
Net increase in loans held for sale	(2,314)	(5,574)
Net decrease (increase) in accrued interest receivable and other assets	(3,324)	678
Net decrease in accrued interest payable and other liabilities	(1,935)	(17,169)

Net cash provided by operating activities	38,177	64,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	11,577	4,042
Proceeds from the sale of available-for-sale securities	44,257	145,737
Proceeds from maturities or calls and paydowns of available-for-sale securities	69,018	79,168
Purchases of available-for-sale securities	(146,022)	(165,758)
Purchases of held-to-maturity securities	(14,916)	(7,331)
Net increase in loans held for investment	(241,083)	(16,402)
Proceeds from sale of real estate acquired by foreclosure	984	1,410
Net decrease (increase) in interest-bearing deposits in financial institutions	396	(242)
Proceeds from sale of premises and equipment	248	146
Purchase of premises and equipment	(2,004)	(3,611)

Net cash (used in) provided by investing activities	(277,545)	37,159

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	161,213	70,236
Net increase (decrease) in short-term borrowings	83,150	(174,410)
Proceeds from issuance of common stock	2,666	2,111
Dividends paid	(5,421)	(4,475)

Net cash provided by (used in) financing activities	241,608	(106,538)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,240	(5,275)
CASH AND CASH EQUIVALENTS:
Beginning of period	88,439	136,764

End of period	$90,679	$131,489

Supplemental information:
Income taxes paid	$7,600	$23,655
Interest paid	21,595	13,830
Noncash investing and financing activities-
Acquisitions of real estate through foreclosure of collateral	891	1,857
See Notes to Consolidated Financial Statements

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and include the accounts of Sterling Bancshares, Inc. and its subsidiaries (the “Company”) except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. The Company’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period classifications. These reclassifications had no affect on net income or shareholders’ equity.
Recent Accounting Standards
In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). This issue provides restrictive guidance for determining when an investment is other-than-temporarily impaired and contains disclosure requirements about impairments that have not been recognized as other-than-temporary. In June 2005, the Financial Accounting Standards Board (“FASB”) directed its staff to prepare FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments which will supercede EITF 03-1. FSP FAS 115-1 is expected to be effective for impairment analyses conducted in periods beginning after September 15, 2005 and should clarify that impairment losses be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The disclosure requirements originally included in EITF 03-1 are expected to be included in the final guidance.
SFAS No. 123R, Share-Based Payment (Revised 2004) establishes standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R is effective for the next fiscal year that begins after June 15, 2005. SFAS 123R eliminates the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company plans to transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of June 30, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax compensation cost of approximately $550 thousand in 2006 as a result of the adoption of SFAS 123R.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS 123R and the SEC rules and regulations. Additionally, SAB 107 provides the staff’s views on certain issues including assumptions such as expected volatility and expected term used in the valuation of share-based arrangements by public companies, share-based payment transactions with nonemployees, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.
In May 2005, the FASB issued Statement of Accounting Standards No. 154 (“SFAS 154”) Accounting Changes and Error Corrections. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

Stock-Based Compensation
The Company currently accounts for stock-based employee compensation plans using the intrinsic value-based method of accounting, as permitted, and discloses pro forma information as if accounted for using the fair value-based method as prescribed by accounting principles. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.
Pro forma information regarding net income and earnings per share has been determined as if the Company accounted for its employee stock option plans under the fair value-based method. The following table shows information related to stock-based compensation in both the reported and pro-forma earnings per share amounts (dollars in thousands except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$8,516	$7,073	$16,274	$12,307

Add: Stock-based employee compensation expense included in reported net income, net of related taxes	241	207	241	367

Less: Total stock-based employee compensation expense determined under fair value-based method, net of related taxes	(374)	(390)	(514)	(758)

Pro-forma net income	$8,383	$6,890	$16,001	$11,916

Earnings per share:
Basic- as reported	$0.19	$0.16	$0.36	$0.28

Basic- pro-forma	$0.19	$0.15	$0.35	$0.27

Diluted — as reported	$0.19	$0.16	$0.36	$0.27

Diluted — pro-forma	$0.18	$0.15	$0.35	$0.26

The Company expects to adopt the provisions of SFAS No. 123R, “Share-Based Payment (Revised 2004),” on January 1, 2006. See Recent Accounting Standards above.

2.	SECURITIES
The amortized cost and fair value of securities are as follows (in thousands):

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale
Obligations of the U.S Treasury and other U.S. government agencies	$7,717	$—	$(35)	$7,682
Obligations of states of the U.S. and political subdivisions	3,029	57	(1)	3,085
Mortgage-backed securities and collateralized mortgage obligations	550,383	1,401	(3,923)	547,861
Other securities	14,842	309	(215)	14,936

Total	$575,971	$1,767	$(4,174)	$573,564

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$59,736	$1,245	$(173)	$60,808
Mortgage-backed securities and collateralized mortgage obligations	60,920	65	(438)	60,547

Total	$120,656	$1,310	$(611)	$121,355

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale
Obligations of the U.S Treasury and other U.S. government agencies	$8,254	$—	$(60)	$8,194
Obligations of states of the U.S. and political subdivisions	4,035	99	(1)	4,133
Mortgage-backed securities and collateralized mortgage obligations	516,865	2,112	(2,652)	516,325
Other securities	11,908	354	(210)	12,052

Total	$541,062	$2,565	$(2,923)	$540,704

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$61,956	$1,928	$(71)	$63,813
Mortgage-backed securities and collateralized mortgage obligations	55,458	57	(306)	55,209

Total	$117,414	$1,985	$(377)	$119,022

The contractual maturities of securities at June 30, 2005, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,318	$1,314	$4,802	$4,846
Due after one year through five years	8,286	8,279	25,860	26,822
Due after five years through ten years	1,142	1,174	28,503	28,571
Due after ten years	—	—	571	569
Mortgage-backed securities and collateralized mortgage obligations	550,383	547,861	60,920	60,547
Other securities	14,842	14,936	—	—

Total	$575,971	$573,564	$120,656	$121,355

The following table summarizes the proceeds received and gross realized gains and losses on the sales of the available-for-sale securities (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Proceeds from sales and calls	$8,814	$134,090	$44,257	$145,737
Gross realized gains	5	4,981	143	5,124
Gross realized losses	(36)	(853)	(89)	(853)
Securities with unrealized losses segregated by length of impairment were as follows (dollars in thousands):

	June 30, 2005
	Less than 12 Months			More than 12 Months
		Gross			Gross
	Amortized	Unrealized		Amortized	Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value
Available-for-Sale
Obligations of the U.S Treasury and other U.S. government agencies	$6,522	$(15)	$6,507	$1,195	$(20)	$1,175
Obligations of states of the U.S. and political subdivisions	242	(1)	241	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	374,165	(3,544)	370,622	34,191	(379)	33,812
Other securities	—	—	—	6,109	(215)	5,894

Total	$380,929	$(3,560)	$377,370	$41,495	$(614)	$40,881

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$16,661	$(173)	$16,488	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	53,454	(438)	53,016	—	—	—

Total	$70,115	$(611)	$69,504	$—	$—	$—

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2005.
The Company does not own any securities of any one issuer (other than U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at June 30, 2005.
Securities with carrying values totaling $378.4 million and fair values totaling $378.3 million at June 30, 2005 were pledged to secure public deposits.

3.	LOANS
The loan portfolio is classified by major type as follows (dollars in thousands):

	June 30,		December 31,
	2005		2004
	Amount	%	Amount	%
Loans held for sale	$9,195	0.4%	$6,881	0.3%
Loans held for investment
Domestic
Commercial and industrial	729,945	28.2%	682,209	29.1%
Real estate:
Commercial	1,134,882	43.9%	1,015,114	43.3%
Construction	436,709	16.9%	363,044	15.5%
Residential mortgage	172,488	6.7%	179,623	7.7%
Consumer/other	68,711	2.7%	72,997	3.1%
Foreign
Commercial and industrial	28,264	1.1%	21,785	0.9%
Other loans	3,451	0.1%	3,324	0.1%

Total loans held for investment	2,574,450	99.6%	2,338,096	99.7%

Total loans	$2,583,645	100.0%	$2,344,977	100.0%

Loan maturities and rate sensitivities of the loans held for investment excluding residential mortgage and consumer loans, at June 30, 2005 are as follows (in thousands):

		Due After
		One Year
	Due in One	Through Five	Due After
	Year or Less	Years	Five Years	Total

Commercial and industrial	$560,755	$160,721	$8,469	$729,945
Real estate — commercial	744,914	299,230	90,738	1,134,882
Real estate — construction	349,739	77,760	9,210	436,709
Foreign loans	12,478	19,229	8	31,715

Total	$1,667,886	$556,940	$108,425	$2,333,251

Loans with a fixed interest rate	$129,192	$486,333	$93,402	$708,927
Loans with a floating interest rate	1,538,694	70,607	15,023	1,624,324

Total	$1,667,886	$556,940	$108,425	$2,333,251

The loan portfolio consists of loans made principally to borrowers located in the Houston, San Antonio, and Dallas metropolitan areas. As of June 30, 2005, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.
As of June 30, 2005 and December 31, 2004, loans from Sterling Bank outstanding to directors, officers and their affiliates were $10.1 million and $15.3 million, respectively. In the opinion of management, all transactions entered into between Sterling Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons. For the six months ended June 30, 2005, total principal payments were $238 thousand related to these loans. There was a $15 thousand new loan originated to a related party during the six months ended June 30, 2005.
The recorded investment in impaired loans is $20.0 million and $21.8 million, at June 30, 2005 and December 31, 2004, respectively. Such impaired loans required an allowance for loan losses of approximately $8.1 million and $6.7 million, respectively. The average recorded investment in impaired loans for the three and six months ended June 30, 2005 was $19.1 million and $21.1 million, respectively, and for the three and six months ended June 30, 2004 was $16.1 million and $22.4 million, respectively. Interest income on impaired loans of $39 thousand and $64 thousand was recognized for cash payments received for the three and six months ended June 30, 2005 as compared to $62 thousand and $67 thousand recognized for the same periods of 2004.
Included in impaired loans are nonperforming loans of $18.4 million and $20.6 million at June 30, 2005 and December 31, 2004, respectively, which have been categorized by management as nonaccrual. For the six months ended June 30, 2005 and 2004, interest foregone on nonaccrual loans was approximately $880 thousand and $457 thousand, respectively. The Company had $51 thousand in restructured loans as of June 30, 2005. There were no restructured loans at December 31, 2004.
When management doubts a borrower’s ability to meet payment obligations, typically when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $1.6 million and $2.4 million at June 30, 2005 and December 31, 2004, respectively.
4.	ALLOWANCE FOR CREDIT LOSSES
An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Allowance for loan losses at beginning of the period	$30,760	$25,534	$29,406	$30,722

Loans charged-off	3,269	2,843	5,634	11,211
Loan recoveries	(1,409)	(782)	(1,796)	(1,537)

Net loans charged-off	1,860	2,061	3,838	9,674
Provision for loan losses	3,309	2,656	6,641	5,081

Allowance for loan losses at end of the period	$32,209	$26,129	$32,209	$26,129

Reserve for losses on unfunded lending commitments at beginning of period	834	1,075	826	—
Provision for losses on unfunded lending commitments	(88)	125	(80)	1,200

Reserve for losses on unfunded lending commitments at end of period	746	1,200	746	1,200

Total allowance for credit losses	$32,955	$27,329	$32,955	$27,329

In the second quarter of 2005, the reserve for losses on unfunded loan commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported amounts and related ratios were changed for this reclassification.
5.	GOODWILL AND OTHER INTANGIBLES
The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2004, and the period ended June 30, 2005, are as follows (in thousands):

	Houston	San Antonio	Dallas	Total
Balance, January 1, 2004	$29,613	$27,658	$5,662	$62,933
Plaza Bank goodwill adjustments	—	(453)	—	(453)

Balance, December 31, 2004	29,613	27,205	5,662	62,480
Goodwill adjustments	—	—	—	—

Balance, June 30, 2005	$29,613	$27,205	$5,662	$62,480

Management performs an annual evaluation of whether any impairment of the goodwill and other intangibles has occurred, if any such impairment is determined, a writedown is recorded. As of June 30, 2005, there were no impairments recorded on goodwill.

The changes in the carrying amounts of core deposit intangibles for the year ended December 31, 2004, and period ended June 30, 2005, are as follows (in thousands):

Core
Deposit
Intangibles
Balance, January 1, 2004	$2,326
Amortization expense	(487)

Balance, December 31, 2004	1,839
Amortization expense	(214)

Balance, June 30, 2005	$1,625

6.	EARNINGS PER COMMON SHARE
Earnings per common share (“EPS”) were computed based on the following (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$8,516	$7,073	$16,274	$12,307
Basic:
Weighted average shares outstanding	45,250	44,796	45,191	44,748
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	463	418	473	424
Assumed conversion of preferred stock	—	20	—	20

Total	45,713	45,234	45,664	45,192

Earnings per share:
Basic	$0.19	$0.16	$0.36	$0.28

Diluted	$0.19	$0.16	$0.36	$0.27

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock were determined assuming applicable performance goals had been met. The calculation of the diluted EPS excludes 175,816 options outstanding for both the three and six months period ended June 30, 2005 and 323,283 and 256,038 options for the three and six months ended June 30, 2004, respectively which were antidilutive.
7.	COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $1.1 million and $2.0 million for the three and six months ended June 30, 2005, and $1.0 million and $1.7 million for the three and six months period ended June 30, 2004. There have been no significant changes in future minimum lease payments by the Company since December 31, 2004. Refer to the 2004 Form 10-K for information regarding these commitments.
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
The following is a summary of the various financial instruments entered into by the Company (in thousands):

	June 30,	December 31,
	2005	2004
Commitments to extend credit	$729,752	$657,740
Standby letters of credit	40,768	28,435
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk to the Company in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers
Off-balance sheet arrangements also include an interest rate swap agreement and Trust Preferred Securities. The interest rate swap agreement has a notional amount of $50.0 million in which the Company swapped the fixed rate to a floating rate. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty. The Trust Preferred Securities have been deconsolidated in these financial statements since the Company is not the primary beneficiary. Refer to the 2004 Form 10-K for information regarding the interest rate swap agreement and these Trust Preferred Securities.
9.	REGULATORY MATTERS
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
To meet the capital adequacy requirements, Sterling Bancshares and Sterling Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of June 30, 2005 and December 31, 2004, that Sterling Bancshares and Sterling Bank met all capital adequacy requirements to which they are subject.
The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed Sterling Bank’s category.

					To Be Categorized as
					Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)

CONSOLIDATED:
As of June 30, 2005:
Total capital (to risk weighted assets)	$422,843	13.6%	$248,091	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	342,678	11.1%	124,045	4.0%	N/A	N/A
Tier 1 capital (to average assets)	342,678	9.9%	139,119	4.0%	N/A	N/A

As of December 31, 2004:
Total capital (to risk weighted assets)	$406,343	14.6%	$223,457	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	328,948	11.8%	111,729	4.0%	N/A	N/A
Tier 1 capital (to average assets)	328,948	10.1%	129,625	4.0%	N/A	N/A

STERLING BANK:
As of June 30, 2005:
Total capital (to risk weighted assets)	$417,324	13.5%	$247,617	8.0%	$309,521	10.0%
Tier 1 capital (to risk weighted assets)	337,160	10.9%	123,808	4.0%	185,713	6.0%
Tier 1 capital (to average assets)	337,160	9.7%	138,879	4.0%	173,598	5.0%

As of December 31, 2004:
Total capital (to risk weighted assets)	$399,808	14.3%	$222,987	8.0%	$278,734	10.0%
Tier 1 capital (to risk weighted assets)	322,413	11.6%	111,494	4.0%	167,241	6.0%
Tier 1 capital (to average assets)	322,413	9.9%	129,387	4.0%	161,733	5.0%
On January 1, 2004 the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At June 30, 2005 approximately $65.7 million of the $82.5 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the rules provide that trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at June 30, 2005.
Dividend restrictions — Dividends paid by Sterling Bank and Sterling Bancshares are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $42.2 million and $79.7 million available for payment of dividends at June 30, 2005, by Sterling Bank and Sterling Bancshares, respectively.
10.	SUBSEQUENT EVENTS
On July 8, 2005, the Company entered into a definitive agreement to acquire through merger Dallas, Texas-based Prestonwood Bancshares, Inc. (“Prestonwood”), and its subsidiary bank, The Oaks Bank & Trust Company (“The Oaks Bank”), in a cash merger. The Company will pay $34.4 million for all of Prestonwood’s issued and outstanding shares of common stock. The Oaks Bank has five banking offices in Dallas. As of June 30, 2005, The Oaks Bank had assets of approximately $107.6 million, loans of $77.9 million, and deposits of $95.5 million. The merger agreement has been approved by the respective Boards of Directors of the Company, The Oaks Bank and Prestonwood, and the transactions contemplated thereby are subject to the approval of Prestonwood’s stockholders. The merger is subject to customary closing conditions including receipt of regulatory approval and is expected to occur during the fourth quarter of 2005.

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
Forward-looking statements reflect our expectation or predictions of future conditions, events or results based on information currently available and involve risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the following:
•	general business and economic conditions in the markets we serve may be less favorable than anticipated which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults;

•	our ability to integrate acquisitions and realize expected cost savings and revenue enhancements from acquisitions;

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.
Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events, such as market deterioration that adversely affects credit quality and asset values.
For additional discussion of such risks, uncertainties and assumptions, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.
OVERVIEW
We are a bank holding company headquartered in Houston, Texas that provides a range of commercial and consumer banking services through our subsidiary, Sterling Bank. We operate 35 banking offices in the greater metropolitan areas of Houston, San Antonio and Dallas. At June 30, 2005, the Company had consolidated total assets of $3.6 billion, total loans of $2.6 billion, deposits of $2.6 billion and shareholders’ equity of $325 million.

We reported net income of $8.5 million for the second quarter ended June 30, 2005, a 20% increase compared to $7.1 million reported for the second quarter of 2004. Earnings were $0.19 per diluted share in 2005’s second quarter, up from $0.16 per diluted share for the second quarter of 2004. Total loans grew by more than $136 million or 5.6% over the prior quarter and were up 19.2% in the past twelve months.
Net income for the six months ended June 30, 2005 was $16.3 million, or $0.36 per diluted share, compared with $12.3 million, or $0.27 per diluted share earned for the same period in 2004. Net income for the second quarter of 2004 included an after-tax gain of $3.2 million, or $0.07 per diluted share, related to the securitization and sale of certain interest-only securities, after-tax losses of $554 thousand, or $0.01 per diluted share, from the sale of U.S. Treasury securities, and impairment charges on certain bank properties of $721 thousand, or $0.02 per diluted share, net of taxes.
On July 8, 2005, we announced an agreement to acquire Dallas-based Prestonwood Bancshares, Inc. and its subsidiary, The Oaks Bank & Trust Company. This acquisition will enable us to expand our Dallas presence providing greater scale and enhanced service to customers. Subject to satisfaction of customary closing conditions, including receipt of necessary regulatory approvals and approval of Prestonwood’s stockholders, we expect to close this transaction in mid-fourth quarter of 2005. The total purchase price of $34.4 million will be financed in cash from available cash and short-term borrowings.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2005.
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
These policies and the judgments, estimates and assumptions are described in greater detail in the Company’s 2004 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements — “Organization and Summary of Significant Accounting and Reporting Policies.” There have been no material changes in these policies since December 31, 2004.
RECENT ACCOUNTING STANDARDS
In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). This issue provides restrictive guidance for determining when an investment is other-than-temporarily impaired and contains disclosure requirements about impairments that have not been recognized as other-than-temporary. In June 2005, the Financial Accounting Standards Board (“FASB”) directed its staff to prepare FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments which will supercede EITF 03-1. FSP FAS 115-1 is expected to be effective for impairment analyses conducted in periods beginning after September 15, 2005 and should clarify that impairment losses be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The disclosure requirements originally included in EITF 03-1 are expected to be included in the final guidance.
SFAS No. 123R, Share-Based Payment (Revised 2004) establishes standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R is effective for the next fiscal year that begins after June 15, 2005. SFAS 123R eliminates the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company plans to transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of June 30, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax compensation cost of approximately $550 thousand in 2006 as a result of the adoption of SFAS 123R.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS 123R and the SEC rules and regulations. Additionally, SAB 107 provides the staff’s views on certain issues including assumptions such as expected volatility and expected term used in the valuation of share-based arrangements by public companies, share-based payment transactions with nonemployees, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.
In May 2005, the FASB issued Statement of Accounting Standards No. 154 (“SFAS 154”) Accounting Changes and Error Corrections. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

SELECTED FINANCIAL DATA

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2005	2004	2005	2004	2004

	(Dollars and shares in thousands, except for per share amounts)
INCOME STATEMENT DATA:
Net interest income	$38,246	$32,290	$74,929	$65,255	$135,160
Provision for credit losses	3,221	2,781	6,561	6,281	12,250
Noninterest income	6,488	10,775	13,162	17,977	30,900
Noninterest expense	29,134	30,027	57,837	59,018	119,363
Income before income taxes	12,379	10,257	23,693	17,933	34,447
Net income	8,516	7,073	16,274	12,307	24,963

BALANCE SHEET DATA (at period-end):
Total assets	$3,591,433	$3,091,408	$3,591,433	$3,091,408	$3,336,896
Total loans	2,583,645	2,167,484	2,583,645	2,167,484	2,344,977
Allowance for loan losses	32,209	26,129	32,209	26,129	29,406
Total securities	694,220	519,172	694,220	519,172	658,118
Trading assets	15,556	92,751	15,556	92,751	36,720
Total deposits	2,605,180	2,488,605	2,605,180	2,488,605	2,443,967
Short-term borrowings	503,725	149,750	503,725	149,750	420,575
Subordinated debt	47,956	45,254	47,956	45,254	47,162
Junior subordinated debt	82,475	82,475	82,475	82,475	82,475
Shareholders’ equity	325,358	297,264	325,358	297,264	313,172
COMMON SHARE DATA:
Earnings per share (1)
Basic	$0.19	$0.16	$0.36	$0.28	$0.56
Diluted	0.19	0.16	0.36	0.27	0.55
Shares used in computing earnings per common share
Basic	45,250	44,796	45,191	44,748	44,839
Diluted	45,713	45,234	45,664	45,192	45,278
End of period common shares outstanding	45,283	44,853	45,283	44,853	45,068
Book value per common share at period-end
Total	$7.19	$6.62	$7.19	$6.62	$6.95
Tangible	5.77	5.18	5.77	5.18	5.52
Cash dividends paid per common share	0.060	0.050	0.120	0.100	0.200
Common stock dividend payout ratio	31.88%	31.66%	33.32%	36.34%	35.91%

SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	10.55%	9.45%	10.22%	8.28%	8.23%
Return on average assets (2)	0.97%	0.91%	0.95%	0.78%	0.78%
Net interest margin	4.75%	4.55%	4.79%	4.56%	4.64%
Efficiency ratio	65.13%	69.73%	65.66%	70.91%	71.88%
Full-time equivalent employees	951	1024	951	1024	961
Number of banking offices	35	37	35	37	36

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	98.09%	87.56%	97.19%	87.45%	89.32%
Period-end shareholders’ equity to total assets	9.06%	9.62%	9.06%	9.62%	9.39%
Average shareholders’ equity to average assets	9.18%	9.61%	9.29%	9.47%	9.52%
Period-end tangible capital to total tangible assets	7.41%	7.69%	7.41%	7.69%	7.61%
Tier 1 capital to risk-weighted assets	11.05%	12.58%	11.05%	12.58%	11.78%
Total capital to risk-weighted assets	13.64%	15.46%	13.64%	15.46%	14.55%
Tier 1 leverage ratio (Tier 1 capital to average assets)	9.85%	10.30%	9.85%	10.30%	10.15%

ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.28%	1.26%	1.28%	1.26%	1.29%
Period-end allowance for loan losses to period-end loans	1.25%	1.21%	1.25%	1.21%	1.25%
Net charge-offs to average loans (2)	0.30%	0.38%	0.32%	0.90%	0.58%
Period-end allowance for loan losses to nonperforming loans	174.09%	241.80%	174.09%	241.80%	142.71%
Nonperforming assets to period-end loans and foreclosed assets	0.78%	0.63%	0.78%	0.63%	0.95%
Nonperforming loans to period-end loans	0.72%	0.50%	0.72%	0.50%	0.88%
Nonperforming assets to period-end assets	0.56%	0.44%	0.56%	0.44%	0.67%
(1) The calculation of diluted EPS excludes 175,816 options for both the three and six months ended June 30, 2005, 323,283 and 256,038 options for the three and six months ended June 30, 2004 and 218,895 options for the year ended December 31, 2004, which were antidilutive.
(2) Interim periods annualized

RESULTS OF OPERATIONS
Net Income — Net income was $8.5 million for the second quarter ended June 30, 2005, a 20% increase compared to $7.1 million reported for the second quarter of 2004. Earnings were $0.19 per diluted share in 2005’s second quarter, up from $0.16 per diluted share for the second quarter of 2004.
Net income for the six months ended June 30, 2005 was $16.3 million, or $0.36 per diluted share, compared with $12.3 million, or $0.27 per diluted share earned for the same period in 2004. Net income for the second quarter of 2004 included an after-tax gain of $3.2 million, or $0.07 per diluted share, related to the securitization and sale of certain interest-only securities, after-tax losses of $554 thousand, or $0.01 per diluted share, from the sale of U.S. Treasury securities, and impairment charges on certain bank properties of $721 thousand, or $0.02 per diluted share, net of taxes.
Details of the changes in the various components of net income are discussed below.
Net Interest Income — Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and borrowings. Net interest income is our principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.
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
Since June 2004, the Federal Reserve Board has increased overnight interest rates by 225 basis points to 3.25% at June 30, 2005. In contrast, long-term interest rates, which are impacted by various forces including national and world-wide economies and political and monetary policies, have not increased by the same amount. At June 30, 2005, the market yield on 10-year U.S. Treasury notes was 3.91% compared with 4.58% at June 30, 2004. This has resulted in a general flattening of the interest rate yield curve. Since our balance sheet is asset sensitive, our interest-earning assets generally reprice more quickly than our interest-bearing liabilities. However, in the current interest rate environment the benefit of the Company’s traditionally asset-sensitive position has been impacted. Our net interest margin began to improve during the second half of 2004 continuing into 2005 following the increases in short-term interest rates.
Our net interest margin was 4.75% and 4.79% for the three and six-month periods ended June 30, 2005, respectively, compared to 4.55% and 4.56% for the three and six-month periods ended June 30 2004, respectively. Net interest income was $38.2 million for the three month period ended June 30, 2005 an increase of $6.0 million or 18.4% compared to the same period in 2004. For the six-month period ended June 30, 2005, net interest income was $74.9 million, an increase of $9.7 million or 14.8% compared to the same periods in 2004. Overall, our net interest income and net interest margin were higher during the 2005 periods, as compared with 2004, because of higher earning asset volumes and higher interest rates. Changes in the mix of interest-earning assets and liabilities also influence our net interest income and margin. Details of the changes of the various components of net interest income and net interest margin are discussed below.
Average interest-earning assets for the three and six-month periods ended June 30, 2005 increased $371.1 million or 13.0% and $273.2 million or 9.5%, respectively, over the comparable periods in 2004. The average yield earned on interest-earning assets increased 78 basis points and 70 basis points, respectively, for the same time frames. The increase in average interest-earning assets resulted primarily from an increase in average loans held for investment of $342.3 million or 15.9% and $283.1 million or 13.2% for the three and six months ended June 30, 2005, respectively, over the comparable periods in 2004. During the first six months of 2005, average loans held for investment were 77% of interest-earning assets compared to 75% for the same period in 2004.
Trading assets decreased on average $84.4 million or 74.5% and $110.2 million or 79.5% for the three and six-month periods ended June 30, 2005, respectively, compared to the same periods of 2004. We have lowered our holdings in these assets in response to current market conditions and redeployed these assets, in part, into the securities portfolios. On average, the securities portfolio was higher by $107.2 million or 18.7% and $100.3 million or 17.6% for the three and six-month periods ended June 30, 2005, respectively, compared to the same period in 2004. During the second quarter of 2005, we sought to maintain the size of our securities portfolio as a percentage of interest-earning assets in order to obtain both balance sheet liquidity and earnings benefits.
Average interest-bearing liabilities for the three and six-month periods ended June 30, 2005 were $2.3 billion and $2.2 billion, respectively, an increase of $274.8 million or 13.8% and $202.8 million or 10.1% compared to the same periods in 2004. The average rate paid on interest-bearing liabilities increased 81 basis points and 67 basis points, respectively, for the same time frames. These increases were due, in part, to an increase in average short-term borrowings of $281.3 million and $235.7 million for the three and six-month periods ended June 30, 2005, respectively, compared to the same periods in 2004. The average cost of short-term borrowings increased 187 basis points and 164 basis points for the same time periods in response primarily to the increases in overnight interest rates noted above.
The increase in interest expense paid on short-term borrowings was partially mitigated by increases in funding provided by both lower cost interest and non-interest bearing deposits. The average cost of interest-bearing deposits increased 53 basis points for the three-month period ended June 30, 2005 and 40 basis points for the six-month period ended June 30, 2005, compared to the same periods in 2004. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates offset by a decrease in the average balance of interest-bearing deposits. Interest-bearing deposits decreased $7.2 million and $33.2 million on average, for the three and six-month periods ended June 30, 2005, respectively, compared to the same periods in 2004. This decrease in average interest-bearing deposits was due in part to a decrease in average brokered deposits of $119.9 million and $121.8 million for the three and six-month periods ended June 30, 2005, respectively, compared to the same periods in 2004. The decrease in average interest-bearing deposits was partially offset by increases in non-interest bearing deposits of $91.3 million and $76.7 million, respectively for the same time periods. The Company provides for a portion of its earning asset growth and liquidity needs using a mix of brokered deposits and short-term borrowings. Noninterest bearing deposits represent on average 36% of total deposits for the six months ended June 30, 2005 compared to 33% for the same period in 2004.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest yields/rates are included below. No tax equivalent adjustments were made (dollars in thousands).

	Three Months Ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Interest-earning assets:
Loans held for sale (1)	$11,448	$200	7.02%	$11,568	$187	6.50%
Loans held for investment (1):
Taxable	2,488,633	43,395	6.99%	2,144,582	32,771	6.15%
Non-taxable	2,343	39	6.65%	4,064	65	6.43%
Securities:
Taxable	616,753	6,345	4.13%	529,652	4,977	3.78%
Non-taxable	62,945	612	3.90%	42,817	464	4.36%
Trading assets	28,944	322	4.46%	113,392	991	3.52%
Federal funds sold	16,880	122	2.89%	9,709	23	0.94%
Deposits in financial institutions	770	6	3.18%	1,874	16	3.39%

Total interest-earning assets	3,228,716	51,041	6.34%	2,857,658	39,494	5.56%

Noninterest-earning assets:
Cash and due from banks	89,617			98,580
Premises and equipment, net	39,045			47,744
Other assets	199,954			157,619
Allowance for loan losses	(31,097)			(25,981)

Total noninterest-earning assets	297,519			277,962

Total assets	$3,526,235			$3,135,620

Interest bearing liabilities:
Deposits:
Demand and savings	$959,832	$1,853	0.77%	$934,732	$1,080	0.46%
Certificates and other time	680,948	4,669	2.75%	713,283	3,275	1.85%
Short-term borrowings	493,464	3,669	2.98%	212,123	586	1.11%
Subordinated debt	46,985	882	7.53%	46,298	646	5.61%
Junior subordinated debt	82,475	1,722	8.37%	82,475	1,617	7.89%

Total interest-bearing liabilities	2,263,704	12,795	2.27%	1,988,911	7,204	1.46%

Noninterest-bearing sources:
Demand deposits	910,448			819,189
Other liabilities	28,322			26,319

Total noninterest-bearing liabilities	938,770			845,508

Shareholders’ equity	323,761			301,201

Total liabilities and shareholders’ equity	$3,526,235			$3,135,620

Net interest income & margin		$38,246	4.75%		$32,290	4.55%

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

	Six Months Ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Interest-earning assets:
Loans held for sale (1)	$9,808	$347	7.13%	$10,389	$315	6.10%
Loans held for investment (1):
Taxable	2,428,303	83,064	6.90%	2,143,833	65,810	6.17%
Non-taxable	2,713	104	7.73%	4,126	132	6.43%
Securities:
Taxable	607,403	12,500	4.15%	528,857	9,997	3.80%
Non-taxable	63,951	1,240	3.91%	42,157	919	4.38%
Trading assets	28,368	634	4.51%	138,600	2,453	3.56%
Federal funds sold	11,607	159	2.77%	10,312	43	0.84%
Deposits in financial institutions	994	15	3.10%	1,677	31	3.69%

Total interest-earning assets	3,153,147	98,063	6.27%	2,879,951	79,700	5.57%

Noninterest-earning assets:
Cash and due from banks	95,930			101,779
Premises and equipment, net	39,472			48,299
Other assets	198,100			157,139
Allowance for loan losses	(30,801)			(28,593)

Total noninterest-earning assets	302,701			278,624

Total assets	$3,455,848			$3,158,575

Interest-bearing liabilities:
Deposits:
Demand and savings	$984,459	$3,627	0.74%	$937,869	$2,033	0.44%
Certificates and other time	636,635	8,041	2.55%	716,452	6,640	1.86%
Other borrowed funds	465,660	6,359	2.75%	229,958	1,267	1.11%
Subordinated debt	47,020	1,695	7.27%	46,705	1,267	5.46%
Junior subordinated debt	82,475	3,412	8.34%	82,475	3,238	7.90%

Total interest-bearing liabilities	2,216,249	23,134	2.11%	2,013,459	14,445	1.44%

Noninterest-bearing sources:
Demand deposits	890,365			813,649
Other liabilities	28,159			32,340

Total noninterest-bearing liabilities	918,524			845,989

Shareholders’ equity	321,075			299,127

Total liabilities and shareholders’ equity	$3,455,848			$3,158,575

Net interest income & margin		$74,929	4.79%		$65,255	4.56%

(1) For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

Noninterest Income — Noninterest income for the three and six months ended June 30, 2005 and 2004, respectively, is summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Customer service fees	$2,888	$3,794	$5,880	$7,815
Net gain (loss) on trading assets	(11)	152	98	485
Net gain (loss) on the sale of securities	(31)	4,128	54	4,271
Bank owned life insurance	723	472	1,434	945
Debit card income	433	408	849	765
Other	2,486	1,821	4,847	3,696

	$6,488	$10,775	$13,162	$17,977

Customer service fees for the three and six months ended June 30, 2005 decreased $906 thousand and $1.9 million, respectively, compared to the same periods in 2004. This decrease was due in part to a higher earnings credit rate on certain commercial accounts, lower insufficient fund fees, increased fee waivers and increased competition for deposits.
Net gains (losses) on trading assets for the three and six months ended June 30, 2005 compared to the gains on trading assets for the same period in 2004 were attributable to a decrease in trading activity and the current market conditions for these types of assets compared to the same periods in 2004.
Net gains on the sale of securities for the three and six-month periods ended June 30, 2004, were due principally to the securitization and sale of certain interest-only securities for a pre-tax gain of $4.9 million. This gain was partially offset by a loss of $853 thousand for the sale of lower yielding U.S. Treasury securities. Net losses on the sale of securities for the three months ended June 30, 2005 and net gains on the sale of securities for the six months ended June 30, 2005 were not significant and were the result of routine portfolio management activities.
Other noninterest income increased $665 thousand and $1.2 million for the three and six months ended June 30, 2005, respectively, compared to the same periods of 2004. These increases are due in part to increased gains on the sale of SBA loans and higher FHLB stock dividends. Additionally, other noninterest income for the six-month period ended June 30, 2005 included special distributions totaling $339 thousand received as a result of the merger of PULSE EFT Association with Discover Financial Services.
Noninterest Expense — Noninterest expense for the three and six months ended June 30, 2005 and 2004, respectively, is summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Salaries and employee benefits	$16,938	$17,175	$34,119	$34,862
Occupancy expense	3,909	3,743	7,551	7,340
Technology	1,381	1,537	2,595	2,925
Professional fees	1,630	1,395	2,926	2,457
Postage, delivery and supplies	778	816	1,528	1,691
Marketing	617	539	1,262	925
Core deposit intangibles amortization	102	124	214	248
Net losses and carrying costs of other real estate and foreclosed property	41	194	97	213
Other	3,738	4,504	7,545	8,357

	$29,134	$30,027	$57,837	$59,018

Salaries and employee benefits for the three and six-month periods ended June 30, 2005 decreased $237 thousand and $743 thousand, respectively, compared to the same period in 2004. This decrease was due in part to a reduction in staffing levels through attrition and modification of certain perquisite benefit programs. Staffing levels decreased from 1,024 full-time equivalent employees at June 30, 2004 to 951 at June 30, 2005.
Technology expense decreased $156 thousand or 10.1% and $330 thousand or 11.3% for the three and six months ended June 30, 2005, respectively, over the comparable periods of 2004. These decreases were due primarily to the costs of upgrading certain computer systems in 2004.

Professional fees increased $235 thousand or 16.8% and $469 thousand or 19.1% for the three and six months ended June 30, 2005, respectively, compared to the same periods of 2004. These increases were primarily the result of higher legal and consulting fees incurred in connection with the Company’s ongoing Sarbanes-Oxley compliance efforts.
Marketing expense increased $78 thousand and $337 thousand for the three and six-month periods ended June 30, 2005, respectively, compared to the same periods of 2004. These increases were due to additional marketing efforts during the first half of 2005 through television, print and radio advertising.
Other noninterest expense was $3.7 million and $7.5 million for the three and six months ended June 30, 2005, down $766 thousand or 17.0% and $812 thousand or 9.7%, respectively, compared with the same periods of 2004. Other noninterest expense for the second quarter of 2004 included an impairment charge of $1.1 million on one bank office building and one tract of unused land which we intend to sell.
Income Taxes — We provided $3.9 and $7.4 million for federal and state income taxes during the three and six-month periods ended June 30, 2005, respectively, and $3.2 and $5.6 million, respectively, for the same period of 2004. The effective tax rate for each period was approximately 31%.
FINANCIAL CONDITION
Loans Held for Investment — The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
Commercial and industrial	$729,945	28.4%	$682,209	29.2%
Real estate:
Commercial	1,134,882	44.0%	1,015,114	43.4%
Construction	436,709	17.0%	363,044	15.5%
Residential mortgage	172,488	6.7%	179,623	7.7%
Consumer/other	68,711	2.7%	72,997	3.1%
Foreign loans	31,715	1.2%	25,109	1.1%

Total loans held for investment	$2,574,450	100.0%	$2,338,096	100.0%

At June 30, 2005, loans held for investment were $2.6 billion, an increase of $236.4 million or 10.1% over loans held for investment at December 31, 2004. We have experienced better than expected growth in the commercial and industrial, commercial real estate and construction lending portfolios during 2005.
Our primary lending focus is commercial loans and owner-occupied real estate loans to local businesses. Our wholesale real estate funding department diversifies our loan portfolio geographically, while supplementing our growth in our niche market segment, small to medium-size businesses. At June 30, 2005, commercial and industrial loans and commercial real estate loans were 28.4% and 44.0%, respectively of loans held for investment.
At June 30, 2005, loans held for investment were 98.8% of deposits and 71.7% of total assets. As of June 30, 2005, we had no material concentrations of loans.
Loans Held for Sale — Loans held for sale were $9.2 million at June 30, 2005, as compared with $6.9 million at December 31, 2004. Loans held for sale consisted primarily of the guaranteed portion of SBA loans we originate. Due to the timing of the sales of these loans to investors, the balance of loans in the held for sale category at any given time may vary.
Trading Assets — Trading assets were $15.6 million at June 30, 2005, as compared with $36.7 million at December 31, 2004, a decrease of $21.2 million or 57.6%. These assets consist primarily of the government-guaranteed portion of SBA loans purchased. Trading assets are purchased with the anticipation of sale in the near term and are carried at market value. The size of this portfolio is dependent upon the current market conditions for SBA loans. We have reduced our holdings of these assets in the past twelve months in response to the current market conditions.
Securities — The Company’s securities portfolio at June 30, 2005 totaled $694.2 million, as compared to $658.1 million at December 31, 2004, an increase of $36.1 million or 5.5%. As part of our overall asset/liability management strategy, we have maintained our holdings in securities as a percentage of interest earning assets. However, faced with a flattening yield curve and strong loan growth, we expect near term growth in the investment portfolio to slow; and we may reinvest some of our investment cash flows into the loan portfolio depending on loan growth, rate movements, investment opportunities and changes in our funding mix. Net unrealized losses on the available-for-sale securities were $2.4 million at June 30, 2005 as compared to $358 thousand at December 31, 2004. Net unrealized losses on our securities portfolio were caused primarily by interest rate increases. We do not consider these investments to be other-than-temporarily impaired at June 30, 2005.
Deposits — The following table summarizes the Company’s deposit portfolio by type (dollars in thousands):

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
Noninterest-bearing demand	$928,564	35.7%	$884,017	36.2%
Interest-bearing demand	961,134	36.9%	970,281	39.7%
Certificates and other time deposits
Jumbo	451,394	17.3%	345,785	14.1%
Regular	221,325	8.5%	197,561	8.1%
Brokered	42,763	1.6%	46,323	1.9%

Total deposits	$2,605,180	100.0%	$2,443,967	100.0%

Total deposits as of June 30, 2005 increased $161.2 million to $2.6 billion, up 6.6% compared to $2.4 billion at December 31, 2004. The deposit growth we experienced during the second quarter was driven primarily by non-interest bearing and time deposits. The percentage of noninterest bearing deposits to total deposits as of June 30, 2005 was 35.7%.
Short-term borrowings — As of June 30, 2005, we had $503.7 million in short-term borrowing compared to $420.6 million at December 31, 2004, an increase of $83.2 million or 19.8%. The Company’s primary source of short-term borrowings is the Federal Home Loan Bank. The weighted-average interest rates on advances from the Federal Home Loan Bank were 3.00% and 2.79% for the three and six-month periods ended June 30, 2005, respectively. Short-term borrowings are used to fund a portion of our growth in earning assets and for liquidity purposes. Generally, these borrowings have maturities of less than 30 days and are replaced at maturity either with additional borrowings or through increased customer deposits.
ASSET QUALITY
Risk Elements — Nonperforming assets includes nonaccrual loans, restructured loans, real estate acquired by foreclosure and other repossessed assets. Nonperforming and past-due loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for loan losses.

Nonperforming assets and potential problem loans consisted of the following (dollars in thousands):

	June 30,	December 31,
	2005	2004
Nonperforming loans:
Nonaccrual	$18,450	$20,605
Restructured	51	—
Real estate acquired by foreclosure	1,472	1,536
Other repossessed assets	232	216

Total nonperforming assets	$20,205	$22,357

Potential problem loans	$58,817	$54,293

Accruing loans past due 90 days or more	$1,629	$2,395

Period-end allowance for loan losses to nonperforming loans	174.09%	142.71%
Nonperforming loans to period-end loans	0.72%	0.88%
Nonperforming assets to period-end assets	0.56%	0.67%
Nonperforming assets to period-end loans and foreclosed assets	0.78%	0.95%
We saw a favorable decline in nonperforming assets during the first half of 2005 since December 31, 2004. At June 30, 2005, we had $20.2 million in nonperforming assets, a decrease of $2.2 million or 9.6% from $22.4 million at December 31, 2004. Accruing loans past due 90 days or more at June 30, 2005 totaled $1.6 million.
Allowance for Credit Losses — The provision for credit losses for the three and six months ended June 30, 2005 was $3.2 million and $6.6 million as compared to $2.8 million and $6.3 million for the same periods in 2004.
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
Net charge-offs were $1.9 million and $3.8 million, or 0.30% and 0.32% (annualized) of average loans for the three and six months ended June 30, 2005. Net charge-offs decreased $201 thousand and $5.8 million, or 9.8% and 60.3%, for the three and six months ended June 30, 2005 compared to the same period in 2004. During the first quarter of 2004, the Company decided to minimize its potential loss exposure by selling $10.7 million of nonperforming loans, which resulted in an increase in charge-offs of $4.6 million.
Overall, the allowance for loan losses at June 30, 2005 was $32.2 million and represented 1.25% of total loans. The allowance for loan losses at June 30, 2005 was 174.1% of nonperforming loans, up favorably from 142.7% at December 31, 2004, principally because of improvements in asset quality. In the second quarter of 2005, the reserve for losses on unfunded lending commitments of $746 thousand was reclassified from the allowance for loan losses to other liabilities. Previously reported amounts on related ratios were changed for this balance sheet only reclassification, which had no impact on net income or equity.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Allowance for loan losses at beginning of period	$30,760	$25,534	$29,406	$30,722
Charge-offs:
Commercial, financial, and industrial	1,881	1,906	3,220	7,480
Real estate, mortgage and construction	1,065	719	1,576	3,014
Consumer	323	218	838	717

Total charge-offs	3,269	2,843	5,634	11,211

Recoveries
Commercial, financial, and industrial	721	732	1,034	1,318
Real estate, mortgage and construction	605	9	610	100
Consumer	83	41	152	119

Total recoveries	1,409	782	1,796	1,537

Net charge-offs	1,860	2,061	3,838	9,674
Provision for loan losses	3,309	2,656	6,641	5,081

Allowance for loan losses at end of period	$32,209	$26,129	$32,209	$26,129

Reserve for losses on unfunded lending commitments at beginning of period	834	1,075	826	—
Provision for losses on unfunded lending commitments	(88)	125	(80)	1,200

Reserve for losses on unfunded lending commitments at end of period	746	1,200	746	1,200

Total allowance for credit losses	$32,955	$27,329	$32,955	$27,329

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
We measure interest rate risk using a variety of methodologies including, but not limited to, dynamic simulation analysis, GAP analysis and static balance sheet rate shocks. Dynamic simulation analysis is the primary tool used to measure interest rate risk. We model the effects of non-parallel movements in multiple yield curves, changes in borrower and depositor behaviors, changes in loan and deposit pricing, and changes in loan and deposit portfolio compositions and growth rates over a 24-month horizon.
We utilize static balance sheet rate shocks to estimate the potential impact on net interest income from changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of June 30, 2005 and December 31, 2004:

Increase
Changes in	(Decrease) in
Interest Rates	Net Interest
(Basis Points)	Income
June 30, 2005
+200	6.15%
+100	3.31%
Base	0.00%
-100	-5.18%
-200	-11.13%
December 31, 2004
+200	5.96%
+100	3.14%
Base	0.00%
-100	-5.43%
-200	-6.69%
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
CAPITAL RESOURCES AND LIQUIDITY
Capital Resources — At June 30, 2005, shareholders’ equity totaled $325.4 million or 9.06% of total assets, as compared to $313.2 million or 9.39% of total assets at December 31, 2004. Our risk-based capital ratios at June 30, 2005 remain above the levels designated by regulatory agencies for us to be considered as “well capitalized.” Our capital ratios at June 30, 2005 were as follows (dollars in thousands):

			For Minimum Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$422,843	13.6%	$248,091	8.0%
Tier 1 capital (to risk weighted assets)	342,678	11.1%	124,045	4.0%
Tier 1 capital (to average assets)	342,678	9.9%	139,119	4.0%
Liquidity — We manage balance sheet liquidity to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders’ dividends. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. Our liquidity needs have primarily been met by growth in core deposits. Core deposits exclude brokered deposits and time deposits over $100,000. Average core deposits funded 64.5% and 66.1% of total interest-earning assets for the three and six months ended June 30, 2005. In addition to core deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing securities and loan portfolios. The bank also accepts brokered certificates of deposit. As part of our ongoing business, we regularly evaluate acquisition possibilities and similar transactions with other financial service companies. Potential acquisitions may involve the payment of cash or issuance of debt or equity securities. We believe that our liquidity position is adequate to meet our current and anticipated needs. For more information regarding liquidity, please refer to our 2004 Annual Report on Form 10-K.
On April 25, 2005, our Board of Directors authorized us to repurchase up to 2,500,000 shares of our common stock, not to exceed 500,000 shares in any calendar year. We may repurchase our shares of common stock from time to time in the open market or through privately negotiated transactions. We plan to fund any share repurchases from available cash or short-term borrowings.

On July 8, 2005, we announced an agreement to acquire Dallas-based Prestonwood Bancshares, Inc. and its subsidiary, The Oaks Bank & Trust Company. Subject to satisfaction of customary closing conditions, including receipt of necessary regulatory approvals and the approval of Prestonwood’s stockholders, we expect to close this transaction in mid-fourth quarter of 2005. The total purchase price of $34.4 million will be financed in cash from available cash and short-term borrowings.
Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At June 30, 2005, the Bank had approximately $42.2 million in the aggregate available to be paid as dividends to Sterling Bancshares. It is not anticipated that such restrictions will have an impact on the ability of Sterling Bancshares to meet its ongoing cash obligations. As of June 30, 2005, we did not have any material commitments for capital expenditures; however, the agreement to acquire Prestonwood Bancshares which we executed in July 2005 does represent a commitment for a significant capital expenditure. We anticipate that our present available cash and available short-term borrowings will be sufficient to fund the acquisition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk we face since December 31, 2004. For more information regarding quantitative and qualitative disclosures about market risk of our financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity.” Our principal market risk exposure is to interest rates.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures — Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2,500,000 shares of common stock, not to exceed 500,000 shares in any calendar year. The Company may repurchase shares of its common stock from time to time in the open market or through privately negotiated transactions. No shares were repurchased by the Company during the quarter ended June 30, 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Stockholders was held on April 25, 2005, to consider and vote on the following proposals:
Proposal 1: The Election of Directors
The following individuals were nominated and elected as Class I directors to hold office until the 2008 annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified.

	For	Withheld
George Beatty, Jr	38,826,560	2,059,519

Anat Bird	39,197,052	1,689,027

Thomas A. Reiser	37,927,108	2,958,971

Steven F. Retzloff	39,453,006	1,433,073
The following directors continued in office after the annual meeting:

J. Downey Bridgwater	James J. Kearney

James D. Calaway	R. Bruce LaBoon

Bruce J. Harper	George Martinez

David L. Hatcher	G. Edward Powell

Glenn H. Johnson	Raimundo Riojas E.
Proposal 2: Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2005.

For 37,806,003	Against 3,076,110	Abstain 3,964
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.
(a)     Exhibits:

+10.1 —	Severance and Non-Competition Agreement dated effective May 2, 2005, by and among Sterling Bancshares, Inc., Sterling Bank, and Sonny Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 5, 2005 (File No. 000-20750).]

+10.2 —	Summary Description of Named Executive Compensation. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-20750).]

+10.3 —	Summary Description of Non-Employee Director Compensation. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-20750).]

11 —	Statement Regarding Computation of Earnings Per Share (included as Note (6) to Consolidated Financial Statements on page 12 of this Quarterly Report on Form 10-Q).

*31.1 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1 —	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.

**	As furnished herewith.

+	Management Compensation Agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.
Date: August 5, 2005	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
President and Chief Executive Officer (Principal executive officer)

Date: August 5, 2005	By:	/s/ Stephen C. Raffaele
Stephen C. Raffaele
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description

+10.1 —	Severance and Non-Competition Agreement dated effective May 2, 2005, by and among Sterling Bancshares, Inc., Sterling Bank, and Sonny Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 5, 2005 (File No. 000-20750).]

+10.2 —	Summary Description of Named Executive Compensation. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-20750).]

+10.3 —	Summary Description of Non-Employee Director Compensation. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-20750).]

11 —	Statement Regarding Computation of Earnings Per Share (included as Note (6) to Consolidated Financial Statements on page 12 of this Quarterly Report on Form 10-Q).

*31.1—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.

**	As furnished herewith.

+	Management Compensation Agreement.