Form 10-Q
period 2005-09-30
STERLING BANCSHARES INC
filed 2005-11-08
CIK 891098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10 - Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-20750

STERLING BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-2175590 (I.R.S. Employer Identification Number)

2550 North Loop West, Suite 600 Houston, Texas (Address of principal executive office)	77092 (Zip Code)
713-466-8300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of November 3, 2005, there were outstanding 45,397,563 shares of common stock, par value $1.00 per share, of the registrant.

STERLING BANCSHARES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$136,391	$88,439
Interest-bearing deposits in financial institutions	199	595
Trading assets	21,019	36,720
Available-for-sale securities, at fair value	520,381	540,704
Held-to-maturity securities, at amortized cost	114,819	117,414

Loans held for sale	10,779	6,881
Loans held for investment	2,689,745	2,338,096

Total loans	2,700,524	2,344,977
Allowance for loan losses	(31,227)	(29,406)

Loans, net	2,669,297	2,315,571

Premises and equipment, net	38,863	40,171
Real estate acquired by foreclosure	635	1,536
Goodwill	84,490	62,480
Core deposit intangibles, net	3,756	1,839
Accrued interest receivable	14,443	11,964
Other assets	125,731	119,463

TOTAL ASSETS	$3,730,024	$3,336,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,031,366	$884,017
Interest-bearing demand	974,629	970,281
Certificates and other time deposits	763,014	589,669

Total deposits	2,769,009	2,443,967
Short-term borrowings	473,050	420,575
Subordinated debt	46,635	47,162
Junior subordinated debt	82,475	82,475
Accrued interest payable and other liabilities	29,675	29,545

Total liabilities	3,400,844	3,023,724

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 45,391,760 and 45,068,048 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	45,392	45,068
Capital surplus	57,905	54,522
Retained earnings	230,631	213,814
Accumulated other comprehensive loss, net of tax	(4,748)	(232)

Total shareholders’ equity	329,180	313,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,730,024	$3,336,896

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$47,248	$34,635	$130,763	$100,892
Securities:
Taxable	6,404	5,560	18,904	15,557
Non-taxable	604	520	1,844	1,439
Trading assets	259	1,084	893	3,537
Federal funds sold	59	25	218	68
Deposits in financial institutions	24	13	39	44

Total interest income	54,598	41,837	152,661	121,537

Interest expense:
Demand and savings deposits	2,145	1,239	5,772	3,272
Certificates and other time deposits	5,572	3,006	13,613	9,646
Short-term borrowings	4,498	1,047	10,857	2,314
Subordinated debt	950	704	2,645	1,971
Junior subordinated debt	1,746	1,646	5,158	4,884

Total interest expense	14,911	7,642	38,045	22,087

Net interest income	39,687	34,195	114,616	99,450
Provision for credit losses	4,565	2,115	11,126	8,396

Net interest income after provision for credit losses	35,122	32,080	103,490	91,054

Noninterest income:
Customer service fees	2,840	3,687	8,720	11,503
Net gain (loss) on trading assets	34	(216)	132	269
Net gain on the sale of securities	6	310	60	4,581
Net gain on the sale of loans	626	418	1,300	638
Other	3,447	2,572	9,903	7,757

Total noninterest income	6,953	6,771	20,115	24,748

Noninterest expense:
Salaries and employee benefits	16,356	17,510	50,475	52,372
Occupancy expense	3,841	3,945	11,392	11,285
Technology	1,409	1,643	4,004	4,568
Professional fees	1,870	1,333	4,796	3,790
Postage, delivery and supplies	809	746	2,337	2,437
Marketing	542	250	1,804	1,175
Core deposit intangibles amortization	102	125	316	372
Acquisition costs	831	—	831	—
Other	3,514	3,863	11,156	12,434

Total noninterest expense	29,274	29,415	87,111	88,433

Income before income taxes	12,801	9,436	36,494	27,369
Provision for income taxes	4,115	2,950	11,534	8,576

Net Income	$8,686	$6,486	$24,960	$18,793

Earnings per share:
Basic	$0.19	$0.14	$0.55	$0.42

Diluted	$0.19	$0.14	$0.55	$0.42

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2004	20	$20	44,642	$44,642	$48,953	$197,819	$1,162	$292,596

Comprehensive income:
Net income						18,793		18,793
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($352)							(654)	(654)
Less: Reclassification adjustment for gains included in net income, net of taxes of $248							462	462

Total comprehensive income								18,601

Issuance of common stock			275	275	2,612			2,887
Cash dividends paid						(6,719)		(6,719)

BALANCE AT SEPTEMBER 30, 2004	20	$20	44,917	$44,917	$51,565	$209,893	$970	$307,365

BALANCE AT JANUARY 1, 2005	—	$—	45,068	$45,068	$54,522	$213,814	$(232)	$313,172

Comprehensive income:
Net income						24,960		24,960
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($2,452)							(4,477)	(4,477)
Less: Reclassification adjustment for gains included in net income, net of taxes of ($21)							(39)	(39)

Total comprehensive income								20,444

Issuance of common stock			324	324	3,383			3,707
Cash dividends paid						(8,143)		(8,143)

BALANCE AT SEPTEMBER 30, 2005	—	$—	45,392	$45,392	$57,905	$230,631	$(4,748)	$329,180

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,960	$18,793
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	2,386	5,430
Net gain on the sale of securities	(60)	(4,581)
Net gain on the sale of bank assets	(244)	(93)
Net gain on trading assets	(132)	(269)
Net gain on sale of loans	(1,300)	(638)
Provision for credit losses	11,126	8,396
Writedowns, less gains on sale, of real estate acquired by foreclosure	(11)	(18)
Writedowns of premises and equipment	—	1,109
Depreciation and amortization	5,680	6,917
Proceeds from sales of trading assets	134,837	340,809
Purchases of trading assets	(150,484)	(313,480)
Proceeds from principal paydowns of trading securities	27,301	2,945
Net (increase) decrease in loans held for sale	(2,901)	1,923
Net increase in accrued interest receivable and other assets	(6,259)	(4,637)
Net decrease in accrued interest payable and other liabilities	(1,162)	(15,007)

Net cash provided by operating activities	43,737	47,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	17,371	6,013
Proceeds from the sale of available-for-sale securities	60,049	161,332
Proceeds from maturities or calls and paydowns of available-for-sale securities	110,322	108,348
Purchases of available-for-sale securities	(151,972)	(260,501)
Purchases of held-to-maturity securities	(14,916)	(42,034)
Net increase in loans held for investment	(338,783)	(85,909)
Proceeds from sale of real estate acquired by foreclosure	1,953	2,482
Proceeds from sale of land held for sale and others	615	729
Net decrease in interest-bearing deposits in financial institutions	396	183
Purchase of Prestonwood Bancshares, Inc. (including transaction costs)	(34,638)	—
Cash and cash equivalents acquired with Prestonwood Bancshares, Inc.	49,035	—
Proceeds from sale of loans held for investment	52,368	—
Proceeds from sale of premises and equipment	353	618
Purchase of premises and equipment	(3,314)	(4,394)

Net cash used in investing activities	(251,161)	(113,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	207,337	(26,186)
Net increase in short-term borrowings	52,475	53,590
Proceeds from issuance of common stock	3,707	2,887
Dividends paid	(8,143)	(6,719)

Net cash provided by financing activities	255,376	23,572

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,952	(41,962)
CASH AND CASH EQUIVALENTS:
Beginning of period	88,439	136,764

End of period	$136,391	$94,802

Supplemental information:
Income taxes paid	$15,143	$28,009
Interest paid	36,223	21,460
Noncash investing and financing activities—
Acquisitions of real estate through foreclosure of collateral	1,041	4,071
See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and include the accounts of Sterling Bancshares, Inc. and its subsidiaries (the “Company”) except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. At September 30, 2005, the Company had two banking subsidiaries with separate state-banking charters, Sterling Bank and The Oaks Bank and Trust (collectively, the “Bank”). The Company’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read with the Company’s 2004 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period classifications. These reclassifications had no affect on net income or shareholders’ equity.
Recent Accounting Standards
In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to whether an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance in this FSP will be effective for impairment analyses conducted in periods beginning after December 15, 2005.
SFAS No. 123R, Share-Based Payment (Revised 2004) establishes standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R is effective for the next fiscal year that begins after June 15, 2005. SFAS 123R eliminates the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company plans to transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the Company’s pro forma disclosures. The Company expects to recognize additional pre-tax compensation cost of approximately $640 thousand in 2006 as a result of the adoption of SFAS 123R. Compensation costs may differ from these estimates due to future award grants, modifications or cancellations.
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
Pro forma information regarding net income and earnings per share has been determined as if the Company accounted for its employee stock option plans under the fair value-based method. The following table shows information related to stock-based compensation in both the reported and pro-forma earnings per share amounts (dollars in thousands except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$8,686	$6,486	$24,960	$18,793

Add: Stock-based employee compensation expense included in reported net income, net of related taxes	105	72	347	440

Less: Total stock-based employee compensation expense determined under fair value-based method, net of related taxes	(226)	(221)	(739)	(979)

Pro-forma net income	$8,565	$6,337	$24,568	$18,254

Earnings per share:
Basic — as reported	$0.19	$0.14	$0.55	$0.42

Basic — pro-forma	$0.19	$0.14	$0.54	$0.41

Diluted — as reported	$0.19	$0.14	$0.55	$0.42

Diluted — pro-forma	$0.19	$0.14	$0.54	$0.40

The Company expects to adopt the provisions of SFAS No. 123R, “Share-Based Payment (Revised 2004),” on January 1, 2006. See Recent Accounting Standards above.
2. ACQUISITIONS
On September 30, 2005, the Company acquired Dallas, Texas-based Prestonwood Bancshares, Inc. (“Prestonwood”), and its subsidiary bank, The Oaks Bank & Trust Company (“The Oaks Bank”), in a cash merger. The Oaks Bank operates five banking offices in Dallas and doubles the Company’s size in both assets and locations in the Dallas area. The Company paid $34.4 million for all of Prestonwood’s issued and outstanding shares of common stock, of which $500 thousand was deposited into an escrow account to secure payment of certain obligations related to an insurance agency subsidiary. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets was recorded as goodwill, none of which is expected to be deductible for tax purposes. The results of operations for this acquisition will be included in the Company’s financial results beginning October 1, 2005.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Certain intangible assets are estimates and pending final valuations; thus, the allocation of the purchase price is subject to refinement (dollars in thousands).

September 30,
2005
Cash and cash equivalents	$49,035
Available-for-sale securities	3,029
Loans held for investment	75,662
Allowance for loan losses	(761)
Premises and equipment, net	990
Accrued interest receivable	351
Core deposit intangibles, net	2,233
Goodwill	22,010
Other assets	201

Total assets acquired	152,750

Deposits	(117,705)
Accrued interest payable and other liabilities	(407)

Total liabilities assumed	(118,112)

Net assets acquired	$34,638

Core deposit intangibles are amortized using an economic life method based on deposit attrition projections. As a result, amortization will decline over time with most of the amortization occurred during the initial years. The weighted average amortization period for core deposit intangibles is approximately 4 years.

3. SECURITIES
The amortized cost and fair value of securities are as follows (in thousands):

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale
Obligations of the U.S Treasury and other U.S. government agencies	$10,242	$—	$(92)	$10,150
Obligations of states of the U.S. and political subdivisions	3,308	44	(2)	3,350
Mortgage-backed securities and collateralized mortgage obligations	499,051	428	(7,726)	491,753
Other securities	15,085	367	(324)	15,128

Total	$527,686	$839	$(8,144)	$520,381

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$58,325	$1,004	$(232)	$59,097
Mortgage-backed securities and collateralized mortgage obligations	56,494	1	(841)	55,654

Total	$114,819	$1,005	$(1,073)	$114,751

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale
Obligations of the U.S Treasury and other U.S. government agencies	$8,254	$—	$(60)	$8,194
Obligations of states of the U.S. and political subdivisions	4,035	99	(1)	4,133
Mortgage-backed securities and collateralized mortgage obligations	516,865	2,112	(2,652)	516,325
Other securities	11,908	354	(210)	12,052

Total	$541,062	$2,565	$(2,923)	$540,704

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$61,956	$1,928	$(71)	$63,813
Mortgage-backed securities and collateralized mortgage obligations	55,458	57	(306)	55,209

Total	$117,414	$1,985	$(377)	$119,022

The contractual maturities of securities at September 30, 2005, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,972	$4,963	$5,295	$5,339
Due after one year through five years	7,434	7,370	25,131	25,896
Due after five years through ten years	1,144	1,167	27,328	27,297
Due after ten years	—	—	571	565
Mortgage-backed securities and collateralized mortgage obligations	499,051	491,753	56,494	55,654
Other securities	15,085	15,128	—	—

Total	$527,686	$520,381	$114,819	$114,751

The following table summarizes the proceeds received and gross realized gains and losses on the sales of the available-for-sale securities (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Proceeds from sales and calls	$15,792	$15,595	$60,049	$161,332
Gross realized gains	63	310	206	5,434
Gross realized losses	(57)	—	(146)	(853)
Securities with unrealized losses segregated by length of impairment were as follows (dollars in thousands):

	September 30, 2005
	Less than 12 Months			More than 12 Months
		Gross			Gross
	Amortized	Unrealized		Amortized	Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value
Available-for-Sale
Obligations of the U.S Treasury and other U.S. government agencies	$6,519	$(73)	$6,446	$1,196	$(19)	$1,177
Obligations of states of the U.S. and political subdivisions	368	(2)	366	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	399,673	(5,365)	394,308	99,378	(2,361)	97,017
Other securities	—	—	—	6,178	(324)	5,854

Total	$406,560	$(5,440)	$401,120	$106,752	$(2,704)	$104,048

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$20,967	$(232)	$20,735	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	56,346	(841)	55,505	—	—	—

Total	$77,313	$(1,073)	$76,240	$—	$—	$—

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2005.
The Company does not own any securities of any one issuer (other than U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at September 30, 2005.
Securities with carrying values totaling $249.0 million and fair values totaling $246.9 million at September 30, 2005 were pledged to secure public deposits.

4. LOANS
The loan portfolio is classified by major type as follows (dollars in thousands):

	September 30,		December 31,
	2005		2004
	Amount	%	Amount	%
Loans held for sale	$10,779	0.4%	$6,881	0.3%
Loans held for investment
Domestic
Commercial and industrial	751,372	27.8%	682,209	29.1%
Real estate:
Commercial	1,188,393	44.0%	1,043,960	44.6%
Construction	447,260	16.6%	329,982	14.1%
Residential mortgage	195,862	7.3%	183,839	7.8%
Consumer/other	78,272	2.9%	72,997	3.1%
Foreign
Commercial and industrial	25,225	0.9%	21,785	0.9%
Other loans	3,361	0.1%	3,324	0.1%

Total loans held for investment	2,689,745	99.6%	2,338,096	99.7%

Total loans	$2,700,524	100.0%	$2,344,977	100.0%

Loan maturities and rate sensitivities of the loans held for investment excluding residential mortgage and consumer loans, at September 30, 2005 are as follows (in thousands):

		Due After
		One Year
	Due in One	Through Five	Due After
	Year or Less	Years	Five Years	Total
Commercial and industrial	$600,246	$140,497	$10,629	$751,372
Real estate — commercial	750,896	332,451	105,046	1,188,393
Real estate — construction	373,828	58,464	14,968	447,260
Foreign loans	10,489	18,090	7	28,586

Total	$1,735,459	$549,502	$130,650	$2,415,611

Loans with a fixed interest rate	$132,515	$489,066	$113,030	$734,611
Loans with a floating interest rate	1,602,944	60,436	17,620	1,681,000

Total	$1,735,459	$549,502	$130,650	$2,415,611

The loan portfolio consists of loans made principally to borrowers located in the Houston, San Antonio, and Dallas metropolitan areas. As of September 30, 2005, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.
As of September 30, 2005 and December 31, 2004, loans from Sterling Bank outstanding to directors, officers and their affiliates were $9.1 million and $15.3 million, respectively. In the opinion of management, all transactions entered into between Sterling Bank and such related parties have been and are in the ordinary course of business, and made on the same terms and conditions as similar transactions with unaffiliated persons. For the nine months ended September 30, 2005, total principal repayments were $981 thousand related to these loans. There was a $15 thousand new loan originated to a related party during the nine months ended September 30, 2005.
The recorded investment in impaired loans was $25.0 million and $21.8 million, at September 30, 2005 and December 31, 2004, respectively. Such impaired loans required an allowance for loan losses of approximately $6.0 million and $6.7 million, respectively. The average recorded investment in impaired loans for the three and nine months ended September 30, 2005 was $24.7 million and $22.3 million, respectively, and for the three and nine months ended September 30, 2004 was $13.6 million and $19.5 million, respectively. Interest income on impaired loans of $64 thousand was recognized for cash payments received for the nine months ended September 30, 2005 as compared to $86 thousand recognized for the same periods of 2004. There was no interest income on impaired loans recognized during the third quarter of 2005 as compared to the $19 thousand received for the same period of 2004.
Included in impaired loans were nonperforming loans of $24.1 million and $20.6 million at September 30, 2005 and December 31, 2004, respectively, which have been categorized by management as nonaccrual. For the three and nine months ended September 30, 2005 and 2004, interest foregone on nonaccrual loans was approximately $199 thousand and $1.1 million and $347 thousand and $805 thousand, respectively. The Company had $49 thousand in restructured loans as of September 30, 2005. There were no restructured loans at December 31, 2004.
When management doubts a borrower’s ability to meet payment obligations, typically when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, and not on nonaccrual were $403 thousand and $2.4 million at September 30, 2005 and December 31, 2004, respectively.
5. ALLOWANCE FOR CREDIT LOSSES
An analysis of activity in the allowance for credit losses is as follows (in thousands) :

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Allowance for loan losses at beginning of the period	$32,209	$26,129	$29,407	$30,722

Loans charged-off	6,688	2,126	12,322	13,337
Loan recoveries	(595)	(641)	(2,391)	(2,178)

Net loans charged-off	6,093	1,485	9,931	11,159
Allowance for credit losses associated with acquired institutions	761	—	761	—
Provision for loan losses	4,350	2,179	10,991	7,260

Allowance for loan losses at end of the period	$31,227	$26,823	$31,227	$26,823

Reserve for losses on unfunded lending commitments at beginning of period	746	1,200	826	—
Provision for losses on unfunded lending commitments	215	(64)	135	1,136

Reserve for losses on unfunded lending commitments at end of period	961	1,136	961	1,136

Total allowance for credit losses	$32,188	$27,959	$32,188	$27,959

In the second quarter of 2005, the reserve for losses on unfunded loan commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported amounts and related ratios were changed for this reclassification.
6. GOODWILL AND OTHER INTANGIBLES
The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2004, and the period ended September 30, 2005, are as follows (in thousands):

	Houston	San Antonio	Dallas	Total
Balance, January 1, 2004	$29,613	$27,658	$5,662	$62,933
Plaza Bank goodwill adjustments	—	(453)	—	(453)

Balance, December 31, 2004	29,613	27,205	5,662	62,480
Prestonwood Bancshares acquisition	—	—	22,010	22,010

Balance, September 30, 2005	$29,613	$27,205	$27,672	$84,490

Management performs an annual evaluation of whether any impairment of the goodwill and other intangibles has occurred, if any such impairment is determined, a writedown is recorded. As of September 30, 2005, there were no impairments recorded on goodwill.

The changes in the carrying amounts of core deposit intangibles for the year ended December 31, 2004, and period ended September 30, 2005, are as follows (in thousands):

Core
Deposit
Intangibles
Balance, January 1, 2004	$2,326
Amortization expense	(487)

Balance, December 31, 2004	1,839
Prestonwood Bancshares acquisition	2,233
Amortization expense	(316)

Balance, September 30, 2005	$3,756

7. EARNINGS PER COMMON SHARE
Earnings per common share (“EPS”) were computed based on the following (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$8,686	$6,486	$24,960	$18,793
Basic:
Weighted average shares outstanding	45,362	44,881	45,255	44,793
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	498	459	458	446
Assumed conversion of preferred stock	—	20	—	20

Total	45,860	45,360	45,713	45,259

Earnings per share:
Basic	$0.19	$0.14	$0.55	$0.42

Diluted	$0.19	$0.14	$0.55	$0.42

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock were determined assuming applicable performance goals had been met. The calculation of the diluted EPS excludes 78,675 and 89,975 options outstanding for the three and nine months period ended September 30, 2005 and 246,357 and 286,707 options for the three and nine months ended September 30, 2004, respectively which were antidilutive.
8. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $1.1 million and $3.1 million for the three and nine months ended September 30, 2005, and $956 thousand and $2.7 million for the three and nine months period ended September 30, 2004. There have been no significant changes in future minimum lease payments by the Company since December 31, 2004. Refer to the 2004 Form 10-K for information regarding these commitments.
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
The following is a summary of the various financial instruments entered into by the Company (in thousands):

	September 30,	December 31,
	2005	2004
Commitments to extend credit	$771,034	$657,740
Standby letters of credit	49,297	28,435
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
Off-balance sheet arrangements also include an interest rate swap agreement and the Company’s Trust Preferred Securities. The interest rate swap agreement has a notional amount of $50.0 million in which the Company swapped the fixed rate to a floating rate. This swap is designated as a fair-value hedge that qualifies for the “short-cut” method of accounting. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty. The Trust Preferred Securities have been deconsolidated in these financial statements since the Company is not the primary beneficiary. Refer to the 2004 Form 10-K for information regarding the interest rate swap agreement and the Trust Preferred Securities.
10. REGULATORY MATTERS
Capital requirements — The Company is subject to various regulatory capital requirements administered by the state and federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Sterling Bank and The Oaks Bank must meet specific capital guidelines based on its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amount and classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators.
To meet the capital adequacy requirements, Sterling Bancshares, Sterling Bank and The Oaks Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of September 30, 2005 and December 31, 2004, that Sterling Bancshares and Sterling Bank met all capital adequacy requirements to which they are subject. Management believes, as of September 30, 2005 that The Oaks Bank met all capital adequacy requirements.
The most recent notification from the regulatory banking agencies categorized Sterling Bank and The Oaks Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Banks’ category.

					To Be Categorized as
					Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of September 30, 2005:
Total capital (to risk weighted assets)	$404,294	12.3%	$262,104	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	325,472	9.9%	131,052	4.0%	N/A	N/A
Tier 1 capital (to average assets)	325,472	9.2%	141,345	4.0%	N/A	N/A

As of December 31, 2004:
Total capital (to risk weighted assets)	$406,343	14.6%	$223,457	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	328,948	11.8%	111,729	4.0%	N/A	N/A
Tier 1 capital (to average assets)	328,948	10.1%	129,625	4.0%	N/A	N/A

STERLING BANK:
As of September 30, 2005:
Total capital (to risk weighted assets)	$388,474	12.2%	$255,286	8.0%	$319,108	10.0%
Tier 1 capital (to risk weighted assets)	310,413	9.7%	127,643	4.0%	191,465	6.0%
Tier 1 capital (to average assets)	310,413	8.7%	142,027	4.0%	177,534	5.0%

As of December 31, 2004:
Total capital (to risk weighted assets)	$399,808	14.3%	$222,987	8.0%	$278,734	10.0%
Tier 1 capital (to risk weighted assets)	322,413	11.6%	111,494	4.0%	167,241	6.0%
Tier 1 capital (to average assets)	322,413	9.9%	129,387	4.0%	161,733	5.0%

THE OAKS BANK & TRUST
As of September 30, 2005:
Total capital (to risk weighted assets)	$11,156	12.9%	$6,895	8.0%	$8,619	10.0%
Tier 1 capital (to risk weighted assets)	10,395	12.1%	3,447	4.0%	5,171	6.0%
Tier 1 capital (to average assets)	10,395	13.3%	3,119	4.0%	3,898	5.0%
On January 1, 2004 the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At September 30, 2005 approximately $61.4 million of the $82.5 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the rules provide that trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at September 30, 2005.
Dividend restrictions — Dividends paid by Sterling Bank and The Oaks Bank are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $119.3 million and $2.1 million available for payment of dividends at September 30, 2005, by Sterling Bank and The Oaks Bank, respectively. At September 30, 2005, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $69.4 million and $2.5 million, by Sterling Bank and The Oaks Bank, respectively.

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
Forward-looking statements reflect our expectation or predictions of future conditions, events or results based on information currently available and involve risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the following:
•	general business and economic conditions in the markets we serve may be less favorable than anticipated which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults;

•	our ability to integrate acquisitions and realize expected cost savings and revenue enhancements from acquisitions;

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry;

•	the effect of weather including recent and future hurricanes that may impact the Company’s operations and the Company’s customers;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.
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
OVERVIEW
We are a bank holding company headquartered in Houston, Texas that provides a range of commercial and consumer banking services through our subsidiary, Sterling Bank. We operate 41 banking offices in the greater metropolitan areas of Houston, San Antonio and Dallas. On September 30, 2005, the Company completed its acquisition of Dallas, Texas-based Prestonwood Bancshares, Inc. and its subsidiary, The Oaks Bank & Trust Company (The Oaks Bank). The results of operations for this acquisition will be included in the Company’s financial results for the entire fourth quarter of 2005. The Oaks Bank will operate as a separate banking subsidiary until the operational integration is completed in the mid-fourth quarter of 2005. At September 30, 2005, the Company had consolidated total assets of $3.7 billion, total loans of $2.7 billion, deposits of $2.8 billion and shareholders’ equity of $329 million.
We reported net income of $8.7 million for the third quarter ended September 30, 2005, a 34% increase compared to $6.5 million reported for the third quarter of 2004. Third quarter earnings were $0.19 per diluted share, up from $0.14 per diluted share for the same quarter of 2004. Net income for the third quarter of 2005 included after-tax acquisition costs of $540 thousand or $0.01 per diluted share. Total loans grew by more than $117 million or 4.5% over the prior quarter and were up $474 million or 21.3% in the past twelve months. During the third quarter of 2005, the Company sold $51.8 million of performing commercial real estate loans as a part of its wholesale capital markets operations.
Net income for the nine months ended September 30, 2005 was $25.0 million, or $0.55 per diluted share, compared with $18.8 million, or $0.42 per diluted share earned for the same period in 2004. Net income for the third quarter of 2004 included an after-tax gain on the sales of securities of $3.0 million, or $0.07 per diluted share and impairment charges on certain bank properties of $721 thousand, or $0.02 per diluted share, net of taxes.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of September 30, 2005.
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
RECENT ACCOUNTING STANDARDS
In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to whether an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance in this FSP will be effective for impairment analyses conducted in periods beginning after December 15, 2005.
SFAS No. 123R, Share-Based Payment (Revised 2004) establishes standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R is effective for the next fiscal year that begins after June 15, 2005. SFAS 123R eliminates the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company plans to transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the Company’s pro forma disclosures. The Company expects to recognize additional pre-tax compensation cost of approximately $640 thousand in 2006 as a result of the adoption of SFAS 123R. Compensation costs may differ from these estimates due to future award grants, modifications or cancellations.
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

SELECTED FINANCIAL DATA

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2005	2004	2005	2004	2004
	(Dollars and shares in thousands, except for per share amounts)
INCOME STATEMENT DATA:
Net interest income	$39,687	$34,195	$114,616	$99,450	$135,160
Provision for credit losses	4,565	2,115	11,126	8,396	12,250
Noninterest income	6,953	6,771	20,115	24,748	30,900
Noninterest expense	29,274	29,415	87,111	88,433	119,363
Income before income taxes	12,801	9,436	36,494	27,369	34,447
Net income	8,686	6,486	24,960	18,793	24,963
BALANCE SHEET DATA (at period-end):
Total assets	$3,730,024	$3,235,185	$3,730,024	$3,235,185	$3,336,896
Total loans	2,700,524	2,226,433	2,700,524	2,226,433	2,344,977
Allowance for loan losses	31,227	26,823	31,227	26,823	29,406
Total securities	635,200	609,789	635,200	609,789	658,118
Trading assets	21,019	123,880	21,019	123,880	36,720
Total deposits	2,769,009	2,392,183	2,769,009	2,392,183	2,443,967
Short-term borrowings	473,050	377,750	473,050	377,750	420,575
Subordinated debt	46,635	47,360	46,635	47,360	47,162
Junior subordinated debt	82,475	82,475	82,475	82,475	82,475
Shareholders’ equity	329,180	307,365	329,180	307,365	313,172
COMMON SHARE DATA:
Earnings per share (1)
Basic	$0.19	$0.14	$0.55	$0.42	$0.56
Diluted	0.19	0.14	0.55	0.42	0.55
Shares used in computing earnings per common share
Basic	45,362	44,881	45,255	44,793	44,839
Diluted	45,860	45,360	45,713	45,259	45,278
End of period common shares outstanding	45,392	44,917	45,392	44,917	45,068
Book value per common share at period-end
Total	$7.25	$6.84	$7.25	$6.84	$6.95
Tangible	5.31	5.40	5.31	5.40	5.52
Cash dividends paid per common share	0.060	0.050	0.179	0.150	0.200
Common stock dividend payout ratio	31.33%	34.59%	32.62%	35.74%	35.91%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	10.41%	8.51%	10.28%	8.36%	8.23%
Return on average assets (2)	0.96%	0.82%	0.95%	0.80%	0.78%
Net interest margin	4.78%	4.74%	4.79%	4.62%	4.64%
Efficiency ratio	62.77%	71.80%	64.66%	71.20%	71.88%
Full-time equivalent employees	984	994	984	994	961
Number of banking offices	41	36	41	36	36
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	99.70%	90.36%	98.05%	88.41%	89.32%
Period-end shareholders’ equity to total assets	8.83%	9.50%	8.83%	9.50%	9.39%
Average shareholders’ equity to average assets	9.19%	9.67%	9.26%	9.54%	9.52%
Period-end tangible capital to total tangible assets	6.62%	7.66%	6.62%	7.66%	7.61%
Tier 1 capital to risk-weighted assets	9.93%	12.34%	9.93%	12.34%	11.78%
Total capital to risk-weighted assets	12.34%	15.23%	12.34%	15.23%	14.55%
Tier 1 leverage ratio (Tier 1 capital to average assets)	9.21%	10.42%	9.21%	10.42%	10.15%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.19%	1.26%	1.19%	1.26%	1.29%
Period-end allowance for loan losses to period-end loans	1.16%	1.20%	1.16%	1.20%	1.25%
Period-end allowance for loan losses to nonperforming loans	129.24%	223.00%	129.24%	223.00%	142.71%
Nonperforming assets to period-end loans and foreclosed assets	0.93%	0.73%	0.93%	0.73%	0.95%
Nonperforming loans to period-end loans	0.89%	0.54%	0.89%	0.54%	0.88%
Nonperforming assets to period-end assets	0.67%	0.50%	0.67%	0.50%	0.67%
Net charge-offs to average loans (2)	0.93%	0.27%	0.53%	0.69%	0.58%

(1)	The calculation of diluted EPS excludes 78,675 and 89,975 options for the three and nine months ended September 30, 2005, 246,357 and 286,707 options for the three and nine months ended September 30, 2004 and 218,895 options for the year ended December 31, 2004, which were antidilutive.

(2)	Interim periods annualized

RESULTS OF OPERATIONS
Net Income — Net income was $8.7 million for the third quarter ended September 30, 2005, a 34% increase compared to $6.5 million reported for the third quarter of 2004. Earnings were $0.19 per diluted share in 2005’s third quarter, up from $0.14 per diluted share for the third quarter of 2004. Net income for the third quarter of 2005 included after-tax acquisition costs of $540 thousand or $0.01 per diluted share.
Net income for the nine months ended September 30, 2005 was $25.0 million, or $0.55 per diluted share, compared with $18.8 million, or $0.42 per diluted share earned for the same period in 2004. Net income for the nine months ended September 30, 2004, included after-tax net gains on the sales of securities of $3.0 million, or $0.07 per diluted share, and impairment charges on certain bank properties of $721 thousand, or $0.02 per diluted share, net of taxes.
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
The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. Between 2001 and 2003, the Federal Reserve Board decreased overnight interest rates to 1.00%. During this period, market interest rates were near 40-year lows. This extended period of declining and then low interest rates negatively impacted our net interest margin and net interest income.
Since June 2004, the Federal Reserve Board has increased overnight interest rates by 275 basis points to 3.75% at September 30, 2005. In contrast, long-term interest rates, which are impacted by various forces including national and world-wide economies and political and monetary policies, have not increased by the same amount. At September 30, 2005, the market yield on 10-year U.S. Treasury notes was 4.33% compared with 4.12% at September 30, 2004. This has resulted in a general flattening of the interest rate yield curve. Since our balance sheet is asset sensitive, our interest-earning assets generally reprice more quickly than our interest-bearing liabilities. However, in the current interest rate environment the benefit of the Company’s traditionally asset-sensitive position has been impacted. Our net interest margin began to improve during the second half of 2004 continuing into 2005 following the increases in short-term interest rates .
Our net interest margin was 4.78% and 4.79% for the three and nine-month periods ended September 30, 2005, respectively, compared to 4.74% and 4.62% for the three and nine-month periods ended September 30 2004, respectively. Net interest income was $39.7 million for the three month period ended September 30, 2005, an increase of $5.5 million or 16.1% compared to the same period in 2004. For the nine-month period ended September 30, 2005, net interest income was $114.6 million, an increase of $15.2 million or 15.3% compared to the same period in 2004. Overall, our net interest income and net interest margin were higher during the 2005 periods, as compared with 2004, because of higher earning asset volumes and higher interest rates. Changes in the mix of interest-earning assets and liabilities also influence our net interest income and net interest margin. Details of the changes of the various components of net interest income and net interest margin are discussed below.
Average interest-earning assets for the three and nine-month periods ended September 30, 2005 increased $429.7 million or 15.0% and $325.9 million or 11.3%, respectively, over the comparable periods in 2004. The average yield earned on interest-earning assets increased 77 basis points and 73 basis points, respectively, for the same time frames. The increase in average interest-earning assets resulted primarily from an increase in average loans held for investment of $419.7 million or 19.4% and $329.1 million or 15.3% for the three and nine months ended September 30, 2005, respectively, over the comparable periods in 2004. During the first nine months of 2005, average loans held for investment were 78% of interest-earning assets compared to 75% for the same period in 2004.
Trading assets decreased on average $89.2 million or 78.8% and $103.2 million or 79.3% for the three and nine-month periods ended September 30, 2005, respectively, compared to the same periods of 2004. We have lowered our holdings of these assets in response to current market conditions and redeployed our resources, in part, into the securities and loan portfolios. On average, the securities portfolio was higher by $101.6 million or 17.9% and $100.8 million or 17.7% for the three and nine-month periods ended September 30, 2005, respectively, compared to the same period in 2004. During 2004 and the first six months of 2005, we sought to maintain the size of our securities portfolio as a percentage of interest-earning assets in order to obtain both balance sheet liquidity and earnings benefits. During the third quarter of 2005, we reduced the size of our investment portfolio and reinvested some of our investment cash flows into the loan portfolio.

Average interest-bearing liabilities for the three and nine-month periods ended September 30, 2005 increased $342.5 million or 17.4% and $249.8 million or 12.5% compared to the same periods in 2004. The average rate paid on interest-bearing liabilities increased 101 basis points and 78 basis points, respectively, for the same time frames. These increases were due, in part, to an increase in average short-term borrowings of $243.5 million and $238.4 million for the three and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004. The average cost of short-term borrowings increased 193 basis points and 174 basis points for the same time periods in response primarily to the increases in overnight interest rates noted above.
The increase in interest expense paid on short-term borrowings was partially mitigated by increases in funding provided by both lower cost interest and non-interest bearing deposits. The average cost of interest-bearing deposits increased 76 basis points for the three-month period ended September 30, 2005 and 52 basis points for the nine-month period ended September 30, 2005, compared to the same periods in 2004. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates and an increase in average interest-bearing deposits. Interest-bearing deposits increased $97.5 million and $10.7 million on average, for the three and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest yields/rates are included below. No tax equivalent adjustments were made (dollars in thousands).

	Three Months Ended September 30,
	(Dollars in thousands)
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$10,788	$212	7.80%	$14,356	$304	8.43%
Loans held for investment (1):
Taxable	2,579,501	46,999	7.23%	2,158,193	34,268	6.32%
Non-taxable	2,316	37	6.29%	3,953	63	6.34%
Securities:
Taxable	608,671	6,404	4.17%	520,018	5,560	4.25%
Non-taxable	62,069	604	3.86%	49,108	520	4.21%
Trading assets	24,027	259	4.27%	113,252	1,084	3.81%
Federal funds sold	6,983	59	3.34%	6,980	25	1.43%
Deposits in financial institutions	2,698	24	3.54%	1,471	13	3.58%

Total interest-earning assets	3,297,053	54,598	6.57%	2,867,331	41,837	5.80%

Noninterest-earning assets:
Cash and due from banks	96,329			93,958
Premises and equipment, net	38,305			43,290
Other assets	204,607			161,942
Allowance for loan losses	(32,652)			(26,493)

Total noninterest-earning assets	306,589			272,697

Total assets	$3,603,642			$3,140,028

Interest bearing liabilities:
Deposits:
Demand and savings	$948,507	$2,145	0.90%	$959,840	$1,239	0.51%
Certificates and other time	723,113	5,572	3.06%	614,241	3,006	1.95%
Short-term borrowings	514,155	4,498	3.47%	270,682	1,047	1.54%
Subordinated debt	47,417	950	7.95%	45,905	704	6.10%
Junior subordinated debt	82,475	1,746	8.40%	82,475	1,646	7.94%

Total interest-bearing liabilities	2,315,667	14,911	2.55%	1,973,143	7,642	1.54%

Noninterest-bearing sources:
Demand deposits	928,828			834,566
Other liabilities	28,012			28,816

Total noninterest-bearing liabilities	956,840			863,382

Shareholders’ equity	331,135			303,503

Total liabilities and shareholders’ equity	$3,603,642			$3,140,028

Net interest income & margin		$39,687	4.78%		$34,195	4.74%

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$10,138	$559	7.37%	$11,721	$619	7.06%
Loans held for investment (1):
Taxable	2,479,256	130,063	7.01%	2,148,655	100,078	6.22%
Non-taxable	2,579	141	7.29%	4,068	195	6.40%
Securities:
Taxable	607,830	18,904	4.16%	525,889	15,557	3.95%
Non-taxable	63,317	1,844	3.89%	44,491	1,439	4.32%
Trading assets	26,905	893	4.44%	130,089	3,537	3.63%
Federal funds sold	10,048	218	2.90%	9,193	68	0.98%
Deposits in financial institutions	1,568	39	3.35%	1,608	44	3.68%

Total interest-earning assets	3,201,641	152,661	6.38%	2,875,714	121,537	5.65%

Noninterest-earning assets:
Cash and due from banks	96,065			99,153
Premises and equipment, net	39,079			46,617
Other assets	200,293			158,753
Allowance for loan losses	(31,425)			(27,889)

Total noninterest-earning assets	304,012			276,634

Total assets	$3,505,653			$3,152,348

Interest bearing liabilities:
Deposits:
Demand and savings	$972,343	$5,772	0.79%	$945,246	$3,272	0.46%
Certificates and other time	665,778	13,613	2.73%	682,133	9,646	1.89%
Short-term borrowings	482,003	10,857	3.01%	243,632	2,314	1.27%
Subordinated debt	47,154	2,645	7.50%	46,437	1,971	5.67%
Junior subordinated debt	82,475	5,158	8.36%	82,475	4,884	7.91%

Total interest-bearing liabilities	2,249,753	38,045	2.26%	1,999,923	22,087	1.48%

Noninterest-bearing sources:
Demand deposits	903,327			820,686
Other liabilities	28,108			31,143

Total noninterest-bearing liabilities	931,435			851,829

Shareholders’ equity	324,465			300,596

Total liabilities and shareholders’ equity	$3,505,653			$3,152,348

Net interest income & margin		$114,616	4.79%		$99,450	4.62%

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

Noninterest Income — Noninterest income for the three and nine months ended September 30, 2005 and 2004, respectively, is summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Customer service fees	$2,840	$3,687	$8,720	$11,503
Net gain (loss) on trading assets	34	(216)	132	269
Net gain on the sale of securities	6	310	60	4,581
Net gain on the sale of loans	626	418	1,300	638
Bank owned life insurance	734	489	2,167	1,434
Debit card income	442	407	1,292	1,172
Other	2,271	1,676	6,444	5,151

	$6,953	$6,771	$20,115	$24,748

Customer service fees for the three and nine months ended September 30, 2005 decreased $847 thousand and $2.8 million, respectively, compared to the same periods in 2004. This decrease was due in part to a higher earnings credit rate on certain commercial accounts, lower insufficient fund fees, increased fee waivers and increased competition for deposits.
Net gains (losses) on trading assets for the three and nine months ended September 30, 2005 compared to the gains on trading assets for the same periods in 2004 were attributable to a decrease in trading activity and the current market conditions for these types of assets compared to the same periods in 2004.
Net gains on the sale of securities for the three and nine-month periods ended September 30, 2004, were due principally to the securitization and sale of certain interest-only securities for pre-tax gains of $5.2 million. These were partially offset by a loss of $853 thousand for the sale of lower yielding U.S. Treasury securities. Net gains on the sale of securities for the three and nine months ended September 30, 2005 were not significant and were the result of routine portfolio management activities.
Net gains on the sale of loans increased $208 thousand and $662 thousand for the three and nine-month periods ended September 30, 2005, respectively compared to the same periods in 2005. The increases for the three and nine months ended September 30, 2005, over the comparable periods in 2004 was due primarily to an increase in the volume of loan sales.
Other noninterest income increased $595 thousand and $1.3 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods of 2004. These increases were due, in part, to increased higher FHLB stock dividends. Additionally, other noninterest income for the nine-month period ended September 30, 2005 included special distributions totaling $339 thousand received as a result of the merger of PULSE EFT Association with Discover Financial Services.
Noninterest Expense — Noninterest expense for the three and nine months ended September 30, 2005 and 2004, respectively, is summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Salaries and employee benefits	$16,356	$17,510	$50,475	$52,372
Occupancy expense	3,841	3,945	11,392	11,285
Technology	1,409	1,643	4,004	4,568
Professional fees	1,870	1,333	4,796	3,790
Postage, delivery and supplies	809	746	2,337	2,437
Marketing	542	250	1,804	1,175
Acquisition costs	831	—	831	—
Core deposit intangibles amortization	102	125	316	372
Net losses and carrying costs of other real estate and foreclosed property	40	51	138	264
Other	3,474	3,812	11,018	12,170

	$29,274	$29,415	$87,111	$88,433

Salaries and employee benefits for the three and nine-month periods ended September 30, 2005 decreased $1.2 million and $1.9 million, respectively, compared to the same periods in 2004. This decrease was due in part to a reduction in staffing levels through attrition and modification of certain perquisite benefit programs. Staffing levels decreased from 994 full-time equivalent employees at September 30, 2004 to 984 at September 30, 2005. The Company added 35 full-time equivalent employees in the acquisition of Prestonwood on September 30, 2005.

Technology expense decreased $234 thousand and $564 thousand for the three and nine months ended September 30, 2005, respectively, over the comparable periods of 2004 due primarily to the costs of upgrading certain computer systems in 2004.
Professional fees increased $537 thousand and $1.0 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods of 2004. These increases were due, in part, to increased consulting fees for our compliance efforts.
Marketing expense increased $292 thousand and $629 thousand for the three and nine-month periods ended September 30, 2005, respectively, compared to the same periods of 2004. These increases were due to additional marketing efforts during 2005 through television, print and radio advertising.
In the third quarter of 2005, the Company recorded $831 thousand in acquisition-related expenses incurred in connection with the acquisition of Prestonwood. Acquisition related expenses include certain contract termination costs as well as data processing costs related to the conversions of Prestonwood’s computer systems to be completed during the fourth quarter of 2005.
Other noninterest expense was $3.5 million and $11.0 million for the three and nine months ended September 30, 2005, down $338 thousand or 8.9% and $1.2 million or 9.5%, respectively, compared with the same periods of 2004. Other noninterest expense for the nine months ended September 30, 2004 included an impairment charge of $1.1 million on one bank office building and one tract of unused land which we intend to sell.
Income Taxes — We provided $4.1 million and $11.5 million for federal and state income taxes during the three and nine-month periods ended September 30, 2005, respectively, and $3.0 million and $8.6 million, respectively, for the same periods of 2004. The effective tax rate for the three and nine-month periods in 2005 was approximately 32% and was approximately 31% for the same periods in 2004.
FINANCIAL CONDITION
Loans Held for Investment — The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
Commercial and industrial	$751,372	27.9%	$682,209	29.2%
Real estate:
Commercial	1,188,393	44.2%	1,043,960	44.6%
Construction	447,260	16.6%	329,982	14.1%
Residential mortgage	195,862	7.3%	183,839	7.9%
Consumer/other	78,272	2.9%	72,997	3.1%
Foreign loans	28,586	1.1%	25,109	1.1%

Total loans held for investment	$2,689,745	100.0%	$2,338,096	100.0%

At September 30, 2005, loans held for investment were $2.7 billion, an increase of $351.6 million or 15.0% over loans held for investment at December 31, 2004. This increase was primarily due to internal loan growth. Loans acquired in the acquisition of The Oaks Bank on September 30, 2005 totaled $75.4 million. We have experienced good growth in the commercial and industrial, commercial real estate and construction lending portfolios during 2005.
During the third quarter of 2005, we sold $51.8 million of performing commercial real estate loans as a part of our wholesale capital markets operations. Our primary lending focus is commercial loans and owner-occupied real estate loans to local businesses. Our wholesale real estate funding department diversifies our loan portfolio geographically, while supplementing our growth and non-interest income from our niche market segment, small to medium-size businesses. At September 30, 2005, commercial and industrial loans and commercial real estate loans were 27.9% and 44.2%, respectively of loans held for investment.
At September 30, 2005, loans held for investment were 97.1% of deposits and 72.1% of total assets. As of September 30, 2005, we had no material concentrations of loans.
Loans Held for Sale — Loans held for sale were $10.8 million at September 30, 2005, as compared with $6.9 million at December 31, 2004. Loans held for sale consisted of the guaranteed portion of SBA loans we originate. Due to the timing of the sales of these loans to investors, the balance of loans in the held for sale category at any given time may vary.

Trading Assets — Trading assets were $21.0 million at September 30, 2005, as compared with $36.7 million at December 31, 2004, a decrease of $15.7 million or 42.8%. These assets consist primarily of the government-guaranteed portion of SBA loans purchased. Trading assets are purchased with the anticipation of sale in the near term and are carried at market value. The size of this portfolio is dependent upon the current market conditions for SBA loans. We have reduced our holdings of these assets in the past twelve months in response to the current market conditions.
Securities — The Company’s securities portfolio at September 30, 2005 totaled $635.2 million, as compared to $658.1 million at December 31, 2004, a decrease of $22.9 million or 3.5%. Faced with a flat yield curve and a growing loan portfolio we expect little near term growth in the securities portfolio. During the third quarter of 2005, the securities portfolio was reduced through a combination of scheduled maturities, paydowns and sales of securities totaling $15.8 million. Net unrealized losses on the available-for-sale securities were $7.3 million at September 30, 2005 as compared to $358 thousand at December 31, 2004. Net unrealized losses on our securities portfolio were caused primarily by interest rate increases. We do not consider these investments to be other-than-temporarily impaired at September 30, 2005.
Deposits — The following table summarizes the Company’s deposit portfolio by type (dollars in thousands):

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
Noninterest-bearing demand	$1,031,366	37.2%	$884,017	36.2%
Interest-bearing demand	974,629	35.2%	970,281	39.7%
Certificates and other time deposits
Jumbo	476,307	17.2%	345,785	14.1%
Regular	223,765	8.1%	197,561	8.1%
Brokered	62,942	2.3%	46,323	1.9%

Total deposits	$2,769,009	100.0%	$2,443,967	100.0%

Total deposits as of September 30, 2005 increased $325.0 million to $2.8 billion, up 13.3% compared to $2.4 billion at December 31, 2004. Deposits acquired in the acquisition of The Oaks Bank on September 30, 2005 totaled $117.7 million of which $57.2 million were non-interest bearing. The deposit growth we experienced during the first nine months of 2005 was driven primarily by non-interest bearing and time deposits. The percentage of noninterest bearing deposits to total deposits as of September 30, 2005 was 37.2%.
Short-term borrowings — As of September 30, 2005, we had $473.1 million in short-term borrowing compared to $420.6 million at December 31, 2004, an increase of $52.5 million or 12.5%. The Company’s primary source of short-term borrowings is the Federal Home Loan Bank. The weighted-average interest rates on advances from the Federal Home Loan Bank were 3.49% and 3.04% for the three and nine-month periods ended September 30, 2005, respectively. Short-term borrowings are used to fund a portion of our growth in earning assets and for liquidity purposes. Generally, these borrowings have maturities of less than 30 days and are replaced at maturity either with additional borrowings or through increased customer deposits.
ASSET QUALITY
Risk Elements — Nonperforming assets includes nonaccrual loans, restructured loans, real estate acquired by foreclosure and other repossessed assets. Nonperforming and past-due loans are fully or substantially secured by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for loan losses.

Nonperforming assets and potential problem loans consisted of the following (dollars in thousands):

	September 30,	December 31,
	2005	2004
Nonperforming loans:
Nonaccrual	$24,113	$20,605
Restructured	49	—
Real estate acquired by foreclosure	635	1,536
Other repossessed assets	331	216

Total nonperforming assets	$25,128	$22,357

Potential problem loans	$62,356	$54,293

Accruing loans past due 90 days or more	$403	$2,395

Period-end allowance for loan losses to nonperforming loans	129.24%	142.71%
Nonperforming loans to period-end loans	0.89%	0.88%
Nonperforming assets to period-end assets	0.67%	0.67%
Nonperforming assets to period-end loans and foreclosed assets	0.93%	0.95%
At September 30, 2005, we had $25.1 million in nonperforming assets, an increase of $2.8 million or 12.4% from $22.4 million at December 31, 2004. Accruing loans past due 90 days or more at September 30, 2005 totaled $403 thousand. Much of this increase can be attributed to three problem loan relationships totaling $4.9 million placed on nonaccrual status during the third quarter of 2005. Each of these relationships is secured by real estate, and we do not expect to incur any significant losses from these credits.
Allowance for Credit Losses — The provision for credit losses for the three and nine months ended September 30, 2005 was $4.6 million and $11.1 million as compared to $2.1 million and $8.4 million for the same periods in 2004. The higher provision for credit losses during 2005 was caused principally by the increase in loans and the increase in nonaccrual loans.
The allowance for credit losses and the related provision for credit losses are determined based on the historical credit loss experience, changes in the loan portfolio including size, mix and risk of the individual loans and current economic conditions. We monitor economic conditions in our local market areas and the probable impact on borrowers, on past-due amounts, on related collateral values, on the number and size of the non-performing loans and on the resulting amount of charges-offs for the period.
Net charge-offs were $6.1 million and $9.9 million, or 0.93% and 0.53% (annualized) of average loans for the three and nine months ended September 30, 2005. Net charge-offs increased $4.6 million for the three months ended September 30, 2005 compared to the same period in 2004. During the third quarter of 2005, we charged-off one problem loan relationship totaling $3.6 million. We are vigorously pursuing recovery of this loan through the court system. Net charge-offs decreased $1.2 million or 11.0% for the nine months ended September 30, 2005 compared to the same period in 2004. During the first quarter of 2004, the Company sold $10.7 million of nonperforming loans, which resulted in an increase in charge-offs of $4.6 million.
Overall, the allowance for loan losses at September 30, 2005 was $31.2 million and represented 1.16% of total loans. The allowance for loan losses at September 30, 2005 was 129.2% of nonperforming loans, down from 142.7% at December 31, 2004. In the second quarter of 2005, the reserve for losses on unfunded lending commitments of $746 thousand was reclassified from the allowance for loan losses to other liabilities. Previously reported amounts on related ratios were changed for this balance sheet only reclassification, which had no impact on net income or equity.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Allowance for loan losses at beginning of period	$32,209	$26,129	$29,407	$30,722
Charge-offs:
Commercial, financial, and industrial	6,192	1,570	9,412	9,050
Real estate, mortgage and construction	163	201	1,739	3,215
Consumer	333	355	1,171	1,072

Total charge-offs	6,688	2,126	12,322	13,337

Recoveries
Commercial, financial, and industrial	420	568	1,454	1,886
Real estate, mortgage and construction	97	6	707	106
Consumer	78	67	230	186

Total recoveries	595	641	2,391	2,178

Net charge-offs	6,093	1,485	9,931	11,159
Allowance for credit losses associated with acquired institution	761	—	761
Provision for loan losses	4,350	2,179	10,991	7,260

Allowance for loan losses at end of period	$31,227	$26,823	$31,227	$26,823

Reserve for losses on unfunded lending commitments at beginning of period	746	1,200	826	—
Provision for losses on unfunded lending commitments	215	(64)	135	1,136

Reserve for losses on unfunded lending commitments at end of period	961	1,136	961	1,136

Total allowance for credit losses	$32,188	$27,959	$32,188	$27,959

Period-end allowance for credit losses to period-end loans	1.19%	1.26%	1.19%	1.26%
Period-end allowance for loan losses to period-end loans	1.16%	1.20%	1.16%	1.20%
Period-end allowance for loan losses to nonperforming loans	129.24%	223.00%	129.24%	223.00%
Nonperforming assets to period-end loans and foreclosed assets	0.93%	0.73%	0.93%	0.73%
Nonperforming loans to period-end loans	0.89%	0.54%	0.89%	0.54%
Nonperforming assets to period-end assets	0.67%	0.50%	0.67%	0.50%
Net charge-offs to average loans (annualized)	0.93%	0.27%	0.53%	0.69%
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
We utilize static balance sheet rate shocks to estimate the potential impact on net interest income from changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of September 30, 2005 and December 31, 2004:

Increase
Changes in	(Decrease) in
Interest Rates	Net Interest
(Basis Points)	Income
September 30, 2005
+200	8.48%
+100	4.41%
Base	0.00%
-100	-4.94%
-200	-12.64%

December 31, 2004
+200	5.96%
+100	3.14%
Base	0.00%
-100	-5.43%
-200	-6.69%
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
CAPITAL RESOURCES AND LIQUIDITY
Capital Resources — At September 30, 2005, shareholders’ equity totaled $329.2 million or 8.83% of total assets, as compared to $313.2 million or 9.39% of total assets at December 31, 2004. Our risk-based capital ratios at September 30, 2005 remain above the levels designated by regulatory agencies for us to be considered as “well capitalized.” Our capital ratios at September 30, 2005 were as follows (dollars in thousands):

			For Minimum Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$404,294	12.3%	$262,104	8.0%
Tier 1 capital (to risk weighted assets)	325,472	9.9%	131,052	4.0%
Tier 1 capital (to average assets)	325,472	9.2%	141,345	4.0%
Liquidity — We manage balance sheet liquidity to fund growth in earning assets and to pay liability maturities, depository withdrawals and shareholders’ dividends. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. Our liquidity needs have primarily been met by growth in core deposits. Core deposits exclude brokered deposits and time deposits over $100,000. Average core deposits funded 62.4% and 64.3% of total interest-earning assets for the three and nine months ended September 30, 2005. In addition to core deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing securities and loan portfolios. The bank also accepts brokered certificates of deposit. As part of our ongoing business, we regularly evaluate acquisition possibilities and similar transactions with other financial service companies. Potential acquisitions may involve the payment of cash or issuance of debt or equity securities. We believe that our liquidity position is adequate to meet our current and anticipated needs. For more information regarding liquidity, please refer to our 2004 Annual Report on Form 10-K.
On April 25, 2005, our Board of Directors authorized us to repurchase up to 2,500,000 shares of our common stock, not to exceed 500,000 shares in any calendar year. We may repurchase our shares of common stock from time to time in the open market or through privately negotiated transactions. We plan to fund any share repurchases from available cash or short-term borrowings.
Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. Under these provisions, there was an aggregate of approximately $119.3 million and $2.1 million available for payment of dividends at September 30, 2005, by Sterling Bank and The Oaks Bank, respectively. At September 30, 2005, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $69.4 million and $2.5 million, by Sterling Bank and The Oaks Bank, respectively. It is not anticipated that such restrictions will have an impact on the ability of Sterling Bancshares to meet its ongoing cash obligations. As of September 30, 2005, we did not have any material commitments for capital expenditures.
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
Changes in Internal Control Over Financial Reporting — During the third quarter of 2005, we continued to improve and enhance our financial reporting systems with the implementation of Hyperion Reports and Essbase software for our internal and external financial reporting. The implementation of Hyperion has been monitored and tested. The Company has maintained all existing internal controls over financial reporting including the independent verification of information to the source data. The implementation of Hyperion has replaced the use of manual Excel spreadsheets for certain financial reports. The Company has evaluated these changes and believes that the implementation of Hyperion is a significant change in the Company’s internal controls over financial reporting. Other than the implementation of Hyperion, the Company did not make any other significant changes to its controls over financial reporting during the third quarter of 2005.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.
(a) Exhibits:

*10.1—	Agreement and Plan of Merger dated July 7, 2005, by and among Sterling Bancshares, Inc., SBPB, Inc. and Prestonwood Bancshares, Inc.

*10.2—	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005.

10.3—	Second Amendment to Credit Agreement between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association, dated September 29, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 5, 2005).

11—	Statement Regarding Computation of Earnings Per Share (included as Note (6) to Consolidated Financial Statements on page 12 of this Quarterly Report on Form 10-Q).

*31.1—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.

**	As furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: November 8, 2005	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater President and Chief Executive Officer (Principal executive officer)

Date: November 8, 2005	By:	/s/ Stephen C. Raffaele
Stephen C. Raffaele Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
*10.1—	Agreement and Plan of Merger dated July 7, 2005, by and among Sterling Bancshares, Inc., SBPB, Inc. and Prestonwood Bancshares, Inc.

*10.2—	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005.

10.3—	Second Amendment to Credit Agreement between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association, dated September 29, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 5, 2005).

11—	Statement Regarding Computation of Earnings Per Share (included as Note (6) to Consolidated Financial Statements on page 12 of this Quarterly Report on Form 10-Q).

*31.1—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.

**	As furnished herewith.