Form 10-K
period 2005-12-31
STERLING BANCSHARES INC
filed 2006-03-02
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-20750

STERLING BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2175590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 North Loop West, Suite 600 Houston, Texas	77092
(Address of principal executive offices)	(Zip Code)

(713) 466-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value	NASDAQ National Market System
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second quarter fiscal quarter, aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $659,189,317 based on the closing sale price of $15.56 on such date as reported on the National Association of Securities Dealers Automated Quotation System National Market System. For purposes of this calculation, affiliates are defined as all directors and executive officers.

As of February 21, 2006, there were 45,544,146 shares of the registrant’s common stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2006.	Part III, Items 10, 11, 12, 13 and 14

STERLING BANCSHARES, INC.

2005 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. Business

The disclosures in this item are qualified by the section entitled “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.

Overview

For more than 31 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to mid-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 40 banking offices in the greater metropolitan areas of Houston, San Antonio and Dallas, Texas. These cities are the 4th, 8th and 9th largest, respectively, in the United States based on population according to the U.S. Census Bureau.

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

At December 31, 2005, we had consolidated total assets of $3.7 billion, deposits of $2.8 billion, and shareholders’ equity of $334.5 million. On September 30, 2005, we completed the acquisition of Prestonwood Bancshares, Inc. (“Prestonwood”), and its subsidiary bank, The Oaks Bank & Trust Company (“The Oaks Bank”), a privately held bank holding company that operated five banking offices in Dallas, Texas. We now operate these acquired offices under the name of Sterling Bank. The results of operations for this acquisition were included in our financial results beginning October 1, 2005.

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

Business Banking Strategy. We offer a broad range of financial products and services for small to mid-sized businesses through full service banking offices. Each banking office is managed by banking professionals with extensive lending experience. These professionals exercise substantial authority over credit and pricing decisions, subject to a concurrence process and loan committee approval for larger credits. This approach, coupled with continuity of service by the same staff members, enables us to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. Our emphasis on local relationship banking, together with a conservative approach to lending, are important factors in our success and growth.

We provide a wide range of commercial and consumer banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; merchant credit card services; letters of credit; and cash and asset management services. In addition, we facilitate sales of brokerage, mutual fund, alternative financing and insurance products through third-party vendors. Bank deposits are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

Our primary lending focus is providing commercial loans and owner-occupied real estate loans to local businesses with annual sales ranging from $300 thousand to $30 million. Typically, these customers have financing requirements between $50 thousand and $4 million. The Bank’s credit range allows for greater diversity in the loan portfolio, less competition from larger banks, and better pricing opportunities.

The Bank offers a broad scope of services which include our Treasury Management, specialized lending (including energy lending and leasing activities) and Private Client Services groups. The Bank’s Capital Markets group is involved in secondary purchases of government guaranteed loans and wholesale real estate lending activities. These additional services enable the Bank to be a more comprehensive financial resource dedicated to helping owner-operated businesses meet their financial services needs.

We maintain a strong community orientation by, among other things, supporting the active participation of our officers and employees in local charitable, civic, school, religious and community development activities. Each banking office may also appoint selected customers to a business development board that assists in introducing prospective customers to us and in developing or improving products and services to meet customer needs. Our lending and investing activities are funded primarily by core deposits. This stable source of funding comes to us by developing strong banking relationships with customers through our broad product offering, competitive pricing, convenience and service. At December 31, 2005, more than 37% of our total deposits were noninterest-bearing demand deposits.

Certain operational and support functions that are transparent to customers have been centralized. This has allowed us to improve consistency and cost efficiencies in the delivery of products and services by each banking office. Centralized functions include services such as data processing, bookkeeping, accounting and finance, loan administration, loan review, compliance, treasury, risk management and internal auditing. Credit policy and administration, strategic planning, marketing and other administrative services also are provided centrally. Our banking offices work closely with our operational and support functions to develop new products and services and to introduce enhancements to existing products and services.

Company Growth Strategy

Our growth strategy has been concentrated on increasing our banking presence in the greater Houston, San Antonio and Dallas market areas. We have grown through a combination of internal growth, acquisitions and the opening of new banking offices. We regularly evaluate opportunities to acquire banks and other financial services companies that complement our existing business, expand our market coverage and enhance our product offerings.

Acquisitions. Acquisitions have been important to our growth. Our acquisitions since 2001 are listed in the following table:

Acquired Entity	Acquisition Date	Total Assets at Acquisition Date	Total Loans at Acquisition Date	Total Deposits at Acquisition Date
Prestonwood Bancshares, Inc.	September 30, 2005	$128 million	$75 million	$118 million
South Texas Capital Group, Inc.	October 31, 2003	83 million	65 million	68 million
ENB Bankshares, Inc.	September 13, 2002	71 million	64 million	58 million
Community Bancshares, Inc.	December 17, 2001	118 million	80 million	115 million
Lone Star Bancorporation, Inc. (1)	August 23, 2001	165 million	126 million	153 million
CaminoReal Bancshares of Texas, Inc.	March 22, 2001	284 million	146 million	248 million

(1)	Accounted for using the pooling-of-interests method.

Refer to Note 2 to the Consolidated Financial Statements for more information regarding recent acquisitions. We have accomplished these acquisitions without substantially altering our balance sheet in a way that would impact the long-term value of our franchise. We continue to seek acquisitions as they become available and prove to be aligned with our business banking philosophy.

De Novo Offices. De novo offices are new banking offices that we build or lease. Since 2001, we have opened four new banking offices, all of which are located in Houston.

In some instances when we open a new office, we issue a separate series of convertible preferred stock to local business owners and others who are able to contribute substantially to the business development efforts of the new banking office. These preferred shares typically are convertible into common shares after three years at ratios based on deposit growth objectives for the new banking office. Refer to Note 14 to the Consolidated Financial Statements for more discussion of these preferred stock issuances. Strategically, this practice is not designed to raise capital, but rather to attract and retain the foundational relationships that allow a new office to achieve profitability in a shorter period of time.

Strategic Divestitures of Banking Offices. During 2004, we closed one banking office and merged its operations into another location. We retained substantially all of the loans and deposits associated with this location. The bank building and related fixtures for this location were sold for a pre-tax loss of $27 thousand.

During 2003, we sold five rural banking offices that were not consistent with our focus on large urban centers with greater concentrations of owner-operated businesses. These banking offices were acquired as parts of previous acquisitions. In the aggregate, assets of $37.8 million, loans of $34.0 million and deposits of $150.9 million were sold in three transactions for an aggregate pre-tax net gain of $3.5 million.

Competition

The financial services industry is highly competitive. There are a number of new banking competitors who have entered, or greatly expanded their presence in Texas—particularly in the Houston, San Antonio and Dallas markets in which we operate. We experience significant competition in attracting and retaining deposits and making loans, as well as in providing other financial services in each of our markets. Product pricing, customer convenience and service capabilities, and breadth of product lines are significant competitive factors. We also experience significant competition in attracting and retaining qualified banking professionals.

Our most direct competition for loans comes from other banks. Our most direct competition for deposits comes from other banks, savings institutions and credit unions doing business in our markets. We also experience competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives offered within and outside of our primary markets. Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial products and services, in particular on the retail side of our business.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under federal and state laws. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. A summary description of the material laws and regulations that relate to our operations is included below. These descriptions are not intended to be complete and are qualified in their entirety by reference to such statutes and regulations.

Regulatory Oversight. Sterling Bancshares and its second tier holding company, Sterling Bancorporation, Inc., are bank holding companies registered under the Bank Holding Company Act of 1956, as amended (“BHCA”), and are subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and policies. In addition, Texas law authorizes the Texas Department of Banking to supervise and regulate a holding company controlling a state bank. Further, our securities are registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act. We are also subject to the provisions of the Sarbanes-Oxley Act of 2002, which primarily addresses corporate governance, internal controls and disclosure matters.

Bank Holding Company Activities. Sterling Bank is a Texas-chartered banking association and its deposits are insured, up to applicable limits, by the Bank Insurance Fund of the FDIC. The Bank is subject to supervision and regulation by both the Texas Department of Banking and the FDIC, and may be subject to special restrictions, supervisory requirements and potential enforcement actions. The Bank is not a member of the Federal Reserve System; however, the Federal Reserve Board also has supervisory authority that indirectly affects the Bank. The Bank is a member of the Federal Home Loan Bank and, therefore, is subject also to compliance with its requirements.

Under the BHCA, Sterling Bancshares’ activities, as well as the activities of entities which it controls or owns 5% or more of the voting securities, are limited to banking, management and control of banks, furnishing or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be incidental or closely related to banking or managing or controlling banks. The BHCA provides for certain limited exceptions to this general prohibition. The Gramm-Leach-Bliley Act amended the BHCA and granted certain expanded powers to bank holding companies as discussed below.

The Gramm-Leach-Bliley Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and state banks, if permitted by state law, to engage in a variety of new financial activities. Bank holding companies may also elect to become financial holding companies if they meet certain requirements relating to capitalization and management and have filed a declaration with the Federal Reserve Board. Among the permitted activities by bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. We have not filed an election to be a financial holding company.

Anti-Money Laundering; USA PATRIOT Act. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. Its impact is significant and wide-ranging and has substantially increased the Company’s anti-money laundering obligations. Failure of a financial institution to maintain and implement adequate programs to combat these matters, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

Capital Adequacy Requirements. The Federal Reserve Board monitors the capital adequacy of bank holding companies using risk-based capital adequacy guidelines to evaluate their capital adequacy. The Bank is subject to similar requirements promulgated by the FDIC and the Texas Department of Banking. Under the guidelines, specific categories of assets and certain off-balance sheet assets such as letters of credit are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. In addition, the guidelines define each of the capital components. Total capital is defined as the sum of “core capital elements” (“Tier 1”) and “supplemental capital elements” (“Tier 2”), with “Tier 2” being limited to 100% of “Tier 1.” For bank holding companies, “Tier 1” capital includes, with certain restrictions, common shareholders’ equity, noncumulative perpetual preferred stock and related surplus, a limited amount of cumulative perpetual preferred stock, and a limited amount of cumulative perpetual stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. “Tier 2” capital includes, with certain limitations, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt, and allowances for credit losses, less certain required deductions. The guidelines require a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% is required to be comprised of “Tier 1” capital elements).

A minimum “Tier 1” leverage ratio is used as an additional tool to evaluate the capital adequacy of banks and bank holding companies. “Tier 1” leverage ratio is defined to be “Tier 1” capital divided by its average total consolidated assets. Certain highly rated institutions may maintain a minimum leverage ratio of 3.0% “Tier 1” capital to total average assets while others are required to maintain a leverage ratio of 4.0% to 5.0%. The Texas Department of Banking’s policy requires state chartered banks to maintain a leverage ratio of at least 6%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital ratio for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth). A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. The Company believes that as of December 31, 2005, the Bank was “well capitalized” based on the guidelines and ratios for purposes of the FDIC’s prompt corrective action regulations.

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

Acquisitions by Bank Holding Companies. The BHCA requires a bank holding company to obtain the prior approval of the Federal Reserve Board before it acquires all or substantially all of the assets of any bank, or ownership or control of more than 5% of any class of voting shares of any bank.

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) and the regulations promulgated by the FDIC to implement the CRA are intended to ensure that banks meet the credit needs of their service area, including low and moderate income communities and individuals, consistent with safe and sound banking practices. The CRA regulations also require the banking regulatory authorities to evaluate a bank’s record in meeting the needs of its service area when considering applications to establish new offices or consummate any merger or acquisition transaction. Under FIRREA, the federal banking agencies are required to rate each insured institution’s performance under CRA and to make such information publicly available. In the case of an acquisition by a bank holding company, the CRA performance records of the banks involved in the transaction are reviewed as part of the processing of the acquisition application. A CRA rating other than ‘outstanding’ or ‘satisfactory’ can substantially delay or block a transaction. Based upon our most recent CRA examination, the Bank has an outstanding CRA rating.

Permissible Activities for State-Chartered Institutions. The Texas Constitution provides that a Texas-chartered bank has the same rights and privileges that are granted to national banks domiciled in Texas. The Texas Finance Code also contains provisions that expand the powers of Texas-chartered banks. Under these provisions, a Texas-chartered bank may, with limited exceptions, perform any act, own any property, and offer any product or service that is permissible for any depository institution organized under federal law or the laws of any state, unless (i) prohibited by the FDICA, or (ii) the Commissioner of the Texas Banking Department finds that the activity would adversely affect the safety and soundness of the bank. However, FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Bank Insurance Fund.

Branching. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Commissioner of the Texas Department of Banking. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community, and consistency with corporate powers.

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking affiliates, including Sterling Bancshares, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In general, Section 23A imposes a limit on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Bank or its nonbanking affiliates.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain other transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at that time for comparable transactions with or involving other non-affiliated persons.

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

Restrictions on Subsidiary Banks. Dividends paid by the Bank provided substantially all of Sterling Bancshares’ cash flow during 2005 and will continue to do so in the foreseeable future. Under federal law, a bank may not pay a dividend that results in an “undercapitalized” situation. At December 31, 2005, there was an aggregate of approximately $141 million available for payment of dividends by Sterling Bank. At December 31, 2005, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $74 million.

Other requirements under Texas law affecting the operation of subsidiary banks include requirements relating to maintenance of reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and limitations relating to investments and other activities.

Examinations. The FDIC periodically examines and evaluates insured banks. FDIC examinations are conducted annually. The Texas Banking Commissioner also conducts examinations annually, unless additional examinations are deemed necessary to safeguard the interests of shareholders, depositors and creditors.

Audit Reports. The Company must submit annual audit reports prepared by an independent registered public accounting firm to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. In addition, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the independent registered public accounting firm regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, an independent registered public accounting firm may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting solely of outside directors. Committees must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

Deposit Insurance Assessments. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The FDIC may adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. The FDIC can make changes in the rate schedule outside the five-cent range above or below the current schedule only after a full rulemaking with opportunity for public comment.

Expanded Enforcement Authority. Federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject the Bank and its affiliates, as well as officers and directors, to administrative sanctions and potentially substantial civil penalties.

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

Consumer Laws and Regulations. Banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act and consumer privacy protection provisions of the Gramm-Leach-Bliley. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers. With respect to consumer privacy, Gramm-Leach-Bliley generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

Employees. The Company had 1,014 full time equivalent employees as of December 31, 2005. None of our employees are represented by collective bargaining agreements and the Company considers its employee relations to be good. In January 2005, Sterling Bancshares was named for the third consecutive year as one of the top 100 companies to work for in America by Fortune magazine.

Available Information

Under the Exchange Act, Sterling Bancshares is required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read a copy of any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information we file electronically with the SEC.

We make available, free of charge through our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with the SEC. Additionally, we have adopted and posted on our web site a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer and principal accounting officer. Our web site also includes the charters for our Audit Committee and Corporate Governance and Nominating Committee. The address for our web site is http://www.banksterling.com. We will also provide a printed copy of any of these aforementioned documents free of charge upon request.

ITEM 1A. Risk Factors

Risks, Uncertainties and Other Factors That May Affect Our Future Results

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

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant credit losses that could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the size of the allowance, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Significant additions to our allowance would materially decrease our net income.

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

Our growth strategy includes our desire to acquire other financial institutions. We may not be able to complete any future acquisitions and, if completed, we may not be able to successfully integrate the operations, management, products and services of the entities we acquire. We may not realize expected cost savings or make revenue enhancements. Following each acquisition, we must expend substantial managerial, operating, financial and other resources to integrate these entities. In particular, we may be required to install and standardize adequate operational and control systems, deploy or modify equipment, implement marketing efforts in new as well as existing locations and employ and maintain qualified personnel. Our failure to successfully integrate the entities we acquire into our existing operations may adversely affect our financial condition and results of operations.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are located at 2550 North Loop West, Suite 600, Houston, Texas, 77092, in space leased by the Company. In addition to our principal office, we operate the following locations:

	Owned	Leased	Total
Banking offices in the Houston metropolitan area	15	11	26
Banking offices in the San Antonio metropolitan area	5	2	7
Banking offices in the Dallas metropolitan area	2	5	7
Central department offices	1	2	3

Total	23	20	43

The Company has options to renew leases at most locations.

ITEM 3. Legal Proceedings

From time to time, the Company is a party to various legal proceedings incident to its business. Currently, neither Sterling Bancshares nor any of its subsidiaries is involved in any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

	Sales Price Per Share
	High	Low	Dividend
2005
First quarter	$14.75	$13.38	$0.060
Second quarter	15.56	12.87	0.060
Third quarter	15.99	14.20	0.060
Fourth quarter	16.16	13.67	0.060

2004
First quarter	$14.22	$11.92	$0.050
Second quarter	14.19	12.17	0.050
Third quarter	14.00	12.30	0.050
Fourth quarter	15.00	13.02	0.050

On January 30, 2006, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on February 24, 2006, to shareholders of record on February 10, 2006. We intend to continue to pay a dividend at a minimum rate of $0.07 per share quarterly throughout 2006. However, there can be no assurance that we will continue to pay cash dividends on our common stock in the future or the amount or frequency of any such dividend. The payment of future dividends is dependent on our future earnings, capital requirements and financial condition.

For information on the ability of the Bank to pay dividends and make loans to Sterling Bancshares, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Interest Rate Sensitivity and Liquidity” and Note 18 to the Consolidated Financial Statements.

As of February 3, 2006, the Company estimates that there were 1,005 shareholders of record of common stock. The number of beneficial shareholders is unknown.

Recent Sales of Unregistered Securities

The Company did not issue any shares which were exempt from the registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereunder during 2005.

Issuer Repurchases of Equity Securities

On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2,500,000 shares of common stock, not to exceed 500,000 shares in any calendar year. The Company may repurchase shares of its common stock from time to time in the open market or through privately negotiated transactions. No shares were repurchased by the Company during the second and third quarters of 2005. The table below lists the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during 2005:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Shares That May Yet Be Purchased Under the Plans
November 1, 2005 to November 30, 2005	26,000	$15.83	26,000	2,474,000
December 1, 2005 to December 31, 2005	99,000	$15.88	99,000	2,375,000

Total	125,000		125,000	2,375,000

ITEM 6. Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars and shares in thousands, except for per share amounts)
Income Statement Data:
Net interest income	$150,230	$128,972	$132,732	$135,893	$115,352
Provision for credit losses	14,371	12,250	17,698	11,700	11,684
Noninterest income	26,959	31,025	33,187	29,706	24,791
Noninterest expense	110,646	113,300	105,830	104,999	97,021
Income from continuing operations before income taxes	52,172	34,447	42,391	48,900	31,438
Income from continuing operations	36,222	24,963	28,354	33,183	21,308
Income from discontinued operations	—	—	20,756	3,368	9,093
Net income	36,222	24,963	49,110	36,551	30,401

Balance Sheet Data (at period-end):
Total assets	$3,726,859	$3,336,896	$3,206,880	$3,585,220	$2,779,868
Total loans	2,699,362	2,344,977	2,157,039	2,644,862	1,928,293
Allowance for loan losses	31,230	29,406	30,722	27,248	22,927
Total securities	618,998	658,118	565,093	313,054	329,416
Trading assets	28,515	36,720	172,825	142,803	118,511
Total deposits	2,838,143	2,443,967	2,418,369	2,673,072	2,268,980
Short-term borrowings	392,850	420,575	324,160	509,590	180,298
Notes payable	—	—	—	21,430	20,879
Subordinated debt	46,238	47,162	46,533	—	—
Junior subordinated debt	82,475	82,475	82,475	82,475	59,278
Shareholders’ equity	334,472	313,172	292,596	249,327	217,369

Common Share Data:
Earnings per share from continuing operations (1)
Basic	$0.80	$0.56	$0.64	$0.76	$0.51
Diluted	0.79	0.55	0.64	0.74	0.50
Earnings per share from discontinued operations (1)
Basic	—	—	0.47	0.08	0.22
Diluted	—	—	0.46	0.08	0.21
Earnings per share (1)
Basic	0.80	0.56	1.11	0.83	0.72
Diluted	0.79	0.55	1.10	0.82	0.71
Shares used in computing earnings per common share
Basic	45,288	44,839	44,180	43,872	42,180
Diluted	45,761	45,278	44,648	44,756	43,044
End of period common shares outstanding	45,334	45,068	44,642	43,983	43,770
Book value per common share at period-end
Total	$7.38	$6.95	$6.55	$5.65	$4.96
Tangible	5.42	5.52	5.09	4.34	3.77
Cash dividends paid per common share	0.24	0.20	0.18	0.16	0.15
Common stock dividend payout ratio	30.00%	35.91%	16.19%	19.21%	19.41%

	Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Performance Ratios and Other Data:
Return on average common equity
Total	11.07%	8.23%	18.18%	15.48%	16.62%
Continuing	11.07%	8.23%	10.50%	14.06%	11.65%
Return on average assets
Total	1.02%	0.78%	1.48%	1.21%	1.24%
Continuing	1.02%	0.78%	0.86%	1.10%	0.87%
Net interest margin	4.63%	4.43%	4.49%	5.13%	5.35%
Efficiency ratio	62.44%	70.81%	63.78%	63.41%	69.23%
Full-time equivalent employees	1,014	961	1,036	1,065	1,014
Number of banking offices	40	36	37	40	38

Liquidity and Capital Ratios:
Average loans to average deposits	97.67%	89.32%	99.91%	92.74%	84.28%
Period-end shareholders’ equity to total assets	8.97%	9.39%	9.12%	6.95%	7.82%
Average shareholders’ equity to average assets	9.19%	9.52%	8.16%	7.83%	7.49%
Period-end tangible capital to total tangible assets	6.76%	7.61%	7.24%	6.04%	8.52%
Tier 1 capital to risk weighted assets	9.99%	11.78%	12.30%	8.41%	9.64%
Total capital to risk weighted assets	12.36%	14.55%	15.40%	9.29%	10.66%
Tier 1 leverage ratio (Tier 1 capital to average assets)	9.11%	10.15%	10.38%	7.81%	8.40%

Asset Quality Ratios:
Period-end allowance for credit losses to period-end loans	1.20%	1.29%	1.42%	1.03%	1.19%
Period-end allowance for loan losses to period-end loans	1.16%	1.25%	1.42%	1.03%	1.19%
Period-end allowance for loan losses to nonperforming loans	142.99%	142.71%	90.66%	138.64%	161.51%
Nonperforming assets to period-end loans and foreclosed assets	0.83%	0.95%	1.68%	0.87%	0.85%
Nonperforming loans to period-end loans	0.81%	0.88%	1.57%	0.74%	0.74%
Nonperforming assets to period-end assets	0.60%	0.67%	1.13%	0.64%	0.58%
Net charge-offs to average loans	0.51%	0.58%	0.60%	0.37%	0.49%

(1)	The calculation of diluted earnings per share excludes 111,775, 218,895, 620,431, 267,458 and 295,616 options for year 2005, 2004, 2003, 2002 and 2001, respectively, which were antidilutive.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, other periodic reports filed by us under the Exchange Act, and other written or oral statements made by or on behalf of the Company contain certain statements relating to future events and our future results which constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are typically identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.”

Forward-looking statements reflect our expectation or predictions of future conditions, events or results based on information currently available and involve risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of this report and the following:

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

Forward-looking statements speak only as of the date of this report. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events.

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

Our success is highly dependent on economic conditions and market interest rates. Because we operate in the Houston, Dallas and San Antonio metropolitan areas, the local economic conditions in each of these areas are particularly important. All three of these local economies showed healthy economic trends during 2005. The economic outlook for Houston, Dallas, and San Antonio remains positive, as local economists predict moderate job growth in 2006.

We continue to see significant opportunities for growth in all three of the markets in which we operate. For 2006, we expect to generate loan growth in the low to mid-teen percentages and deposit growth in the mid to high single-digit percentages. We also expect to be able to improve our asset quality from the current levels. On an annualized basis, we expect to have net charge-offs to average loans in the 30 to 40 basis point range, while reducing our nonperforming loan ratio over the long term.

In order to accomplish these growth initiatives, we plan to invest in our infrastructure and key bankers across all areas of the Company. We intend to control the growth of expenses and look for ways that we can be more productive and efficient. For the year 2006, we expect our efficiency ratio to be at or near current levels.

We realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Each of these financial instruments reacts differently to interest rates. From June 2004 to December 31, 2005, the Federal Reserve Board increased overnight interest rates by 325 basis points to 4.25%. On January 31, 2006, the Federal Reserve Board increased overnight interest rates by an additional 25 basis points to 4.50% and further rate increases are possible. In contrast, long term rates have remained mostly flat creating a flattening of the yield curve and, even recently, the yield curve has inverted at certain maturities. While we are impacted significantly by the size and timing of short-term rate increases, as well as the shape of the yield curve and other competitive factors, our balance sheet is generally positioned to benefit from a gradually rising interest rate environment. During 2005, we were able to show expansion in our net interest margin despite the challenging interest rate environment and expect it to continue to increase modestly during 2006.

In 2005, our earnings per share increased 43% compared to 2004. Additionally, during 2005 our overall average earning assets grew by 12%. Asset quality for both our net charge-off ratio and our nonperforming loan ratios showed improvement in 2005 compared to 2004.

We continue to look for fairly-priced strategic acquisitions in Houston, San Antonio and Dallas. During the fourth quarter of 2005, we completed the acquisition of Dallas-based Prestonwood Bancshares, Inc. and its subsidiary bank of The Oaks Bank & Trust Company. During the fourth quarter of 2003, we completed the acquisition of South Texas Capital Group, Inc. of San Antonio and its subsidiary bank, Plaza Bank.

In 2003 and 2004, we made several decisions designed to more clearly align our operations with our long-term vision and strategy. In 2003, we divested SCMC in order to better position us to focus our efforts on the commercial banking needs of small to mid-sized businesses. We have used the net proceeds of the sale to support our ongoing internal growth. SCMC’s operations were reported previously as the Company’s mortgage-banking segment, which is reported together with the net gain on sale as discontinued operations. Other areas of our financial statements affected by the sale of SCMC are not as easily highlighted. As a banking operation, the Bank benefited by providing SCMC with a warehouse line of credit which financed mortgage loans held for sale. Additionally, SCMC maintained operating and escrow deposits with the Bank reducing the Bank’s other borrowing needs. Due to decisions made by the buyer of SCMC, the Bank lost the benefit of these loans and deposit balances shortly after completing the sale of SCMC in September 2003.

During 2004, we also closed one of our banking offices and merged its operations into another location. We retained substantially all of the loans and deposits associated with this location. In 2003, we sold five banking offices acquired as part of previous acquisitions. These five banking offices were sold because their locations, operations and growth potential did not align with our business banking strategy of serving small and mid-sized businesses in major metropolitan areas.

Critical Accounting Policies

An understanding of our accounting policies is important to an understanding of our reported results. Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements in this annual report. Certain of our accounting policies are considered to be critical because they involve subjective judgment, estimation by management or are particularly complex in their nature.

Allowance for credit losses. The allowance for credit losses is a valuation allowance for probable losses incurred on loans and binding commitments. Losses are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control. Please refer to the subsequent discussion of “Allowance for Credit Losses” below as well as in Note 1 to the Consolidated Financial Statements for additional insight into management’s approach and methodology in estimating the allowance for credit losses.

Stock-based Compensation. Historically, we have accounted for stock-based employee compensation plans using the intrinsic value-based method. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the measurement date, compensation expense was not recognized on options granted. Compensation expense for restricted stock awards was based on the market price of the stock on the date of grant and was recognized ratably over the vesting period of the award. We have made pro-forma disclosures of net income and earnings per share assuming the fair value-based accounting method in Note 1 to the Consolidated Financial Statements.

Accounting standards for stock-based compensation have changed. We adopted the provisions of SFAS No. 123R, Share-Based Payment (Revised 2004), on January 1, 2006. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The grant date fair value of options will be determined using option pricing models based on subjective assumptions which materially affect the fair value estimate. Please refer to Note 1 to the Consolidated Financial Statements for further information. Disclosures of stock-based compensation are also included Note 13 to the Consolidated Financial Statements.

Results of Operations

Performance Summary. Net income for the year ended December 31, 2005 was $36.2 million, or $0.79 per diluted share, compared with $25.0 million, or $0.55 per diluted share, earned for 2004 and $49.1 million, or $1.10 per diluted share, earned for 2003. Income from continuing operations was equal to reported net income in 2005 and 2004, while income from continuing operations totaled $28.4 million, or $0.64 per diluted share, for 2003. Net income for 2003 included $20.7 million of income from discontinued operations related to the sale of SCMC.

Income from continuing operations for 2005 increased $11.3 million compared to 2004. This increase was due primarily to an increase in net interest income of $21.3 million and a decrease in noninterest expense of $2.7 million, offset by a decrease in noninterest income of $4.1 million and an increase in the provision income taxes or $6.5 million. Net income for the fourth quarter of 2005 included a reduction in income tax expense of $776 thousand, or $0.02 per diluted share as a result of the expiration of previous tax contingencies.

Income from continuing operations for 2004 decreased $3.4 million compared to 2003. This decrease was primarily due to decreases during 2004 in both net interest income and other income of $3.8 million and $2.2 million, respectively, and an increase in total noninterest expense of $7.5 million. These changes were offset by a decrease in the provision for credit losses of $5.4 million and lower provision for income taxes of $4.6 million. Net income for 2004 included total after-tax net gains on the sales of securities of $3.2 million, or $0.07 per diluted share, impairment charges on certain bank assets totaling $2.3 million, or $0.05 per diluted share, net of taxes, and contract termination charges of $764 thousand, or $0.02 per diluted share, net of taxes. We also reduced income tax expense during 2004 by $1.2 million, or $0.03 per diluted share, as a result of the expiration of previous tax contingencies and refunds received.

A banking institution’s return on average assets and return on average common equity are two commonly used industry measures of performance. Return on average assets (“ROA”) measures net income in relation to average total assets and is an indicator of a company’s ability to employ its resources profitably. For 2005, our ROA (from continuing operations) was 1.02%, as compared to 0.78% and 0.86% for 2004 and 2003, respectively.

Return on average common equity (“ROE”) measures net income in relation to average common equity and is an indicator of a company’s return to its owners. For 2005, our ROE (from continuing operations) was 11.07%, as compared to 8.23% and 10.50% for 2004 and 2003, respectively.

Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and borrowings. Net interest income is our principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

During the fourth quarter of 2005, the Company elected to reclassify loan origination fees, previously included in net interest income, and an offsetting amount of direct origination costs, previously included in salaries and employee benefits. The Company’s net interest margin and efficiency ratio, including those in prior periods, decreased as a result of these reclassifications. These reclassifications had no impact on net income or equity in any of the reported periods.

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

From June 2004 to December 31, 2005, the Federal Reserve Board increased overnight interest rates by 325 basis points to 4.25%. On January 31, 2006, the Federal Reserve Board increased overnight interest rates by an additional 25 basis points to 4.50% and further rate increases are possible. Our net interest margin began to improve during the second half of 2004 continuing into 2005 following these increases in short-term interest rates. In contrast, long-term interest rates, which are impacted by various forces including national and world-wide economies and political and monetary policies, have not increased by the same amount. At December 31, 2005, the market yield on 10-year U.S. Treasury notes was 4.39% compared with 4.22% at December 31, 2004 and 4.25% at December 31, 2003. This has resulted in a general flattening of the interest rate yield curve during 2005. Since our balance sheet is asset sensitive, our interest-earning assets generally reprice more quickly than our interest-bearing liabilities. However, in the current interest rate environment, the benefit of the Company’s traditionally asset-sensitive position has been impacted.

While we expect to benefit from additional increases in short-term interest rates, the flattening of the yield curve and competition for both loans and deposits remain a challenge for the coming year. In 2006, we expect our net interest margin to continue to improve modestly from its current level with sequential improvements that will be influenced by loan growth, competition for core funding and the sizing and timing of increases in interest rates.

Net interest income for 2005 was $150.2 million, an increase of $21.3 million or 16.5% from $129.0 million for 2004. Our net interest margin was 4.63% for 2005 compared to 4.43% for 2004. Overall, our net interest income and net interest margin were higher during 2005, as compared with 2004, because of higher earning asset volumes and higher interest rates. Net interest income for 2004 decreased $3.8 million or 2.8% compared to 2003. Our net interest margin for 2004 was 4.43% compared to 4.49% for 2003. Net interest income and margin during 2004 decreased compared to 2003 primarily due to the impact of the sale of SCMC and the decrease in interest rates during 2003 and the first half of 2004 as discussed above. Changes in the mix of interest-earning assets and liabilities influence our net interest income and net interest margin. Details of the changes of the various components of net interest income and net interest margin are discussed below.

Average interest-earning assets for 2005 increased $333.9 million or 11.5% compared to 2004. The average yield earned on interest-earning assets increased 82 basis points for the same time period. These increases were due primarily to an increase in average loans held for investment of $355.9 million or 16.3% for 2005 compared to 2004 and the increases in interest rates as discussed above. During 2005, average loans held for investment were 78% of interest-earning assets compared to 75% for 2004.

Average interest-earning assets decreased $44.4 million or 1.5% in 2004 compared to 2003. The average yield earned on interest-earning assets decreased 13 basis points in 2004 compared to 2003. These decreases resulted, in part, from a decrease in average loans held for sale of $431.0 million compared to 2003. Average loans held for sale for 2003 included $432.7 million related to the mortgage warehouse we financed for SCMC. On September 30, 2003, we completed the sale of SCMC and we lost the benefit of the mortgage warehouse shortly after completing the sale when the buyer decided to pay off this credit facility. The decrease in interest income resulting from lower loan volumes was offset somewhat by additional investments in securities with lower yields than that of the mortgage warehouse.

On average, the securities portfolio was higher by $72.7 million or 12.4% for 2005 compared to 2004, and $240.8 million or 69.9% for 2004 compared to 2003. Beginning in the fourth quarter of 2003 and continuing into 2005, we increased the size of the investment portfolio for balance sheet liquidity purposes and to replace a portion of the earning assets related to our mortgage-banking operation. During the last six months of 2005, we reduced the growth of our investment portfolio and reinvested some of our investment cash flows into the loan portfolio. Interest income on the securities portfolio increased $4.0 million for 2005 compared to 2004 and $10.1 million for 2004 compared to 2003. These increases were due primarily to changes in the size of the securities portfolio. Additionally, during 2004 we sold our lower yielding treasury securities and redeployed these funds into higher yielding mortgage-backed securities with a profile similar to those in the existing investment portfolio.

Average interest-bearing liabilities for 2005 increased $246.4 million or 12.2% compared to 2004. The average rate paid on interest-bearing liabilities increased 87 basis points during 2005. These increases were due, in part, to an increase in average short-term borrowings of $191.7 million for 2005. The average cost of short-term borrowings increased 173 basis points for 2005 primarily in response to the increases in overnight interest rates noted above. The increase in interest expense of $10.9 million for 2005 compared to 2004 on short-term borrowings was partially offset by increases in funding provided by both lower cost interest and noninterest-bearing deposits. Interest and noninterest-bearing demand deposits increased on average $17.2 million and $100.0 million, respectively, for 2005 compared to 2004. The average cost of interest-bearing deposits increased 37 basis points for 2005 compared to 2004.

Average interest-bearing liabilities for 2004 were $2.0 billion, a decrease of $70.9 million or 3.4% compared to 2003. The cost of interest-bearing liabilities decreased six basis points from 1.59% for 2003 to 1.53% for 2004. The average balance of short-term borrowings and notes payable decreased $136.2 million or 33.1% compared to 2003. We repaid certain borrowings and notes payable immediately after the sale of our mortgage-banking operations in 2003. The decrease in the average cost of interest-bearing deposits was due primarily to decreases in market interest rates mentioned above. The decrease in the average cost of interest-bearing liabilities helped offset the impact of declining yields on interest-earning assets. Competitive pressures often limit our ability to reduce rates on deposits by the same amount as that of loans during periods of declining rates.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest yield/rates are included below. No tax equivalent or day count adjustments were made (dollars in thousands):

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans held for sale (1)	$10,130	$730	7.21%	$10,340	$727	7.02%	$441,377	$23,965	5.43%
Loans held for investment (1):
Taxable	2,533,799	174,612	6.89%	2,176,445	130,851	6.01%	2,019,903	124,810	6.18%
Non-taxable	2,530	179	7.06%	4,021	257	6.40%	4,558	291	6.38%
Securities:
Taxable	595,425	24,936	4.19%	536,793	21,307	3.97%	293,198	10,947	3.73%
Non-taxable	62,892	2,442	3.88%	48,791	2,042	4.19%	51,560	2,266	4.39%
Trading assets	28,114	1,318	4.69%	124,272	4,569	3.68%	125,722	3,567	2.84%
Federal funds sold	9,460	293	3.09%	8,728	101	1.16%	17,763	176	0.99%
Deposits in financial institutions	2,596	93	3.58%	1,672	55	3.28%	1,392	69	4.96%

Total interest-earning assets	3,244,946	204,603	6.31%	2,911,062	159,909	5.49%	2,955,473	166,091	5.62%

Noninterest earning assets:
Cash and due from banks	99,088			100,292			99,902
Premises and equipment, net	39,020			45,284			48,163
Other assets	207,678			162,289			204,690
Allowance for loan losses	(31,467)			(27,946)			(30,584)
Assets related to discontinued operations	—			—			35,636

Total noninterest-earning assets	314,319			279,919			357,807

Total assets	$3,559,265			$3,190,981			$3,313,280

Interest-bearing liabilities:
Deposits:
Demand and savings	$978,218	$8,525	0.87%	$961,059	$4,785	0.50%	$898,377	$4,752	0.53%
Certificates and other time	692,724	20,148	2.91%	655,488	12,694	1.94%	664,923	14,608	2.20%
Short-term borrowings	466,778	15,102	3.24%	275,045	4,163	1.51%	392,548	4,921	1.25%
Notes payable	—	—	—	—	—	—	18,667	585	3.13%
Subordinated debt	46,897	3,665	7.82%	46,647	2,744	5.88%	34,649	1,976	5.70%
Junior subordinated debt	82,475	6,933	8.41%	82,475	6,551	7.94%	82,475	6,517	7.90%

Total interest-bearing liabilities	2,267,092	54,373	2.40%	2,020,714	30,937	1.53%	2,091,639	33,359	1.59%

Noninterest-bearing liabilities:
Demand deposits	936,215			836,258			904,711
Other liabilities	28,836			30,385			21,167
Liabilities related to discontinued operations	—			—			25,342

Total noninterest-bearing liabilities	965,051			866,643			951,220
Shareholders’ equity	327,122			303,624			270,421

Total liabilities and shareholders’ equity	$3,559,265			$3,190,981			$3,313,280

Net interest income and margin (2)		$150,230	4.63%		$128,972	4.43%		$132,732	4.49%

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

The following table shows the portions of the net change in interest income and expense due to changes in volume or rate. The changes in interest income due to both rate and volume in the analysis have been allocated proportionately to the volume or rate changes (in thousands):

	2005 vs. 2004 Increase (Decrease) Due to Changes in:			2004 vs. 2003 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$(15)	$19	$4	$(28,680)	$5,442	$(23,238)
Loans held for investment:
Taxable	21,482	22,277	43,759	9,674	(3,632)	6,042
Non-taxable	(95)	17	(78)	(34)	—	(34)
Securities:
Taxable	2,327	1,301	3,628	9,629	731	10,360
Non-taxable	590	(190)	400	(119)	(105)	(224)
Trading assets	(3,535)	284	(3,251)	(42)	1,044	1,002
Federal funds sold	8	183	191	(100)	25	(75)
Deposits in financial institutions	30	8	38	12	(26)	(14)

Total interest income	20,792	23,899	44,691	(9,660)	3,479	(6,181)

Interest-bearing liabilities:
Deposits:
Demand and savings	85	3,654	3,739	320	(287)	33
Certificates and other time	721	6,733	7,454	(278)	(1,636)	(1,914)
Short-term borrowings	2,902	8,036	10,938	(1,650)	892	(758)
Notes payable	—	—	—	(585)	—	(585)
Subordinated debt	15	906	921	684	84	768
Junior subordinated debt	—	381	381	—	35	35

Total interest expense	3,723	19,710	23,433	(1,509)	(912)	(2,421)

Net interest income	$17,069	$4,189	$21,258	$(8,151)	$4,391	$(3,760)

Noninterest Income. Noninterest income consisted of the following (in thousands):

	2005	2004	2003
Customer service fees	$11,615	$14,934	$16,542
Net gain (loss) on trading assets	147	(474)	1,103
Net gain on the sale of securities	60	4,941	905
Net gain on the sale of loans	1,455	980	790
Net gain (loss) on the sale of banking offices	—	(27)	3,517
Bank-owned life insurance income	2,874	2,017	2,010
Debit card fees	1,727	1,588	1,451
FHLB stock dividends	981	341	576
Other	8,100	6,725	6,293

Total	$26,959	$31,025	$33,187

Customer service fees decreased $3.3 million for 2005 compared to 2004 and $1.6 million for 2004 compared to 2003. These decreases were due, in part, to a higher earnings credit rate on certain commercial accounts, lower insufficient fund fees, increased fee waivers and increased competition for deposits. Customer service fees decreased in 2004 compared to 2003 due, in part, to the sale of banking offices in 2003. These rural offices had a more retail customer base, and their location and growth potential did not align with our metropolitan business banking strategy. Insufficient fund fees have decreased during 2004 and 2005 partially due to improvements in asset quality wherein certain marginal relationships exited the Bank.

Lower net gains on trading assets in 2005 and losses on trading assets in 2004 were attributable to a decrease in trading activity and the market conditions for these types of assets as compared to 2003. Trading assets are carried at fair market value in our consolidated balance sheets.

Net gains on the sale of securities for 2005 were not significant and were the result of routine portfolio management activities. Net gains on the sale of securities for 2004 were primarily the result of two separate securitization transactions during 2004 in which we sold $75.6 million of certain interest-only securities held in our available-for-sale portfolio. We received proceeds of $83.9 million which resulted in net gains totaling $5.2 million during 2004. The Company did not retain any interests in these securities, and neither the investors in the securitization trusts nor the trusts have any recourse other than for a breach of customary representations as to ownership and origination, but not for credit loss or default. These gains were partially offset by a realized loss of $853 thousand for the sale of lower yielding U.S. Treasury Securities during the second quarter of 2004.

Net gains on the sale of loans increased $475 thousand for 2005 compared to 2004. The increase for 2005 over 2004 was due primarily to an increase in the volume of loan sales. Net gains on the sale of loans increased slightly in 2004 to $980 thousand from $790 thousand in 2003. During the third quarter of 2005, we sold $51.8 million of performing commercial real estate loans as part of our wholesale capital markets operations.

During 2004, we closed one banking office and merged its operations into another location. The bank building and related fixtures were sold for a pre-tax loss of $27 thousand. We retained substantially all of the loans and deposits associated with this location. During 2003, we sold four rural banking offices for a net gain of $3.5 million.

Other noninterest income increased $1.4 million for 2005 compared to 2004 and $432 thousand for 2004 compared to 2003. The increase for 2005 compared to 2004 was due, in part, to special distributions totaling $339 thousand received as a result of the merger of PULSE EFT Association with Discover Financial Services. There were no significant changes in other noninterest income for 2004 compared to 2003.

Noninterest Expense. The following table shows the detail of noninterest expense (in thousands):

	2005	2004	2003
Salaries and employee benefits	$61,229	$62,209	$60,233
Occupancy expense	15,556	15,326	15,364
Technology	5,524	6,127	5,170
Professional fees	6,527	6,999	4,624
Postage, delivery and supplies	3,238	3,179	3,474
Marketing	2,306	1,457	1,498
Acquistion costs	831	—	66
Core deposit intangible amortization	521	486	465
Net losses (gains) and carrying costs of other real estate and foreclosed property	(6)	180	(541)
Other	14,920	17,337	15,477

Total	$110,646	$113,300	$105,830

During 2004, we took various steps to reduce our overall expense base and control the growth of future expenses. After a review by management and employees, numerous expense reduction and alignment projects were identified, including the consolidation of smaller offices, disposition of unprofitable initiatives, modification of certain perquisite benefit programs and continued reductions in staffing levels through attrition. These projects have helped to reduce our current noninterest expense base and allowed for greater control of expense growth in the future.

Salaries and employee benefits for 2005 decreased $980 thousand compared to 2004. This decrease was due in part to a reduction in staffing levels through attrition and modification of certain perquisite benefit programs. Staffing levels increased from 961 full-time equivalent employees at December 31, 2004 to 1,014 at December 2005. The Company added 53 full-time equivalent employees during the last six months of 2005 principally related to new offices acquired with The Oaks Bank acquisition and to support growth.

Salaries and employee benefits for 2004 increased $2.0 million or 3.3% compared to 2003. This increase was primarily related to increased staffing levels, merit-based and market-driven salary increases and increases in incentive pay and profit sharing. Staffing levels increased in large part due to the three new offices we obtained in the Plaza Bank acquisition which occurred on October 31, 2003. We had 961 full-time equivalent employees at December 31, 2004 compared with 1,036 at December 31, 2003. The full-time equivalent employee count decreased during the latter part of 2004 due to the expense management initiative previously discussed.

Technology expense decreased $603 thousand for 2005 compared to 2004, while technology expense increased $957 thousand for 2004 compared to 2003. In 2004, we incurred additional costs due to the upgrading of certain computer systems.

Professional fees decreased $472 thousand for 2005 compared to 2004, while professional fees increased $2.4 million or 51.4% for 2004 compared to 2003. In 2004, we recorded charges of $1.2 million related to the termination of certain consulting agreements. Additionally, during 2005 and 2004 we incurred various legal, audit and consulting fees in connection with Sarbanes-Oxley compliance.

Marketing expense increased $849 thousand for 2005 compared to 2004. This increase was due to additional marketing efforts during 2005 through television, print and radio advertising. Marketing expense decreased slightly for 2004 compared to 2003.

In the third quarter of 2005, we recorded $831 thousand in acquisition-related expenses incurred in connection with the acquisition of Prestonwood. Acquisition related expenses include certain contract termination costs as well as data processing costs related to the conversions of Prestonwood’s computer systems which were completed in the fourth quarter of 2005.

Other noninterest expense was $14.9 million for 2005, down $2.4 million or 13.9% compared to 2004. Other noninterest expense totaled $17.3 million for 2004, an increase of $1.9 million or 12.0% over 2003. Other noninterest expense for 2004 included impairment charges of $1.4 million related to one bank office building and two tracts of unused land and $1.1 million of losses incurred on the write-off of certain purchased lease interests.

Income Taxes. We provided $16.0 million, $9.5 million and $39.1 million for federal and state income taxes for 2005, 2004 and 2003, respectively. The effective tax rates for 2005, 2004 and 2003 were approximately 30.5%, 27.5% and 44.3%, respectively. During 2005 and 2004, we reduced income tax expense by $851 thousand and $1.2 million, respectively, which resulted in lower effective tax rates for these periods. These reductions were the result of the expiration of previous tax contingencies and refunds received, including the filing of various state and federal tax returns related to our mortgage-banking segment. Our provision for taxes and our effective tax rate were higher during 2003 primarily because of a tax election we made pursuant to Section 338(h)(10) of the Internal Revenue Code as part of the sale of SCMC.

On a continuing operations basis, our effective tax rates for 2005, 2004 and 2003 were 30.5%, 27.5% and 33.1%, respectively. We expect our effective tax rate will be approximately 33% for 2006 dependent largely upon the size of our tax-exempt securities portfolio.

Financial Condition

Loans Held for Investment. The following table summarizes our loan portfolio by type as of December 31 of the year indicated, excluding loans held for sale (dollars in thousands):

	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and industrial	$738,061	27.4%	$682,209	29.2%	$671,482	31.5%	$615,094	31.7%	$511,001	30.6%
Real estate:
Commercial	1,221,610	45.4%	1,043,960	44.6%	829,199	38.9%	670,459	34.5%	560,982	33.7%
Construction	438,454	16.3%	329,982	14.1%	327,295	15.4%	323,768	16.7%	250,729	15.0%
Residential	190,701	7.1%	183,839	7.9%	195,363	9.2%	199,191	10.2%	187,196	11.2%
Consumer/other	72,937	2.7%	72,997	3.1%	98,928	4.6%	122,616	6.3%	149,286	9.0%
Foreign loans	29,245	1.1%	25,109	1.1%	8,464	0.4%	12,433	0.6%	7,594	0.5%

Total	$2,691,008	100.0%	$2,338,096	100.0%	$2,130,731	100.0%	$1,943,561	100.0%	$1,666,788	100.0%

At December 31, 2005, loans held for investment were $2.7 billion, an increase of $352.9 million or 15.1% over loans held for investment at December 31, 2004. This increase was primarily due to internal loan growth. Loans acquired in the acquisition of The Oaks Bank on September 30, 2005 totaled $75.4 million. We have experienced good growth in the commercial and industrial, commercial real estate and construction lending portfolios during 2005. During the third quarter of 2005, we sold $51.8 million of performing commercial real estate loans as a part of our wholesale capital markets operations.

Our primary lending focus is commercial and industrial loans and owner-occupied real estate loans to businesses with annual sales ranging from $300 thousand to $30 million. Typically, our customers have financing requirements between $50 thousand and $4 million. The Bank’s legal lending limit was $31 million at December 31, 2005 and was not exceeded by any single loan relationship.

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

Our Capital Markets group originates, co-originates or purchases first-lien, commercial real estate mortgage loans referred by other financial institutions nationwide. More than 80% of these loans have variable interest rates and amortize over twenty to twenty-five years. These loans generally have low loan-to-value ratios (below 60%) and many have a U.S. Small Business Administration second lien behind our first lien. We utilize real estate appraisers familiar with the geographic region in which the property is located in evaluating potential loans. These appraisals are reviewed by a third-party appraisal review vendor for accuracy and compliance with our underwriting standards and banking regulations. These loans supplement our growth in our niche market segment, small to medium-sized businesses.

We also make loans to finance the construction of residential and nonresidential properties, such as retail shopping centers and commercial office buildings. Generally, construction loans are secured by first liens on real estate and have floating interest rates. The Bank conducts periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in our construction lending activities.

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other business relationships with us.

Loan maturities and rate sensitivity of the total loan portfolio excluding residential mortgage and consumer loans at December 31, 2005 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$592,229	$134,771	$11,061	$738,061
Real estate—commercial	738,969	373,387	109,254	1,221,610
Real estate—construction	371,970	52,663	13,821	438,454
Foreign loans	8,177	21,068	—	29,245

Total loans	$1,711,345	$581,889	$134,136	$2,427,370

Loans with a fixed interest rate	$132,388	$509,707	$114,162	$756,257
Loans with a floating interest rate	1,578,957	72,182	19,974	1,671,113

Total loans	$1,711,345	$581,889	$134,136	$2,427,370

As of December 31, 2005, there was no concentration of loans to any one industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions. The Bank had no material foreign loans outstanding for the years ended December 31, 2001 through 2005 that are not cash secured or Ex-Im Bank guaranteed.

At December 31, 2005, loans held for investment were 94.8% of deposits and 72.2% of total assets. As of December 31, 2005, we had no material concentrations of loans. Loans held for investment were 95.7% of deposits and 70.1% of total assets at December 31, 2004.

Loans Held for Sale. Loans held for sale totaled $8.4 million at December 31, 2005, as compared with $6.9 million at December 31, 2004. Loans held for sale included the guaranteed portion of SBA loans originated by the Bank. Due to the timing of the sales of SBA loans to investors, the balance of loans in the held for sale category at any given time may vary.

Trading Assets. Trading assets decreased $8.2 million or 22.3% during 2005 compared to 2004. During 2005, we lowered our holdings of these assets in response to current market conditions and redeployed our resources, in part, into the securities and loan portfolios.

Securities. The carrying amount of securities we held at December 31 is shown below (dollars in thousands).

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$9,924	2.0%	$8,194	1.5%	$86,108	16.5%
Obligations of states of the U.S. and political subdivisions	3,326	0.7%	4,133	0.8%	4,433	0.8%
Mortgage-backed securities and collateralized mortgage obligations	466,728	94.1%	516,325	95.5%	398,774	76.3%
Other securities	15,967	3.2%	12,052	2.2%	33,621	6.4%

Total	$495,945	100.0%	$540,704	100.0%	$522,936	100.0%

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$58,288	47.4%	$61,956	52.8%	$38,336	90.9%
Mortgage-backed securities and collateralized mortgage obligations	64,765	52.6%	55,458	47.2%	3,821	9.1%

Total	$123,053	100.0%	$117,414	100.0%	$42,157	100.0%

At December 31, 2005, securities totaled $619.0 million, a decrease of $39.1 million, or 5.9%, from $658.1 million at December 31, 2004. These securities represented 16.6% and 19.7% of total assets as of December 31, 2005 and 2004, respectively. During the fourth quarter of 2003 and continuing into 2005, we increased the size of the securities portfolio in an effort to rebalance liquidity and redeploy earning assets subsequent to the sale of SCMC. During 2004, we sold our lower yielding treasury securities and redeployed these funds into higher yielding mortgage-backed securities with a profile similar to those in the existing investment portfolio.

Faced with a flat yield curve and a growing loan portfolio in 2005, we decreased the securities portfolio as a percentage of interest earning assets through a combination of scheduled maturities, paydowns and sales of securities. Given the current rate environment and the shape of the yield curve, we expect little to no growth in the securities portfolio during 2006. The size of the securities portfolio will be dependent on the need to maintain adequate liquidity, loan and deposit growth, interest rate movements, the shape of the yield curve and investment opportunities.

Net unrealized losses on the available-for-sale securities were $10.7 million at December 31, 2005 as compared to $358 thousand at December 31, 2004. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

The carrying amount of securities at December 31, 2005, by contractual maturity is shown below (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due After Five Years through Ten Years		Due After Ten Years
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Total
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$3,501	3.87%	$6,423	3.90%	$—	—	$—	—	$9,924
Obligations of states of the U.S. and political subdivisions	1,245	3.91%	924	3.90%	1,157	4.35%	—	—	3,326
Mortgage-backed securities and collateralized mortgage obligations	9,385	4.23%	378,546	4.22%	71,337	4.26%	7,460	4.91%	466,728
Other securities	15,967	5.56%	—	—	—	—	—	—	15,967

	$30,098	4.88%	$385,893	4.22%	$72,494	4.26%	$7,460	4.91%	$495,945

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$5,236	4.38%	$27,854	4.10%	$25,198	3.52%	$—	—	$58,288
Mortgage-backed securities and collateralized mortgage obligations	5,476	5.17%	48,655	4.53%	6,807	5.58%	3,827	5.44%	64,765

	$10,712	4.78%	$76,509	4.37%	$32,005	3.96%	$3,827	5.44%	$123,053

The tax equivalent book yield on the Bank’s securities portfolio at December 31, 2005 was 4.2%. The weighted-average life of the portfolio was approximately 3.4 years, and the modified duration was approximately 2.9 years. The yield on the securities portfolio at December 31, 2004 was 4.07%. At December 31, 2004, the weighted-average life of the portfolio was approximately 3.5 years, and the modified duration was approximately 3.1 years.

We did not own the securities of any one issuer (other than the U.S. government and its agencies) of which the aggregate adjusted cost exceeded 10% of consolidated shareholders’ equity at December 31, 2005.

Deposits. Our lending and investing activities are funded primarily by deposits, approximately 75% of which were core deposits at December 31, 2005. Core deposits exclude brokered deposits and time deposits over $100,000. These “jumbo” deposits are characteristically more sensitive to changes in interest rates and, thus we do not consider these a part of our core funding.

Total deposits as of December 31, 2005 increased $394.2 million to $2.8 billion, up 16.1% compared to $2.4 billion at December 31, 2004. Deposits acquired in the acquisition of The Oaks Bank on September 30, 2005 totaled $117.7 million, of which $57.2 million were noninterest-bearing. The deposit growth we experienced during 2005 was driven primarily by noninterest-bearing and time deposits.

Noninterest-bearing deposits at December 31, 2005 were $1.0 billion as compared to $884.0 million at December 31, 2004, an increase of $161.9 million or 18.3%. Approximately 36.9% of deposits at December 31, 2005 were noninterest-bearing, a ratio above many of our industry peers.

The average balances and weighted average rates paid on deposits for each of the past three years ended December 31 are presented below (dollars in thousands):

	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$936,215		$836,258		$904,711
Interest-bearing demand and savings deposits	978,218	0.87%	961,059	0.50%	898,377	0.53%
Time deposits	641,218	2.88%	554,664	1.99%	577,090	2.27%
Brokered deposits	51,506	3.14%	100,824	1.65%	87,833	1.71%

Total deposits	$2,607,157	1.71%	$2,452,805	1.08%	$2,468,011	1.24%

Average total deposits increased $154.4 million in 2005 compared to 2004, while average deposits decreased $15.2 million in 2004 compared to 2003. The increases during 2005 were primarily attributable to internal deposit growth and the acquisition of The Oaks Bank and Trust completed in September 2005. The changes in deposit mix and interest rates increased the average cost of funds for deposits by 63 basis points in 2005.

The decrease in 2004 compared to 2003 was attributable, in part, to the sale of banking offices during 2003. Additionally, subsequent to the sale of SCMC, we lost the benefit of certain deposit balances related to our mortgage-banking operation. These decreases were partially offset by an increase in brokered deposits during 2004. The increases during 2003 were primarily attributable to internal deposit growth and acquisitions completed during 2003. The changes in deposit mix and interest rates reduced the average cost of funds for deposits by 16 basis points in 2004 when compared to 2003. These decreases in deposit costs slightly offset the impact of declining yields on earning assets during the same period.

Average brokered certificates of deposit totaled $51.5 million in 2005, $100.8 million in 2004 and $87.8 million in 2003. We utilize brokered deposits together with short-term borrowings as a source of funding for the Bank’s lending and investment activities.

The maturities of time deposits of $100 thousand or more at December 31, 2005 are shown below (in thousands):

2005
Three months or less	$219,128
Over three through six months	109,401
Over six through twelve months	152,412
Thereafter	73,466

$554,407

Short-Term Borrowings. Deposits are the primary source of funds for our lending, investment and general business activities. During 2005, solid average deposit growth allowed us to decrease short-term borrowings by $27.7 million compared to 2004. Federal Home Loan Bank (“FHLB”) advances are available to us under a security and pledge agreement. At December 31, 2005, we had total funds of $874.4 million available under this agreement of which $370.0 million was outstanding. We also had other credit facilities available to us at December 31, 2005 through various correspondent banking and investment dealer relationships.

Details of short-term borrowings are as follows (dollars in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Federal Home Loan Bank advances
Balance outstanding at period-end	$370,000	$418,000	$311,735
Weighted average interest rate at period-end	3.98%	2.23%	1.06%
Maximum outstanding at any month-end	$476,000	$418,000	$642,500
Daily average balance	433,373	251,188	365,390
Weighted average interest rate for the period	3.22%	1.50%	1.24%
Federal funds purchased
Balance outstanding at period-end	$22,850	$2,575	$12,425
Weighted average interest rate at period-end	4.40%	2.31%	1.31%
Maximum outstanding at any month-end	$41,375	$25,750	$45,800
Daily average balance	33,405	23,693	27,158
Weighted average interest rate for the period	3.46%	1.69%	1.61%

At December 31, 2005, borrowings under FHLB advances totaled $370.0 million and had maturities less than 30 days. The average interest rate on these borrowings was 3.98% at December 31, 2005. These borrowings are collateralized by single family residential mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Notes Payable. Sterling Bancshares maintains a $20 million line of credit with Wells Fargo Bank. This line of credit is available for general corporate purposes including the funding of potential acquisitions. The credit facility contains certain restrictive loan covenants, including, among others, covenants limiting Sterling Bancshares’ ability to merge with another entity, make any substantial changes in the nature of its business, dispose of a substantial or material amount of assets other than in the ordinary course of business, guarantee obligations of third parties, make loans or investments in any third party in excess of $15 million and pledge its assets. We did not have any borrowings under our credit facility with Wells Fargo Bank at December 31, 2005 or 2004.

Subordinated Debt. In April 2003, the Bank raised approximately $50 million through a private offering of subordinated notes. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. In June 2003, we entered into an interest rate swap agreement in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, we receive a fixed coupon rate of 7.375% and pay a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge that qualifies for the “shortcut method” of accounting. Changes in the fair value of both the swap and the hedged subordinated debt are reflected in our statements of income. However, the impact of these changes in fair value fully offset each other because of this hedge is considered effective. The swap’s floating rate on December 31, 2005 was 7.77%.

Junior Subordinated Debt/Company Obligated Mandatorily Redeemable Trust Preferred Securities. As of December 31, 2005 and 2004, we had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

On March 1, 2005, the Federal Reserve adopted final rules for the capital treatment of trust preferred securities. The rules, as applicable to us, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At December 31, 2005 approximately $63.1 million of the $82.5 million of trust preferred securities would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. There is a five-year transition period for banks to become compliant with the new rules. Additionally, the rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Refer to Note 18 to the Consolidated Financial Statements for a discussion of the impact of the final rule on our regulatory capital ratios.

Asset Quality

Risk Elements. Our nonperforming and past due loans are substantially collateralized by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for loan losses. On an ongoing basis, we receive updated appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses.

Potential problem loans are those loans not classified as nonperforming, but where information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms. Management identifies these loans through its ongoing loan review process. As of December 31, 2005, potential problem loans increased $3.7 million to $58.0 million at December 31, 2005 from $54.3 million at December 31, 2004.

Nonperforming assets and potential problem loans consisted of the following (in thousands):

	2005	2004	2003	2002	2001
Nonperforming loans:
Nonaccrual loans	$21,841	$20,605	$33,887	$19,654	$14,179
Restructured loans	—	—	—	—	16

Total nonperforming loans	21,841	20,605	33,887	19,654	14,195
Foreclosed assets:
Real estate acquired by foreclosure	460	1,536	2,124	3,358	1,837
Other repossessed assets	137	216	169	66	127

Total foreclosed assets	597	1,752	2,293	3,424	1,964

Total nonperforming assets	$22,438	$22,357	$36,180	$23,078	$16,159

Nonperforming loans to period-end loans	0.81%	0.88%	1.57%	0.74%	0.74%
Nonperforming assets to period-end assets	0.60%	0.67%	1.13%	0.64%	0.58%
Nonperforming assets to total period-end loans and foreclosed assets	0.83%	0.95%	1.68%	0.87%	0.85%

Potential problem loans	$58,011	$54,293	$66,482	$62,189	$51,456

Accruing loans past due 90 days or more	$162	$2,395	$35	$984	$1,360

Nonperforming assets were $22.4 million at December 31, 2005, a slight increase from December 31, 2004.

During the first quarter of 2004, we sold $10.7 million of nonperforming loans which increased charge-offs by $4.6 million. We had provided for the losses on these nonperforming loans during previous periods and decided to sell these loans to minimize further loss exposure.

Interest foregone on nonaccrual loans was approximately $1.4 million and $1.0 million during 2005 and 2004, respectively. Accruing loans past due 90 days or more at December 31, 2005 totaled $162 thousand compared to $2.4 million at December 31, 2004. The balance at December 31, 2004 included loans to one borrower totaling $2.0 million which were paid off in early 2005.

Allowance for Credit Losses. The allowance for credit losses and the related provision for credit losses are determined based on the historical credit loss experience, changes in the loan portfolio, including size, mix and risk of the individual loans, and current economic conditions. We monitor economic conditions in our local market areas and the probable impact on borrowers, on past-due amounts, on related collateral values, on the number and size of the non-performing loans and on the resulting amount of charges-offs for the period.

The provision for credit losses for 2005 was $14.4 million as compared to $12.2 million for 2004. We incurred net charge-offs of $13.0 million or 0.51% of average loans for 2005 compared to $12.7 million or 0.58% of average loans during 2004. During the third quarter of 2005, we charged-off one problem loan relationship totaling $3.6 million. We are vigorously pursuing recovery of this loan through the court system. During the first quarter of 2004, we sold $10.7 million of nonperforming loans which increased charge-offs by $4.6 million.

The allowance for credit losses is a valuation reserve consisting of the allowance for loan losses and the reserve for unfunded lending commitments. It is established through charges to earnings in the form of a provision for credit losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making our evaluation, we consider the industry diversification of the commercial loan portfolio and the effect of changes in the local real estate market on collateral values. We also consider the results of recent regulatory examinations, our history of credit experience and our ongoing internal credit reviews.

The allowance for loan losses at December 31, 2005 was $31.2 million and represented 1.16% of total loans. The allowance for loan losses at December 31, 2005 was 143.0% of nonperforming loans, up slightly from 142.7% at

December 31, 2004. In 2005, the reserve for losses on unfunded lending commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported amounts and related ratios were changed for this balance sheet only reclassification, which had no impact on net income or equity. The reserve for unfunded lending commitments was $1.2 million at December 31, 2005 as compared with $826 thousand at December 31, 2004.

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

Ongoing portfolio reviews are conducted by our internal loan review department under an established loan review program. We are targeting a loan review penetration of at least 60-70% annually of the total commercial and real estate loan portfolios.

Through the loan review process, we maintain an internally classified loan list, which, along with the delinquency list of loans, helps us assess the overall quality of the loan portfolios and the adequacy of the allowance for credit losses. Loans on this listing are classified as substandard, doubtful or loss based on probability of repayment, collateral valuation and related collectibility.

All doubtful and loss loans are considered impaired. Substandard loans are defined as impaired when based on current information and events, it is probable that we will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for loan losses related to impaired loans is determined based on the difference between the carrying value of impaired loan and its fair value. The fair value is determined based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

At December 31, 2005, substandard loans totaled $75.9 million, of which $16.5 million were loans designated as delinquent or nonaccrual; and doubtful loans totaled $4.0 million all of which were designated as delinquent or nonaccrual.

In addition to the internally classified loan list and delinquency list of loans, we maintain a separate “watch list” which further aids in monitoring the loan portfolios. Watch list loans show warning elements, deficiencies that require attention in the short run, or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. We review these loans in assessing the adequacy of the allowance for credit losses. As of December 31, 2005, watch list loans totaled $162.5 million.

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

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001
Average loans outstanding	$2,546,459	$2,190,806	$2,465,838	$2,197,875	$1,693,867

Loans outstanding at period-end	$2,699,362	$2,344,977	$2,157,039	$2,644,862	$1,928,293

Allowance for loan losses at January 1	$29,406	$30,722	$27,248	$22,927	$16,862

Charge-offs:
Commercial and industrial	12,410	10,365	10,597	7,384	6,969
Real estate, mortgage and construction	1,768	3,405	4,486	1,249	1,057
Consumer/other	1,535	1,446	1,590	1,122	1,797

Total charge-offs	15,713	15,216	16,673	9,755	9,823
Recoveries:
Commercial and industrial	1,773	2,094	1,447	1,400	871
Real estate, mortgage and construction	711	159	157	75	111
Consumer/other	268	223	343	245	464

Total recoveries	2,752	2,476	1,947	1,720	1,446

Net charge-offs	12,961	12,740	14,726	8,035	8,377

Acquired allowance for loan losses	761	—	855	656	2,758
Allowance for loan losses sold with divestiture	—	—	(353)	—	—
Provision for loan losses	14,024	11,424	17,698	11,700	11,684

Allowance for loan losses at December 31	$31,230	$29,406	$30,722	$27,248	$22,927

Reserve for unfunded loan commitments at January 1	826	—	—	—	—
Provision for losses on commitments	347	826	—	—	—

Reserve for unfunded loan commitments at December 31	1,173	826	—	—	—

Total allowance for credit losses at December 31	$32,403	$30,232	$30,722	$27,248	$22,927

Ratios:
Allowance for loan losses to period end loans	1.16%	1.25%	1.42%	1.03%	1.19%
Net charge-offs to average loans	0.51%	0.58%	0.60%	0.37%	0.49%
Allowance for loan losses to period-end nonperforming loans	142.99%	142.71%	90.66%	138.64%	161.51%

The following table shows the allocation of the allowance for loan losses among various categories of loans. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any category of loans.

	December 31,
	2005		2004		2003		2002		2001
	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment
	(dollars in thousands)
Balance of allowance for loan losses at end of period applicable to:
Commercial and industrial	$6,429	28%	$8,925	30%	$11,844	32%	$9,188	32%	$8,361	31%
Real estate, mortgage and construction	8,738	69%	10,647	67%	8,855	64%	7,738	61%	5,538	60%
Consumer/other	730	3%	764	3%	1,009	4%	1,323	7%	868	9%
Unallocated	15,333	N/A	9,070	N/A	9,014	N/A	8,999	N/A	8,160	N/A

Total	$31,230	100%	$29,406	100%	$30,722	100%	$27,248	100%	$22,927	100%

The allowance for loan losses applicable commercial and industrial loans decreased due primarily to the charge-off of one problem loan relationship totaling $3.6 million. The decrease in the real estate, mortgage and construction loan category of the allowance for loan losses was due to improvements in asset quality for these loans in 2005. This was offset by an increase in the unallocated allowance for loan losses due to an increase in the reserve percentage utilized in 2005.

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

We measure interest rate risk using a variety of methodologies including, but not limited to, dynamic simulation analysis, gap analysis and static balance sheet rate shocks. Dynamic simulation analysis is the primary tool used to measure interest rate risk and allow us to model the effects of non-parallel movements in multiple yield curves, changes in borrower and depositor behaviors, changes in loan and deposit pricing, and changes in loan and deposit portfolio compositions and growth rates over a 24 month horizon.

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

The following table sets forth the expected maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities as of December 31, 2005:

	0-90 Days	90-365 Days	1-5 Years	5-10 Years	Over 10 Years	Total
	(In thousands, except for data expressed in percentages)
Interest-earning assets:
Cash and cash equivalents	$7,995	$—	$—	$—	$—	$7,995
Deposits in other financial institutions			99	—	—	99
Trading assets	28,515	—	—	—	—	28,515
Securities	39,859	81,208	312,717	155,090	30,124	618,998
Loans	1,623,110	483,238	531,108	57,951	3,955	2,699,362

Total interest-earning assets	1,699,479	564,446	843,924	213,041	34,079	3,354,969

Interest-bearing liabilities:
Demand and savings deposits	1,017,832	—	—	—	—	1,017,832
Certificates of deposit and other time deposits	283,066	378,260	113,022	26	—	774,374
Short-term borrowings	392,850	—	—	—	—	392,850
Subordinated debt	—	—	—	46,238	—	46,238
Junior subordinated debt	—				82,475	82,475

Total interest-bearing liabilities	1,693,748	378,260	113,022	46,264	82,475	2,313,769

GAP before effect of interest rate swap	5,731	186,186	730,902	166,777	(48,396)	1,041,200
Effect of interest rate swap—pay floating	46,238	—	—	—	(47,167)	(923)

Period GAP	(40,507)	186,186	730,902	166,777	(1,235)	1,042,123

Cumulative GAP	$(40,507)	$145,679	$876,581	$1,043,358	$1,042,123

Period GAP to total assets	(1.09)%	5.00%	19.61%	4.48%	(0.03)%

Cumulative GAP to total assets	(1.09)%	3.91%	23.52%	28.00%	27.96%

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of December 31, 2005 and 2004:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
December 31, 2005
+200	6.59%
+100	3.45%
Base	0.00%
-100	-3.43%
-200	-10.68%

December 31, 2004
+200	5.96%
+100	3.14%
Base	0.00%
-100	-5.43%
-200	-6.69%

These sensitivities are all within the thresholds set by our Asset/Liability Committee. Each rate scenario reflects unique prepayment and repricing assumptions. Because of uncertainties related to customer behaviors, loan and deposit pricing levels, competitor behaviors, and socio-economic factors that could effect the shape of the yield curves, this analysis is not intended to and does not provide a precise forecast of the affect actual changes in market rates will have on the Company. The interest rate sensitivity analysis includes assumptions that: (i) the composition of our interest sensitive assets and liabilities existing at year end will remain constant over the measurement period; and (ii) changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, this analysis does not contemplate any actions that we might undertake in response to changes in market factors. Accordingly, this analysis is not intended to and does not provide a precise forecast of the affect actual changes in market rates will have on the Company.

A number of factors have affected the change in the simulations from 2004 to 2005. Among these are loan pricing assumptions that have resulted from the flattening of the yield curve as well as competitive pressures. Additionally, the increases in interest rates over the last 12 months have restored much of the balance sheet’s optionality in decreasing rate environments.

Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

Our potential obligations associated with commitments to extend credit and outstanding letters of credit as of December 31, 2005 are summarized below (in thousands).

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Commitments to extend credit	$528,197	$77,017	$178,462	$49,190	$832,866
Standby letters of credit	50,895	2,357	—	—	53,252

Total	$579,092	$79,374	$178,462	$49,190	$886,118

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

Off-balance sheet arrangements also include our Trust Preferred Securities, which have been de-consolidated in this report as required. Further information regarding the Trust Preferred Securities can be found in Note 11 to the Consolidated Financial Statements.

Our future contractual cash payments are as follows (in thousands):

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Junior subordinated debt	$—	$—	$—	$82,475	$82,475
Subordinated debt	—	—	—	50,000	50,000
Interest expense related to long-term debt	11,099	22,228	22,198	160,391	215,916
Operating leases	3,929	7,329	5,848	14,498	31,604
Certificates and other time deposits	659,819	85,593	28,678	284	774,374

Total	$674,847	$115,150	$56,724	$307,648	$1,154,369

The amount shown above for subordinated debt represents our contractual obligation. The subordinated debt is reflected in the consolidated balance sheet at its fair value. As discussed earlier, the Bank entered into an interest rate swap designated as a fair-value hedge of the subordinated debt. Refer to Note 10 in the Consolidated Financial Statements for further information.

Interest expense obligations on fixed rate junior subordinated debt are calculated based on the stated contractual interest rates. Interest expense on variable rate junior subordinated debt is calculated assuming the current 3-month LIBOR rate of 4.60% plus 3.45%. Interest expense on subordinated debt is calculated based on the fixed coupon rate of the debt adjusted for the associated interest rate swap agreement assuming the current 3-month LIBOR rate. Refer to Notes 10 and 11 in the Consolidated Financial Statements for further information.

Capital and Liquidity

Capital—At December 31, 2005, shareholders’ equity totaled $334.5 million or 8.97% of total assets, as compared to $313.2 million or 9.4% of total assets at December 31, 2004. Our risk-based capital ratios together with the minimum capital amounts and ratios as of December 31, 2005 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$411,229	12.36%	$266,220	8.0%
Tier 1 Capital (to Risk Weighted Assets)	332,590	9.99%	133,110	4.0%
Tier 1 Capital (to Average Assets)	332,590	9.11%	129,625	4.0%

See Note 18 to our Consolidated Financial Statements for further discussion of regulatory capital requirements.

Liquidity—The objectives of our liquidity management is to maintain our ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate on an ongoing basis. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. In recent years, our liquidity needs have primarily been met by growth in core deposits. In addition to core deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing securities and loan portfolios. The Bank also accepts brokered certificates of deposit.

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At December 31, 2005, there was an aggregate of approximately $141 million available for payment of dividends by Sterling Bank. At December 31, 2005, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $74 million. It is not anticipated that such restrictions will have an impact on the ability of Sterling Bancshares to meet its ongoing cash obligations. As of December 31, 2005, we did not have any material commitments for capital expenditures.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

For information regarding the market risk of our financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.” Our principal market risk exposure is to interest rates.

ITEM 8. Financial Statements and Supplementary Data

Refer to the index included on page F-1 and the Consolidated Financial Statements that begin on page F-3 of this Annual Report on Form 10-K.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING AND COMPLIANCE WITH DESIGNATED LAWS AND REGULATIONS

Management of Sterling Bancshares, Inc. and subsidiaries (the “Company”) is responsible for preparing the Company’s annual financial statements. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2005.

J. Downey Bridgwater Chairman, President and Chief Executive Officer

Stephen C. Raffaele Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sterling Bancshares, Inc.

Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sterling Bancshares, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 24, 2006, expressed an unqualified opinion on those financial statements.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

Houston, Texas

February 24, 2006

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this Item as to the directors and executive officers is hereby incorporated by reference from the information appearing under the captions “Election of Directors,” “Executive Officers and Other Significant Employees” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of year end. The information required by this Item as to the Code of Ethics for Senior Financial Officers is herby incorporated by reference from “Item 1—Business—Available Information” of this report.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

ITEM 14. Principal Accountant Fees and Services

The information required by this Item as to disclosures regarding accounting fees and services is hereby incorporated by reference to such information appearing under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s definitive proxy to be filed with the SEC pursuant to the Securities and Exchange Act of 1934 within 120 days of year end.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report

1.	Consolidated Financial Statements. The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit No.
2.1	Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, Inc. and CaminoReal Bancshares of Texas, Inc., as amended. [Incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]

2.3	Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.4	Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]

2.5	Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

Exhibit No.
2.6	Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo. [Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.7	Stock Purchase Agreement dated as of July 16, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.8	Amendment No. 1 to Stock Purchase Agreement dated as of September 30, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 to the Company’s Current Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.9	Agreement and Plan of Merger dated August 18, 2003 by and among Sterling Bancshares, Inc., SB 2003, Inc. and South Texas Capital Group, Inc. [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 (File No. 000-20750).]

2.10	Agreement and Plan of Merger Dated July 7, 2005 by and among Sterling Bancshares, Inc., SBPB, Inc., and Prestonwood Bancshares, Inc. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company, as amended. [Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 (File Nos. 333-55724, 333-55724-01, and 333-55724-02).]

3.2	Articles of Amendment to the Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

3.3	Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 26, 2004 (File No. 000-20750).]

3.4	Amendment to Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 17, 2005 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	9.20% Subordinated Deferrable Interest Debenture due March 21, 2031. [Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

Exhibit No.
4.5	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.8	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.11	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Noted due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5	Credit Agreement dated October 1, 2004 made by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000. [Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.]

10.6	First Amendment to Credit Agreement dated as of March 8, 2005 by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.]

Exhibit No.
10.7	Second Amendment to Credit Agreement between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association, dated September 29, 2005 [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 5, 2005 (File No. 000-207500).]

10.8***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company’s Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.9***	Amendment to Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater dated November 17, 2005 [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on November 17, 2005 (File No. 000-207500).]

10.10***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater dated November 17, 2005 [Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on November 17, 2005 (File No. 000-207500).]

10.11***	Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan [Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-105307).]

10.12***	Consulting Agreement between Sterling Bancshares, Inc. and George Martinez executed on June 9, 2004 and effective as of June 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].

10.13***	Amendment to Employment and Consulting Agreement between Sterling Bancshares, Inc. and George Martinez dated December 22, 2005 [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 27, 2005 (File No. 000-207500).]

10.14***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

Daryl D. Bohls Travis Jaggers
Danny L. Buck Graham B. Painter
Wanda S. Dalton Stephen C. Raffaele
Clinton Dunn Mike Skowronek
James W. Goolsby, Jr.

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].

10.15***	Form of Restricted Stock Agreement [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.16***	Form of Incentive Stock Agreement [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.17***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]

Exhibit No.

10.18***	Short Term Incentive Program for Shared Services [Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.19***	Short Term Incentive Program for Bank Offices [Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.20***	Severance and Non-Competition Agreement dated effective May 2, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Sonny B. Lyles [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 5, 2005 (File No. 000-207500).]

10.21***	Severance and Non-Competition Agreement dated effective January 1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Robert S. Smith [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005 (File No. 000-207500).]

10.22***	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005 [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-207500).]

10.23***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc. and John A. Rossitto dated January 23, 2006 [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2006 (File No. 000-207500).]

10.24***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Deborah Dinsmore dated February 24, 2006 [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2006 (File No. 000-207500).]

10.25***	Summary Description of Non-Employee Director compensation [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.26***	Summary of Named Executive Officer Compensation [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.27***	Summary Description of Compensation - Sonny B. Lyles [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2005 (File No. 000-207500).]

21*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of J. Downey Bridgwater, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.
***	Management Compensation Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCSHARES, INC.

	by	/s/ J. DOWNEY BRIDGWATER
DATE: March 2, 2006		J. Downey Bridgwater, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 2nd day of March, 2006.

SIGNATURE	TITLE	SIGNATURE	TITLE

/s/ J. DOWNEY BRIDGWATER J. Downey Bridgwater	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	/s/ JAMES J. KEARNEY James J. Kearney	Director

/s/ STEPHEN C. RAFFAELE Stephen C. Raffaele	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ R. BRUCE LABOON R. Bruce LaBoon	Director

/s/ DAVID L. HATCHER David L. Hatcher	Lead Director	/s/ G. EDWARD POWELL G. Edward Powell	Director

. George Beatty, Jr.	Director	/s/ THOMAS A. REISER Thomas A. Reiser	Director

/s/ ANAT BIRD Anat Bird	Director	/s/ RAIMUNDO E. RIOJAS Raimundo E. Riojas	Director

/s/ JAMES D. CALAWAY James D. Calaway	Director	/s/ DAN C. TUTCHER Dan C. Tutcher	Director

/s/ BRUCE J. HARPER Bruce J. Harper	Director	/s/ MAX W. WELLS Max W. Wells	Director

/s/ GLENN H. JOHNSON Glenn H. Johnson	Director

STERLING BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sterling Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Sterling Bancshares Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Houston, Texas

February 24, 2006

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(In thousands, except share amounts)

	2005	2004
ASSETS
Cash and cash equivalents	$147,154	$88,439
Interest-bearing deposits in financial institutions	99	595
Trading assets	28,515	36,720
Available-for-sale securities, at fair value	495,945	540,704
Held-to-maturity securities, at amortized cost	123,053	117,414

Loans held for sale	8,354	6,881
Loans held for investment	2,691,008	2,338,096

Total loans	2,699,362	2,344,977
Allowance for loan losses	(31,230)	(29,406)

Loans, net	2,668,132	2,315,571

Premises and equipment, net	41,407	40,171
Real estate acquired by foreclosure	460	1,536
Goodwill	85,026	62,480
Core deposit intangibles, net	3,551	1,839
Accrued interest receivable	15,358	11,964
Other assets	118,159	119,463

TOTAL ASSETS	$3,726,859	$3,336,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,045,937	$884,017
Interest-bearing demand	1,017,832	970,281
Certificates and other time deposits	774,374	589,669

Total deposits	2,838,143	2,443,967
Short-term borrowings	392,850	420,575
Subordinated debt	46,238	47,162
Junior subordinated debt	82,475	82,475
Accrued interest payable and other liabilities	32,681	29,545

Total liabilities	3,392,387	3,023,724

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Convertible preferred stock, $1 par value; 1,000,000 shares authorized. No shares outstanding at December 31, 2005 and 2004.	—	—
Common stock, $1 par value; 100,000,000 shares authorized, 45,458,500 and 45,068,048 issued at December 31, 2005 and 2004, respectively	45,458	45,068
Capital surplus	58,757	54,522
Retained earnings	239,171	213,814
Treasury stock, at cost; 125,000 shares held at December 31, 2005. No shares held at December 31, 2004.	(1,984)	—
Accumulated other comprehensive loss, net of tax	(6,930)	(232)

Total shareholders’ equity	334,472	313,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,726,859	$3,336,896

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands, except per share amounts)

	2005	2004	2003
Interest income:
Loans, including fees	$175,521	$131,835	$149,066
Securities:
Taxable	24,936	21,307	10,947
Non-taxable	2,442	2,042	2,266
Trading assets	1,318	4,569	3,567
Federal funds sold	293	101	176
Deposits in financial institutions	93	55	69

Total interest income	204,603	159,909	166,091

Interest expense:
Demand and savings deposits	8,525	4,785	4,752
Certificates and other time deposits	20,148	12,694	14,608
Short-term borrowings	15,102	4,163	4,921
Notes payable	—	—	585
Subordinated debt	3,665	2,744	1,976
Junior subordinated debt	6,933	6,551	6,517

Total interest expense	54,373	30,937	33,359

Net interest income	150,230	128,972	132,732
Provision for credit losses	14,371	12,250	17,698

Net interest income after provision for credit losses	135,859	116,722	115,034

Noninterest income:
Customer service fees	11,615	14,934	16,542
Net gain (loss) on trading assets	147	(474)	1,103
Net gain on the sale of securities	60	4,941	905
Net gain on the sale of loans	1,455	980	790
Net gain (loss) on the sale of banking offices	—	(27)	3,517
Other	13,682	10,671	10,330

Total noninterest income	26,959	31,025	33,187

Noninterest expense:
Salaries and employee benefits	61,229	62,209	60,233
Occupancy expense	15,556	15,326	15,364
Technology	5,524	6,127	5,170
Professional fees	6,527	6,999	4,624
Postage, delivery and supplies	3,238	3,179	3,474
Marketing	2,306	1,457	1,498
Core deposit intangible amortization	521	486	465
Acquisition costs	831	—	66
Other	14,914	17,517	14,936

Total noninterest expense	110,646	113,300	105,830

Income from continuing operations before income taxes	52,172	34,447	42,391
Provision for income taxes	15,950	9,484	14,037

Income from continuing operations	36,222	24,963	28,354
Income from discontinued operations before income taxes	—	—	45,820
Provision for income taxes	—	—	25,064

Income from discontinued operations	—	—	20,756

Net income	$36,222	$24,963	$49,110

Earnings per share from continuing operations
Basic	$0.80	$0.56	$0.64

Diluted	$0.79	$0.55	$0.64

Earnings per share
Basic	$0.80	$0.56	$1.11

Diluted	$0.79	$0.55	$1.10

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands)

	Convertible Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2003	59	$59	43,983	$43,983	$44,633	$156,664	—	$—	$3,988	$249,327
Comprehensive income:
Net income						49,110				49,110
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $1,204									(2,238)	(2,238)
Less: Reclassification adjustment for net gains included in net income, net of taxes of $317									(588)	(588)

Total comprehensive income										46,284

Issuance of common stock			595	595	4,345					4,940
Conversion of preferred stock	(39)	(39)	64	64	(25)					—
Cash dividends paid						(7,955)				(7,955)

BALANCE AT DECEMBER 31, 2003	20	20	44,642	44,642	48,953	197,819	—	—	1,162	292,596
Comprehensive income:
Net income						24,963				24,963
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $874									(1,623)	(1,623)
Less: Reclassification adjustment for net losses included in net income, net of taxes of $123									229	229

Total comprehensive income										23,569

Issuance of common stock			406	406	5,569					5,975
Conversion of preferred stock	(20)	(20)	20	20						—
Cash dividends paid						(8,968)				(8,968)

BALANCE AT DECEMBER 31, 2004	—	—	45,068	45,068	54,522	213,814	—	—	(232)	313,172
Comprehensive income:
Net income						36,222				36,222
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $3,628									(6,659)	(6,659)
Less: Reclassification adjustment for net gains included in net income, net of taxes of $21									(39)	(39)

Total comprehensive income										29,524

Issuance of common stock			390	390	4,235					4,625
Repurchase of common stock							125	(1,984)		(1,984)
Cash dividends paid						(10,865)				(10,865)

BALANCE AT DECEMBER 31, 2005	—	$—	45,458	$45,458	$58,757	$239,171	125	$(1,984)	$(6,930)	$334,472

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$36,222	$24,963	$28,354
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	3,117	6,069	8,807
Provision for credit losses	14,371	12,250	17,698
Deferred income tax expense	(1,481)	1,151	522
Net gain on the sale of securities	(60)	(4,941)	(905)
Net loss (gain) on the sale of banking offices	—	27	(3,517)
Net gain on sale of bank assets	(259)	(195)	—
Net loss (gain) on trading assets	(147)	474	(1,103)
Net gain on sale of loans	(1,455)	(980)	(790)
Depreciation and amortization	7,760	9,206	8,728
Write-downs, less gains on sale of real estate acquired by foreclosure	(10)	(58)	(651)
Write-downs of bank assets	—	1,388	—
Net decrease (increase) in loans held for sale	(321)	2,420	675,783
Purchases of trading assets	(161,201)	(341,948)	(493,976)
Proceeds from sale and principal paydowns on trading securities	165,374	453,735	465,058
Decrease (increase) in accrued interest receivable and other assets	2,519	(20,763)	110,250
Increase (decrease) in accrued interest payable and other liabilities	1,233	(13,405)	18,251

Net cash provided by operating activities from continuing operations	65,662	129,393	832,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls of securities and paydowns of held-to-maturity securities	22,753	9,587	19,580
Proceeds from the sale and calls of available-for-sale securities	60,049	161,834	32,487
Proceeds from maturities and paydowns of available-for-sale securities	143,582	141,739	193,307
Purchases of available-for-sale securities	(164,853)	(300,581)	(503,222)
Purchases of held-to-maturity securities	(28,565)	(84,975)	—
Net increase in loans held for investment	(343,218)	(206,252)	(178,418)
Purchase of bank-owned life insurance	—	(20,000)	(2,010)
Proceeds from sale of real estate acquired by foreclosure	2,269	5,199	6,796
Proceeds from sale of land held for sale and other	615	729	—
Proceeds from sale of loans held for investment	52,368	—	—
Net decrease (increase) in interest-bearing deposits in financial institutions	496	763	(74)
Cash and cash equivalents related to sales of banking offices	—	—	(106,652)
Purchase of Prestonwood Bancshares Inc. (net of acquired cash and cash equivalents)	14,397	—	—
Purchase of Plaza Bank (net of acquired cash and cash equivalents)	—	—	(5,212)
Proceeds from sale of premises and equipment	379	731	2,886
Purchase of premises and equipment	(7,741)	(5,512)	(5,436)

Net cash used in investing activities from continuing operations	(247,469)	(296,738)	(545,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	276,471	25,598	(171,755)
Net increase (decrease) in short-term borrowings	(27,725)	96,415	(194,930)
Repayments of notes payable	—	—	(21,430)
Issuance of subordinated debt	—	—	49,944
Proceeds from issuance of common and preferred stock	4,625	5,975	4,940
Repurchase of common stock	(1,984)	—	—
Payments of cash dividends	(10,865)	(8,968)	(7,955)

Net cash provided by (used in) financing activities from continuing operations	240,522	119,020	(341,186)

Net increase (decrease) in cash and cash equivalents from continuing operations	58,715	(48,325)	(54,645)
Cash flows (used in) provided by discontinued operations (Revised—See note 19)
Cash flows from operating activities	—	—	(41,951)
Cash flows from investing activities	—	—	101,799
Cash flows from financing activities	—	—	(15,439)

Total net cash provided by discontinued operations	—	—	44,409

Cash and cash equivalents at beginning of year	88,439	136,764	147,000

Cash and cash equivalents at end of year	$147,154	$88,439	$136,764

Supplemental information:
Income taxes paid	$18,752	$29,704	$27,443
Interest paid	51,505	30,316	27,246
Noncash investing and financing activities -
Loan to finance the sale of premises and equipment	—	419	—
Acquisition of real estate through foreclosure of collateral	1,183	4,553	4,917

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization—Sterling Bancshares, Inc. (“Sterling Bancshares” and together with its subsidiaries, the “Company”), headquartered in Houston, Texas, is a bank holding company that has served the banking needs of small- to mid-sized businesses for over 31 years. The Company provides commercial and consumer banking services in the greater metropolitan areas of Houston, Dallas and San Antonio, Texas through the forty community banking offices of Sterling Bank, a banking association chartered under the laws of the State of Texas (the “Bank”).

On September 30, 2003, the Company sold its 80% interest in Sterling Capital Mortgage Company (“SCMC”). SCMC provided mortgage-banking services to consumers through 110 production offices in Texas and fifteen other states.

Summary of Significant Accounting and Reporting Policies—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and the prevailing practices within the banking industry. A summary of significant accounting policies follows:

Basis of Presentation—The consolidated financial statements include the accounts of Sterling Bancshares and its subsidiaries except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation. On January 1, 2004, the Company adopted FIN 46R, Consolidation of Variable Interest Entities. Upon adoption, the trusts that previously issued the outstanding company-obligated mandatorily redeemable trust preferred securities were deconsolidated from the Company’s Consolidated Financial Statements. The Consolidated Financial Statements have been restated to reflect the adoption of FIN 46R. Additionally, these consolidated financial statements present the operations and net gain on sale of SCMC as discontinued operations for all periods presented. SCMC’s operations were reported previously as the Company’s mortgage-banking segment.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed real estate, deferred tax assets, goodwill and other intangibles and trading activities.

Trading Assets—Securities classified as trading assets are bought with the anticipation of sale in the near term and are carried at fair market value. Generally, these assets are held up to 120 days. These securities consist primarily of the government-guaranteed portion of SBA loans.

Securities—Securities classified as held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets until their maturities. Under certain circumstances (including the deterioration of the issuer’s creditworthiness or a change in tax law or statutory or regulatory requirements), these securities may be sold or transferred to another portfolio.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as accumulated comprehensive income or loss until realized. Declines in the fair value of individual securities below their cost that are determined to be other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration of time that the fair value has been less than cost, the credit quality of the issuer, and the intent and ability of the Company to hold the security until recovery of the fair value. Securities within the available-for-sale portfolio may be used as part of the Company’s asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

Premiums and discounts are amortized and accreted to operations using the level-yield method of accounting, adjusted for prepayments as applicable. The specific identification method of accounting is used to compute gains or losses on the sales of securities. Interest earned on these assets is included in interest income.

Loans Held for Sale—Loans held for sale are carried at the lower of aggregate cost or market value. Premiums, discounts and loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method.

Loans Held for Investment—Loans held for investment are stated at the principal amount outstanding, net of unearned discount and net deferred loan fees or costs. Unearned discount relates principally to consumer installment loans. Interest income for loans is recognized principally by the simple interest method.

The Company provides equipment financing to its customers through a variety of lease arrangements. Direct financing leases are included in loans held for investment and carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income.

A loan is defined as impaired when based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for loan losses related to impaired loans is determined based on the difference between the carrying value of impaired loan and its fair value. The fair value is determined based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized.

Nonperforming Loans and Past-Due Loans—Nonperforming loans are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments because of a borrower’s financial difficulty.

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Allowance for Credit Losses—The allowance for credit losses is a valuation allowance for losses incurred on loans and binding loan commitments. The reserve for losses on unfunded loan commitments is included in other liabilities. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Recoveries are credited to the allowance at the time of recovery.

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

Premises and Equipment—Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation expense is computed primarily using the straight-line method over the estimated useful lives (ranging from three to forty years) of the assets. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter.

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

Goodwill and Other Intangibles—Intangible assets consist primarily of core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Management performs an annual evaluation of whether any impairment of the goodwill and other intangibles has occurred; if any such impairment is determined, a writedown is recorded.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Real Estate Acquired by Foreclosure—The Company records real estate acquired by foreclosure at fair value less estimated costs to sell. Adjustments are made to reflect declines in value subsequent to acquisition, if any, below the recorded amounts. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.

Income Taxes—Sterling Bancshares files a consolidated federal income tax return with its subsidiaries. Each computes income taxes as if it filed a separate return and remits to, or is reimbursed by Sterling Bancshares based on the portion of taxes currently due or refundable.

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

Stock-based Compensation—The Company accounts for stock-based employee compensation plans using the intrinsic value-based method of accounting, as permitted, and discloses pro forma information assuming the fair value-based method as prescribed by accounting principles. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Net income, as reported	$36,222	$24,963	$49,110
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	457	546	177
Less: total stock-based employee compensation expense determined under fair value based method, net of related taxes	(952)	(1,203)	(1,197)

Pro forma net income	$35,727	$24,306	$48,090

Earnings per share:
Basic—as reported	$0.80	$0.56	$1.11

Basic—pro forma	$0.79	$0.54	$1.09

Diluted—as reported	$0.79	$0.55	$1.10

Diluted—pro forma	$0.78	$0.54	$1.08

The Company adopted the provisions of SFAS No. 123R, “Share-Based Payment (Revised 2004),” on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using the intrinsic value-based method of accounting and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. See Recent Accounting Standards below.

Profit Sharing Plan—The Company has a profit sharing plan that covers substantially all employees. Contributions to the plan are accrued and paid only when the bank achieves a minimum 12% return on average equity.

Statements of Cash Flows—Cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are invested for one-day periods.

Earnings Per Share—Earnings per share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of shares outstanding during the year excluding non-vested stock. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding and non-vested stock adjusted for the incremental shares issuable upon conversion of preferred stock and issuable upon exercise of outstanding stock options.

Comprehensive Income—Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders. The Company reports comprehensive income in the consolidated statements of shareholders’ equity.

Reclassifications—Certain reclassifications have been made to prior year amounts to conform to current year presentation. All reclassifications have been applied consistently for the periods presented. During the fourth quarter of 2005, the Company elected to reclassify loan origination fees previously included in net interest income and an offsetting amount of direct origination costs that had been included in salaries and employee benefits. These reclassifications had no impact on net income or equity in any of the reported periods.

Recent Accounting Standards—In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-1 and FAS 124-1 (“FSP 115-1 and FSP 124-1”), The Meaning of

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to whether an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP became effective for impairment analyses conducted in periods beginning after December 15, 2005.

SFAS No. 123R, Share-Based Payment (Revised 2004) establishes standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company plans to transition to fair value based accounting for stock-based compensation using a modified prospective application. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the Company’s pro forma disclosures. The Company expects to recognize additional pre-tax compensation cost of approximately $600 thousand in 2006 as a result of the adoption of SFAS 123R. Compensation costs may differ from these estimates due to future award grants, modifications or cancellations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS 123R and the SEC rules and regulations. Additionally, SAB 107 provides the staff’s views on certain SFAS 123R issues including assumptions such as expected volatility and expected term used in the valuation of share-based arrangements by public companies, share-based payment transactions with nonemployees, the accounting for income tax effects of share-based payment arrangements and disclosures in Management’s Discussion and Analysis.

In May 2005, the FASB issued Statement of Accounting Standards No. 154 (“SFAS 154”) Accounting Changes and Error Corrections. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s Consolidated Financial Statements.

2.	ACQUISITIONS AND DIVESTITURES

Acquisitions. On September 30, 2005, the Company acquired Dallas, Texas-based Prestonwood Bancshares, Inc. (“Prestonwood”), and its subsidiary bank, The Oaks Bank & Trust Company (“The Oaks Bank”), in a cash merger. The Oaks Bank operated five banking offices in Dallas and doubled the Company’s size in both assets and locations in the Dallas area. One acquired office was consolidated into an existing Sterling

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Bank location. The Company paid $34.4 million plus transaction costs for all of Prestonwood’s issued and outstanding shares of common stock, of which $500 thousand was deposited into an escrow account to secure payment of certain obligations related to an insurance agency subsidiary. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets was recorded as goodwill, none of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results beginning in the fourth quarter of 2005.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

Cash and cash equivalents	$49,035
Available-for-sale securities	3,029
Loans held for investment	75,662
Allowance for loan losses	(761)
Premises and equipment, net	990
Accrued interest receivable	351
Core deposit intangibles, net	2,233
Goodwill	22,546
Other assets	577

Total assets acquired	153,662

Deposits	(117,705)
Accrued interest payable and other liabilities	(1,319)

Total liabilities assumed	(119,024)

Net assets acquired	$34,638

Core deposit intangibles are amortized using an economic life method based on deposit attrition projections. As a result, amortization will decline over time with most of the amortization occurred during the initial years. The weighted average amortization period for core deposit intangibles is approximately 4 years.

On October 31, 2003, the Company acquired South Texas Capital Group, Inc. of San Antonio and its subsidiary bank, Plaza Bank for $16.0 million in cash and 125 thousand shares of Sterling Bancshares’ common stock. Plaza Bank operated three banking offices in San Antonio having $83 million of total assets at the date of acquisition, expanding the Company’s Texas presence into San Antonio. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets was recorded as goodwill, none of which is expected to be deductible for tax purposes. Goodwill of $12.6 million and core deposit intangibles of $695 thousand were recorded in this acquisition. The weighted average amortization period for core deposit intangibles is approximately 4 years. The results of operations for this acquisition have been included in the Company’s financial results beginning in November of 2003.

Divestiture of SCMC. On September 30, 2003, the Company sold its 80% interest in SCMC to RBC Mortgage Company, an indirect subsidiary of the Royal Bank of Canada. The sales price for SCMC was $102 million resulting in a pre-tax gain of $47.8 million. The pre-tax gain was determined after subtracting $6.2 million of goodwill allocated to SCMC. In the sale of SCMC, the Company made certain

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

representations, warranties and indemnifications having terms of up to six years. The Company retained $2 million from the sales proceeds otherwise available for distribution for possible future claims related thereto, and will continue to hold such funds for four years. Approximately $1.9 million of this amount remains at December 31, 2005. In a separate transaction, SCMC’s mortgage servicing portfolio was sold to other parties. A pre-tax loss of $1.6 million was recorded on the sale of the mortgage servicing portfolio. SCMC’s operations were reported previously as the Company’s mortgage-banking segment; which is now reported together with the net gain on sale as discontinued operations.

The strategic divestiture of SCMC was made to better position the Company to serve small- and mid-sized businesses. Net proceeds of the sale were used to support the Company’s ongoing internal growth and to make strategic acquisitions.

Divestitures of Banking Offices. On September 16, 2004, the Company closed one of its banking offices and merged the operations into another location. The Company retained substantially all of the loans and deposits associated with this location. The bank building and related fixtures were sold for a pre-tax loss of $27 thousand.

During 2003, the Company sold four of its banking offices in three separate transactions resulting in a net pre-tax gain of $3.5 million. At the sales date, these banking offices had approximately $34.0 million in loans and $150.9 million of deposits that were included in the sales transactions. The net gain was determined based on the Company’s recorded investment in these offices including allocated goodwill and intangibles. These banking offices, located in rural areas, were sold because their operations and growth potential did not align with the Company’s business banking strategy. These offices were acquired originally as part of previous acquisitions.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

3.	SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and and other U.S. government agencies	$10,031	$—	$(107)	$9,924
Obligations of states of the U.S. and political subdivisions	3,303	27	(4)	3,326
Mortgage-backed securities and collateralized mortgage obligations	476,541	286	(10,099)	466,728
Other securities	16,732	—	(765)	15,967

Total	$506,607	$313	$(10,975)	$495,945

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$58,288	$649	$(562)	$58,375
Mortgage-backed securities and collateralized mortgage obligations	64,765	9	(1,134)	63,640

Total	$123,053	$658	$(1,696)	$122,015

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and and other U.S. government agencies	$8,254	$—	$(60)	$8,194
Obligations of states of the U.S. and political subdivisions	4,035	99	(1)	4,133
Mortgage-backed securities and collateralized mortgage obligations	516,865	2,112	(2,652)	516,325
Other securities	11,908	354	(210)	12,052

Total	$541,062	$2,565	$(2,923)	$540,704

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$61,956	$1,928	$(71)	$63,813
Mortgage-backed securities and collateralized mortgage obligations	55,458	57	(306)	55,209

Total	$117,414	$1,985	$(377)	$119,022

The contractual maturities of securities at December 31, 2005 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,761	$4,746	$5,236	$5,264
Due after one year through five years	7,430	7,347	27,854	28,235
Due after five years through ten years	1,143	1,157	25,198	24,876
Mortgage-backed securities and collateralized mortgage obligations	476,541	466,728	64,765	63,640
Other securities	16,732	15,967	—	—

Total	$506,607	$495,945	$123,053	$122,015

The following table summarizes the proceeds received and gross realized gains and losses on the sales of the available-for-sale securities (dollars in thousands):

	December 31,
	2005	2004	2003
Proceeds from sales and calls	$60,049	$161,834	$32,487
Gross realized gains	206	5,860	907
Gross realized losses	(146)	(919)	(2)

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

Securities with unrealized losses segregated by length of impairment, were as follows (dollars in thousands):

	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$7,499	$(63)	$7,436	$2,532	$(44)	$2,488
Obligations of states of the U.S. and political subdivisions	1,122	(4)	1,118	20	—	20
Mortgage-backed securities and collateralized mortgage obligations	176,182	(2,359)	173,823	271,957	(7,740)	264,217
Other securities	8,479	(404)	8,075	8,253	(361)	7,892

Total	$193,282	$(2,830)	$190,452	$282,762	$(8,145)	$274,617

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	20,698	(328)	20,370	6,474	(234)	6,240
Mortgage-backed securities and collateralized mortgage obligations	35,511	(435)	35,076	28,157	(699)	27,458

Total	$56,209	$(763)	$55,446	$34,631	$(933)	$33,698

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and the intent and ability of the Company to hold the security until recovery of the fair value. At December 31, 2005, there were approximately 83 securities in an unrealized loss position for more than 12 months. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2005.

Securities with carrying values totaling $292.6 million and fair values totaling $287.8 million at December 31, 2005 were pledged to secure public deposits.

4.	LOANS

The loan portfolio is classified by major type as follows (in thousands):

	December 31,
	2005	2004
Loans held for sale
Commercial and industrial	$1,242	$1,433
Real estate:
Commercial	4,735	3,746
Construction	2,377	1,702

Total loans held for sale	8,354	6,881

Loans held for investment
Domestic
Commercial and industrial	738,061	682,209
Real estate:
Commercial	1,221,610	1,043,960
Construction	438,454	329,982
Residential mortgage	190,701	183,839
Consumer/other	72,937	72,997
Foreign
Commercial and industrial	26,080	21,785
Other loans	3,165	3,324

Total loans held for investment	2,691,008	2,338,096

Total loans	$2,699,362	$2,344,977

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Loan maturities and rate sensitivity of the loans held for investment excluding residential mortgage and consumer loans, at December 31, 2005 are as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$592,229	$134,771	$11,061	$738,061
Real estate—commercial	738,969	373,387	109,254	1,221,610
Real estate—construction	371,970	52,663	13,821	438,454
Foreign loans	8,177	21,068	—	29,245

Total	$1,711,345	$581,889	$134,136	$2,427,370

Loans with a fixed interest rate	$132,388	$509,707	$114,162	$756,257
Loans with a floating interest rate	1,578,957	72,182	19,974	1,671,113

Total	$1,711,345	$581,889	$134,136	$2,427,370

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and San Antonio metropolitan areas. As of December 31, 2005, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

As of December 31, 2005 and December 31, 2004, loans from Sterling Bank outstanding to directors, officers and their affiliates were $9.0 million and $15.3 million, respectively. In the opinion of management, all transactions entered into between Sterling Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons. For the years ended 2005 and 2004, total principal additions were $15 thousand and $6.3 million while principal payments were $1.7 million and $3.0 million, respectively. Insider loans were reduced by $4.6 million related to a director no longer serving on the Company’s board.

The recorded investment in impaired loans was $22.4 million and $21.8 million, at December 31, 2005 and 2004, respectively. Such impaired loans required an allowance for loan losses of $4.2 million and $6.7 million, respectively. The average recorded investment in impaired loans for the year ended December 31, 2005 and 2004 was $23.0 million and $19.4 million, respectively. Interest income on impaired loans of $57 thousand and $157 thousand were recognized for cash payments received for the year ended December 31, 2005 and 2004, respectively.

Included in impaired loans are nonperforming loans of $21.8 million and $20.6 million at December 31, 2005 and December 31, 2004, respectively, which have been categorized by management as nonaccrual. Interest foregone on nonaccrual loans during year 2005 and 2004 was approximately $1.4 million and $1.1 million, respectively. The Company did not have any restructured loans as of December 31, 2005 or December 31, 2004.

When management doubts a borrower’s ability to meet payment obligations, typically when principal or interest payment are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $162 thousand and $2.4 million at December 31, 2005 and December 31, 2004, respectively.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

5.	ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Allowance for loan losses at beginning of year	$29,406	$30,722	$27,248
Loans charged off	15,713	15,216	16,673
Loan recoveries	(2,752)	(2,476)	(1,947)

Net loans charged off	12,961	12,740	14,726
Allowance for loan losses associated with acquired institutions	761	—	855
Allowance for loan losses associated with divested offices	—	—	(353)
Provision for loan losses	14,024	11,424	17,698

Allowance for loan losses at end of the period	31,230	29,406	30,722

Reserve for losses on unfunded lending commitments at beginning of period	826	—	—
Provision for losses on unfunded lending commitments	347	826	—

Reserve for losses on unfunded lending commitments at end of period	1,173	826	—

Total allowance for credit losses	$32,403	$30,232	$30,722

In the second quarter of 2005, the reserve for losses on unfunded commitments was reclassed from the allowance for loan losses to other liabilities. Previously reported amounts and related ratios were changed for this reclassification.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2005	2004
Land	$10,832	$10,627
Buildings and improvements	41,704	40,326
Furniture, fixtures and equipment	44,936	41,733

	97,472	92,686
Less accumulated depreciation and amortization	(56,065)	(52,515)

Total	$41,407	$40,171

Depreciation and amortization of premises and equipment totaled $7.2 million in 2005, $8.7 million in 2004 and $8.3 million in 2003.

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

7.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Houston	San Antonio	Dallas	Total
Balance, January 1, 2004	$29,613	$27,658	$5,662	$62,933
Plaza Bank goodwill adjustments	—	(453)	—	(453)

Balance, December 31, 2004	29,613	27,205	5,662	62,480
Prestonwood Bancshares acquisition	—	—	22,546	22,546

Balance, December 31, 2005	$29,613	$27,205	$28,208	$85,026

The changes in the carrying amounts of the core deposit intangibles for the years ended December 31, 2005 and 2004 are as follows (in thousands):

Core Deposit Intangibles
Balance, January 1, 2004	$2,326
Amortization expense	(487)

Balance, December 31, 2004	1,839
Amortization expense	(521)
Prestonwood Bancshares acquisition	2,233

Balance, December 31, 2005	$3,551

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Core deposit intangibles are amortized on an accelerated basis over their estimated lives of 10 years. The projected amortization for core deposit intangibles as of December 31, 2005 is as follows (in thousands):

Total
2006	$753
2007	627
2008	525
2009	443
2010	376
Thereafter	827

Total	$3,551

8.	DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificate of deposits. The remaining maturities of these deposits are summarized as of December 31, 2005 as follows (in thousands):

Three months or less	$219,128
Over three through six months	109,401
Over six through twelve months	152,412
Thereafter	73,466

Total	$554,407

Interest expense for certificates of deposit in excess of $100,000 was approximately $14.6 million, $9.1 million, and $9.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, the Bank had $86.7 million in brokered certificates of deposits that were in excess of $100,000, of which $85.6 million will mature in 2006. The remaining balance of $1.1 million will mature over the next four years.

There are no major concentrations of deposits.

9.	SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows (in thousands):

	December 31,
	2005	2004
Federal Home Loan Bank advances	$370,000	$418,000
Federal funds purchased	22,850	2,575

Total	$392,850	$420,575

The Company has an available line of credit with the Federal Home Loan Bank (FHLB) of Dallas, which allows the Company to borrow on a collateralized basis. At December 31, 2005, borrowings under this line of credit totaled $370.0 million and had maturities from three days to two weeks. The average interest rate on these borrowings was 3.98% at December 31, 2005. These borrowings are collateralized by single family residential mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced with either additional borrowings or through increased customer deposits.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The Bank has available lines for federal funds purchased at correspondent banks. As of December 31, 2005, federal funds outstanding with a correspondent bank were $22.9 million, of which $20.0 million will mature in January 2006 while the remaining balance of $2.9 million is payable upon demand.

The Company has a revolving line of credit of $20.0 million with Wells Fargo Bank. This line of credit matures on September 29, 2006, bears interest at 1.65% above the federal funds borrowing rate or LIBOR-based rate and is subject to certain covenants. There were no borrowings outstanding on this line of credit at December 31, 2005 and 2004.

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

In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge that qualifies for the “short-cut” method of accounting. Changes in the fair value of both the interest rate swap and the hedged subordinated debt are recorded in the statements of income. However, the impact of these fully offset because of the hedge’s effectiveness. The swap’s fair value was $3.7 million and $2.8 million with a floating rate of 7.77% and 5.69% on December 31, 2005 and December 31, 2004, respectively.

The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

11.	JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

As of December 31, 2005 and 2004, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. Until August 30, 2007, there is a ceiling on the three-month LIBOR of 8.50% resulting in a ceiling on the floating rate of 11.95% during this period. As of December 31, 2005, the floating rate was 7.47% on these securities.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

12.	INCOME TAXES

The components of the provision for income taxes follow (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current	$17,431	$8,333	$13,515
Deferred	(1,481)	1,151	522

Income tax expense from continuing operation	15,950	9,484	14,037
Income tax expense related to discontinued operations	—	—	25,064

Total	$15,950	$9,484	$39,101

The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate of 35% to income from continuing operations as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Taxes calculated at statutory rate	$18,261	$12,056	$14,837
Increase (decrease) resulting from:
Release of reserves	(851)	(1,200)	—
Tax-exempt interest income	(847)	(762)	(859)
Tax-exempt income from bank-owned life insurance	(1,006)	(706)	(703)
Other, net	393	96	762

Income tax expense from continuing operations	$15,950	$9,484	$14,037

During the year ended December 31, 2005 and 2004, the Company revised its estimate to remove contingent liabilities totaling $851 thousand and $1.2 million related to the expiration of previous tax contingencies and refunds received, including the filing of various state tax returns related to the Company’s mortgage banking segment which was sold in 2003.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Significant deferred tax assets and liabilities at December 31, 2005 and 2004, were as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Real estate acquired by foreclosure	$180	$74
Depreciable assets	354	—
Allowance for credit losses	11,341	9,786
Net operating loss carryforward	13	315
Deferred compensation	1,542	1,493
Net unrealized loss on available-for-sale securities	3,732	125
SCMC indemnification reserve	653	669
Other	450	—

Total deferred tax assets	18,265	12,462
Deferred tax liabilities:
Depreciable assets	—	573
Federal Home Loan Bank stock dividends	511	208
Core deposit intangibles	1,243	644
Prepaid expenses	643	—
Other	388	384

Total deferred tax liabilities	2,785	1,809

Net deferred tax assets before valuation allowance	15,480	10,653
Valuation allowance	—	(262)

Net deferred tax assets	$15,480	$10,391

Net operating loss carryforwards expire in 2007. A valuation allowance had been provided to offset deferred tax assets on net operating losses that could not be utilized under tax regulations. This valuation allowance was eliminated upon their expiration in 2005.

13.	EMPLOYEE BENEFITS

Profit sharing plan—The Company’s profit sharing plan includes substantially all employees. A profit sharing pool is paid out only when the Bank achieves a minimum 12% return on average equity (ROE). During the year 2004 and 2003, contributions to the plan were made at the discretion of the Board of Directors but generally equaled up to 10% of the Company’s pre-tax net income, subject to IRS limitations. Employee contributions to 401(k) plan accounts are optional. The Company matches 50 percent of the employee’s 401(k) plan account contribution, up to 6 percent of the employee’s base pay and fully vest after four years of service. Contributions to the 401(k) are accrued and funded currently. In the year 2005, the matching expense for the 401(k) was $1.1 million. There was no profit sharing contribution since the Company did not achieve the minimum ROE threshold. Total profit sharing and matching contribution expense for 2004 and 2003 was approximately $3.5 million and $4.5 million, respectively.

Stock-based compensation—On April 28, 2003, Company shareholders approved the “2003 Stock Incentive and Compensation Plan” (the “2003 Stock Plan”), a ten-year plan. The 2003 Stock Plan provides for the issuance of a maximum of 2,150,000 shares of the Company’s common stock in the form of unrestricted stock awards, restricted stock awards, stock appreciation rights or stock options.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

A summary of changes in outstanding stock options is as follows (shares in thousands):

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Shares under option, beginning of year	1,686	$10.63	2,081	$10.03	2,270	$9.07
Shares granted	106	14.73	103	13.71	350	12.13
Shares canceled/expired	(179)	13.57	(183)	12.86	(105)	12.46
Shares exercised	(299)	9.68	(315)	6.67	(434)	5.43

Shares under option, end of year	1,314	$11.03	1,686	$10.63	2,081	$10.03

Shares exercisable, end of year	1,003	$10.28	1,183	$9.74	1,221	$8.63

Weighted average fair value of options granted during the year		$3.94		$3.40		$3.01

Remaining authorized shares under approved plans, end of year	3,023		3,877		1,892

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected life (years)	4.45	4.41	4.33
Risk free interest rate	4.36%	3.49%	2.93%
Volatility	28.66%	27.85%	29.27%
Dividend yield	1.55%	1.40%	1.50%

The following table presents information relating to the Company’s stock options outstanding at December 31, 2005 (share data in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$ 3.1421 - $ 4.7130	7	$3.95	0.4	7	$3.95
$ 4.7131 - $ 6.2840	41	5.95	2.3	41	5.95
$ 6.2841 - $ 7.8550	231	7.12	3.4	231	7.12
$ 7.8551 - $ 9.4260	159	8.65	3.5	159	8.65
$ 9.4261 - $10.9970	53	10.12	3.9	53	10.12
$10.9971 - $12.5680	380	11.86	5.9	280	11.80
$12.5681 - $14.1390	229	13.06	6.3	157	12.99
$14.1391 - $15.7100	214	14.84	7.9	75	15.24

Total	1,314	$11.03	5.3	1,003	$10.28

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Share awards may granted under the 2003 Stock Plan by the Committee which has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract. Share awards are generally made with a four-year vesting period and may be subject to certain performance standards as established by the Committee. The market value of non-vested shares at the date of grant is deferred and expensed ratably over the vesting period. The weighted-average market price per share of non-vested share awards in 2005 were $14.38.

Share awards totaling 90,810, 97,265, and 20,710 shares were made during 2005, 2004 and 2003, respectively. At December 31, 2005, there were 106,154 unvested shares outstanding under previous stock grants. Compensation expense of $703 thousand, $840 thousand, and $272 thousand was recorded during 2005, 2004 and 2003, respectively, for the share awards. Compensation expense related to non-vested stock awards totaled $190 thousand in 2005.

Stock purchase plan—The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) effective July 1, 2004, which superceded the 1994 Employee Stock Purchase Plan (old ESPP). An aggregate of 1.5 million shares of Company common stock may be issued under this plan subject to adjustment upon changes in capitalization. The Purchase Plan is a compensatory benefit plan to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan is subscribed through payroll deduction only and deductions may not exceed 10% of the eligible employee’s compensation. The purchase price for shares available under the Purchase Plan is 90% of the lower of the fair market value on either the quarterly enrollment date or exercise date. During 2005, 20,341 shares were subscribed for through payroll deduction under 2004 Purchase Plan compared to 16,592 shares in 2004.

Under the old ESPP, the employees were given the opportunity to purchase stock outright at time of offering since the stock price was set in advance of the offer. Under the old ESPP, 4,737 shares were subscribed for through payroll deduction during 2004.

14.	SHAREHOLDERS’ EQUITY

Treasury stock—On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2,500,000 shares of common stock, not to exceed 500,000 shares in any calendar year. Under this plan, the Company may repurchase shares of its common stock from time to time in the open market or through privately negotiated transactions. In 2005, the Company repurchased 125,000 shares at a weighted average cost per share of $15.87, for a total purchase price of $2.0 million.

Preferred stock—The Board of Directors has approved the sale of convertible preferred stock in series pursuant to confidential private placement memoranda upon the opening of various banking offices. The shares are sold to investors who may assist in the business development efforts of the opening office and are convertible to common shares dependent on that banking office meeting certain performance and deposit growth goals. The conversion ratio into common stock is predetermined at time of placement. On November 7, 2004, each of 20,000 shares Series I Preferred Stock, issued on March 7, 2002 in connection to the opening of a Dallas banking office, was converted into one share of common stock based on the performance goals attained.

During 2003, outstanding shares of Series H preferred stock issued in the year 2000 were converted into 64,350 common shares. The conversion into common stock was made at a 1.1x conversion rate based on the attainment of performance goals by the Bellaire office.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

15.	EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Income from continuing operations	$36,222	$24,963	$28,354
Income from discontinued operations	—	—	20,756

Net income	$36,222	$24,963	$49,110

Basic:
Weighted average shares outstanding	45,288	44,839	44,180
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and non-vested stock grant awards	473	422	439
Assumed conversion of preferred stock	—	17	29

Total diluted shares	45,761	45,278	44,648

Earnings per share
Basic	$0.80	$0.56	$1.11

Diluted	$0.79	$0.55	$1.10

Earnings per share from continuing operations
Basic	$0.80	$0.56	$0.64

Diluted	$0.79	$0.55	$0.64

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock were determined assuming applicable performance goals had been met. The calculation of diluted earnings per share excludes 112 thousand, 219 thousand and 620 thousand options outstanding during 2005, 2004, and 2003, respectively, that were anti-dilutive.

16.	COMMITMENTS AND CONTINGENCIES

Leases—A summary as of December 31, 2005, of noncancelable future operating lease commitments is as follows (in thousands):

2006	$3,929
2007	3,800
2008	3,529
2009	3,009
2010	2,839
Thereafter	14,498

Total	$31,604

Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $4.3 million, $3.4 million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Litigation—The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competiton agreements—The Company has entered into severance and non-competition agreements with certain executive officers. Under these agreements, upon a termination of employment under the circumstances described in the agreements, each executive officer would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20,000 in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	December 31,
	2005	2004
Commitments to extend credit	$832,866	$657,740
Standby letters of credit	53,252	28,435

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

18.	REGULATORY MATTERS

Capital requirements—The Company is subject to various regulatory capital requirements administered by the state and federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amount and classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators.

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2005 and 2004, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category. The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
Consolidated:
As of December 31, 2005:
Total capital (to risk weighted assets)	$411,229	12.4%	$266,220	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	332,590	10.0%	133,110	4.0%	N/A	N/A
Tier 1 capital (to average assets)	332,590	9.1%	145,980	4.0%	N/A	N/A

As of December 31, 2004:
Total capital (to risk weighted assets)	$406,343	14.6%	$223,457	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	328,948	11.8%	111,729	4.0%	N/A	N/A
Tier 1 capital (to average assets)	328,948	10.1%	129,625	4.0%	N/A	N/A

Sterling Bank:
As of December 31, 2005:
Total capital (to risk weighted assets)	$406,444	12.2%	$265,767	8.0%	$332,209	10.0%
Tier 1 capital (to risk weighted assets)	327,804	9.9%	132,884	4.0%	199,326	6.0%
Tier 1 capital (to average assets)	327,804	9.0%	145,709	4.0%	182,137	5.0%

As of December 31, 2004:
Total capital (to risk weighted assets)	$399,808	14.3%	$222,987	8.0%	$278,734	10.0%
Tier 1 capital (to risk weighted assets)	322,413	11.6%	111,494	4.0%	167,241	6.0%
Tier 1 capital (to average assets)	322,413	9.9%	129,387	4.0%	161,733	5.0%

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

On January 1, 2004, the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At December 31, 2005 approximately $63.1 million of the $82.5 million of trust preferred securities would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at December 31, 2005.

Dividend restrictions—Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $141 million available for payment of dividends at December 31, 2005 by the Bank. At December 31, 2005, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $74 million by the Bank.

19.	DISCONTINUED OPERATIONS

The Company sold its 80% interest in SCMC on September 30, 2003 to RBC Mortgage Company, an indirect subsidiary of the Royal Bank of Canada. SCMC’s operations were reported previously as the Company’s mortgage banking segment; which is now reported together with the net gain on sale as discontinued operations. As such, the results of operations and cash flows of SCMC have been removed from the Company’s results of continuing operations for all periods presented. The results of SCMC presented as discontinued operations in the statement of income for the year ended December 31, 2003 are as follows (in thousands except per share amount):

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

For the Year Ended December 31, 2003
Net interest income (loss) after provision for credit losses	$(4,407)

Noninterest income:
Gain on the sale of mortgage loans	34,621
Mortgage origination income	23,823
Gain on the sale of Sterling Capital Mortgage Company	47,783
Other	8,064

Total noninterest income	114,291

Noninterest expense:
Salaries and employee benefits	24,246
Occupancy expense	9,420
Technology	878
Professional fees	773
Postage and delivery charges	1,231
Mortgage servicing rights amortization and impairment	16,615
Minority interest expense for SCMC	40
Other	10,861

Total noninterest expense	64,064

Income from discontinued operations before income taxes	45,820
Provision for income taxes	25,064

Income from discontinued operations	$20,756

Earnings per share from discontinued operations:
Basic	$0.47

Diluted	$0.46

During 2005, the Company revised the statement of cash flows from discontinued operations related to SCMC to indicate the applicable cash flows from operating, investing, and financing activities. In prior years, cash flows from discontinued operations were included as one line item in the statement of cash flows under the caption “Net cash provided by (used in) discontinued operations”.

20.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments were determined by management as of December 31, 2005 and 2004, and required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

The following methods and assumptions were used to estimate the fair value of cash and of financial instruments for which it is practicable to estimate that value:

Cash and Short-term investments—The carrying amount is a reasonable estimate of fair value.

Securities—Fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Trading Assets—Securities bought with the anticipation of sale in the near term are carried at fair market value which equals quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Sale—Fair value equals quoted market prices, if available. If a quoted market price is not available, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Loans Held for Investment—The carrying value for variable-rate loans approximates the fair value since these loans frequently reprice. The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities—The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Subordinated Debt—The subordinated debt is carried at fair value because this borrowing is hedged fully by an interest rate swap that reprices at market rates on a quarterly basis.

Junior Subordinated Debt—Fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar subordinated debentures.

Short-Term Borrowings—The carrying amount is a reasonable estimate of fair value because these borrowings reprice at market rates generally within ninety days.

Off-Balance Sheet Financial Instruments—The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. These amounts were not significant at the reporting dates.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$147,253	$147,253	$89,034	$89,034
Trading assets	28,515	28,515	36,720	36,720
Available-for-sale securities	495,945	495,945	540,704	540,704
Held-to-maturity securities	123,053	122,015	117,414	119,022
Loans held for sale	8,354	8,354	6,881	6,881
Loans held for investment	2,691,008	2,736,886	2,338,096	2,433,474
Less allowance for loan losses	(31,230)	(31,230)	(30,232)	(30,232)

Total	$3,462,898	$3,507,738	$3,098,617	$3,195,603

Financial liabilities:
Deposits	$2,838,143	$2,392,258	$2,443,967	$2,358,599
Junior subordinated debt	82,475	82,475	82,475	82,475
Subordinated debt	46,238	46,238	47,162	47,162
Interest rate swap	3,718	3,718	2,788	2,788
Short-term borrowings	392,850	392,786	420,575	420,599

Total	$3,363,424	$2,917,475	$2,996,967	$2,911,623

21.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$57,236	$52,895	$49,340	$45,132	$42,903	$40,008	$38,203	$38,795
Interest expense	16,328	14,911	12,795	10,339	8,850	7,642	7,205	7,240

Net interest income	40,908	37,984	36,545	34,793	34,053	32,366	30,998	31,555
Provision for credit losses	3,245	4,565	3,221	3,340	3,854	2,115	2,781	3,500

Net interest income after provision for credit losses	37,663	33,419	33,324	31,453	30,199	30,251	28,217	28,055
Noninterest income	6,559	7,094	6,529	6,777	6,211	6,794	10,809	7,211
Noninterest expense	28,544	27,712	27,474	26,916	29,332	27,609	28,769	27,590

Income before income taxes	15,678	12,801	12,379	11,314	7,078	9,436	10,257	7,676
Provision for income taxes	4,416	4,115	3,863	3,556	908	2,950	3,184	2,442

Net income	$11,262	$8,686	$8,516	$7,758	$6,170	$6,486	$7,073	$5,234

Earnings per share:
Basic	$0.25	$0.19	$0.19	$0.17	$0.14	$0.14	$0.16	$0.12

Diluted	$0.25	$0.19	$0.19	$0.17	$0.14	$0.14	$0.16	$0.12

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Certain reclassifications have been made to prior quarter amounts to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented. During the fourth quarter of 2005, the Company elected to reclassify loan origination fees previously included in net interest income and an offsetting amount of direct origination costs that had been included in salaries and employee benefits. These reclassifications had no impact on net income. Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

22.	PARENT-ONLY FINANCIAL STATEMENTS

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(In thousands)

	2005	2004
ASSETS
Cash and cash equivalents	$1,237	$2,358
Accrued interest receivable and other assets	3,781	4,229
Goodwill	—	527
Investment in subsidiaries	409,692	386,116
Investment in Sterling Bancshares Capital Trusts	2,475	2,475

TOTAL ASSETS	$417,185	$395,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$238	$58
Junior subordinated debt	82,475	82,475

Total liabilities	82,713	82,533

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock	45,458	45,068
Capital surplus	58,757	54,522
Retained earnings	239,171	213,814
Treasury stock	(1,984)	—
Accumulated other comprehensive loss, net of tax	(6,930)	(232)

Total shareholders’ equity	334,472	313,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$417,185	$395,705

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands)

	2005	2004	2003
REVENUES:
Dividends received from bank subsidiaries	$47,170	$10,095	$47,589
Other income	203	193	191

Total revenues	47,373	10,288	47,780

EXPENSES:
Interest expense:
Notes payable	—	—	585
Junior subordinated debt	6,933	6,431	6,379
General and administrative	2,580	1,666	1,731

Total expenses	9,513	8,097	8,695

Income before equity in undistributed earnings of subsidiaries and income taxes	37,860	2,191	39,085
Equity in undistributed earnings of subsidiaries	(4,891)	20,009	7,084

Income before income tax benefit	32,969	22,200	46,169
Income tax benefit	3,253	2,763	2,941

Net income	$36,222	$24,963	$49,110

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENDSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,222	$24,963	$49,110
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	4,891	(20,009)	(7,084)
Change in operating assets and liabilities:
Accrued interest receivable and other assets	448	(287)	1,246
Accrued interest payable and other liabilities	180	1	(194)

Net cash provided by operating activities	41,741	4,668	43,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Plaza Bank	—	—	(18,329)
Purchase of Prestonwood Bancshares, Inc.	(34,638)	—	—
Proceeds from sale of Plaza Bank charter	—	300	—

Net cash (used in) provided by investing activities	(34,638)	300	(18,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	—	—	(21,430)
Repurchase of common stock	(1,984)	—	—
Proceeds from issuance of common stock	4,625	5,975	4,940
Payments of cash dividends	(10,865)	(8,968)	(7,955)

Net cash used in financing activities	(8,224)	(2,993)	(24,445)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,121)	1,975	304

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,358	383	79

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,237	$2,358	$383

EXHIBIT TABLE

Exhibit No.
2.1	Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, Inc. and CaminoReal Bancshares of Texas, Inc., as amended. [Incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]

2.3	Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.4	Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]

2.5	Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

2.6	Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo. [Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.7	Stock Purchase Agreement dated as of July 16, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.8	Amendment No. 1 to Stock Purchase Agreement dated as of September 30, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 to the Company’s Current Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.9	Agreement and Plan of Merger dated August 18, 2003 by and among Sterling Bancshares, Inc., SB 2003, Inc. and South Texas Capital Group, Inc. [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 (File No. 000-20750).]

2.10	Agreement and Plan of Merger Dated July 7, 2005 by and among Sterling Bancshares, Inc., SBPB, Inc., and Prestonwood Bancshares, Inc. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company, as amended. [Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 (File Nos. 333-55724, 333-55724-01, and 333-55724-02).]

Exhibit No.
3.2	Articles of Amendment to the Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

3.3	Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 26, 2004 (File No. 000-20750).]

3.4	Amendment to Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 17, 2005 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	9.20% Subordinated Deferrable Interest Debenture due March 21, 2031. [Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.5	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.8	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.11	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

Exhibit No.
4.12	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Noted due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5	Credit Agreement dated October 1, 2004 made by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000. [Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.6	First Amendment to Credit Agreement dated as of March 8, 2005 by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.7	Second Amendment to Credit Agreement between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association, dated September 29, 2005 [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 5, 2005 (File No. 000-207500).]

10.8***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company’s Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.9***	Amendment to Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater dated November 17, 2005 [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on November 17, 2005 (File No. 000-207500).]

10.10***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater dated November 17, 2005 [Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on November 17, 2005 (File No. 000-207500).]

10.11***	Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan [Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-105307).]

10.12***	Consulting Agreement between Sterling Bancshares, Inc. and George Martinez executed on June 9, 2004 and effective as of June 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].

Exhibit No.
10.13***	Amendment to Employment and Consulting Agreement between Sterling Bancshares, Inc. and George Martinez dated December 22, 2005 [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 27, 2005 (File No. 000-207500).]

10.14***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

Daryl D. Bohls Travis Jaggers

Danny L. Buck Graham B. Painter

Wanda S. Dalton Stephen C. Raffaele

Clinton Dunn Mike Skowronek

James W. Goolsby, Jr.

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].

10.15***	Form of Restricted Stock Agreement [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.16***	Form of Incentive Stock Agreement [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.17***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]

10.18***	Short Term Incentive Program for Shared Services. [Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.19***	Short Term Incentive Program for Bank Offices. [Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.20***	Severance and Non-Competition Agreement dated effective May 2, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Sonny B. Lyles [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 5, 2005 (File No. 000-207500).]

10.21***	Severance and Non-Competition Agreement dated effective January 1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Robert S. Smith [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005 (File No. 000-207500).]

10.22***	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005 [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-207500).]

10.23***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc. and John A. Rossitto dated January 23, 2006 [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2006 (File No. 000-207500).]

Exhibit No.
10.24***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Deborah Dinsmore dated February 24, 2006 [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2006 (File No. 000-207500).]
10.25***	Summary Description of Non-Employee Director compensation [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.26***	Summary of Named Executive Officer Compensation [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.27***	Summary Description of Compensation - Sonny B. Lyles [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2005 (File No. 000-207500).]

21*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of J. Downey Bridgwater, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.
***	Management Compensation Agreement