Form 10-Q
period 2006-03-31
STERLING BANCSHARES INC
filed 2006-05-08
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

713-466-8300

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
[Common Stock, $1.00 par value per share]	45,706,082 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$123,013	$147,154
Interest-bearing deposits in financial institutions	99	99
Trading assets	16,615	28,515
Available-for-sale securities, at fair value	488,372	495,945
Held-to-maturity securities, at amortized cost	124,346	123,053
Loans held for sale	6,924	8,354
Loans held for investment	2,751,804	2,691,008

Total loans	2,758,728	2,699,362
Allowance for loan losses	(31,116)	(31,230)

Loans, net	2,727,612	2,668,132

Premises and equipment, net	40,108	41,407
Real estate acquired by foreclosure	2,726	460
Goodwill	85,026	85,026
Core deposit intangibles, net	3,357	3,551
Accrued interest receivable	15,052	15,358
Other assets	119,252	118,159

TOTAL ASSETS	$3,745,578	$3,726,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,031,989	$1,045,937
Interest-bearing demand	1,083,486	1,017,832
Certificates and other time deposits	844,505	774,374

Total deposits	2,959,980	2,838,143
Short-term borrowings	280,875	392,850
Subordinated debt	45,110	46,238
Junior subordinated debt	82,475	82,475
Accrued interest payable and other liabilities	36,857	32,681

Total liabilities	3,405,297	3,392,387

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 45,695,269 and 45,458,500 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	45,695	45,458
Capital surplus	62,163	58,757
Retained earnings	246,036	239,171
Treasury stock	(3,975)	(1,984)
Accumulated other comprehensive loss, net of tax	(9,638)	(6,930)

Total shareholders’ equity	340,281	334,472

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,745,578	$3,726,859

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans, including fees	$50,776	$37,991
Securities:
Taxable	6,149	6,155
Non-taxable	587	628
Trading assets	300	312
Federal funds sold	42	37
Deposits in financial institutions	58	9

Total interest income	57,912	45,132

Interest expense:
Demand and savings deposits	3,077	1,774
Certificates and other time deposits	7,134	3,372
Short-term borrowings	4,162	2,690
Subordinated debt	1,055	813
Junior subordinated debt	1,792	1,690

Total interest expense	17,220	10,339

Net interest income	40,692	34,793
Provision for credit losses	1,326	3,340

Net interest income after provision for credit losses	39,366	31,453

Noninterest income:
Customer service fees	2,577	2,992
Net gain (loss) on trading assets	(135)	109
Net gain on the sale of securities	—	85
Net gain on the sale of loans	305	257
Other	3,743	3,334

Total noninterest income	6,490	6,777

Noninterest expense:
Salaries and employee benefits	18,675	15,394
Occupancy expense	3,843	3,642
Technology	1,474	1,214
Professional fees	1,425	1,296
Postage, delivery and supplies	790	750
Marketing	384	645
Core deposit intangibles amortization	194	112
Other	4,173	3,863

Total noninterest expense	30,958	26,916

Income before income taxes	14,898	11,314
Provision for income taxes	4,866	3,556

Net Income	$10,032	$7,758

Earnings per share:
Basic	$0.22	$0.17

Diluted	$0.22	$0.17

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount			Shares	Amount		Total
BALANCE AT JANUARY 1, 2005	—	$—	45,068	$45,068	$54,522	$213,814	—	$—	$(232)	$313,172
Comprehensive income:
Net income						7,758				7,758
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($2,618)									(4,863)	(4,863)
Less: Reclassification adjustment for gains included in net income, net of taxes of ($30)									(55)	(55)

Total comprehensive income										2,840

Issuance of common stock			149	149	1,454					1,603
Cash dividends paid						(2,707)				(2,707)

BALANCE AT MARCH 31, 2005	—	$—	45,217	$45,217	$55,976	$218,865	—	$—	$(5,150)	$314,908

BALANCE AT JANUARY 1, 2006	—	$—	45,458	$45,458	$58,757	$239,171	125	$(1,984)	$(6,930)	$334,472
Comprehensive income:
Net income						10,032				10,032
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($1,458)									(2,708)	(2,708)

Total comprehensive income										7,324

Issuance of common stock			237	237	3,406					3,643
Repurchase of common stock			—	—			125	(1,991)		(1,991)
Cash dividends paid						(3,167)				(3,167)

BALANCE AT MARCH 31, 2006	—	$—	45,695	$45,695	$62,163	$246,036	250	$(3,975)	$(9,638)	$340,281

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,032	$7,758
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	625	745
Net gain on the sale of securities	—	(85)
Net gain on the sale of bank assets	(11)	(13)
Net (gain) loss on trading assets	135	(109)
Net gain on sale of loans	(305)	(257)
Provision for credit losses	1,326	3,340
Writedowns, less gains on sale, of real estate acquired by foreclosure	(29)	(16)
Depreciation and amortization	2,090	1,926
Proceeds from sales of trading assets	11,890	62,437
Purchases of trading assets	(274)	(42,191)
Proceeds from principal paydowns of trading securities	148	386
Stock-based compensation expense (net of tax benefit recognized)	431	—
Excess tax benefits from share-based payment arrangements	(386)	—
Net decrease (increase) in loans held for sale	1,687	(3,473)
Net (increase) decrease in accrued interest receivable and other assets	(518)	1,489
Net decrease in accrued interest payable and other liabilities	3,468	1,112

Net cash provided by operating activities	30,309	33,049
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	4,341	6,591
Proceeds from the sale of available-for-sale securities	—	35,443
Proceeds from maturities or calls and paydowns of available-for-sale securities	26,703	32,174
Purchases of available-for-sale securities	(23,884)	(86,580)
Purchases of held-to-maturity securities	(5,671)	(8,934)
Net increase in loans held for investment	(64,890)	(100,454)
Proceeds from sale of real estate acquired by foreclosure	219	741
Proceeds from sale of land held for sale	1,570	—
Net increase in interest-bearing deposits in financial institutions	—	(472)
Proceeds from sale of premises and equipment	61	15
Purchase of premises and equipment	(640)	(770)

Net cash used in investing activities	(62,191)	(122,246)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	121,837	49,896
Net (decrease) increase in short-term borrowings	(111,975)	55,740
Proceeds from issuance of common stock	2,651	1,603
Repurchase of common stock	(1,991)	—
Excess tax benefits from share-based payment arrangements	386	—
Dividends paid	(3,167)	(2,707)

Net cash provided by financing activities	7,741	104,532
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,141)	15,335
CASH AND CASH EQUIVALENTS:
Beginning of period	147,154	88,439

End of period	$123,013	$103,774

Supplemental information:
Interest paid	$16,718	$9,910
Noncash investing and financing activities—
Acquisitions of real estate through foreclosure of collateral	2,457	146

See Notes to Consolidated Financial Statements

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    ACCOUNTING POLICIES

Basis of Presentation

The consolidated Financial Statements are unaudited and include the accounts of Sterling Bancshares and its subsidiaries (the “Company”) except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. The Company’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read with the Company’s 2005 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period classifications. These reclassifications had no affect on net income or shareholders’ equity.

Recent Accounting Standards

Statement of Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”) established standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminated the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of grant. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 will be recognized over the remaining vesting period. The Company used the modified prospective application in implementing SFAS 123R. Beginning in 2006, the Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2006. Prior to 2006, the Company accounted for stock-based employee compensation using the intrinsic value-based method of accounting, as permitted. Under the intrinsic value-based method of accounting, no compensation expense was recognized for the Company’s incentive stock options or for the Company’s employee stock purchase plan. The adoption of this accounting standard resulted in additional stock-based compensation expense of $107 thousand for the three month period ended March 31, 2006 attributable to stock options and the Company’s employee stock purchase plan. There was no income tax benefit recorded for this additional stock-based compensation expense. The adoption of this accounting standard did not have a meaningful impact on earnings per share for the same time period.

In February 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Accounting Standards No. 155 (“SFAS 155”) Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. It establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. The primary objective of this Statement with respect to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, is to simplify accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. The primary objective of this Statement with respect to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity (QSPE) may hold. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued Statement of Accounting Standards No. 156 (“SFAS 156”) Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. It establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement is effective for fiscal years beginning after September 15, 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

Stock-Based Compensation

The Company adopted SFAS 123R on January 1, 2006. See Recent Accounting Standards above.

The pro-forma net income and earnings per share information for the three month period ended March 31, 2005 presented below was determined as if we had accounted for our employee stock-based compensation under the fair value method (dollars in thousands except for per share amounts).

Net income, as reported	$7,758
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	—
Less: Total stock-based employee compensation expense determined under fair value-based method, net of related taxes	(131)

Pro-forma net income	$7,627

Earnings per share:
Basic—as reported	$0.17

Basic—pro-forma	$0.17

Diluted—as reported	$0.17

Diluted—pro-forma	$0.17

2.    SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S Treasury and other U.S. government agencies	$10,020	$—	$(141)	$9,879
Obligations of states of the U.S. and political subdivisions	2,500	22	(3)	2,519
Mortgage-backed securities and collateralized mortgage obligations	474,258	168	(14,150)	460,276
Other securities	16,422	—	(724)	15,698

Total	$503,200	$190	$(15,018)	$488,372

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$56,768	$540	$(488)	$56,820
Mortgage-backed securities and collateralized mortgage obligations	67,578	—	(1,496)	66,082

Total	$124,346	$540	$(1,984)	$122,902

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S Treasury and other U.S. government agencies	$10,031	$—	$(107)	$9,924
Obligations of states of the U.S. and political subdivisions	3,303	27	(4)	3,326
Mortgage-backed securities and collateralized mortgage obligations	476,541	286	(10,099)	466,728
Other securities	16,732	—	(765)	15,967

Total	$506,607	$313	$(10,975)	$495,945

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$58,288	$649	$(562)	$58,375
Mortgage-backed securities and collateralized mortgage obligations	64,765	9	(1,134)	63,640

Total	$123,053	$658	$(1,696)	$122,015

The contractual maturities of securities at March 31, 2006 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,362	$4,349	$5,786	$5,816
Due after one year through five years	7,116	6,994	28,176	28,394
Due after five years through ten years	1,042	1,055	22,806	22,610
Due after ten years	—	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	474,258	460,276	67,578	66,082
Other securities	16,422	15,698	—	—

Total	$503,200	$488,372	$124,346	$122,902

The following table summarizes the proceeds received and gross realized gains and losses on the sales of the available-for-sale securities (dollars in thousands):

	Three months ended March 31,
	2006	2005
Proceeds from sales and calls	$—	$35,443
Gross realized gains	—	138
Gross realized losses	—	(53)

Securities with unrealized losses segregated by length of impairment, were as follows (dollars in thousands):

	March 31, 2006
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S Treasury and other U.S. government agencies	$2,511	$(4)	$2,507	$7,509	$(137)	$7,372
Obligations of states of the U.S. and political subdivisions	741	(3)	738	20	—	20
Mortgage-backed securities and collateralized mortgage obligations	160,248	(2,891)	157,357	304,058	(11,259)	292,799
Other securities	7,901	(238)	7,663	8,346	(486)	7,860

Total	$171,401	$(3,136)	$168,265	$319,933	$(11,882)	$308,051

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$13,554	$(140)	$13,414	$12,418	$(348)	$12,070
Mortgage-backed securities and collateralized mortgage obligations	34,922	(522)	34,400	32,557	(974)	31,583

Total	$48,476	$(662)	$47,814	$44,975	$(1,322)	$43,653

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and the intent and ability of the Company to hold the security until recovery of the fair value. The average loss on securities in an unrealized loss position was 2.9% of the amortized cost basis at March 31, 2006. There were no securities in a loss position greater than 10% of the Company’s amortized cost basis at March 31, 2006. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2006.

The Company does not own any securities of any one issuer (other than U.S. government and its agencies) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at March 31, 2006.

Securities with carrying values totaling $396.3 million and fair values totaling $386.7 million were pledged to secure public deposits at March 31, 2006.

3.    LOANS

The loan portfolio classified by major type was as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Loans held for sale	$6,924	0.3%	$8,354	0.3%
Loans held for investment
Domestic
Commercial and industrial	751,993	27.2%	738,061	27.3%
Real estate:
Commercial	1,263,753	45.8%	1,221,610	45.3%
Construction	454,987	16.4%	438,454	16.2%
Residential mortgage	178,423	6.5%	190,701	7.1%
Consumer/other	70,673	2.6%	72,937	2.7%
Foreign
Commercial and industrial	29,080	1.1%	26,080	1.0%
Other loans	2,895	0.1%	3,165	0.1%

Total loans held for investment	2,751,804	99.7%	2,691,008	99.7%

Total loans	$2,758,728	100.0%	$2,699,362	100.0%

Loan maturities and rate sensitivity of the loans held for investment excluding residential mortgage and consumer loans, at March 31, 2006 are as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$602,371	$138,235	$11,387	$751,993
Real estate - commercial	723,048	412,183	128,522	1,263,753
Real estate - construction	370,882	71,565	12,540	454,987
Foreign loans	10,095	21,880	—	31,975

Total	$1,706,396	$643,863	$152,449	$2,502,708

Loans with a fixed interest rate	$174,413	$556,940	$126,784	$858,137
Loans with a floating interest rate	1,531,983	86,923	25,665	1,644,571

Total	$1,706,396	$643,863	$152,449	$2,502,708

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and San Antonio metropolitan areas. As of March 31, 2006, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

As of March 31, 2006 and December 31, 2005, loans from Sterling Bank outstanding to directors, officers and their affiliates were $7.1 million and $9.0 million, respectively. In the opinion of management, all transactions entered into between Sterling Bank and such related parties have been and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons. For the three months ended March 31, 2006, there were no principal additions while principal payments were $92 thousand. Insider loans were reduced by $1.8 million because a director with an insider loan was no longer serving on the board during the three months ended March 31, 2006.

The recorded investment in impaired loans was $20.5 million and $22.4 million, at March 31, 2006 and December 31, 2005, respectively. Such impaired loans required an allowance for loan losses of $3.4 million and $4.2 million, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2006 and 2005 was $23.2 million and $17.4 million, respectively. Interest income on impaired loans of $25 thousand was recognized for cash payments received for the three months ended March 31, 2005. No interest on impaired loans was received for the three months ended March 31, 2006.

Included in impaired loans are nonperforming loans of $19.2 million and $21.8 million at March 31, 2006 and December 31, 2005, respectively, which have been categorized by management as nonaccrual. Interest foregone on nonaccrual loans for the three months ended March 31, 2006 and 2005 was approximately $760 thousand and $537 thousand, respectively. The Company did not have any restructured loans as of March 31, 2006 or December 31, 2005.

When management doubts a borrower’s ability to meet payment obligations, typically when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $3.3 million and $162 thousand at March 31, 2006 and December 31, 2005, respectively.

4.    ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Allowance for loan losses at beginning of the period	$31,230	$29,406
Loans charged-off	2,146	2,365
Loan recoveries	(508)	(387)

Net loans charged-off	1,638	1,978
Provision for loan losses	1,524	3,332

Allowance for loan losses at end of the period	31,116	30,760

Reserve for losses on unfunded lending commitments at beginning of period	1,173	826
Provision for losses on unfunded lending commitments	(198)	8

Reserve for losses on unfunded lending commitments at end of period	975	834

Total allowance for credit losses	$32,091	$31,594

5.    GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2005, and the period ended March 31, 2006, were as follows (in thousands):

	Houston	San Antonio	Dallas	Total
Balance, January 1, 2005	$29,613	$27,205	$5,662	$62,480
Prestonwood Bancshares acquisition	—		22,546	22,546

Balance, December 31, 2005	29,613	27,205	28,208	85,026
Goodwill adjustment	—	—	—	—

Balance, March 31, 2006	$29,613	$27,205	$28,208	$85,026

The changes in the carrying amounts of core deposit intangibles for the year ended December 31, 2005, and the period ended March 31, 2006, were as follows (in thousands):

Core Deposit Intangibles
Balance, January 1, 2005	$1,839
Amortization expense	(521)
Prestonwood Bancshares acquisition	2,233

Balance, December 31, 2005	3,551
Amortization expense	(194)

Balance, March 31, 2006	$3,357

6.    STOCK-BASED COMPENSATION

The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock awards, restricted stock awards, stock appreciation rights or stock options for up to 2,150,000 shares of common stock. Certain share awards granted under previous shareholder-approved plans are still outstanding and unvested at March 31, 2006.

Options are granted to officers and employees at exercise prices determined by the Human Resources Programs Committee (“Committee”) of the Board of Directors. These options generally have exercise prices equal to the fair market value of the common stock at the date of grant, vest ratably over a four-year period and must be exercised within ten years from the date of grant. Restricted stock awards generally vest over four years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Stock Plan).

Total stock-based compensation expense that was charged against income for the three month period ended March 31, 2006 was $606 thousand. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $175 thousand for the three months ended March 31, 2006. There was no income tax benefit recognized in the income statement for the three month period ended March 31, 2005.

Cash received for exercises under all share-based payment arrangements during the three month periods ended March 31, 2006 and 2005 was $2.6 million and $1.4 million, respectively. The actual tax benefit realized for the tax deductions under all share-based payment arrangements totaled $386 thousand and $202 thousand, respectively, for the three month periods ended March 31, 2006 and 2005.

The Company issues new shares for exercises of all share-based payment arrangements.

Stock Options – The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The Black-Scholes-Merton formula assumes that option exercises occur at the end of an option’s contractual term, and that expected volatility, expected dividends, and risk-free interest rates are constant over the option’s term. The Black-Scholes-Merton formula is adjusted to take into account certain characteristics of employee share options and similar instruments that are not consistent with the model’s assumptions. Because of the nature of the formula, those adjustments take the form of weighted-average assumptions about those characteristics. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate of the option is based on the U.S. Treasury zero-coupon with a remaining term equal to the expected term used in the assumption model. The historical volatility is a measure of fluctuations in the Company’s share price.

	March 31,
	2006	2005
Expected term (years)	4.75	4.33
Risk-free interest rate	4.44%	4.08%
Historical volatility	30.15%	19.06%
Dividend yield	1.70%	1.69%

A summary of changes in outstanding stock options during the three months ended March 31, 2006 were as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Shares under option, beginning of period	1,314	$10.95
Shares granted	88	15.73
Shares forfeited or expired	(9)	13.17
Shares exercised	(218)	11.53

Shares under option, end of period	1,175	$10.93	5.15	$8,371

Shares exercisable, end of period	924	$9.98	3.87	$7,464

The weighted-average grant-date fair value of the options granted during three month periods ended March 31, 2006 and 2005 was $4.43 and $2.77, respectively. The total intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2005, was $1.3 million and $778 thousand, respectively.

Share Awards – A summary of the status of the Company’s nonvested share awards is presented below (shares in thousands):

	Three months ended March 31,
	2006		2005
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested share awards, beginning of period	106	$13.52	41	$13.53
Shares granted	43	16.36	15	14.28
Shares forfeited	(2)	14.18	—	—
Shares vested	(17)	16.34	(3)	14.27

Nonvested share awards, end of period	130	$14.06	53	$13.71

As of March 31, 2006, there was $1.3 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.49 years. The total fair value of shares vested during the three months ended March 31, 2006 was $299 thousand.

The Company grants certain executives and other key employees restricted stock awards whose vesting is contingent upon meeting various office, departmental and company-wide annual performance goals. The fair value of each share grant was estimated using the current public market price of the Company’s common stock on March 31, 2006 and assumes that performance goals will be achieved. If such goals are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed. There were 9,000 performance-based contingent grants outstanding at March 31, 2006 and December 31, 2005. There was no unrecognized compensation expense for these grants at March 31, 2006.

Effective January 1, 2006, the Company entered into an employment agreement with its chief executive officer (“Executive”). This agreement establishes, among other things, certain incentive compensation terms which include equity incentives under the 2003 Stock Plan. The Executive was awarded 125,000 Performance Restricted Shares Units (“PRSU”). The PRSUs will be earned subject to certain performance measures over a four year period. These performance measures include annual growth in earnings per share, average return on equity and an overall board evaluation. Based on these criteria, the Executive will earn a specific number of the eligible share units. In addition to the PRSUs, the Executive will earn up to 125,000 bonus shares subject to the same performance measures. The employment agreement also includes a severance and non-competition agreement. Under this agreement, upon termination of employment under the circumstances described in the agreement, the Executive would become vested in a specified number of bonus shares. The fair value of each PRSU and bonus share was estimated based on expected performance goals being attained and using the current public market price of the Company’s common stock at March 31, 2006. As of March 31, 2006, there was $2.1 million of total unrecognized compensation expense related to the PRSUs and bonus shares. This cost is expected to be recognized over a remaining period of 3.75 years. If performance measures are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed.

Stock purchase plan – The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 1.5 million shares of Company common stock may be issued under this plan subject to adjustment upon changes in capitalization. The Purchase Plan is a compensatory benefit plan to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan is subscribed through payroll deduction which may not exceed 10% of the eligible employee’s compensation. The purchase price for shares available under the Purchase Plan is 90% of the lower of the fair market value on either the first or last day of each quarter. Compensation expense associated with the Purchase Plan was determined using a Black-Scholes-Merton option pricing formula. Assumptions used in this formula were the same as disclosed above for incentive stock options except that an expected term of three months was used. During the three months ended March 31, 2006 and 2005, 6,005 shares and 5,444 shares, respectively were subscribed for through payroll deductions under the Purchase Plan.

7.    EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended March 31,
	2006	2005
Net income	$10,032	$7,758
Basic:
Weighted average shares outstanding	45,333	45,131
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	461	466

Total	45,794	45,597

Earnings per share:
Basic	$0.22	$0.17

Diluted	$0.22	$0.17

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 85,800 and 98,421 options outstanding for the three months ended March 31, 2006 and 2005, respectively, that were antidilutive.

8.    COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $1.1 million and $871 thousand for the three months ended March 31, 2006 and 2005. There have been no significant changes in future minimum lease payments by the Company since December 31, 2005. Refer to the 2005 Form 10-K for information regarding these commitments.

Litigation – The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements – The Company has entered into severance and non-competition agreements with its chief executive officer (discussed in Note 6) and certain other executive officers. Under the agreements with other executive officers, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20,000 in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	March 31, 2006	December 31, 2005
Commitments to extend credit	$893,400	$832,866
Standby letters of credit	106,782	53,252

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

Off-balance sheet arrangements also include an interest rate swap agreement and the Company’s Trust Preferred Securities. The interest rate swap agreement has a notional amount of $50.0 million in which the Company swapped the fixed rate to a floating rate. This swap is designated as a fair-value hedge that qualifies for the “short-cut” method of hedge accounting. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty. Refer to the 2005 Form 10-K for information regarding the Trust Preferred Securities.

10.    REGULATORY MATTERS

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of March 31, 2006 and December 31, 2005, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category. The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of March 31, 2006:
Total capital (to risk weighted assets)	$418,420	12.3%	$272,400	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	341,220	10.0%	136,200	4.0%	N/A	N/A
Tier 1 capital (to average assets)	341,220	9.3%	146,812	4.0%	N/A	N/A

As of December 31, 2005:
Total capital (to risk weighted assets)	$411,229	12.4%	$266,220	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	332,590	10.0%	133,110	4.0%	N/A	N/A
Tier 1 capital (to average assets)	332,590	9.1%	145,980	4.0%	N/A	N/A

STERLING BANK:
As of March 31, 2006:
Total capital (to risk weighted assets)	$411,936	12.1%	$271,942	8.0%	$339,928	10.0%
Tier 1 capital (to risk weighted assets)	334,736	9.8%	135,971	4.0%	203,957	6.0%
Tier 1 capital (to average assets)	334,736	9.1%	146,579	4.0%	183,223	5.0%

As of December 31, 2005:
Total capital (to risk weighted assets)	$406,444	12.2%	$265,767	8.0%	$332,209	10.0%
Tier 1 capital (to risk weighted assets)	327,804	9.9%	132,884	4.0%	199,326	6.0%
Tier 1 capital (to average assets)	327,804	9.0%	145,709	4.0%	182,137	5.0%

On January 1, 2004 the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At March 31, 2006 approximately $65.3 million of the $82.5 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at March 31, 2006.

Dividend restrictions – Dividends paid by Sterling Bank are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $140 million available for payment of dividends at March 31, 2006 by the Bank. At March 31, 2006, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $72 million by the Bank.

11.    SUBSEQUENT EVENT

On May 8, 2006, Sterling Bancshares Capital Trust III (the “Trust”), a subsidiary of the Company, redeemed all 1.2 million of its 9.20% Cumulative Trust Preferred Securities (Nasdaq: SBIBO) and all 35,567 of its 9.20%

Common Securities at a redemption price equal to the $25.00 liquidation amount of each security, plus all accrued and unpaid distributions per security to the Redemption Date.

The Trust took such action in connection with the concurrent prepayment by the Company of all of its $29.6 million 9.20% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) due March 21, 2031 which were held exclusively by the Trust. The Debentures were prepaid on the Redemption Date at a prepayment price equal to the principal outstanding amount of the Debentures plus accrued and unpaid interest to the Redemption Date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report, other periodic reports filed by us under the Exchange Act, and other written or oral statements made by or on behalf of the Company contain certain statements relating to future events and our future results which constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are typically identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.”

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

For additional discussion of such risks, uncertainties and assumptions, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

OVERVIEW

For more than 31 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to mid-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 40 banking offices in the greater metropolitan areas of Houston, San Antonio and Dallas, Texas. These cities are the 4th, 8th and 9th largest, respectively, in the United States based on population according to the U.S. Census Bureau. On September 30, 2005, the Company completed its acquisition of Dallas, Texas-based Prestonwood Bancshares, Inc. and its subsidiary, The Oaks Bank & Trust Company (The Oaks Bank). The results of operations for this acquisition were included in the Company’s financial results beginning in the fourth quarter of 2005.

We continue to see significant opportunities for growth in all three of the markets in which we operate. For 2006, we expect to generate loan growth in the low to mid-teen percentages and deposit growth in the mid to high single-digit percentages. We experienced very good deposit generation in the first quarter of 2006. Total deposits increased $122 million to $3.0 billion at March 31, 2006, up 4.3% over December 31, 2005. Total loans were up $312 million or 12.7% in the past twelve months.

On an annualized basis, we expect to have net charge-offs to average loans in the 30 to 40 basis point range, while reducing our nonperforming loan ratio over the long term. Net charge-offs for the first quarter of 2006 were 24 basis points annualized of average total loans.

We reported net income of $10.0 million for the first quarter ended March 31, 2006, a 29% increase compared to $7.8 million reported for the first quarter of 2005. First quarter earnings were $0.22 per diluted share, up from $0.17 per diluted share for the same quarter of 2005.

In the first quarter of 2006, we continued to invest in our Company’s future growth consistent with our strategic plan. As part of this strategy, during the first quarter of 2006 we added new technologies, new products for our customers and key banking professionals having broad banking and product knowledge.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of March 31, 2006.

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

These policies and the judgments, estimates and assumptions are described in greater detail in the Company’s 2005 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Organization and Summary of Significant Accounting and Reporting Policies.”

RECENT ACCOUNTING STANDARDS

Statement of Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”) established standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminated the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of grant. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 will be recognized over the remaining vesting period. The Company used the modified prospective application in implementing SFAS 123R. Beginning in 2006, the Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2006. Prior to 2006, the Company accounted for stock-based employee compensation using the intrinsic value-based method of accounting, as permitted. Under the intrinsic value-based method of accounting, no compensation expense was recognized for the Company’s incentive stock options or for the Company’s employee stock purchase plan. The adoption of this accounting standard resulted in additional stock-based compensation expense of $107 thousand for the three month period ended March 31, 2006 attributable to stock options and the Company’s employee stock purchase plan. There was no income tax benefit recorded for this additional stock-based compensation expense. The adoption of this accounting standard did not have a meaningful impact on earnings per share for the same time period.

In February 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Accounting Standards No. 155 (“SFAS 155”) Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. It establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. The primary objective of this Statement with respect to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, is to simplify accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. The primary objective of this Statement with respect to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity (QSPE) may hold. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued Statement of Accounting Standards No. 156 (“SFAS 156”) Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. It establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement is effective for fiscal years beginning after September 15, 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

SELECTED FINANCIAL DATA

	Three Months Ended March 31,		Year Ended December 31,
	2006	2005	2005
	(Dollars and shares in thousands, except for per share amounts)
INCOME STATEMENT DATA:
Net interest income	$40,692	$34,793	$150,230
Provision for credit losses	1,326	3,340	14,371
Noninterest income	6,490	6,777	26,959
Noninterest expense	30,958	26,916	110,646
Income before income taxes	14,898	11,314	52,172
Net income	10,032	7,758	36,222
BALANCE SHEET DATA (at period-end):
Total assets	$3,745,578	$3,445,389	$3,726,859
Total loans	2,758,728	2,447,037	2,699,362
Allowance for loan losses	31,116	30,760	31,230
Total securities	612,718	673,758	618,998
Trading assets	16,615	13,639	28,515
Total deposits	2,959,980	2,493,863	2,838,143
Short-term borrowings	280,875	476,315	392,850
Subordinated debt	45,110	46,027	46,238
Junior subordinated debt	82,475	82,475	82,475
Shareholders’ equity	340,281	314,908	334,472
COMMON SHARE DATA:
Earnings per share (1)
Basic	$0.22	$0.17	$0.80
Diluted	0.22	0.17	0.79
Shares used in computing earnings per common share
Basic	45,333	45,131	45,288
Diluted	45,794	45,597	45,761
End of period common shares outstanding	45,445	45,217	45,334
Book value per common share at period-end
Total	$7.49	$6.96	$7.38
Tangible	5.54	5.54	5.42
Cash dividends paid per common share	0.070	0.060	0.240
Common stock dividend payout ratio	31.58%	34.89%	30.00%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	11.96%	9.88%	11.07%
Return on average assets (2)	1.09%	0.93%	1.02%
Net interest margin	4.88%	4.59%	4.63%
Efficiency ratio	65.61%	65.75%	62.44%
Full-time equivalent employees	1,013	962	1,014
Number of banking offices	40	36	40
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	95.93%	96.25%	97.67%
Period-end shareholders’ equity to total assets	9.08%	9.14%	8.97%
Average shareholders’ equity to average assets	9.12%	9.41%	9.19%
Period-end tangible capital to total tangible assets	6.89%	7.41%	6.76%
Tier 1 capital to risk-weighted assets	10.02%	11.37%	9.99%
Total capital to risk-weighted assets	12.29%	14.00%	12.36%
Tier 1 leverage ratio (Tier 1 capital to average assets)	9.30%	10.09%	9.11%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.16%	1.29%	1.20%
Period-end allowance for loan losses to period-end loans	1.13%	1.26%	1.16%
Period-end allowance for loan losses to nonperforming loans	161.90%	172.23%	142.99%
Nonperforming assets to period-end loans and foreclosed assets	0.81%	0.78%	0.83%
Nonperforming loans to period-end loans	0.70%	0.73%	0.81%
Nonperforming assets to period-end assets	0.60%	0.55%	0.60%
Net charge-offs to average loans (2)	0.24%	0.34%	0.51%

(1)	The calculation of diluted EPS excludes 85,800 and 98,421 options for the three months ended March 31, 2006 and 2005 and 111,775 options for the year ended December 31, 2005, which were antidilutive.
(2)	Interim periods annualized

RESULTS OF OPERATIONS

Net Income – Net income was $10.0 million for the quarter ended March 31, 2006, a 29% increase compared to $7.8 million reported for the first quarter of 2005. Earnings were $0.22 per diluted share in 2006’s first quarter, up from $0.17 per diluted share for the first quarter of 2005.

Details of the changes in the various components of net income are discussed below.

Net Interest Income – Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and borrowings. Net interest income is our principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. In 2003, overnight interest rates were 1.00%. Beginning in June 2004, the Federal Reserve Board increased overnight interest rates by 375 basis points to 4.75% at March 31, 2006. Our net interest margin has continued to benefit from these gradual increases in short-term interest rates. In contrast, long-term interest rates, which are impacted by various forces including national and world-wide economies and political and monetary policies, have not increased by the same amount. At March 31, 2006, the market yield on 10-year U.S. Treasury notes was 4.86% compared with 4.50% at March 31, 2005. This has resulted in a general flattening of the interest rate yield curve. Since our balance sheet is asset sensitive, our interest-earning assets generally reprice more quickly than our interest-bearing liabilities. However, in the current interest rate environment, the benefit of the Company’s traditionally asset-sensitive position has been negatively impacted.

Net interest income was $40.7 million for the three month period ended March 31, 2006, an increase of $5.9 million or 17.0% compared to the same period in 2005. Our net interest margin was 4.88% and 4.59% for the three month periods ended March 31, 2006 and 2005, respectively. Overall, our net interest income and net interest margin were higher during the 2006 period, as compared with 2005 due in large part to higher deposit balances that were used to fund interest-earning asset growth and reduce short-term borrowings. The expansion of the net interest margin has been partially offset by a flatter interest rate yield curve and higher rates paid on borrowings and deposits. Changes in the mix of interest-earning assets and liabilities also influence our net interest income and net interest margin. Details of the changes of the various components of net interest income and net interest margin are discussed below.

Average interest-earning assets for the three month period ended March 31, 2006 increased $306.9 million or 10.0% compared to the same period in 2005. The average yield earned on interest-earning assets increased 99 basis points for the same time frame. The increase in interest earning assets was due primarily to an increase in average loans held for investment of $359.6 million or 15.2% for the three months ended March 31, 2006 over the comparable period in 2005. The increase in average loans held for investment and increases in short-term interest rates contributed to the $12.8 million increase in interest income on loans held for investment for this same time frame. The size of the loan portfolio during 2006 as a percentage of average interest-earning assets increased from 77% for the first three months of 2005 to 81% for the same period in 2006.

On average, the securities portfolio (including trading assets) was lower by $53.9 million or 7.8% for the three month period ended March 31, 2006 compared to the same period in 2005. Faced with a flat yield curve and a growing loan portfolio, we decreased the securities portfolio as a percentage of interest-earning assets through a combination of scheduled maturities, paydowns and sales of securities beginning in 2005. Interest income earned on the securities portfolio remained flat for the three month period ended March 31, 2006 compared to the same time period in 2005. The average yield earned on the securities portfolio increased 31 basis points during this time period, which offset the decrease in the average securities portfolio.

Average interest-bearing liabilities for the three month period ended March 31, 2006 increased $194.0 million or 8.9% compared to the same period in 2005. The average rate paid on interest-bearing liabilities increased 103 basis points for the same time frame. The increase in interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits and certificates of deposit of $39.6 million and $215.6 million, respectively for the three month period ended March 31, 2006 compared to the same period in 2005. The average rate paid on deposits increased 93 basis points for the same time period due primarily to increases in interest rates offered on deposit products. The increase in average deposit balances and rate paid resulted in additional interest expense of $5.1 million for the three month period ended March 31, 2006 compared to the same period in 2005.

Average short-term borrowings for the three month period ended March 31, 2006 decreased $60.1 million or 13.8% compared to the same period in 2005. This decrease in average short-term borrowings was due to increases in both average interest-bearing and noninterest-bearing deposits. The average rate paid on short-term borrowings increased 198 basis points for the same time frame resulting in an increase in interest expense of $1.5 million.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest yields/rates are included below. No tax equivalent adjustments were made (dollars in thousands).

	Three Months Ended March 31,
	(Dollars in thousands)
	2006			2005
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans held for sale (1)	$7,541	$159	8.55%	$8,150	$146	7.28%
Loans held for investment (1):
Taxable	2,727,432	50,577	7.52%	2,367,303	37,780	6.47%
Non-taxable	2,520	40	6.36%	3,086	65	8.55%
Securities:
Taxable	557,302	6,149	4.47%	597,949	6,155	4.17%
Non-taxable	60,747	587	3.92%	64,967	628	3.92%
Trading assets	18,770	300	6.48%	27,786	312	4.56%
Federal funds sold	4,040	42	4.21%	6,274	37	2.42%
Deposits in financial institutions	5,331	58	4.38%	1,220	9	3.05%

Total interest-earning assets	3,383,683	57,912	6.94%	3,076,735	45,132	5.95%

Noninterest-earning assets:
Cash and due from banks	113,040			102,316
Premises and equipment, net	40,879			39,905
Other assets	225,628			196,223
Allowance for loan losses	(31,204)			(30,499)

Total noninterest-earning assets	348,343			307,945

Total assets	$3,732,026			$3,384,680

Interest bearing liabilities:
Deposits:
Demand and savings	$1,048,948	$3,077	1.19%	$1,009,359	$1,774	0.71%
Certificates and other time	807,477	7,134	3.58%	591,830	3,372	2.31%
Short-term borrowings	377,349	4,162	4.47%	437,547	2,690	2.49%
Subordinated debt	46,021	1,055	9.30%	47,056	813	7.00%
Junior subordinated debt	82,475	1,792	8.81%	82,475	1,690	8.31%

Total interest-bearing liabilities	2,362,270	17,220	2.96%	2,168,267	10,339	1.93%
Noninterest-bearing sources:
Demand deposits	997,237			870,059
Other liabilities	32,339			27,996

Total noninterest-bearing liabilities	1,029,576			898,055
Shareholders’ equity	340,180			318,358

Total liabilities and shareholders’ equity	$3,732,026			$3,384,680

Net interest income & margin		$40,692	4.88%		$34,793	4.59%

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

Noninterest Income – Noninterest income for the three months ended March 31, 2006 and 2005, respectively, is summarized as follows (in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Customer service fees	$2,577	$2,992
Net gain (loss) on trading assets	(135)	109
Net gain on the sale of securities	—	85
Net gain on the sale of loans	305	257
Bank owned life insurance	678	710
Debit card income	465	416
Other	2,600	2,208

	$6,490	$6,777

Customer service fees for the three months ended March 31, 2006 decreased $415 thousand compared to the same period in 2005. This decrease was due in part to a higher earnings credit rate on certain commercial accounts, lower insufficient fund fees, and increased fee waivers due to increased competition for deposits.

Net losses on trading assets for the three months ended March 31, 2006 compared to the gains on trading assets for the same period in 2005 were attributable to a decrease in trading activity and the market conditions for these types of assets compared to the same period in 2005. Trading assets are carried at fair market value in our consolidated balance sheets.

Net gains on the sale of loans increased slightly for the three month period ended March 31, 2006 compared to the same period in 2005. The increase was due primarily to an increase in the volume of loan sales.

Other noninterest income increased $392 thousand for the three months ended March 31, 2006 compared to the same period in 2005. No single component of other noninterest income made up a significant portion of the change from the first quarter of 2005.

Noninterest Expense – Noninterest expense for the three months ended March 31, 2006 and 2005, respectively, is summarized as follows (in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Salaries and employee benefits	$18,675	$15,394
Occupancy expense	3,843	3,642
Technology	1,474	1,214
Professional fees	1,425	1,296
Postage, delivery and supplies	790	750
Marketing	384	645
Core deposit intangibles amortization	194	112
Net losses and carrying costs of other real estate and foreclosed property	19	56
Other	4,154	3,807

	$30,958	$26,916

Salaries and employee benefits for the three month period ended March 31, 2006 increased $3.3 million compared to the same period in 2005. The Company added 51 full-time equivalent employees during the same time period, principally related to new office additions and to support growth. During the first quarter of 2006, the Company added experienced key officers to further implement its growth strategy.

Increases in most categories of noninterest expense in the first quarter of 2006 as compared with 2005’s first quarter were attributable principally to the addition of four banking offices from the acquisition of The Oaks Bank on September 30, 2005. Professional fees increased $129 thousand for the three months ended March 31, 2006 compared to the same period in 2005. This increase was due primarily to an increase in consulting fees related to Sarbanes-Oxley compliance. Marketing expense decreased $261 thousand for the three month period ended March 31, 2006 compared to the same period of 2005. This decrease was due to additional marketing efforts during 2005 through television, print and radio advertising.

Other noninterest expense was $4.2 million for the three months ended March 31, 2006, up $347 thousand or 9.1% compared with the same period in 2005. This was primarily due to an increase in charitable contributions over the prior period.

Income Taxes – We provided $4.9 million for federal and state income taxes during the three month period ended March 31, 2006 and $3.6 million for the same period of 2005. The effective tax rate for the three month period in 2006 was approximately 33% and was approximately 31% for the same period in 2005.

FINANCIAL CONDITION

Loans Held for Investment – The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial and industrial	$751,993	27.3%	$738,061	27.4%
Real estate:
Commercial	1,263,753	45.9%	1,221,610	45.4%
Construction	454,987	16.5%	438,454	16.3%
Residential mortgage	178,423	6.5%	190,701	7.1%
Consumer/other	70,673	2.6%	72,937	2.7%
Foreign loans	31,975	1.2%	29,245	1.1%

Total loans held for investment	$2,751,804	100.0%	$2,691,008	100.0%

At March 31, 2006, loans held for investment were $2.8 billion, an increase of $60.8 million or 2.3% over loans held for investment at December 31, 2005. This increase was primarily due to internal loan growth. We have experienced good growth in the commercial and industrial, commercial real estate and construction lending portfolios during 2006.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual sales ranging from $300 thousand to $30 million. At March 31, 2006, commercial and industrial loans and commercial real estate loans were 27.3% and 45.9%, respectively of loans held for investment.

At March 31, 2006, loans held for investment were 93.0% of deposits and 73.5% of total assets. As of March 31, 2006, we had no material concentrations of loans.

Loans Held for Sale – Loans held for sale totaled were $6.9 million at March 31, 2006, as compared with $8.4 million at December 31, 2005. Loans held for sale includes the guaranteed portion of SBA loans originated by the Bank. Due to the timing of the sales of SBA loans to investors, the balance of loans in the held for sale category at any given time may vary.

Trading Assets – Trading assets decreased $11.9 million or 41.7% during the first quarter of 2006 compared to December 31, 2005. During 2006, we lowered our holdings of these assets in response to current market conditions.

Securities – The Company’s securities portfolio at March 31, 2006 totaled $612.7 million, as compared to $619.0 million at December 31, 2005, a decrease of $6.3 million or 1.0%. We have decreased the securities portfolio as a percentage of interest earning assets through a combination of scheduled maturities, paydowns and sales of securities.

Net unrealized losses on the available-for-sale securities were $14.8 million at March 31, 2006 as compared to $10.7 million at December 31, 2005. Net unrealized losses on our securities portfolio have been caused primarily by interest rate increases. We do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

Deposits – The following table summarizes the Company’s deposit portfolio by type (dollars in thousands):

	March 30, 2006		December 31, 2005
	Amount	%	Amount	%
Noninterest-bearing demand	$1,031,989	34.9%	$1,045,937	36.8%
Interest-bearing demand	1,083,486	36.6%	1,017,832	35.9%
Certificates and other time deposits
Jumbo	522,262	17.6%	467,672	16.5%
Regular	219,605	7.4%	216,585	7.6%
Brokered	102,638	3.5%	90,117	3.2%

Total deposits	$2,959,980	100.0%	$2,838,143	100.0%

Total deposits as of March 31, 2006 increased $121.8 million to $3.0 billion, up 4.3% compared to $2.8 billion at December 31, 2005. The deposit growth we experienced during the first three months of 2006 was driven primarily by interest-bearing and time deposits. The percentage of noninterest-bearing deposits to total deposits as of March 31, 2006 was 34.9%.

Short-term borrowings – As of March 31, 2006, we had $280.9 million in short-term borrowings compared to $392.9 million at December 31, 2005, a decrease of $112.0 million or 28.5%. The Company’s primary source of short-term borrowings is the Federal Home Loan Bank. At March 31, 2006, borrowings under FHLB advances totaled $253 million and had maturities less than 30 days. The average interest rate on these borrowings was 4.68% at March 31, 2006. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

ASSET QUALITY

Risk Elements – Our nonperforming and past-due loans are substantially collateralized by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for loan losses. On an ongoing basis we receive updated appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses.

Nonperforming assets and potential problem loans consisted of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
Nonperforming and nonaccrual loans	$19,220	$21,841
Real estate acquired by foreclosure	2,726	460
Other repossessed assets	418	137

Total nonperforming assets	$22,364	$22,438

Potential problem loans	$47,517	$58,011

Accruing loans past due 90 days or more	$3,254	$162

Period-end allowance for loan losses to nonperforming loans	161.90%	142.99%
Nonperforming loans to period-end loans	0.70%	0.81%
Nonperforming assets to period-end assets	0.60%	0.60%
Nonperforming assets to period-end loans and foreclosed assets	0.81%	0.83%

Nonperforming assets were $22.4 million at March 31, 2006, a slight decrease from December 31, 2005. Accruing loans past due 90 days or more at March 31, 2006 totaled $3.3 million. Much of this increase in accruing loans past due 90 days can be attributed to two problem relationships totaling $3.1 million which are government guaranteed. We do not expect to incur any significant losses from these credits.

Allowance for Credit Losses – The allowance for credit losses and the related provision for credit losses are determined based on the historical credit loss experience, changes in the loan portfolio, including size, mix and risk of the individual loans, and current economic conditions. We monitor economic conditions in our local market areas and the probable impact on borrowers, on past-due amounts, on related collateral values, on the number and size of the non-performing loans and on the resulting amount of charges-offs for the period.

The provision for credit losses for the three months ended March 31, 2006 was $1.3 million and as compared to $3.3 million for the same period in 2005. The lower provision for credit losses during three months ended March 31, 2006 was due to a favorable improvement in net charge-offs for this same time period.

Net charge-offs were $1.6 million or 0.24% (annualized) of average loans for the three months ended March 31, 2006. Net charge-offs decreased $340 thousand for the three months ended March 31, 2006 compared to the same period in 2005.

The allowance for loan losses at March 31, 2006 was $31.1 million and represented 1.13% of total loans. The allowance for loan losses at March 31, 2006 was 161.9% of nonperforming loans, up from 142.99% at December 31, 2005, principally because of improvements in asset quality. The reserve for unfunded lending commitments was $975 thousand at March 31, 2005 as compared with $1.2 million at December 31, 2005.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Allowance for loan losses at beginning of period	$31,230	$29,406
Charge-offs:
Commercial, financial, and industrial	1,028	1,339
Real estate, mortgage and construction	1,005	511
Consumer	113	515

Total charge-offs	2,146	2,365

Recoveries
Commercial, financial, and industrial	385	313
Real estate, mortgage and construction	3	5
Consumer	120	69

Total recoveries	508	387

Net charge-offs	1,638	1,978
Provision for loan losses	1,524	3,332

Allowance for loan losses at end of period	31,116	30,760

Reserve for losses on unfunded loan commitments at beginning of period	1,173	826
Provision for losses on unfunded loan commitments	(198)	8

Reserve for losses on unfunded loan commitments at end of period	975	834

Total allowance for credit losses	$32,091	$31,594

Period-end allowance for credit losses to period-end loans	1.16%	1.29%
Period-end allowance for loan losses to period-end loans	1.13%	1.26%
Period-end allowance for loan losses to nonperforming loans	161.90%	172.23%
Nonperforming assets to period-end loans and foreclosed assets	0.81%	0.78%
Nonperforming loans to period-end loans	0.70%	0.73%
Nonperforming assets to period-end assets	0.60%	0.55%
Net charge-offs to average loans (annualized)	0.24%	0.34%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of March 31, 2006 and December 31, 2005:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
March 31, 2006
+200	7.93%
+100	4.05%
Base	0.00%
-100	-4.46%
-200	-11.79%

December 31, 2005
+200	6.59%
+100	3.45%
Base	0.00%
-100	-3.43%
-200	-10.68%

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

CAPITAL AND LIQUIDITY

Capital – At March 31, 2006, shareholders’ equity totaled $340.3 million or 9.08% of total assets, as compared to $334.5 million or 8.97% of total assets at December 31, 2005. Our risk-based capital ratios together with the minimum capital amounts and ratios at March 31, 2006 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$418,420	12.3%	$272,400	8.0%
Tier 1 capital (to risk weighted assets)	341,220	10.0%	136,200	4.0%
Tier 1 capital (to average assets)	341,220	9.3%	146,812	4.0%

See Note 10 to our Consolidated Financial Statements for further discussion of regulatory capital requirements.

Liquidity – The objectives of our liquidity management is to maintain our ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate on an ongoing basis. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. In recent years, our liquidity needs have primarily been met by growth in core deposits. In addition to core deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing securities and loan portfolios. The Bank also accepts brokered certificates of deposit. For more information regarding liquidity, please refer to our 2005 Annual Report on Form 10-K.

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. Under these provisions, there was an aggregate of approximately $140 million available for payment of dividends at March 31, 2006, by the Bank. At March 31, 2006, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $72 million. It is not anticipated that such restrictions will have an impact on the ability of Sterling Bancshares to meet its ongoing cash obligations. As of March 31, 2006, we did not have any material commitments for capital expenditures.

On May 8, 2006, Sterling Bancshares prepaid all of its $29.6 million 9.20% Junior Subordinated Deferrable Interest Debentures. See Item 5 below. The payment of these Debentures was funded by a dividend from the Bank.

On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2,500,000 shares of common stock, not to exceed 500,000 shares in any calendar year. The Company may repurchase shares of its common stock from time to time in the open market or through privately negotiated transactions. The table below lists the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31 2006:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Shares That May Yet Be Purchased Under the Plans
January 1, 2006 to January 31, 2006	125,000	$15.93	250,000	2,250,000

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk we face since December 31, 2005. For information regarding the market risk of our financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity.” Our principal market risk exposure is to interest rates.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation was made by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.    RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I- Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.    OTHER INFORMATION.

On May 8, 2006, Sterling Bancshares Capital Trust III (the “Trust”), a subsidiary of the Company, redeemed all 1.2 million of its 9.20% Cumulative Trust Preferred Securities (Nasdaq: SBIBO) and all 35,567 of its 9.20% Common Securities at a redemption price equal to the $25.00 liquidation amount of each security, plus all accrued and unpaid distributions per security to the Redemption Date.

The Trust is taking such action in connection with the concurrent prepayment by the Company of all of its $29.6 million 9.20% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) due March 21, 2031 which were held exclusively by the Trust. The Debentures were prepaid on the Redemption Date at a prepayment price equal to the principal outstanding amount of the Debentures plus accrued and unpaid interest to the Redemption Date.

ITEM 6.    EXHIBITS.

11	—	Statement Regarding Computation of Earnings Per Share (included as Note (7) to Consolidated Financial Statements on page 14 of this Quarterly Report on Form 10-Q).

*31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1	—	Section 1350 Certification of the Chief Executive Officer.

**32.2	—	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: May 8, 2006	By:	/S/ J. DOWNEY BRIDGWATER
J. Downey Bridgwater President and Chief Executive Officer (Principal executive officer)

Date: May 8, 2006	By:	/S/ STEPHEN C. RAFFAELE
Stephen C. Raffaele Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit		Description

11	—	Statement Regarding Computation of Earnings Per Share (included as Note (6) to Consolidated Financial Statements on page 12 of this Quarterly Report on Form 10-Q).

*31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, President and Chief Executive Officer.

*31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1	—	Section 1350 Certification of the Chief Executive Officer.

**32.2	—	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.