Form 10-Q
period 2006-06-30
STERLING BANCSHARES INC
filed 2006-08-07
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
[Common Stock, $1.00 par value per share]	45,787,901 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$106,531	$147,154
Interest-bearing deposits in financial institutions	99	99
Trading assets	—	28,515
Available-for-sale securities, at fair value	455,122	495,945
Held-to-maturity securities, at amortized cost	120,153	123,053
Loans held for sale	24,215	8,354
Loans held for investment	2,856,661	2,691,008

Total loans	2,880,876	2,699,362
Allowance for loan losses	(31,882)	(31,230)

Loans, net	2,848,994	2,668,132

Premises and equipment, net	37,169	41,407
Real estate acquired by foreclosure	1,171	460
Goodwill	85,026	85,026
Core deposit intangibles, net	3,162	3,551
Accrued interest receivable	15,002	15,358
Other assets	117,491	118,159

TOTAL ASSETS	$3,789,920	$3,726,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,033,743	$1,045,937
Interest-bearing demand	1,032,465	1,017,832
Certificates and other time deposits	918,167	774,374

Total deposits	2,984,375	2,838,143
Short-term borrowings	330,700	392,850
Subordinated debt	44,358	46,238
Junior subordinated debt	52,836	82,475
Accrued interest payable and other liabilities	33,637	32,681

Total liabilities	3,445,906	3,392,387

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 45,785,694 and 45,458,500 issued and 45,410,694 and 45,333,500 outstanding at June 30, 2006 and December 31, 2005, respectively	45,786	45,458
Capital surplus	63,567	58,757
Retained earnings	254,125	239,171
Treasury stock	(6,111)	(1,984)
Accumulated other comprehensive loss, net of tax	(13,353)	(6,930)

Total shareholders’ equity	344,014	334,472

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,789,920	$3,726,859

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$55,265	$41,933	$106,041	$79,924
Securities:
Taxable	6,011	6,345	12,160	12,500
Non-taxable	564	612	1,151	1,240
Trading assets	270	322	570	634
Federal funds sold	43	122	85	159
Deposits in financial institutions	32	6	90	15

Total interest income	62,185	49,340	120,097	94,472

Interest expense:
Demand and savings deposits	3,883	1,853	6,960	3,627
Certificates and other time deposits	8,542	4,669	15,676	8,041
Short-term borrowings	4,413	3,669	8,575	6,359
Subordinated debt	1,125	882	2,180	1,695
Junior subordinated debt	1,409	1,722	3,201	3,412

Total interest expense	19,372	12,795	36,592	23,134

Net interest income	42,813	36,545	83,505	71,338
Provision for credit losses	1,837	3,221	3,163	6,561

Net interest income after provision for credit losses	40,976	33,324	80,342	64,777

Noninterest income:
Customer service fees	3,061	2,888	5,638	5,880
Net gain (loss) on trading assets	(167)	(11)	(302)	98
Net gain (loss) on the sale of securities	—	(31)	—	54
Net gain on the sale of loans	205	417	510	674
Other	5,920	3,266	9,663	6,600

Total noninterest income	9,019	6,529	15,509	13,306

Noninterest expense:
Salaries and employee benefits	18,822	15,278	37,497	30,672
Occupancy expense	4,061	3,909	7,904	7,551
Technology	1,615	1,381	3,089	2,595
Professional fees	1,473	1,630	2,898	2,926
Postage, delivery and supplies	903	778	1,693	1,528
Marketing	709	617	1,093	1,262
Core deposit intangibles amortization	194	102	389	214
Other	5,416	3,779	9,588	7,642

Total noninterest expense	33,193	27,474	64,151	54,390

Income before income taxes	16,802	12,379	31,700	23,693
Provision for income taxes	5,533	3,863	10,399	7,419

Net Income	$11,269	$8,516	$21,301	$16,274

Earnings per share:
Basic	$0.25	$0.19	$0.47	$0.36

Diluted	$0.25	$0.19	$0.46	$0.36

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2005	—	$—	45,068	$45,068	$54,522	$213,814	—	$—	$(232)	$313,172
Comprehensive income:
Net income						16,274				16,274
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($698)									(1,298)	(1,298)
Less: Reclassification adjustment for gains included in net income, net of taxes of ($19)									(35)	(35)

Total comprehensive income										14,941

Issuance of common stock			215	215	2,451					2,666
Cash dividends paid						(5,421)				(5,421)

BALANCE AT JUNE 30, 2005	—	$—	45,283	$45,283	$56,973	$224,667	—	$—	$(1,565)	$325,358

BALANCE AT JANUARY 1, 2006	—	$—	45,458	$45,458	$58,757	$239,171	125	$(1,984)	$(6,930)	$334,472
Comprehensive income:
Net income						21,301				21,301
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($3,458)									(6,423)	(6,423)

Total comprehensive income										14,878

Issuance of common stock			328	328	4,810					5,138
Repurchase of common stock			—	—			250	(4,127)		(4,127)
Cash dividends paid						(6,347)				(6,347)

BALANCE AT JUNE 30, 2006	—	$—	45,786	$45,786	$63,567	$254,125	375	$(6,111)	$(13,353)	$344,014

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,301	$16,274
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,231	1,555
Net gain on the sale of securities	—	(54)
Net gain on the sale of premises and equipment	(1,122)	(36)
Net loss (gain) on trading assets	302	(98)
Net gain on sale of loans	(510)	(674)
Provision for credit losses	3,163	6,561
Writedowns, less gains on sale, of real estate acquired by foreclosure	(278)	(29)
Depreciation and amortization	4,161	3,881
Proceeds from sales of trading assets	29,152	92,562
Purchases of trading assets	(1,375)	(95,667)
Proceeds from principal paydowns of trading securities	203	20,801
Stock-based compensation expense (net of tax benefit recognized)	882	—
Excess tax benefits from share-based payment arrangements	(470)	—
Net increase in loans held for sale	(3,296)	(1,640)
Net decrease (increase) in accrued interest receivable and other assets	2,917	(3,324)
Net increase (decrease) in accrued interest payable and other liabilities	237	(1,935)

Net cash provided by operating activities	56,498	38,177
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	8,494	11,577
Proceeds from the sale of available-for-sale securities	—	44,257
Proceeds from maturities or calls and paydowns of available-for-sale securities	53,996	69,018
Purchases of available-for-sale securities	(23,976)	(146,022)
Purchases of held-to-maturity securities	(5,671)	(14,916)
Net increase in loans held for investment	(183,366)	(241,083)
Proceeds from sale of real estate acquired by foreclosure	2,386	984
Proceeds from sale of land held for sale	1,570	—
Net increase in interest-bearing deposits in financial institutions	—	396
Proceeds from sale of premises and equipment	3,926	248
Purchase of premises and equipment	(2,339)	(2,004)

Net cash used in investing activities	(144,980)	(277,545)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	146,232	161,213
Net (decrease) increase in short-term borrowings	(62,150)	83,150
Redemption of junior subordinated debt	(29,639)	—
Proceeds from issuance of common stock	3,420	2,666
Repurchase of common stock	(4,127)	—
Excess tax benefits from share-based payment arrangements	470	—
Dividends paid	(6,347)	(5,421)

Net cash provided by financing activities	47,859	241,608
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,623)	2,240
CASH AND CASH EQUIVALENTS:
Beginning of period	147,154	88,439

End of period	$106,531	$90,679

Supplemental information:
Income taxes paid	$11,784	$7,600
Interest paid	34,737	21,595
Noncash investing and financing activities—
Acquisitions of real estate through foreclosure of collateral	2,819	891
Transfer of loans from held for investment to loans held for sale	12,100	—

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

Recent Accounting Standards

Statement of Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”) established standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company used the modified prospective application in implementing SFAS 123R. Beginning in 2006, the Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2006. Prior to 2006, the Company accounted for stock-based employee compensation using the intrinsic value-based method of accounting, as permitted. Under the intrinsic value-based method of accounting, no compensation expense was recognized for the Company’s incentive stock options or for the Company’s employee stock purchase plan. The adoption of this accounting standard resulted in additional stock-based compensation expense of $97 thousand and $204 thousand for the three and six-month periods ended June 30, 2006, respectively, attributable to stock options and the Company’s employee stock purchase plan. There was no income tax benefit recorded for this additional stock-based compensation expense. The adoption of this accounting standard did not have a meaningful impact on earnings per share for the same time periods.

The pro-forma net income and earnings per share information for the three and six-month periods ended June 30, 2005 presented below was determined as if we had accounted for our employee stock-based compensation under the fair value method (dollars in thousands except for per share amounts).

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$8,516	$16,274
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	241	241
Less: Total stock-based employee compensation expense determined under the fair-value based method, net of related taxes	(374)	(514)

Pro-forma net income	$8,383	$16,001

Earnings per share:
Basic—as reported	$0.19	$0.36

Basic—pro-forma	$0.19	$0.35

Diluted—as reported	$0.19	$0.36

Diluted—pro-forma	$0.18	$0.35

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (“FAS 109”), Accounting for Income Taxes. FIN 48 clarifies the application of FAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

2.    SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$9,011	$—	$(154)	$8,857
Obligations of states of the U.S. and political subdivisions	2,433	11	(4)	2,440
Mortgage-backed securities and collateralized mortgage obligations	447,843	119	(18,727)	429,235
Other securities	16,378	—	(1,788)	14,590

Total	$475,665	$130	$(20,673)	$455,122

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$55,410	$373	$(855)	$54,928
Mortgage-backed securities and collateralized mortgage obligations	64,743	—	(2,173)	62,570

Total	$120,153	$373	$(3,028)	$117,498

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$10,031	$—	$(107)	$9,924
Obligations of states of the U.S. and political subdivisions	3,303	27	(4)	3,326
Mortgage-backed securities and collateralized mortgage obligations	476,541	286	(10,099)	466,728
Other securities	16,732	—	(765)	15,967

Total	$506,607	$313	$(10,975)	$495,945

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$58,288	$649	$(562)	$58,375
Mortgage-backed securities and collateralized mortgage obligations	64,765	9	(1,134)	63,640

Total	$123,053	$658	$(1,696)	$122,015

The contractual maturities of securities at June 30, 2006 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,797	$3,779	$5,655	$5,679
Due after one year through five years	6,980	6,850	27,680	27,678
Due after five years through ten years	667	668	22,075	21,571
Due after ten years	—	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	447,843	429,235	64,743	62,570
Other securities	16,378	14,590	—	—

Total	$475,665	$455,122	$120,153	$117,498

The following table summarizes the proceeds received and gross realized gains and losses on the sales of the available-for-sale securities (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Proceeds from sales and calls	$—	$8,814	$—	$44,257
Gross realized gains	—	5	—	143
Gross realized losses	—	(36)	—	(89)

Securities with unrealized losses segregated by length of impairment, were as follows (dollars in thousands):

	June 30, 2006
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$1,504	$(3)	$1,501	$7,507	$(151)	$7,356
Obligations of states of the U.S. and political subdivisions	848	(4)	844	20	—	20
Mortgage-backed securities and collateralized mortgage obligations	103,433	(2,705)	100,728	339,863	(16,022)	323,841
Other securities	7,764	(1,192)	6,572	8,439	(596)	7,843

Total	$113,549	$(3,904)	$109,645	$355,829	$(16,769)	$339,060

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$11,917	$(164)	$11,753	$18,939	$(691)	$18,248
Mortgage-backed securities and collateralized mortgage obligations	23,852	(763)	23,089	40,891	(1,410)	$39,481

Total	$35,769	$(927)	$34,842	$59,830	$(2,101)	$57,729

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and the intent and ability of the Company to hold the security until recovery of the fair value. The average loss on securities in an unrealized loss position was 4.2% of the amortized cost basis at June 30, 2006. Other securities in an unrealized loss position of less than 12 months were in a loss position of approximately 15% of the Company’s amortized cost basis. These investments have declined in value over the last nine months due to increases in interest rates. There are no remaining securities in the Company’s securities portfolio in a loss position greater than 10% of the Company’s amortized cost basis at June 30, 2006. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2006.

The Company does not own any securities of any one issuer (other than U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at June 30, 2006.

Securities with carrying values totaling $375.0 million and fair values totaling $361.6 million were pledged to secure public deposits at June 30, 2006.

3.    LOANS

The loan portfolio classified by major type was as follows (dollars in thousands):

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
Loans held for sale	$24,215	0.8%	$8,354	0.3%
Loans held for investment
Domestic
Commercial and industrial	784,856	27.2%	738,061	27.3%
Real estate:
Commercial	1,281,615	44.5%	1,221,610	45.3%
Construction	520,024	18.1%	438,454	16.2%
Residential mortgage	171,581	6.0%	190,701	7.1%
Consumer/other	71,867	2.5%	72,937	2.7%
Foreign
Commercial and industrial	23,895	0.8%	26,080	1.0%
Other loans	2,823	0.1%	3,165	0.1%

Total loans held for investment	2,856,661	99.2%	2,691,008	99.7%

Total loans	$2,880,876	100.0%	$2,699,362	100.0%

Loan maturities and rate sensitivity of the loans held for investment excluding residential mortgage and consumer loans, at June 30, 2006 are as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$607,769	$158,030	$19,057	$784,856
Real estate—commercial	669,328	462,004	150,283	1,281,615
Real estate—construction	402,977	84,690	32,357	520,024
Foreign loans	25,285	1,433	—	26,718

Total	$1,705,359	$706,157	$201,697	$2,613,213

Loans with a fixed interest rate	$182,170	$600,455	$172,915	$955,540
Loans with a floating interest rate	1,523,189	105,702	28,782	1,657,673

Total	$1,705,359	$706,157	$201,697	$2,613,213

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and San Antonio metropolitan areas. As of June 30, 2006, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

As of June 30, 2006 and December 31, 2005, loans from Sterling Bank outstanding to directors, officers and their affiliates were $6.9 million and $9.0 million, respectively. In the opinion of management, all transactions entered into between Sterling Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons. For the six months ended June 30, 2006, there were no principal additions while principal payments were $114.0 thousand. Insider loans were reduced by $2.0 million as two directors with insider loans were no longer serving on the board as of June 30, 2006 as compared to December 31, 2005.

The recorded investment in impaired loans was $12.4 million and $22.4 million at June 30, 2006 and December 31, 2005, respectively. Such impaired loans required an allowance for loan losses of $3.2 million and $4.2 million, respectively. The average recorded investment in impaired loans for the three and six months ended June 30, 2006 was $15.6 million and $19.2 million, respectively, and for the three and six months ended June 30, 2005 was $19.1 million and $21.1 million, respectively. Interest income on impaired loans of $39 thousand and $64 thousand was recognized for the three and six months ended June 30, 2005, respectively. No interest on impaired loans was received for the three and six months ended June 30, 2006.

Included in impaired loans are nonperforming loans of $12.4 million and $21.8 million at June 30, 2006 and December 31, 2005, respectively, which have been categorized by management as nonaccrual loans. Interest foregone on nonaccrual loans for the six months ended June 30, 2006 and 2005 was approximately $899 thousand and $880 thousand, respectively. The Company did not have any restructured loans as of June 30, 2006 or December 31, 2005.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $543 thousand and $162 thousand at June 30, 2006 and December 31, 2005, respectively.

4.    ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Allowance for loan losses at beginning of the period	$31,116	$30,760	$31,230	$29,406
Loans charged-off	2,085	3,269	4,231	5,634
Loan recoveries	(929)	(1,409)	(1,437)	(1,796)

Net loans charged-off	1,156	1,860	2,794	3,838
Provision for loan losses	1,922	3,309	3,446	6,641

Allowance for loan losses at end of the period	31,882	32,209	31,882	32,209

Reserve for losses on unfunded loan commitments at beginning of period	975	834	1,173	826
Provision for losses on unfunded loan commitments	(85)	(88)	(283)	(80)

Reserve for unfunded loan commitments at end of period	890	746	890	746

Total allowance for credit losses	$32,772	$32,955	$32,772	$32,955

5.     GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2005, and the period ended June 30, 2006, were as follows (in thousands):

	Houston	San Antonio	Dallas	Total
Balance, January 1, 2005	$29,613	$27,205	$5,662	$62,480
Prestonwood Bancshares acquisition	—		22,546	22,546

Balance, December 31, 2005	29,613	27,205	28,208	85,026
Goodwill adjustment	—	—	—	—

Balance, June 30, 2006	$29,613	$27,205	$28,208	$85,026

The changes in the carrying amounts of core deposit intangibles for the year ended December 31, 2005, and the period ended June 30, 2006, were as follows (in thousands):

Core Deposit Intangibles
Balance, January 1, 2005	$1,839
Amortization expense	(521)
Prestonwood Bancshares acquisition	2,233

Balance, December 31, 2005	3,551
Amortization expense	(389)

Balance, June 30, 2006	$3,162

6.    JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of June 30, 2006, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Junior Subordinated Debt Owed To Trusts	Final Maturity Date
Statutory Trust One	August 30, 2002	$20,000	3-month LIBOR plus 3.45%	$20,619	August 30, 2032

Capital Trust III	September 26, 2002	31,250	8.30% Fixed	32,217	September 26, 2032

Total		$51,250		$52,836

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

The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. Until August 30, 2007, there is a ceiling on the three-month LIBOR of 8.50% resulting in a ceiling on the floating rate of 11.95% during this period. As of June 30, 2006, the floating rate on these securities was 8.43% as compared to 7.47% at December 31, 2005.

During the second quarter of 2006, Sterling Bancshares Capital Trust II (the “Trust”), a subsidiary of the Company, redeemed all 1.2 million of its 9.20% Cumulative Trust Preferred Securities (Nasdaq: SBIBO) and all 35,567 of its 9.20% Common Securities at a redemption price equal to the $25.00 liquidation amount of each security, plus all accrued and unpaid distributions per security to the Redemption Date.

The Trust took such action in connection with the concurrent prepayment by the Company of all of its $29.6 million 9.20% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) due March 21, 2031 which were held exclusively by the Trust. The Debentures were prepaid on the Redemption Date at a prepayment price equal to the principal outstanding amount of the Debentures plus accrued and unpaid interest to the Redemption Date. During the second quarter of 2006, the Company wrote off the remaining unamortized debt issuance costs associated with these Debentures totaling $1.3 million.

7.    STOCK-BASED COMPENSATION

The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock units, restricted stock unit awards, phantom stock awards, stock appreciation rights or stock options for up to 2,150,000 shares of common stock. Certain share awards granted under previous shareholder-approved plans are still outstanding and unvested at June 30, 2006.

Options are granted to officers and employees at exercise prices determined by the Human Resources Programs Committee (“Committee”) of the Board of Directors. These options generally have exercise prices equal to the fair market value of the common stock at the date of grant, vest ratably over a four-year period and must be exercised within ten years from the date of grant. Restricted stock unit awards generally vest over four years. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Stock Plan).

Total stock-based compensation expense that was charged against income for the three and six-month periods ended June 30, 2006 was $643 thousand and $1.2 million, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $191 thousand and $366 thousand for the three and six months ended June 30, 2006. There was no income tax benefit recognized in the income statement for the three month period ended June 30, 2005. Income tax benefit of $130 thousand was recognized for the six-month period ended June 30, 2005.

Cash received for exercises under all share-based payment arrangements during the three and six-month periods ended June 30, 2006 was $848 thousand and $3.4 million, respectively, and for the three and six-month periods ended June 30, 2005 was $386 thousand and $1.6 million, respectively. The actual tax benefit realized for the tax deductions under all share-based payment arrangements totaled $84 thousand and $470 thousand, respectively, for the three and six-month periods ended June 30, 2006 and $81 thousand and $354 thousand, respectively, for the three and six-month periods ended June 30, 2005.

The Company issues new shares upon the exercise of all share-based payment arrangements.

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

	Six Months Ended June 30,
	2006	2005
Expected term (years)	4.76	4.62
Risk-free interest rate	4.79%	3.89%
Historical volatility	30.09%	20.97%
Dividend yield	1.66%	1.62%

A summary of changes in outstanding stock options during the six months ended June 30, 2006 were as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Shares under option, beginning of period	1,314	$10.95
Shares granted	147	17.10
Shares forfeited or expired	(36)	14.02
Shares exercised	(275)	11.04

Shares under option, end of period	1,150	$11.19	5.16	$8,697

Shares exercisable, end of period	900	$10.07	3.93	$7,807

The weighted-average grant-date fair value of the options granted during the six-month period ended June 30, 2006 was $4.94, compared to $2.75 for the same time period in 2005. The total intrinsic value of options exercised during the six-month period ended June 30, 2006 was $1.7 million compared to $1.1 million for the comparable time period in 2005.

Share Awards – A summary of the status of the Company’s nonvested share awards is presented below (shares in thousands):

	Six months ended June 30,
	2006		2005
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested share awards, beginning of period	106	$14.33	41	$13.53
Shares granted	83	16.95	40	13.99
Shares forfeited	(9)	14.42	(3)	13.59
Shares vested	(33)	16.16	(10)	16.29

Nonvested share awards, end of period	147	$15.39	68	$13.42

As of June 30, 2006, there was $1.7 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.51 years. The total fair value of shares vested during the six months ended June 30, 2006 was $537 thousand.

The Company grants certain executives and other key employees restricted stock unit awards whose vesting is contingent upon meeting various office, departmental and company-wide annual performance goals. The fair value of each grant was estimated using the current public market price of the Company’s common stock on June 30, 2006 and assumes that performance goals will be achieved. If such goals are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed. There were 8,000 performance-based contingent grants outstanding at June 30, 2006. There was no unrecognized compensation expense for these grants at June 30, 2006.

Effective January 1, 2006, the Company entered into an employment agreement with its chief executive officer (“Executive”). This agreement establishes, among other things, certain incentive compensation terms which include equity incentives under the 2003 Stock Plan. The Executive was awarded 125,000 Performance Restricted Share Units (“PRSU”). The PRSUs will be earned subject to certain performance measures over a four year period. These performance measures include annual growth in earnings per share, average return on equity and an overall board evaluation. Based on these criteria, the Executive will earn a specific number of the eligible share units. In addition to the PRSUs, the Executive will earn up to 125,000 bonus shares subject to the same performance measures. The employment agreement also includes a severance and non-competition agreement. Under this agreement, upon termination of employment under the circumstances described in the agreement, the Executive would become vested in a specified number of bonus shares. The fair value of each PRSU and bonus share was estimated based on expected performance goals being attained and using the current public market price of the Company’s common stock at June 30, 2006. As of June 30, 2006, there was $2.4 million of total unrecognized compensation expense related to the PRSUs and bonus shares. This cost is expected to be recognized over a remaining period of 3.5 years. If performance measures are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed.

Stock purchase plan – The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 1.5 million shares of Company common stock may be issued under this plan subject to adjustment upon changes in capitalization. The Purchase Plan is a compensatory benefit plan to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan is subscribed through payroll deduction which may not exceed 10% of the eligible employee’s compensation. The purchase price for shares available under the Purchase Plan is 90% of the lower of the fair market value on either the first or last day of each quarter. Compensation expense associated with the Purchase Plan was determined using a Black-Scholes-Merton option pricing formula. Assumptions used in this formula were the same as disclosed above for incentive stock options except that an expected term of three months was used. During the three and six months ended June 30, 2006, 5,948 shares and 11,953 shares, respectively, were subscribed for through payroll deductions under the Purchase Plan compared to 5,165 and 10,609 shares for the same periods in 2005.

8.    EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$11,269	$8,516	$21,301	$16,274
Basic:
Weighted average shares outstanding	45,421	45,250	45,379	45,191
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	447	463	447	473

Total	$45,868	$45,713	$45,826	$45,664

Earnings per share:
Basic	$0.25	$0.19	$0.47	$0.36

Diluted	$0.25	$0.19	$0.46	$0.36

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 105,488 and 85,973 options outstanding for the three and six months ended June 30, 2006, and 175,816 for both the three and six month periods ended June 30, 2005, which were antidilutive.

9.    COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $1.2 million and $2.4 million for the three and six months ended June 30, 2006 and $1.1 million and $2.0 million for the three and six months ended June 30, 2005. There have been no significant changes in future minimum lease payments by the Company since December 31, 2005. Refer to the 2005 Form 10-K for information regarding these commitments.

Litigation – The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements – The Company has entered into severance and non-competition agreements with its chief executive officer (discussed in Note 7) and certain other executive officers. Under the agreements with other executive officers, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20,000 in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

10.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	June 30, 2006	December 31, 2005
Commitments to extend credit	$925,585	$832,866
Standby letters of credit	77,215	53,252

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

11.    REGULATORY MATTERS

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of June 30, 2006 and December 31, 2005, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category. The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of June 30, 2006:
Total capital (to risk weighted assets)	$397,169	11.4%	$278,486	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	320,042	9.2%	139,243	4.0%	N/A	N/A
Tier 1 capital (to average assets)	320,042	8.6%	148,067	4.0%	N/A	N/A

As of December 31, 2005:
Total capital (to risk weighted assets)	$411,229	12.4%	$266,220	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	332,590	10.0%	133,110	4.0%	N/A	N/A
Tier 1 capital (to average assets)	332,590	9.1%	145,980	4.0%	N/A	N/A

STERLING BANK:
As of June 30, 2006:
Total capital (to risk weighted assets)	$392,484	11.3%	$277,004	8.0%	$346,255	10.0%
Tier 1 capital (to risk weighted assets)	315,356	9.1%	138,502	4.0%	207,753	6.0%
Tier 1 capital (to average assets)	315,356	8.5%	147,874	4.0%	184,842	5.0%

As of December 31, 2005:
Total capital (to risk weighted assets)	$406,444	12.2%	$265,767	8.0%	$332,209	10.0%
Tier 1 capital (to risk weighted assets)	327,804	9.9%	132,884	4.0%	199,326	6.0%
Tier 1 capital (to average assets)	327,804	9.0%	145,709	4.0%	182,137	5.0%

On January 1, 2004 the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At June 30, 2006 the entire amount of the $51.3 million of trust preferred securities outstanding would count as Tier 1 capital. Any excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at June 30, 2006.

Dividend restrictions – Dividends paid by Sterling Bank are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $115.5 million available for payment of dividends at June 30, 2006 by the Bank. At June 30, 2006, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $46.2 million by the Bank.

12.    SUBSEQUENT EVENTS

On July 25, 2006, the Company entered into a definitive agreement to acquire through merger Kerrville, Texas-based BOTH, Inc. (“BOTH”), and its subsidiary bank, Bank of the Hills. BOTH operates five banking offices in

San Antonio/Kerrville. As of June 30, 2006, BOTH had assets of approximately $320 million, loans of $145 million, and deposits of $294 million. The consideration for the merger will consist of a combination of stock and cash totaling approximately $72.5 million for all issued and outstanding shares of the common stock of BOTH, subject to certain prorations and adjustments. The merger agreement has been approved by the respective Boards of Directors of the Company and BOTH, and the transactions contemplated thereby are subject to the approval of BOTH stockholders. The merger is subject to customary closing conditions including receipt of regulatory approval, and is expected to occur during the third or fourth quarter of 2006. Additional information regarding this agreement is contained in a Form 8-K filed on July 26, 2006 with the SEC.

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

Forward-looking statements speak only as of the date of this report. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

For additional discussion of such risks, uncertainties and assumptions, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

OVERVIEW

For more than 31 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to mid-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 40 banking centers in the greater metropolitan areas of Houston, San Antonio and Dallas, Texas. These cities are the 4th, 7th and 9th largest, respectively, in the United States based on population according to the U.S. Census Bureau. On September 30, 2005, the Company completed its acquisition of Dallas, Texas-based Prestonwood Bancshares, Inc. and its subsidiary, The Oaks Bank & Trust Company (The Oaks Bank). The results of operations for this acquisition were included in the Company’s financial results beginning in the fourth quarter of 2005.

We reported net income of $11.3 million for the second quarter ended June 30, 2006, a 32.3% increase compared to $8.5 million reported for the second quarter of 2005. Second quarter earnings were $0.25 per diluted share, up from $0.19 per diluted share for the same quarter of 2005. Net income for the six months ended June 30, 2006 was $21.3 million, or $0.46 per diluted share, compared with $16.3 million, or $0.36 per diluted share earned for the same period in 2005.

Our second quarter 2006 earnings continue to reflect favorable trends in asset quality, loan growth and our net interest margin. We continue to see opportunities for growth in all three of the markets in which we operate. During 2006, we are introducing new products and services that will help us deepen relationships with our customers and capitalize on opportunities for future growth.

On July 26, 2006, we announced an agreement to acquire BOTH, a Texas Corporation, and its subsidiary, Bank of the Hills. This acquisition will enable us to expand our presence in the San Antonio/Kerrville area. Subject to satisfaction of customary closing conditions, including receipt of necessary regulatory approvals and approval of the BOTH stockholders, we expect to close this transaction in the fourth quarter of 2006. The consideration for the merger will consist of a mixture of stock and cash totaling approximately $72.5 million. The cash portion of the merger will be financed from available cash and short-term borrowings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2006.

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

RECENT ACCOUNTING STANDARDS

Statement of Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”) established standards for accounting for transactions in which an enterprise receives employee services in exchange for

(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company used the modified prospective application in implementing SFAS 123R. Beginning in 2006, the Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2006. Prior to 2006, the Company accounted for stock-based employee compensation using the intrinsic value-based method of accounting, as permitted. Under the intrinsic value-based method of accounting, no compensation expense was recognized for the Company’s incentive stock options or for the Company’s employee stock purchase plan. The adoption of this accounting standard resulted in additional stock-based compensation expense of $97 thousand and $204 thousand for the three and six months period ended June 30, 2006, respectively, attributable to stock options and the Company’s employee stock purchase plan. There was no income tax benefit recorded for this additional stock-based compensation expense. The adoption of this accounting standard did not have a meaningful impact on earnings per share for the same time periods.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (“FAS 109”), Accounting for Income Taxes. FIN 48 clarifies the application of FAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

SELECTED FINANCIAL DATA

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2006	2005	2006	2005	2005
	(Dollars and shares in thousands, except for per share amounts)
INCOME STATEMENT DATA:
Net interest income	$42,813	$36,545	$83,505	$71,338	$150,230
Provision for credit losses	1,837	3,221	3,163	6,561	14,371
Noninterest income	9,019	6,529	15,509	13,306	26,959
Noninterest expense	33,193	27,474	64,151	54,390	110,646
Income before income taxes	16,802	12,379	31,700	23,693	52,172
Net income	11,269	8,516	21,301	16,274	36,222
BALANCE SHEET DATA (at period-end):
Total assets	$3,789,920	$3,591,433	$3,789,920	$3,591,433	$3,726,859
Total loans	2,880,876	2,583,645	2,880,876	2,583,645	2,699,362
Allowance for loan losses	31,882	32,209	31,882	32,209	31,230
Total securities	575,275	694,220	575,275	694,220	618,998
Trading assets	—	15,556	—	15,556	28,515
Total deposits	2,984,375	2,605,180	2,984,375	2,605,180	2,838,143
Short-term borrowings	330,700	503,725	330,700	503,725	392,850
Subordinated debt	44,358	47,956	44,358	47,956	46,238
Junior subordinated debt	52,836	82,475	52,836	82,475	82,475
Shareholders’ equity	344,014	325,358	344,014	325,358	334,472
COMMON SHARE DATA:
Earnings per share (1)
Basic	$0.25	$0.19	$0.47	$0.36	$0.80
Diluted	0.25	0.19	0.46	0.36	0.79
Shares used in computing earnings per common share
Basic	45,421	45,250	45,379	45,191	45,288
Diluted	45,868	45,713	45,826	45,664	45,761
End of period common shares outstanding	45,411	45,283	45,411	45,283	45,334
Book value per common share at period-end
Total	$7.58	$7.19	$7.58	$7.19	$7.38
Tangible	5.63	5.77	5.63	5.77	5.42
Cash dividends paid per common share	0.07	0.06	0.14	0.12	0.24
Common stock dividend payout ratio	28.24%	31.88%	29.81%	33.32%	30.00%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	13.10%	10.55%	12.54%	10.22%	11.07%
Return on average assets (2)	1.19%	0.97%	1.14%	0.95%	1.02%
Net interest margin	4.98%	4.54%	4.93%	4.56%	4.63%
Efficiency ratio	64.04%	63.78%	64.79%	64.26%	62.44%
Full-time equivalent employees	1,015	951	1,015	951	1,014
Number of banking offices	40	35	40	35	40
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	96.05%	98.09%	95.99%	97.19%	97.67%
Period-end shareholders’ equity to total assets	9.08%	9.06%	9.08%	9.06%	8.97%
Average shareholders’ equity to average assets	9.11%	9.18%	9.11%	9.29%	9.19%
Period-end tangible capital to total tangible assets	6.91%	7.41%	6.91%	7.41%	6.76%
Tier 1 capital to risk-weighted assets	9.19%	11.05%	9.19%	11.05%	9.99%
Total capital to risk-weighted assets	11.41%	13.64%	11.41%	13.64%	12.36%
Tier 1 leverage ratio (Tier 1 capital to average assets)	8.65%	9.85%	8.65%	9.85%	9.11%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.14%	1.28%	1.14%	1.28%	1.20%
Period-end allowance for loan losses to period-end loans	1.11%	1.25%	1.11%	1.25%	1.16%
Period-end allowance for loan losses to nonperforming loans	257.21%	174.09%	257.21%	174.09%	142.99%
Nonperforming assets to period-end loans and foreclosed assets	0.48%	0.78%	0.48%	0.78%	0.83%
Nonperforming loans to period-end loans	0.43%	0.72%	0.43%	0.72%	0.81%
Nonperforming assets to period-end assets	0.37%	0.56%	0.37%	0.56%	0.60%
Net charge-offs to average loans (2)	0.16%	0.30%	0.20%	0.32%	0.51%

(1)	The calculation of diluted EPS excludes 105,488 and 85,973 options for the three and six months ended June 30, 2006 and 175,816 options for both the three and six-month periods ended June 30, 2005, which were antidilutive.
(2)	Interim periods annualized

RESULTS OF OPERATIONS

Net Income – Net income was $11.3 million for the quarter ended June 30, 2006, a 32.3% increase compared to $8.5 million reported for the second quarter of 2005. Earnings were $0.25 per diluted share in 2006’s second quarter, up from $0.19 per diluted share for the second quarter of 2005.

Net income for the six months ended June 30, 2006 was $21.3 million, or $0.46 per diluted share, compared with $16.3 million, or $0.36 per diluted share, earned for the same period in 2005.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Beginning in June 2004, the Federal Reserve Board increased overnight interest rates by 425 basis points to 5.25% at June 30, 2006. Our net interest margin has continued to benefit from these gradual increases in short-term interest rates. In contrast, long-term interest rates, which are impacted by various forces including national and world-wide economies and political and monetary policies, have not increased by the same amount. This has resulted in a general flattening of the interest rate yield curve. Since our balance sheet is asset sensitive, our interest-earning assets generally reprice more quickly than our interest-bearing liabilities. However, in the current interest rate environment, the benefit of the Company’s traditionally asset-sensitive position has been negatively impacted but not eliminated.

Net interest income was $42.8 million for the three month period ended June 30, 2006, an increase of $6.3 million or 17.2% compared to the same period in 2005. For the six-month period ended June 30, 2006, net interest income was $83.5 million, an increase of $12.2 million or 17.1% compared to the same period in 2005. Our net interest margin was 4.98% and 4.93% for the three and six-month periods ended June 30, 2006, respectively, compared to 4.54% and 4.56% for the three and six-month periods ended June 30, 2005, respectively. Overall, our net interest income and net interest margin were higher during the 2006 periods, as compared with 2005, due in large part to higher deposit balances that were used to fund interest-earning asset growth and reduce short-term borrowings. Additionally, during the second quarter of 2006, we repaid $29.6 million of junior subordinated debt with an interest rate of 9.20%. The expansion of the net interest margin has been partially offset by a flatter interest rate yield curve and higher rates paid on borrowings and deposits. Changes in the mix of interest-earning assets and liabilities influence our net interest income and net interest margin.

Average interest-earning assets for the three and six-month periods ended June 30, 2006 increased $219.8 million or 6.8% and $263.1 million or 8.3%, respectively, over the comparable periods in 2005. The average yield earned on interest-earning assets increased 110 basis points and 105 basis points, respectively, for the same periods. The increase in interest-earning assets was due primarily to an increase in average loans held for investment of $326.8 million or 13.1% and $343.1 million or 14.1% for the three and six months ended June 30, 2006, respectively, over the comparable periods in 2005. This increase in average loans held for investment and increases in short-term interest rates contributed to the $13.3 million and $26.1 million increase in interest income on loans held for investment for the three and six months ended June 30, 2006, respectively, over the comparable periods in 2005. The size of the loan portfolio during 2006 as a percentage of average interest-earning assets increased from 77.4% for the first six months of 2005 to 81.4% for the same period in 2006.

On average, the securities portfolio (including trading assets) was lower by $93.6 million or 13.2% and $73.8 million or 10.6% for the three and six-month periods ended June 30, 2006, respectively, compared to the same periods in 2005. We decreased the securities portfolio as a percentage of interest-earning assets through a combination of scheduled maturities, paydowns and sales of securities beginning in 2005. Given the current rate environment and shape of the yield curve, we plan for minimal near-term growth in the investment portfolio with a floor based on the need to maintain adequate liquidity and dependent on the short-term rate cycle. We believe we may have better investment opportunities later in 2006. On average, the available-for-sale and held-to-maturity portfolios represent 18% of average interest earning assets for the six-month period ended June 30, 2006, down from 21% for the same period in 2005. Interest income earned on the securities portfolio decreased $434 thousand and $493 thousand for the three and six-month periods ended June 30, 2006, respectively, compared to the same time periods in 2005. The average yield earned on the securities portfolio increased 34 basis points and 33 basis points, respectively, during the same time periods which offset the decrease in the average securities portfolio.

Average interest-bearing liabilities for the three and six-month periods ended June 30, 2006 increased $130.6 million or 5.8% and $162.1 million or 7.3%, respectively, compared to the same periods in 2005. The average rate paid on interest-bearing liabilities increased 98 basis points and 99 basis points for the same time frames. These increases in interest-bearing liabilities were primarily due to an increase in average interest-bearing deposits and certificates of deposit of $99.4 million and $190.4 million, respectively, for the three month period ended June 30, 2006 and $69.6 million and $202.9 million, respectively, for the six-month period ended June 30, 2006, compared to the same periods in 2005. The average rate paid on deposits increased 99 basis points and 96 basis points for the same time periods due primarily to increases in interest rates offered on deposit products. The increase in average deposit balances and interest rates paid resulted in additional interest expense of $5.9 million and $11.0, respectively, for the three and six-month periods ended June 30, 2006 compared to the same periods in 2005.

Average short-term borrowings for the three and six-month periods ended June 30, 2006 decreased $139.4 million or 28.2% and $100.0 million or 21.5%, respectively, compared to the same periods in 2005. These decreases in average short-term borrowings were due to increases in both average interest-bearing and noninterest-bearing deposits. The average rate paid on short-term borrowings increased 202 basis points and 198 basis points for the three and six-month periods ended June 30, 2006, respectively, compared to the same periods in 2005, resulting in an increase in interest expense of $744 thousand and $2.2 million during the same periods.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest yields/rates are included below. No tax equivalent adjustments were made (dollars in thousands).

	Three Months Ended June 30,
	(Dollars in thousands)
	2006			2005
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$9,434	$191	8.10%	$11,448	$200	7.02%
Loans held for investment (1):
Taxable	2,815,355	55,036	7.84%	2,488,633	41,694	6.72%
Non-taxable	2,388	38	6.33%	2,343	39	6.65%
Securities:
Taxable	538,584	6,011	4.48%	616,753	6,345	4.13%
Non-taxable	58,533	564	3.87%	62,945	612	3.90%
Trading assets	17,969	270	6.02%	28,944	322	4.46%
Federal funds sold	3,590	43	4.87%	16,880	122	2.89%
Deposits in financial institutions	2,678	32	4.88%	770	6	3.18%

Total interest-earning assets	3,448,531	62,185	7.23%	3,228,716	49,340	6.13%

Noninterest-earning assets:
Cash and due from banks	104,650			89,617
Premises and equipment, net	39,831			39,045
Other assets	224,804			199,954
Allowance for loan losses	(31,670)			(31,097)

Total noninterest-earning assets	337,615			297,519

Total assets	$3,786,146			$3,526,235

Interest bearing liabilities:
Deposits:
Demand and savings	$1,059,200	$3,883	1.47%	$959,832	$1,853	0.77%
Certificates and other time	871,336	8,542	3.93%	680,948	4,669	2.75%
Short-term borrowings	354,102	4,413	5.00%	493,464	3,669	2.98%
Subordinated debt	44,784	1,125	10.08%	46,985	882	7.53%
Junior subordinated debt	64,887	1,409	8.71%	82,475	1,722	8.37%

Total interest-bearing liabilities	2,394,309	19,372	3.25%	2,263,704	12,795	2.27%

Noninterest-bearing sources:
Demand deposits	1,012,805			910,448
Other liabilities	34,155			28,322

Total noninterest-bearing liabilities	1,046,960			938,770
Shareholders’ equity	344,877			323,761

Total liabilities and shareholders’ equity	$3,786,146			$3,526,235

Net interest income & margin		$42,813	4.98%		$36,545	4.54%

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

	Six Months Ended June 30,
	(Dollars in thousands)
	2006			2005
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$8,493	$350	8.30%	$9,808	$347	7.13%
Loans held for investment (1):
Taxable	2,771,636	105,614	7.68%	2,428,303	79,473	6.60%
Non-taxable	2,454	77	6.35%	2,713	104	7.73%
Securities:
Taxable	547,892	12,160	4.48%	607,403	12,500	4.15%
Non-taxable	59,634	1,151	3.89%	63,951	1,240	3.91%
Trading assets	18,368	570	6.26%	28,368	634	4.51%
Federal funds sold	3,814	85	4.52%	11,607	159	2.77%
Deposits in financial institutions	3,997	90	4.55%	994	15	3.10%

Total interest-earning assets	3,416,288	120,097	7.09%	3,153,147	94,472	6.04%

Noninterest-earning assets:
Cash and due from banks	108,822			95,930
Premises and equipment, net	40,352			39,472
Other assets	225,212			198,100
Allowance for loan losses	(31,438)			(30,801)

Total noninterest-earning assets	342,948			302,701

Total assets	$3,759,236			$3,455,848

Interest bearing liabilities:
Deposits:
Demand and savings	$1,054,103	$6,960	1.33%	$984,459	$3,627	0.74%
Certificates and other time	839,583	15,676	3.77%	636,635	8,041	2.55%
Short-term borrowings	365,661	8,575	4.73%	465,660	6,359	2.75%
Subordinated debt	45,399	2,180	9.69%	47,020	1,695	7.27%
Junior subordinated debt	73,632	3,201	8.77%	82,475	3,412	8.34%

Total interest-bearing liabilities	2,378,378	36,592	3.10%	2,216,249	23,134	2.11%

Noninterest-bearing sources:
Demand deposits	1,005,064			890,365
Other liabilities	33,253			28,159

Total noninterest-bearing liabilities	1,038,317			918,524
Shareholders’ equity	342,541			321,075

Total liabilities and shareholders’ equity	$3,759,236			$3,455,848

Net interest income & margin		$83,505	4.93%		$71,338	4.56%

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

Noninterest Income – Noninterest income for the three and six months ended June 30, 2006 and 2005, respectively, is summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Customer service fees	$3,061	$2,888	$5,638	$5,880
Net gain (loss) on trading assets	(167)	(11)	(302)	98
Net gain (loss) on the sale of securities	—	(31)	—	54
Net gain on the sale of loans	205	417	510	674
Bank owned life insurance	713	770	1,444	1,534
Debit card income	489	433	955	849
Other	4,718	2,063	7,264	4,217

	$9,019	$6,529	$15,509	$13,306

Net losses on trading assets for the three and six months ended June 30, 2006 were attributable to the market conditions for these types of assets and our desire to reduce our holdings in these securities. During the second quarter of 2006, we sold our remaining trading assets but may potentially reinvest in these assets based on future market conditions. Trading assets are carried at fair market value in our consolidated balance sheets.

Net gains on the sale of loans decreased slightly for the three and six-month periods ended June 30, 2006 compared to the same periods in 2005. The decrease was due primarily to a decrease in the volume of loan sales.

Other noninterest income increased $2.7 million and $3.0 million, respectively, for the three and six months ended June 30, 2006 compared to the same periods in 2005. These increases are primarily due to a gain of $1.1 million on the sale of a multi-tenant office building during the second quarter of 2006. The Company will continue to occupy the banking center located in this building. In addition, commission income and other lending fees increased $935 thousand and $1.3 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.

Noninterest Expense – Noninterest expense for the three and six months ended June 30, 2006 and 2005, respectively, is summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Salaries and employee benefits	$18,822	$15,278	$37,497	$30,672
Occupancy expense	4,061	3,909	7,904	7,551
Technology	1,615	1,381	3,089	2,595
Professional fees	1,473	1,630	2,898	2,926
Postage, delivery and supplies	903	778	1,693	1,528
Marketing	709	617	1,093	1,262
Core deposit intangibles amortization	194	102	389	214
Net losses (gains) and carrying costs of other real estate and foreclosed property	(238)	41	(219)	97
Other	5,654	3,738	9,807	7,545

	$33,193	$27,474	$64,151	$54,390

Salaries and employee benefits for the three and six-month periods ended June 30, 2006 increased $3.5 million and $6.8 million, respectively, compared to the same periods in 2005. The Company added 64 full-time equivalent employees since June 30, 2005, principally related to new office additions and to support growth.

During the first quarter of 2006, the Company added experienced key officers to further implement its growth strategy. During the second quarter of 2006, the Company experienced higher incentive compensation expense as we crossed higher thresholds of production and profitability. As a result, incentive compensation expense increased $929 thousand or 52% and $1.8 million or 65% for the three and six-month periods ended June 30, 2006, respectively, compared to the same periods in 2005. In addition, profit sharing expense, which we began accruing during 2006 as the 12% ROE target stated in the plan was attained, increased $564 thousand and $996 thousand for the three and six-month periods ended June 30, 2006, respectively, compared to the same periods in 2005.

Occupancy expense increased $152 thousand or 3.9% and $353 thousand or 4.7%, respectively, for the three and six-month periods ended June 30, 2006 compared to the same periods in 2005. These increases were due primarily to the addition of five banking centers from the acquisition of The Oaks Bank on September 30, 2005.

Technology expense increased $234 thousand or 16.9% and $494 thousand or 19.0%, respectively, for the three and six-month periods ended June 30, 2006 compared to the same periods in 2005. These increases were due to additional hardware and customer products including an upgrade in the Bank’s deposit system.

Professional fees decreased $157 thousand or 9.6% and $28 thousand or 1.0% for the three and six-month periods ended June 30, 2006, respectively, compared to the same periods in 2005 due in part to a decrease in legal fees primarily related to a decrease in nonperforming assets.

Other noninterest expense was $5.7 million and $9.8 million for the three and six months ended June 30, 2006, respectively, up $1.9 million or 51.3% and $2.3 million or 30.0% compared with the same periods in 2005. During the second quarter of 2006, the Company prepaid $29.6 million of junior subordinated debt that carried a 9.20% interest rate. As the result of calling these securities, the Company wrote off the remaining associated unamortized debt issuance costs totaling $1.3 million.

Income Taxes – We provided $5.5 million and $10.4 million for federal and state income taxes during the three and six-month periods ended June 30, 2006, respectively, and $3.9 million and $7.4 million, respectively, for the same periods of 2005. The effective tax rate for the three and six-month periods in 2006 was approximately 33% compared to 31% for the same periods in 2005.

FINANCIAL CONDITION

Loans Held for Investment – The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial and industrial	$784,856	27.5%	$738,061	27.4%
Real estate:
Commercial	1,281,615	44.9%	1,221,610	45.4%
Construction	520,024	18.2%	438,454	16.3%
Residential mortgage	171,581	6.0%	190,701	7.1%
Consumer/other	71,867	2.5%	72,937	2.7%
Foreign loans	26,718	0.9%	29,245	1.1%

Total loans held for investment	$2,856,661	100.0%	$2,691,008	100.0%

At June 30, 2006, loans held for investment were $2.9 billion, an increase of $165.7 million or 6.2% over loans held for investment at December 31, 2005. This increase was due to internal loan growth. We have experienced good growth in the commercial and industrial, commercial real estate and construction lending portfolios during 2006.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual sales ranging from $300 thousand to $30 million. At June 30, 2006, commercial real estate loans and commercial and industrial loans were 44.9% and 27.5%, respectively, of loans held for investment.

At June 30, 2006, loans held for investment were 95.7% of deposits and 75.4% of total assets. As of June 30, 2006, we had no material concentrations of loans.

Loans Held for Sale – Loans held for sale totaled were $24.2 million at June 30, 2006, as compared with $8.4 million at December 31, 2005. Loans held for sale includes the guaranteed portion of SBA loans originated by the Bank and loans originated as part of the Bank’s wholesale lending operations. During the second quarter of 2006, $12.1 million of wholesale real estate loans were reclassified from loans held for investment to loans held for sale. Due to the timing of the sales of SBA and other loans to investors, the balance of loans in the held for sale category at any given time may vary.

Trading Assets – During 2006, we sold our remaining holdings of trading assets in response to current market conditions and our desire to reduce our holdings in these securities. We may potentially reinvest in these assets based on future market conditions.

Securities – The Company’s securities portfolio at June 30, 2006 totaled $575.3 million, as compared to $619.0 million at December 31, 2005, a decrease of $43.7 million or 7.1%. We have decreased the securities portfolio as a percentage of interest earning assets through a combination of scheduled maturities, paydowns and sales of securities.

Net unrealized losses on the available-for-sale securities were $20.5 million at June 30, 2006 as compared to $10.7 million at December 31, 2005. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2006.

Deposits – The following table summarizes the Company’s deposit portfolio by type (dollars in thousands):

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
Noninterest-bearing demand	$1,033,743	34.6%	$1,045,937	36.8%
Interest-bearing demand	1,032,465	34.6%	1,017,832	35.9%
Certificates and other time deposits
Jumbo	564,365	18.9%	467,672	16.5%
Regular	231,329	7.8%	216,585	7.6%
Brokered	122,473	4.1%	90,117	3.2%

Total deposits	$2,984,375	100.0%	$2,838,143	100.0%

Total deposits as of June 30, 2006 increased $146.2 million to $3.0 billion, up 5.2% compared to $2.8 billion at December 31, 2005. The deposit growth we experienced during the first six months of 2006 was driven primarily by interest-bearing and time deposits. The percentage of noninterest-bearing deposits to total deposits as of June 30, 2006 was 34.6%, and our loan to deposit ratio remained at 97%.

Short-term borrowings – As of June 30, 2006, we had $330.7 million in short-term borrowings compared to $392.9 million at December 31, 2005, a decrease of $62.2 million or 15.8%. The Company’s primary source of short-term borrowings is the Federal Home Loan Bank. At June 30, 2006, borrowings under FHLB advances totaled $300 million and had maturities less than 30 days. The average interest rate on these borrowings was 5.19% at June 30, 2006. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

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

Nonperforming assets and potential problem loans consisted of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Nonperforming and nonaccrual loans	$12,395	$21,841
Real estate acquired by foreclosure	1,171	460
Other repossessed assets	412	137

Total nonperforming assets	$13,978	$22,438

Potential problem loans	$43,846	$58,011

Accruing loans past due 90 days or more	$543	$162

Period-end allowance for loan losses to nonperforming loans	257.21%	142.99%
Nonperforming loans to period-end loans	0.43%	0.81%
Nonperforming assets to period-end assets	0.37%	0.60%
Nonperforming assets to period-end loans and foreclosed assets	0.48%	0.83%

Nonperforming assets were $14.0 million at June 30, 2006, an $8.5 million decrease from December 31, 2005. Accruing loans past due 90 days or more at June 30, 2006 totaled $543 million.

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

The provision for credit losses for the three and six months ended June 30, 2006 was $1.8 million and $3.2 million, respectively, as compared to $3.2 million and $6.6 million for the same periods in 2005. The lower provision for credit losses during the three and six months ended June 30, 2006 was due to a favorable improvement in net charge-offs for this same time period and is reflective of the general improvement in asset quality in the Company that has been a function of both a healthy Texas economy and a strengthening in our credit culture.

Net charge-offs were $1.2 million or 0.16% (annualized) and $2.8 million or 0.20% (annualized) of average loans for the three and six months ended June 30, 2006, respectively. Net charge-offs decreased $704 thousand and $1.0 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. These improvements in asset quality are primarily attributable to several internal changes during the past year. Some of these changes include: implementing a consumer and micro-business loan credit scoring system, updating and revising our loan policy, standardizing our loan funding process, improving our loan approval process and enhancing our credit culture to take a more value-added risk management approach.

The allowance for loan losses at June 30, 2006 was $31.9 million and represented 1.11% of total loans. The allowance for loan losses at June 30, 2006 was 257.21% of nonperforming loans, up from 142.99% at December 31, 2005, principally because of improvements in asset quality. The reserve for unfunded lending commitments was $890 thousand at June 30, 2006 as compared with $1.2 million at December 31, 2005.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Allowance for loan losses at beginning of period	$31,116	$30,760	$31,230	$29,406
Charge-offs:
Commercial, financial, and industrial	1,393	1,881	2,421	3,220
Real estate, mortgage and construction	439	1,065	1,444	1,576
Consumer	253	323	366	838

Total charge-offs	2,085	3,269	4,231	5,634

Recoveries
Commercial, financial, and industrial	782	721	1,167	1,034
Real estate, mortgage and construction	2	605	5	610
Consumer	145	83	265	152

Total recoveries	929	1,409	1,437	1,796

Net charge-offs	1,156	1,860	2,794	3,838
Provision for loan losses	1,922	3,309	3,446	6,641

Allowance for loan losses at end of period	31,882	32,209	31,882	32,209

Reserve for losses on unfunded loan commitments at beginning of period	975	834	1,173	826
Provision for losses on unfunded loan commitments	(85)	(88)	(283)	(80)

Reserve for losses on unfunded loan commitments at end of period	890	746	890	746

Total allowance for credit losses	$32,772	$32,955	$32,772	$32,955

Period-end allowance for credit losses to period-end loans	1.14%	1.28%	1.14%	1.28%
Period-end allowance for loan losses to period-end loans	1.11%	1.25%	1.11%	1.25%
Period-end allowance for loan losses to nonperforming loans	257.21%	174.09%	257.21%	174.09%
Nonperforming assets to period-end loans and foreclosed assets	0.48%	0.78%	0.48%	0.78%
Nonperforming loans to period-end loans	0.43%	0.72%	0.43%	0.72%
Nonperforming assets to period-end assets	0.37%	0.56%	0.37%	0.56%
Net charge-offs to average loans (annualized)	0.16%	0.30%	0.20%	0.32%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of June 30, 2006 and December 31, 2005:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
June 30, 2006
+200	5.39%
+100	2.74%
Base	0.00%
-100	-2.92%
-200	-8.62%

December 31, 2005
+200	6.59%
+100	3.45%
Base	0.00%
-100	-3.43%
-200	-10.68%

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

During July of 2006, the Company executed a hedging strategy utilizing interest rate derivatives designed as a means to mitigate some of the Company’s asset sensitivity. The Company purchased an interest rate floor contract with a notional amount of $113 million and a strike rate of 8.00% and an interest rate collar contract with a notional amount of $250 million with an 8.42% interest rate cap and an 8.0% interest rate floor. These contracts were designated as cash flow hedges of the monthly interest receipts from the Company’s portfolio of variable-rate loans. The interest rate floor and interest rate collar contracts have termination dates of August 1, 2009 and August 1, 2010, respectively.

CAPITAL AND LIQUIDITY

Capital – At June 30, 2006, shareholders’ equity totaled $344.0 million or 9.08% of total assets, as compared to $334.5 million or 8.97% of total assets at December 31, 2005. Our risk-based capital ratios together with the minimum capital amounts and ratios at June 30, 2006 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$397,169	11.4%	$278,486	8.0%
Tier 1 capital (to risk weighted assets)	320,042	9.2%	139,243	4.0%
Tier 1 capital (to average assets)	320,042	8.6%	148,067	4.0%

See Note 11 to our Consolidated Financial Statements for further discussion of regulatory capital requirements.

Liquidity – The objectives of our liquidity management is to maintain our ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate on an ongoing basis. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. In recent years, our liquidity needs have primarily been met by growth in deposits including brokered certificates of deposit. In addition to deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by cash flows from amortizing securities and loan portfolios. For more information regarding liquidity, please refer to our 2005 Annual Report on Form 10-K.

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. Under these provisions, there was an aggregate of approximately $115.5 million available for payment of dividends at June 30, 2006, by the Bank. At June 30, 2006, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $46.2 million. It is not anticipated that such restrictions will have an impact on the ability of Sterling Bancshares to meet its ongoing cash obligations. As of June 30, 2006, we did not have any material commitments for capital expenditures.

On May 8, 2006, Sterling Bancshares prepaid all of its $29.6 million 9.20% Junior Subordinated Deferrable Interest Debentures. The payment of these Debentures was funded by a dividend from the Bank. Our planned acquisition of BOTH, Inc. is expected to close in the fourth quarter of 2006. The cash portion of the total purchase price will be financed from available cash and short-term borrowings.

On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2,500,000 shares of common stock, not to exceed 500,000 shares in any calendar year. The Company may repurchase shares of its common stock from time to time in the open market or through privately negotiated transactions. The table below lists the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30 2006:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Shares That May Yet Be Purchased Under the Plans
April 1, 2006 to April 30, 2006	48,000	$17.71	298,000	2,202,000
May 1, 2006 to May 31, 2006	66,000	$16.66	364,000	2,136,000
June 1, 2006 to June 30, 2006	11,000	$17.01	375,000	2,125,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Stockholders was held on April 24, 2006, to consider and vote on the following proposals:

Proposal 1: The Election of Directors

The following individual was nominated and elected as a Class I director to hold office until the 2008 annual meeting of the stockholders of the Company or until his successor has been duly elected and qualified.

	For	Withheld
J. Downey Bridgwater	36,998,427	3,740,669

The following individuals were nominated and elected as Class II directors to hold office until the 2009 annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified.

	For	Withheld
David L. Hatcher	39,139,689	1,594,407

G. Edward Powell	38,922,886	1,816,210

Raimundo Riojas E.	37,985,811	2,758,285

Dan C. Tutcher	39,158,383	1,580,713

Max W. Wells	37,864,954	2,869,143

The following directors continued in office after the annual meeting:

George Beatty, Jr.	Glenn H. Johnson

Anat Bird	R. Bruce LaBoon

James D. Calaway	Thomas A. Reiser

Bruce J. Harper

Proposal 2: Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2006.

For	Against	Abstain
37,912,200	2,789,193	34,302

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

11 —	Statement Regarding Computation of Earnings Per Share (included as Note (8) to Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q).

*31.1 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1 —	Section 1350 Certification of the Chief Executive Officer.

**32.2 —	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: August 7, 2006	By:	/S/ J. DOWNEY BRIDGWATER
J. Downey Bridgwater
Chairman, President and
Chief Executive Officer
(Principal executive officer)

Date: August 7, 2006	By:	/S/ STEPHEN C. RAFFAELE
Stephen C. Raffaele
Executive Vice President
and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description

11 —	Statement Regarding Computation of Earnings Per Share (included as Note (8) to Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q).

*31.1 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1 —	Section 1350 Certification of the Chief Executive Officer.

**32.2 —	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.