Form 10-Q
period 2006-09-30
STERLING BANCSHARES INC
filed 2006-11-08
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
[Common Stock, $1.00 par value per share]	47,324,143 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$146,442	$147,154
Interest-bearing deposits in financial institutions	21,666	99
Trading assets	—	28,515
Available-for-sale securities, at fair value	527,806	495,945
Held-to-maturity securities, at amortized cost	167,243	123,053
Loans held for sale	72,789	8,354
Loans held for investment	3,030,344	2,691,008

Total loans	3,103,133	2,699,362
Allowance for loan losses	(34,146)	(31,230)

Loans, net	3,068,987	2,668,132
Premises and equipment, net	42,115	41,407
Real estate acquired by foreclosure	1,764	460
Goodwill	129,131	85,026
Core deposit intangibles, net	10,728	3,551
Accrued interest receivable	18,576	15,358
Other assets	129,666	118,159

TOTAL ASSETS	$4,264,124	$3,726,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,045,416	$1,045,937
Interest-bearing demand	1,207,722	1,017,832
Certificates and other time deposits	1,065,372	774,374

Total deposits	3,318,510	2,838,143
Short-term borrowings	372,250	392,850
Subordinated debt	46,018	46,238
Junior subordinated debt	56,959	82,475
Accrued interest payable and other liabilities	70,611	32,681

Total liabilities	3,864,348	3,392,387
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 47,892,543 and 45,458,500 issued and 47,392,543 and 45,333,500 outstanding at September 30, 2006 and December 31, 2005, respectively	47,893	45,458
Capital surplus	103,768	58,757
Retained earnings	262,678	239,171
Treasury stock	(8,540)	(1,984)
Accumulated other comprehensive loss, net of tax	(6,023)	(6,930)

Total shareholders’ equity	399,776	334,472

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,264,124	$3,726,859

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$58,158	$45,545	$164,199	$125,469
Securities:
Taxable	5,902	6,404	18,062	18,904
Non-taxable	549	604	1,700	1,844
Trading assets	73	259	643	893
Federal funds sold	55	59	140	218
Deposits in financial institutions	34	24	124	39

Total interest income	64,771	52,895	184,868	147,367

Interest expense:
Demand and savings deposits	4,971	2,145	11,931	5,772
Certificates and other time deposits	9,898	5,572	25,574	13,613
Short-term borrowings	4,690	4,498	13,265	10,857
Subordinated debt	1,155	950	3,335	2,645
Junior subordinated debt	1,152	1,746	4,353	5,158

Total interest expense	21,866	14,911	58,458	38,045

Net interest income	42,905	37,984	126,410	109,322
Provision for credit losses	895	4,565	4,058	11,126

Net interest income after provision for credit losses	42,010	33,419	122,352	98,196

Noninterest income:
Customer service fees	3,313	2,840	8,951	8,720
Net gain (loss) on trading assets	—	34	(302)	132
Net gain on the sale of securities	—	6	—	60
Net gain on the sale of loans	292	626	802	1,300
Other	3,899	3,588	13,562	10,188

Total noninterest income	7,504	7,094	23,013	20,400

Noninterest expense:
Salaries and employee benefits	18,843	14,794	56,340	45,466
Occupancy expense	4,018	3,841	11,922	11,392
Technology	1,695	1,409	4,784	4,004
Professional fees	1,408	1,870	4,306	4,796
Postage, delivery and supplies	801	809	2,494	2,337
Marketing	675	542	1,768	1,804
Core deposit intangibles amortization	195	102	584	316
Acquisition costs	638	831	638	831
Other	4,294	3,514	13,882	11,156

Total noninterest expense	32,567	27,712	96,718	82,102

Income before income taxes	16,947	12,801	48,647	36,494
Provision for income taxes	5,218	4,115	15,617	11,534

Net Income	$11,729	$8,686	$33,030	$24,960

Earnings per share:
Basic	$0.26	$0.19	$0.73	$0.55

Diluted	$0.26	$0.19	$0.72	$0.55

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2005	—	$—	45,068	$45,068	$54,522	$213,814	—	$—	$(232)	$313,172
Comprehensive income:
Net income						24,960				24,960
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($2,452)									(4,477)	(4,477)
Less: Reclassification adjustment for gains included in net income, net of taxes of ($21)									(39)	(39)

Total comprehensive income										20,444

Issuance of common stock			324	324	3,383					3,707
Cash dividends paid						(8,143)				(8,143)

BALANCE AT SEPTEMBER 30, 2005	—	$—	45,392	$45,392	$57,905	$230,631	—	$—	$(4,748)	$329,180

BALANCE AT JANUARY 1, 2006	—	$—	45,458	$45,458	$58,757	$239,171	125	$(1,984)	$(6,930)	$334,472
Comprehensive income:
Net income						33,030				33,030
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($755)									(1,403)	(1,403)
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of $1,244									2,310	2,310

Total comprehensive income										33,937

Issuance of common stock			2,435	2,435	45,011					47,446
Repurchase of common stock			—	—			375	(6,556)		(6,556)
Cash dividends paid						(9,523)				(9,523)

BALANCE AT SEPTEMBER 30, 2006	—	$—	47,893	$47,893	$103,768	$262,678	500	$(8,540)	$(6,023)	$399,776

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,030	$24,960
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,842	2,386
Net gain on the sale of securities	—	(60)
Net gain on the sale of premises and equipment	(1,177)	(244)
Net loss (gain) on trading assets	302	(132)
Net gain on sale of loans	(802)	(1,300)
Provision for credit losses	4,058	11,126
Writedowns, less gains on sale, of real estate acquired by foreclosure	(301)	(11)
Depreciation and amortization	6,219	5,680
Proceeds from sales of trading assets	31,113	134,837
Purchases of trading assets	(3,336)	(150,484)
Proceeds from principal paydowns of trading securities	203	27,301
Stock-based compensation expense (net of tax benefit recognized)	1,189	—
Excess tax benefits from share-based payment arrangements	(562)	—
Net decrease (increase) in loans held for sale	1,577	(2,901)
Net increase in accrued interest receivable and other assets	(2,026)	(6,259)
Net increase (decrease) in accrued interest payable and other liabilities	5,604	(1,162)

Net cash provided by operating activities	76,933	43,737
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	12,964	17,371
Proceeds from the sale of available-for-sale securities	—	60,049
Proceeds from maturities or calls and paydowns of available-for-sale securities	81,585	110,322
Purchases of available-for-sale securities	(45,041)	(151,972)
Purchases of held-to-maturity securities	(18,006)	(14,916)
Net increase in loans held for investment	(313,788)	(338,783)
Proceeds from sale of real estate acquired by foreclosure	2,563	1,953
Proceeds from sale of land held for sale	1,570	615
Purchase of Prestonwood Bancshares, Inc. (including transaction costs)	—	(34,638)
Purchase of Bank of the Hills, Inc. (including transaction costs)	(536)	—
Cash and cash equivalents acquired with Bank of the Hills, Inc.	27,860	—
Cash and cash equivalents acquired with Prestonwood Bancshares, Inc.	—	49,035
Net increase in interest-bearing deposits in financial institutions	—	396
Proceeds from sale of loans	52,011	52,368
Proceeds from sale of premises and equipment	4,100	353
Purchase of premises and equipment	(3,551)	(3,314)

Net cash used in investing activities	(198,269)	(251,161)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	182,143	207,337
Net (decrease) increase in short-term borrowings	(20,600)	52,475
Redemption of junior subordinated debt	(29,639)	—
Proceeds from issuance of common stock	4,237	3,707
Repurchase of common stock	(6,556)	—
Excess tax benefits from share-based payment arrangements	562	—
Dividends paid	(9,523)	(8,143)

Net cash provided by financing activities	120,624	255,376
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(712)	47,952
CASH AND CASH EQUIVALENTS:
Beginning of period	147,154	88,439

End of period	$146,442	$136,391

Supplemental information:
Income taxes paid	$18,598	$15,143
Interest paid	53,325	36,223
Noncash investing and financing activities—
Acquisitions of real estate through foreclosure of collateral	3,566	1,041
Transfer of loans from held for investment to loans held for sale	117,221	—
Acquisition of BOTH, Inc.
Common stock issued	40,971	—
Payable to BOTH, Inc. shareholders	31,530	—

See Notes to Consolidated Financial Statements

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    ACCOUNTING POLICIES

Basis of Presentation

The consolidated Financial Statements are unaudited and include the accounts of Sterling Bancshares, Inc. and its subsidiaries (the “Company”) except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. The Company’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read with the Company’s 2005 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period classifications. These reclassifications had no affect on net income or shareholders’ equity.

Recent Accounting Standards

Statement of Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”) established standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company used the modified prospective application in implementing SFAS 123R. Beginning in 2006, the Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2006. Prior to 2006, the Company accounted for stock-based employee compensation using the intrinsic value-based method of accounting, as permitted. Under the intrinsic value-based method of accounting, no compensation expense was recognized for the Company’s incentive stock options or for the Company’s employee stock purchase plan. The adoption of this accounting standard resulted in additional stock-based compensation expense of $80 thousand and $284 thousand for the three and nine-month periods ended September 30, 2006, respectively, attributable to stock options and the Company’s employee stock purchase plan. There was no income tax benefit recorded in the Company’s income statement for the three and nine months ended September 30, 2006 for this additional stock-based compensation expense. The adoption of this accounting standard did not have a meaningful impact on earnings per share for the same time periods.

The pro-forma net income and earnings per share information for the three and nine-month periods ended September 30, 2005 presented below was determined as if we had accounted for our employee stock-based compensation under the fair-value method (dollars in thousands except for per share amounts).

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$8,686	$24,960
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	105	347
Less: Total stock-based employee compensation expense determined under the fair-value based method, net of related taxes	(226)	(739)

Pro-forma net income	$8,565	$24,568

Earnings per share:
Basic—as reported	$0.19	$0.55

Basic—pro-forma	$0.19	$0.54

Diluted—as reported	$0.19	$0.55

Diluted—pro-forma	$0.19	$0.54

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

In September 2006, the FASB issued Statement of Accounting Standards No. 157 (“SFAS 157”) Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

2.    ACQUISITIONS

On September 29, 2006, the Company acquired Kerrville, Texas-based BOTH, Inc., and its subsidiary bank, Bank of the Hills (“BOTH”). BOTH operates five banking offices in the San Antonio/Kerrville area. The purchase price of $72.5 million consisted of $41.0 million of the Company’s common stock (2.0 million shares), $31.5 million in cash and $536 thousand in acquisition-related costs. The shares of the Company’s common stock issued in the transaction were valued at the average of the closing price of the Company’s common stock for the ten business days ending on August 23, 2006. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets was recorded as goodwill, none of which is expected to be deductible for tax purposes. As of September 30, 2006, the Company had a liability totaling $31.5 million representing the cash portion of the consideration that had not yet been tendered for cash payment to the BOTH shareholders.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary and is subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.

September 30, 2006
Cash and cash equivalents	$27,860
Interest-bearing deposits in other banks	21,568
Available-for-sale securities	72,076
Held-to-maturity securities	39,245
Loans held for investment	149,875
Allowance for loan losses	(2,152)
Premises and equipment	5,740
Accrued interest receivable	1,797
Core deposit intangibles	7,761
Goodwill	44,105
Other assets	9,376

Total assets acquired	377,251

Deposits	(298,224)
Accrued interest payable and other liabilities	(5,990)

Total liabilities assumed	(304,214)

Net assets acquired	$73,037

Core deposit intangibles (“CDI”) are amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry. As a result, CDI amortization will decline over time with most of the amortization occurring during the initial years. The core deposit intangible assets acquired in this transaction are expected to be amortized over a period of 9.5 years. Additional information related to intangible assets and goodwill is included in Note 6 – Goodwill and Other Intangibles.

3.    SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$43,671	$—	$(89)	$43,582
Obligations of states of the U.S. and political subdivisions	29,742	19	(2)	29,759
Mortgage-backed securities and collateralized mortgage obligations	451,149	230	(11,006)	440,373
Other securities	16,064	—	(1,972)	14,092

Total	$540,626	$249	$(13,069)	$527,806

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$92,754	$459	$(429)	$92,784
Mortgage-backed securities and collateralized mortgage obligations	74,489	60	(1,287)	73,262

Total	$167,243	$519	$(1,716)	$166,046

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$10,031	$—	$(107)	$9,924
Obligations of states of the U.S. and political subdivisions	3,303	27	(4)	3,326
Mortgage-backed securities and collateralized mortgage obligations	476,541	286	(10,099)	466,728
Other securities	16,732	—	(765)	15,967

Total	$506,607	$313	$(10,975)	$495,945

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$58,288	$649	$(562)	$58,375
Mortgage-backed securities and collateralized mortgage obligations	64,765	9	(1,134)	63,640

Total	$123,053	$658	$(1,696)	$122,015

The contractual maturities of securities at September 30, 2006 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,777	$7,756	$6,546	$6,576
Due after one year through five years	21,589	21,532	35,689	35,803
Due after five years through ten years	34,464	34,470	50,519	50,405
Due after ten years	9,583	9,583	—	—
Mortgage-backed securities and collateralized mortgage obligations	451,149	440,373	74,489	73,262
Other securities	16,064	14,092	—	—

Total	$540,626	$527,806	$167,243	$166,046

The following table summarizes the proceeds received and gross realized gains and losses on the sales of the available-for-sale securities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Proceeds from sales and calls	$—	$15,792	$—	$60,049
Gross realized gains	—	63	—	206
Gross realized losses	—	(57)	—	(146)

Securities with unrealized losses segregated by length of impairment as of September 30, 2006 were as follows (in thousands):

	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$36,667	$—	$36,667	$7,004	$(89)	$6,915
Obligations of states of the U.S. and political subdivisions	363	(1)	362	196	(1)	195
Mortgage-backed securities and collateralized mortgage obligations	64,904	(709)	64,195	346,688	(10,297)	336,391
Other securities	7,531	(1,572)	5,959	8,709	(400)	8,309

Total	$109,465	$(2,282)	$107,183	$362,597	$(10,787)	$351,810

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$2,694	$(7)	$2,687	$20,957	$(422)	$20,535
Mortgage-backed securities and collateralized mortgage obligations	16,910	(159)	16,751	45,323	(1,128)	44,195

Total	$19,604	$(166)	$19,438	$66,280	$(1,550)	$64,730

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and the intent and ability of the Company to hold the security until recovery of the fair value. The average loss on securities in an unrealized loss position was 2.6% of the amortized cost basis at September 30, 2006. Other securities in an unrealized loss position of less than 12 months were in a loss position of approximately 21% of the Company’s amortized cost basis. These investments have declined in value over the last nine months due to increases in interest rates. There are no remaining securities in the Company’s securities portfolio in a loss position greater than 10% of the Company’s amortized cost basis at September 30, 2006. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2006.

The Company does not own any securities of any one issuer (other than U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at September 30, 2006.

Securities with carrying values totaling $315.3 million and fair values totaling $309.5 million were pledged to secure public deposits at September 30, 2006.

4.    LOANS

The loan portfolio classified by major type was as follows (dollars in thousands):

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
Loans held for sale	$72,789	2.3%	$8,354	0.3%
Loans held for investment
Domestic
Commercial and industrial	770,438	24.8%	738,061	27.3%
Real estate:
Commercial	1,324,322	42.7%	1,221,610	45.3%
Construction	601,381	19.4%	438,454	16.2%
Residential mortgage	220,220	7.1%	190,701	7.1%
Consumer/other	82,814	2.7%	72,937	2.7%
Foreign
Commercial and industrial	28,490	0.9%	26,080	1.0%
Other loans	2,679	0.1%	3,165	0.1%

Total loans held for investment	3,030,344	97.7%	2,691,008	99.7%

Total loans	$3,103,133	100.0%	$2,699,362	100.0%

Loan maturities and rate sensitivity of the loans held for investment excluding residential mortgage and consumer loans, at September 30, 2006 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$590,811	$161,024	$18,603	$770,438
Real estate—commercial	654,020	511,753	158,549	1,324,322
Real estate—construction	444,761	118,345	38,275	601,381
Foreign loans	29,782	1,387	—	31,169

Total	$1,719,374	$792,509	$215,427	$2,727,310

Loans with a fixed interest rate	$180,472	$646,723	$186,546	$1,013,741
Loans with a floating interest rate	1,538,902	145,786	28,881	1,713,569

Total	$1,719,374	$792,509	$215,427	$2,727,310

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and San Antonio metropolitan areas. As of September 30, 2006, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

As of September 30, 2006 and December 31, 2005, loans from Sterling Bank outstanding to directors, officers and their affiliates were $8.0 million and $9.0 million, respectively. In the opinion of management, all transactions entered into between Sterling Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons. For the nine months ended September 30, 2006, there were principal payments of $171 thousand. As a result of the BOTH acquisition, insider loans increased by $1.1 million at September 30, 2006. Insider loans were reduced by $2.0 million as two directors with insider loans were no longer serving on the board as of September 30, 2006 as compared to December 31, 2005.

The recorded investment in impaired loans was $14.8 million and $22.4 million at September 30, 2006 and December 31, 2005, respectively. Such impaired loans required an allowance for loan losses of $2.7 million and $4.2 million, respectively. The average recorded investment in impaired loans for the three and nine months ended September 30, 2006 was $13.9 million and $17.5 million, respectively, and for the three and nine months ended September 30, 2005 was $24.7 million and $22.3 million, respectively. Interest income on impaired loans of $64 thousand was recognized for the nine months ended September 30, 2005. There was no interest income recognized during the three months ended September 30, 2005. No interest on impaired loans was received for the three and nine months ended September 30, 2006.

Included in impaired loans are nonperforming loans of $14.8 million and $21.8 million at September 30, 2006 and December 31, 2005, respectively, which have been categorized by management as nonaccrual loans. Interest foregone on nonaccrual loans for the nine months ended September 30, 2006 and 2005 was approximately $1.3 million and $1.1 million, respectively. The Company did not have any restructured loans as of September 30, 2006 or December 31, 2005.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $308 thousand and $162 thousand at September 30, 2006 and December 31, 2005, respectively.

5.    ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Allowance for loan losses at beginning of the period	$31,882	$32,209	$31,230	$29,406
Loans charged-off	1,669	6,688	5,900	12,322
Loan recoveries	(923)	(595)	(2,360)	(2,391)

Net loans charged-off	746	6,093	3,540	9,931
Allowance for credit losses associated with acquired institutions	2,152	761	2,152	761
Provision for loan losses	858	4,350	4,304	10,991

Allowance for loan losses at end of the period	34,146	31,227	34,146	31,227

Reserve for losses on unfunded loan commitments at beginning of period	890	746	1,173	826
Provision for losses on unfunded loan commitments	37	215	(246)	135

Reserve for unfunded loan commitments at end of period	927	961	927	961

Total allowance for credit losses	$35,073	$32,188	$35,073	$32,188

6.    GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2005, and the period ended September 30, 2006, were as follows (in thousands):

	Houston	San Antonio	Dallas	Total
Balance, January 1, 2005	$29,613	$27,205	$5,662	$62,480
Prestonwood Bancshares acquisition	—	—	22,546	22,546

Balance, December 31, 2005	29,613	27,205	28,208	85,026
BOTH, Inc. acquisition	—	44,105	—	44,105

Balance, September 30, 2006	$29,613	$71,310	$28,208	$129,131

The changes in the carrying amounts of core deposit intangibles for the year ended December 31, 2005, and the period ended September 30, 2006, were as follows (in thousands):

Core Deposit Intangibles
Balance, January 1, 2005	$1,839
Amortization expense	(521)
Prestonwood Bancshares acquisition	2,233

Balance, December 31, 2005	3,551
Amortization expense	(584)
BOTH, Inc. acquisition	7,761

Balance, September 30, 2006	$10,728

7.    JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of September 30, 2006, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Junior Subordinated Debt Owed To Trusts	Final Maturity Date
Statutory Trust One	August 30, 2002	$20,000	3-month LIBOR plus 3.45%	$20,619	August 30, 2032
Capital Trust III	September 26, 2002	31,250	8.30% Fixed	32,217	September 26, 2032
BOTH Capital Trust I	June 30, 2003	4,000	3-month LIBOR plus 3.10%	4,123	July 7, 2033

Total		$55,250		$56,959

Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of Sterling Bancshares for Statutory Trust One and Capital Trust III and BOTH, Inc. for BOTH Capital Trust I, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by Sterling Bancshares. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Sterling Bancshares making payment on the related junior subordinated debentures. Sterling Bancshares’ obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by Sterling Bancshares of each respective trust’s obligations under the trust securities issued by each respective trust.

Each issuance of trust preferred securities outstanding is mandatorily redeemable 30 years after issuance and is callable beginning five years after issuance if certain conditions are met (including the receipt of appropriate regulatory approvals). A redemption premium is applicable for the period of August 1, 2006 through July 31, 2011 for BOTH Capital Trust I. The trust preferred securities may be prepaid earlier upon the occurrence and continuation of certain events including a change in their tax status or regulatory capital treatment. In each case, the redemption price is equal to 100% of the face amount of the trust preferred securities, plus the accrued and unpaid distributions thereon through the redemption date.

The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. Until August 30, 2007, there is a ceiling on the three-month LIBOR of 8.50% resulting in a ceiling on the floating rate of 11.95% during this period. As of September 30, 2006, the floating rate on these securities was 8.95% as compared to 7.47% at December 31, 2005.

The BOTH Capital Trust I preferred securities bear interest at a floating rate equal to the three-month LIBOR, plus 3.10%; however, the calculated interest rate will not exceed 5.96% in the period to July 7, 2008. As of September 30, 2006, the rate on these securities was 5.96%.

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

8.    STOCK-BASED COMPENSATION

The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock units, restricted stock unit awards, phantom stock awards, stock appreciation rights or stock options for up to 2,150,000 shares of common stock. Certain share awards granted under previous shareholder-approved plans are still outstanding and unvested at September 30, 2006.

Options are granted to officers and employees at exercise prices determined by the Human Resources Programs Committee (“Committee”) of the Board of Directors. These options generally have exercise prices equal to the fair market value of the common stock at the date of grant, vest ratably over a four-year period and must be exercised within ten years from the date of grant. Phantom share awards generally vest over four years. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Stock Plan).

Total stock-based compensation expense that was charged against income for the three and nine-month periods ended September 30, 2006 was $428 thousand and $1.7 million, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $122 thousand and $487 thousand for the three and nine months ended September 30, 2006. Income tax benefit of $57 thousand and $187 thousand was recognized for the three and nine-month periods ended September 30, 2005.

Cash received for exercises under all share-based payment arrangements during the three and nine-month periods ended September 30, 2006 was $868 thousand and $4.3 million, respectively, and for the three and nine-month periods ended September 30, 2005 was $689 thousand and $2.7 million, respectively. The actual tax benefit realized for the tax deductions under all share-based payment arrangements totaled $92 thousand and $562 thousand, respectively, for the three and nine-month periods ended September 30, 2006 and $219 thousand and $789 thousand, respectively, for the three and nine-month periods ended September 30, 2005.

The Company issues new shares upon the exercise of all share-based payment arrangements.

Stock Options – The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The Black-Scholes-Merton formula assumes that option exercises occur at the end of an option’s contractual term, and that expected volatility, expected dividends, and risk-free interest rates are constant over the option’s term. The Black-Scholes-Merton formula is adjusted to take into account certain characteristics of employee share options and similar instruments that are not consistent with the model’s assumptions. Because of the nature of the formula, those adjustments take the form of weighted-average assumptions about those characteristics. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate of the option is based on the U.S. Treasury zero-coupon with a remaining term equal to the expected term used in the assumption model. The historical volatility is a measure of fluctuations in the Company’s share price. The fair value of options was estimated using the following range of assumptions:

Nine Months Ended September 30,
	2006	2005
Expected term (years)	4.72 – 4.82	4.33 – 4.99
Risk-free interest rate	4.34% – 5.23%	4.08% – 4.19%
Historical volatility	30.01% – 30.21%	19.06% – 23.69%
Dividend yield	1.39% – 1.74%	1.63% – 1.69%

A summary of changes in outstanding stock options during the nine months ended September 30, 2006 were as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Shares under option, beginning of period	1,314	$10.95
Shares granted	178	17.61
Shares forfeited or expired	(61)	14.13
Shares exercised	(343)	11.08

Shares under option, end of period	1,088	$11.32	5.03	$9,710

Shares exercisable, end of period	857	$10.09	3.75	$8,713

The weighted-average grant-date fair value of the options granted during the nine-month period ended September 30, 2006 was $5.13, compared to $3.41 for the same time period in 2005. The total intrinsic value of options exercised during the nine-month period ended September 30, 2006 was $2.3 million compared to $1.2 million for the comparable time period in 2005.

Share Awards –A summary of the status of the Company’s nonvested share awards is presented below (shares in thousands):

	Nine months ended September 30,
	2006		2005
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested share awards, beginning of period	106	$14.33	41	$13.53
Shares granted	114	17.50	61	14.63
Shares forfeited	(15)	14.43	(4)	14.20
Shares vested	(48)	16.29	(9)	14.08

Nonvested share awards, end of period	157	$15.96	89	$14.20

As of September 30, 2006, there was $1.9 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.46 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $782 thousand.

The Company grants certain executives and other key employees restricted stock unit awards whose vesting is contingent upon meeting various office, departmental and company-wide annual performance goals. The fair value of each grant was estimated using the current public market price of the Company’s common stock on September 30, 2006 and assumes that performance goals will be achieved. If such goals are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed. There were 2,000 performance-based contingent grants outstanding at September 30, 2006. There was no unrecognized compensation expense for these grants at September 30, 2006.

Effective January 1, 2006, the Company entered into an employment agreement with its chief executive officer (“Executive”). This agreement establishes, among other things, certain incentive compensation terms which include equity incentives under the 2003 Stock Plan. The Executive was awarded 125,000 Performance Restricted Share Units (“PRSU”). The PRSUs will be earned subject to certain performance measures over a four-year period. These performance measures include annual growth in earnings per share, average return on equity and an overall board evaluation. Based on these criteria, the Executive will earn a specific number of the eligible share units. In addition to the PRSUs, the Executive will earn up to 125,000 bonus shares subject to the same performance measures. The employment agreement also includes a severance and non-competition agreement. Under this agreement, upon termination of employment under the circumstances described in the agreement, the Executive would become vested in a specified number of bonus shares. The fair value of each PRSU and bonus share was estimated based on expected performance goals being attained and using the current public market price of the Company’s common stock at September 30, 2006. As of September 30, 2006, there was $2.4 million of total unrecognized compensation expense related to the PRSUs and bonus shares. This cost is expected to be recognized over a remaining period of 3.25 years. If performance measures are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed.

Stock purchase plan – The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 1.5 million shares of Company common stock may be issued under this plan subject to adjustment upon changes in capitalization. The Purchase Plan is a compensatory benefit plan to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan is subscribed through payroll deductions which may not exceed 10% of the eligible employee’s compensation. The purchase price for shares available under the Purchase Plan is 90% of the lower of the fair market value on either the first or last day of each quarter. Compensation expense associated with the Purchase Plan was determined using a Black-Scholes-Merton option pricing formula. Assumptions used in this formula were the same as disclosed above for incentive stock options except that an expected term of three months was used. During the three and nine months ended September 30, 2006, 5,957 shares and 17,910 shares, respectively, were subscribed for through payroll deductions under the Purchase Plan compared to 4,852 and 15,461 shares for the same periods in 2005.

9.    EARNINGS PER COMMON SHARE

Earnings per common share were computed based on the following (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$11,729	$8,686	$33,030	$24,960
Basic:
Weighted average shares outstanding	45,428	45,362	45,396	45,255
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	517	498	465	458

Total	$45,945	$45,860	$45,861	$45,713

Earnings per share:
Basic	$0.26	$0.19	$0.73	$0.55

Diluted	$0.26	$0.19	$0.72	$0.55

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 90,320 and 83,691 options outstanding for the three and nine months ended September 30, 2006, and 78,675 and 89,975 options outstanding for the three and nine-month periods ended September 30, 2005, which were antidilutive.

10.    COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $1.4 million and $3.7 million for the three and nine months ended September 30, 2006 and $1.1 million and $3.1 million for the three and nine months ended September 30, 2005. There have been no significant changes in future minimum lease payments by the Company since December 31, 2005. Refer to the 2005 Form 10-K for information regarding these commitments.

Litigation – The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements – The Company has entered into severance and non-competition agreements with its chief executive officer (discussed in Note 8) and certain other executive officers. Under the agreements with other executive officers, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20,000 in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

11.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	September 30, 2006	December 31, 2005
Commitments to extend credit	$854,119	$832,866
Standby letters of credit	76,780	53,252

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

Off-balance sheet arrangements also include an interest rate swap, an interest rate floor, an interest rate collar (discussed in Note 13) and the Company’s Trust Preferred Securities (discussed in Note 7).

12.    REGULATORY MATTERS

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of September 30, 2006 and December 31, 2005, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category. The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of September 30, 2006:
Total capital (to risk weighted assets)	$402,018	10.7%	$301,009	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	320,929	8.5%	150,504	4.0%	N/A	N/A
Tier 1 capital (to average assets)	320,929	8.7%	147,800	4.0%	N/A	N/A

As of December 31, 2005:
Total capital (to risk weighted assets)	$411,229	12.4%	$266,220	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	332,590	10.0%	133,110	4.0%	N/A	N/A
Tier 1 capital (to average assets)	332,590	9.1%	145,980	4.0%	N/A	N/A

STERLING BANK:
As of September 30, 2006:
Total capital (to risk weighted assets)	$428,615	11.4%	$300,588	8.0%	$375,735	10.0%
Tier 1 capital (to risk weighted assets)	347,526	9.2%	150,294	4.0%	225,441	6.0%
Tier 1 capital (to average assets)	347,526	9.4%	147,552	4.0%	184,440	5.0%

As of December 31, 2005:
Total capital (to risk weighted assets)	$406,444	12.2%	$265,767	8.0%	$332,209	10.0%
Tier 1 capital (to risk weighted assets)	327,804	9.9%	132,884	4.0%	199,326	6.0%
Tier 1 capital (to average assets)	327,804	9.0%	145,709	4.0%	182,137	5.0%

On January 1, 2004 the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At September 30, 2006 the entire amount of the $55.3 million of trust preferred securities outstanding would count as Tier 1 capital. Any excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at September 30, 2006.

Dividend restrictions – Dividends paid by Sterling Bank are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $132.2 million available for payment of dividends at September 30, 2006 by the Bank. At September 30, 2006, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $58.0 million by the Bank.

13.    DERIVATIVE FINANCIAL INSTRUMENTS

Our interest rate risk management strategy includes hedging the repricing characteristics of certain assets and liabilities so as to mitigate adverse effects on the Company’s net interest margin and cash flows from changes in interest rates. We use certain derivative instruments to add stability to the Company’s net interest income and to manage the Company’s exposure to interest rate movements.

The Company estimates its interest rate derivatives using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). These future net cash flows, however, are susceptible to change due primarily to fluctuations in interest rates. As a result, the estimated values of these derivatives will typically change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on our estimated valuations.

In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge that qualifies for the “short-cut” method of accounting. The swap’s fair value is included in other liabilities and was $3.9 million and $3.7 million with a floating rate of 9.13% and 7.77% on September 30, 2006 and December 31, 2005, respectively. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

During the third quarter of 2006, the Company purchased a prime interest rate floor with a strike rate of 8.00% and a prime interest rate collar contract with an 8.42% interest rate cap and an 8.00% interest rate floor. These contracts are designated as cash flow hedges of the monthly interest receipts from a portion of the Company’s portfolio of prime-based variable-rate loans. The interest rate floor and interest rate collar have termination dates of August 1, 2009 and August 1, 2010, respectively.

For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The accumulated net after-tax gain on the floor and collar contracts included in accumulated other comprehensive income totaled $2.3 million at September 30, 2006. The total fair value of the interest-rate collar and floor was $3.6 million at September 30, 2006 and is included in other assets.

14.    SUBSEQUENT EVENT

On October 31, 2006, the Company declared a three-for-two stock split to be effected in the form of a 50% stock dividend on its common stock. Stockholders of record on December 1, 2006, will be entitled to one additional share of common stock for every two shares of the Company’s common stock held on that date. Cash paid in lieu of fractional shares will be based on the average of the high and low bids on the record date, as adjusted for the split.

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

OVERVIEW

For more than 31 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to mid-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 45 banking centers in the greater metropolitan areas of Houston, San Antonio and Dallas, Texas. These cities are the 4th, 7th and 9th largest, respectively, in the United States based on population according to the U.S. Census Bureau. On September 29, 2006, the Company completed its acquisition of Kerrville, Texas-based BOTH, Inc. (“BOTH”) and its subsidiary, Bank of the Hills. The results of operations for this acquisition will be included in our financial results for the fourth quarter of 2006. At September 30, 2006, we had consolidated total assets of $4.3 billion, total loans of $3.1 billion, total deposits of $3.3 billion and shareholder’s equity of $399.8 million.

We reported net income of $11.7 million for the third quarter ended September 30, 2006, a 35% increase compared to $8.7 million reported for the third quarter of 2005. Third quarter 2006 earnings were $0.26 per diluted share, up from $0.19 per diluted share for the same quarter of 2005. Net income for the third quarter of 2006 included after-tax acquisition costs of $415 thousand or $0.01 per diluted share and a reduction in income tax expense of $473 thousand, or $0.01 per diluted share as a result of the expiration of previously recorded tax contingencies. Net income for the third quarter of 2005 included after-tax acquisition costs of $540 thousand or $0.01 per diluted share.

Net income for the nine months ended September 30, 2006 was $33.0 million, or $0.72 per diluted share, compared with $25.0 million, or $0.55 per diluted share earned for the same period in 2005.

Our third quarter results continue to reflect improvements in asset quality. As a result of these improvements, net charge-offs have decreased during each of the last four quarters. Additionally, with the completion of the acquisition of Bank of the Hills, we have further expanded our presence into the San Antonio/Kerrville area enabling us to add to our core deposit base.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of September 30, 2006.

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

RECENT ACCOUNTING STANDARDS

Statement of Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”) established standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company used the modified prospective application in implementing SFAS 123R. Beginning in 2006, the Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2006. Prior to 2006, the Company accounted for stock-based employee compensation using the intrinsic value-based method of accounting, as permitted. Under the intrinsic value-based method of accounting, no compensation expense was recognized for the Company’s incentive stock options or for the Company’s employee stock purchase plan. The adoption of this accounting standard resulted in additional stock-based compensation expense of $80 thousand and $284 thousand for the three and nine-month periods ended September 30, 2006, respectively, attributable to stock options and the Company’s employee stock purchase plan. There was no income tax benefit recorded in the Company’s income statement for the three and nine months ended September 30, 2006 for this additional stock-based compensation expense. The adoption of this accounting standard did not have a meaningful impact on earnings per share for the same time periods.

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

In September 2006, the FASB issued Statement of Accounting Standards No. 157 (“SFAS 157”) Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

SELECTED FINANCIAL DATA

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2006	2005	2006	2005	2005
	(Dollars and shares in thousands, except for per share amounts)
INCOME STATEMENT DATA:
Net interest income	$42,905	$37,984	$126,410	$109,322	$150,230
Provision for credit losses	895	4,565	4,058	11,126	14,371
Noninterest income	7,504	7,094	23,013	20,400	26,959
Noninterest expense	32,567	27,712	96,718	82,102	110,646
Income before income taxes	16,947	12,801	48,647	36,494	52,172
Net income	11,729	8,686	33,030	24,960	36,222
BALANCE SHEET DATA (at period-end):
Total assets	$4,264,124	$3,730,024	$4,264,124	$3,730,024	$3,726,859
Total loans	3,103,133	2,700,524	3,103,133	2,700,524	2,699,362
Allowance for loan losses	34,146	31,227	34,146	31,227	31,230
Total securities	695,049	635,200	695,049	635,200	618,998
Trading assets	—	21,019	—	21,019	28,515
Total deposits	3,318,510	2,769,009	3,318,510	2,769,009	2,838,143
Short-term borrowings	372,250	473,050	372,250	473,050	392,850
Subordinated debt	46,018	46,635	46,018	46,635	46,238
Junior subordinated debt	56,959	82,475	56,959	82,475	82,475
Shareholders’ equity	399,776	329,180	399,776	329,180	334,472
COMMON SHARE DATA:
Earnings per share (1)
Basic	$0.26	$0.19	$0.73	$0.55	$0.80
Diluted	0.26	0.19	0.72	0.55	0.79
Shares used in computing earnings per common share
Basic	45,428	45,362	45,396	45,255	45,288
Diluted	45,945	45,860	45,861	45,713	45,761
End of period common shares outstanding	47,393	45,392	47,393	45,392	45,334
Book value per common share at period-end
Total	$8.44	$7.25	$8.44	$7.25	$7.38
Tangible	5.48	5.31	5.48	5.31	5.42
Cash dividends paid per common share	0.07	0.06	0.21	0.18	0.24
Common stock dividend payout ratio	27.08%	31.33%	28.83%	32.62%	30.00%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	13.11%	10.41%	12.74%	10.28%	11.07%
Return on average assets (2)	1.21%	0.96%	1.17%	0.95%	1.02%
Net interest margin	4.87%	4.57%	4.91%	4.57%	4.63%
Efficiency ratio	64.61%	61.48%	64.73%	63.29%	62.44%
Full-time equivalent employees	1,068	984	1,068	984	1,014
Number of banking offices	45	41	45	41	40
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	97.04%	99.70%	96.35%	98.05%	97.67%
Period-end shareholders’ equity to total assets	9.38%	8.83%	9.38%	8.83%	8.97%
Average shareholders’ equity to average assets	9.27%	9.19%	9.16%	9.26%	9.19%
Period-end tangible capital to total tangible assets	6.30%	6.62%	6.30%	6.62%	6.76%
Tier 1 capital to risk-weighted assets	8.65%	9.93%	8.65%	9.93%	9.99%
Total capital to risk-weighted assets	10.83%	12.34%	10.83%	12.34%	12.36%
Tier 1 leverage ratio (Tier 1 capital to average assets)	8.69%	9.21%	8.69%	9.21%	9.11%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.13%	1.19%	1.13%	1.19%	1.20%
Period-end allowance for loan losses to period-end loans	1.10%	1.16%	1.10%	1.16%	1.16%
Period-end allowance for loan losses to nonperforming loans	231.50%	129.24%	231.50%	129.24%	142.99%
Nonperforming assets to period-end loans and foreclosed assets	0.54%	0.93%	0.54%	0.93%	0.83%
Nonperforming loans to period-end loans	0.48%	0.89%	0.48%	0.89%	0.81%
Nonperforming assets to period-end assets	0.39%	0.67%	0.39%	0.67%	0.60%
Net charge-offs to average loans (2)	0.10%	0.93%	0.17%	0.53%	0.51%

(1)	The calculation of diluted EPS excludes 90,320 and 83,691 options outstanding for the three and nine months ended September 30, 2006 and 78,675 and 89,975 options outstanding for the three and nine-month periods ended September 30, 2005, which were antidilutive.
(2)	Interim periods annualized

RESULTS OF OPERATIONS

Net Income – Net income was $11.7 million for the quarter ended September 30, 2006, a 35% increase compared to $8.7 million reported for the third quarter of 2005. Earnings were $0.26 per diluted share for the third quarter of 2006, up from $0.19 per diluted share for the third quarter of 2005. Net income for the third quarter of 2006 included after-tax acquisition costs of $415 thousand or $0.01 per diluted share and a reduction in income tax expense of $473 thousand, or $0.01 per diluted share as a result of the expiration of previously recorded tax contingencies. Net income for the third quarter of 2005 included after-tax acquisition costs of $540 thousand or $0.01 per diluted share.

Net income for the nine months ended September 30, 2006 was $33.0 million, or $0.72 per diluted share, compared with $25.0 million, or $0.55 per diluted share, earned for the same period in 2005.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Beginning in June 2004, the Federal Reserve Board increased overnight interest rates by 425 basis points to 5.25% at September 30, 2006. Our net interest margin has continued to benefit from these gradual increases in short-term interest rates. In contrast, long-term interest rates, which are impacted by various forces including national and world-wide economies and political and monetary policies, have not increased by the same amount. This has resulted in a general flattening of the interest rate yield curve. Since our balance sheet is asset sensitive, our interest-earning assets generally reprice more quickly than our interest-bearing liabilities. However, in the current interest rate environment, the benefit of the Company’s traditionally asset-sensitive position has been negatively impacted but not eliminated.

Net interest income was $42.9 million for the three-month period ended September 30, 2006, an increase of $4.9 million or 13.0% compared to the same period in 2005. For the nine-month period ended September 30, 2006, net interest income was $126 million, an increase of $17.1 million or 15.6% compared to the same period in 2005. Our net interest margin was 4.87% and 4.91% for the three and nine-month periods ended September 30, 2006, respectively, compared to 4.57% for both the three and nine-month periods ended September 30, 2005. Overall, our net interest income and net interest margin were higher during the 2006 periods, as compared with 2005, due in large part to higher deposit balances that were used to fund interest-earning asset growth and reduce short-term borrowings and the increases in short-term interest rates. Additionally, during the second quarter of 2006, we repaid $29.6 million of junior subordinated debt with an interest rate of 9.20%. The expansion of the net interest margin has been partially offset by a flatter interest rate yield curve and higher rates paid on borrowings and deposits. Changes in the mix of interest-earning assets and liabilities influence our net interest income and net interest margin.

Average interest-earning assets for the three and nine-month periods ended September 30, 2006 increased $202 million or 6.1% and $242 million or 7.6%, respectively, over the comparable periods in 2005. The average yield earned on interest-earning assets increased 98 basis points and 103 basis points, respectively, for the same periods. The increase in interest-earning assets was due primarily to an increase in average loans held for investment of $281 million or 10.9% and $322 million or 13.0% for the three and nine months ended September 30, 2006, respectively, over the comparable periods in 2005. This increase in average loans held for investment and increases in short-term interest rates contributed to the $12.0 million and $38.1 million increase in interest income on loans held for investment for the three and nine months ended September 30, 2006 over the comparable periods in 2005. The size of the loan portfolio during 2006 as a percentage of average interest-earning assets increased from 78% for the first nine months of 2005 to 82% for the same period in 2006.

On average, the securities portfolio (including trading assets) was lower by $106 million or 15.2% and $84.5 million or 12.1% for the three and nine-month periods ended September 30, 2006, respectively, compared to the same periods in 2005. We decreased the securities portfolio as a percentage of interest-earning assets through a combination of scheduled maturities, paydowns and sales of securities beginning in 2005. On average, the available-for-sale and held-to-maturity portfolios represent 17% of average interest-earning assets for the nine-month period ended September 30, 2006, down from 21% for the same time period in 2005. Interest income earned on the securities portfolio decreased $743 thousand and $1.2 million for the three and nine-month periods ended September 30, 2006, respectively, compared to the same time periods in 2005. The average yield earned on the securities portfolio increased 24 basis points and 31 basis points, respectively, during the same time periods, which offset the decrease in the average securities portfolio.

Average interest-bearing liabilities for the three and nine-month periods ended September 30, 2006 increased $124 million or 5.4% and $149 million or 6.6%, respectively, compared to the same periods in 2005. The average rate paid on interest-bearing liabilities increased 101 basis points and 100 basis points for the same time frames. These increases in interest-bearing liabilities were primarily due to an increase in average interest-bearing deposits and certificates of deposit of $123 million and $198 million, respectively, for the three-month period ended September 30, 2006 and $87.5 million and $201 million, respectively, for the nine-month period ended September 30, 2006, compared to the same periods in 2005. The average rate paid on deposits increased 113 basis points and 102 basis points for the same time periods due primarily to increases in interest rates offered on deposit products and the increase of certificates of deposit as a percentage of total deposits. The increase in average deposit balances and interest rates paid resulted in additional interest expense of $7.2 million and $18.1 million for the three and nine-month periods ended September 30, 2006 compared to the same periods in 2005.

Average short-term borrowings for the three and nine-month periods ended September 30, 2006 decreased $164 million or 31.9% and $122 million or 25.2%, respectively, compared to the same periods in 2005. These decreases in average short-term borrowings were due to increases in both average interest-bearing and noninterest-bearing deposits. The average rate paid on short-term borrowings increased 184 basis points and 191 basis points for the three and nine-month periods ended September 30, 2006, respectively, compared to the same periods in 2005, resulting in an increase in interest expense of $192 thousand and $2.4 million during the same periods.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest yields/rates are included below. No tax equivalent adjustments were made.

	Three Months Ended September 30,
	(Dollars in thousands)
	2006			2005
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$39,729	$799	7.98%	$10,788	$212	7.80%
Loans held for investment (1):
Taxable	2,860,125	57,323	7.95%	2,579,501	45,296	6.97%
Non-taxable	2,299	36	6.20%	2,316	37	6.29%
Securities:
Taxable	524,572	5,902	4.46%	608,671	6,404	4.17%
Non-taxable	57,965	549	3.76%	62,069	604	3.86%
Trading assets	6,642	73	4.35%	24,027	259	4.27%
Federal funds sold	4,487	55	4.83%	6,983	59	3.34%
Deposits in financial institutions	2,965	34	4.51%	2,698	24	3.54%

Total interest-earning assets	3,498,784	64,771	7.34%	3,297,053	52,895	6.36%

Noninterest-earning assets:
Cash and due from banks	100,986			96,329
Premises and equipment, net	37,104			38,305
Other assets	225,312			204,607
Allowance for loan losses	(32,132)			(32,652)

Total noninterest-earning assets	331,270			306,589

Total assets	$3,830,054			$3,603,642

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,071,169	$4,971	1.84%	$948,507	$2,145	0.90%
Certificates and other time	920,615	9,898	4.27%	723,113	5,572	3.06%
Short-term borrowings	350,233	4,690	5.31%	514,155	4,498	3.47%
Subordinated debt	44,999	1,155	10.18%	47,417	950	7.95%
Junior subordinated debt	52,925	1,152	8.64%	82,475	1,746	8.40%

Total interest-bearing liabilities	2,439,941	21,866	3.56%	2,315,667	14,911	2.55%

Noninterest-bearing sources:
Demand deposits	998,856			928,828
Other liabilities	36,335			28,012

Total noninterest-bearing liabilities	1,035,191			956,840
Shareholders’ equity	354,922			331,135

Total liabilities and shareholders’ equity	$3,830,054			$3,603,642

Net interest income & margin		$42,905	4.87%		$37,984	4.57%

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2006			2005
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$19,019	$1,149	8.07%	$10,138	$559	7.37%
Loans held for investment (1):
Taxable	2,801,457	162,937	7.78%	2,479,256	124,769	6.73%
Non-taxable	2,402	113	6.30%	2,579	141	7.29%
Securities:
Taxable	540,033	18,062	4.47%	607,830	18,904	4.16%
Non-taxable	59,071	1,700	3.85%	63,317	1,844	3.89%
Trading assets	14,416	643	5.96%	26,905	893	4.44%
Federal funds sold	4,041	140	4.63%	10,048	218	2.90%
Deposits in financial institutions	3,649	124	4.54%	1,568	39	3.35%

Total interest-earning assets	3,444,088	184,868	7.18%	3,201,641	147,367	6.15%

Noninterest-earning assets:
Cash and due from banks	106,181			96,065
Premises and equipment, net	39,258			39,079
Other assets	225,246			200,293
Allowance for loan losses	(31,672)			(31,425)

Total noninterest-earning assets	339,013			304,012

Total assets	$3,783,101			$3,505,653

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,059,854	$11,931	1.51%	$972,343	$5,772	0.79%
Certificates and other time	866,890	25,574	3.94%	665,778	13,613	2.73%
Short-term borrowings	360,462	13,265	4.92%	482,003	10,857	3.01%
Subordinated debt	45,264	3,335	9.85%	47,154	2,645	7.50%
Junior subordinated debt	66,654	4,353	8.73%	82,475	5,158	8.36%

Total interest-bearing liabilities	2,399,124	58,458	3.26%	2,249,753	38,045	2.26%

Noninterest-bearing sources:
Demand deposits	1,002,972			903,327
Other liabilities	34,292			28,108

Total noninterest-bearing liabilities	1,037,264			931,435
Shareholders’ equity	346,713			324,465

Total liabilities and shareholders’ equity	$3,783,101			$3,505,653

Net interest income & margin		$126,410	4.91%		$109,322	4.57%

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

Noninterest Income – Noninterest income consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Customer service fees	$3,313	$2,840	$8,951	$8,720
Net gain (loss) on trading assets	—	34	(302)	132
Net gain on the sale of securities	—	6	—	60
Net gain on the sale of loans	292	626	802	1,300
Bank owned life insurance	813	753	2,257	2,288
Debit card income	501	442	1,456	1,293
Other	2,585	2,393	9,849	6,607

	$7,504	$7,094	$23,013	$20,400

Net losses on trading assets for the three and nine months ended September 30, 2006 were attributable to the market conditions for these types of assets and our desire to reduce our holdings in these securities. During 2006, we significantly reduced our trading assets but may potentially reinvest in these assets based on future market conditions. Trading assets are carried at fair market value in our consolidated balance sheets.

Net gains on the sale of loans decreased $334 thousand and $498 thousand for the three and nine-month periods ended September 30, 2006, respectively, compared to the same periods in 2005. The decrease was due primarily to a decrease in the volume of loan sales.

Other noninterest income increased $192 thousand and $3.2 million, respectively, for the three and nine months ended September 30, 2006 compared to the same periods in 2005. This increase was due, in part, to an increase in commission income and other lending fees of $183 thousand and $1.2 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Additionally, the increase for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to a gain of $1.1 million on the sale of a multi-tenant office building during the second quarter of 2006. The Company continues to occupy the banking center located in this building.

Noninterest Expense – Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Salaries and employee benefits	$18,843	$14,794	$56,340	$45,466
Occupancy expense	4,018	3,841	11,922	11,392
Technology	1,695	1,409	4,784	4,004
Professional fees	1,408	1,870	4,306	4,796
Postage, delivery and supplies	801	809	2,494	2,337
Marketing	675	542	1,768	1,804
Acquisition costs	638	831	638	831
Core deposit intangibles amortization	195	102	584	316
Net losses (gains) and carrying costs of other real estate and foreclosed property	49	40	(170)	138
Other	4,245	3,474	14,052	11,018

	$32,567	$27,712	$96,718	$82,102

Salaries and employee benefits for the three and nine-month periods ended September 30, 2006 increased $4.0 million and $10.9 million, respectively, compared to the same periods in 2005. The Company added 33 full-time equivalent employees since September 30, 2005, principally related to new office additions and to support growth. During the first quarter of 2006, the Company added experienced key officers to further implement its growth strategy. Additionally, during 2006, the Company experienced higher incentive compensation expense as we crossed higher thresholds of production and profitability. As a result, incentive compensation expense increased $1.6 million or 111% and $3.5 million or 81% for the three and nine-month periods ended September 30, 2006, respectively, compared to the same periods in 2005. In addition, profit sharing expense, which we began accruing during 2006 as a 12% ROE target was attained, increased $593 thousand and $1.6 million for the three and nine-month periods ended September 30, 2006, respectively, compared to the same periods in 2005.

Technology expense increased $286 thousand or 20% and $780 thousand or 19%, respectively, for the three and nine-month periods ended September 30, 2006 compared to the same periods in 2005. These increases were due to additional hardware and customer products including an upgrade in the Bank’s deposit system.

Professional fees decreased $462 thousand or 25% and $490 thousand or 10% for the three and nine-month periods ended September 30, 2006, respectively, compared to the same periods in 2005 due in part to a decrease in legal fees primarily related to a decrease in nonperforming assets.

Other noninterest expense was $4.2 million and $14.1 million for the three and nine months ended September 30, 2006, respectively, up $771 thousand or 22% and $3.0 million or 28% compared with the same periods in 2005. During the second quarter of 2006, the Company prepaid $29.6 million of junior subordinated debt that carried a 9.20% interest rate. As the result of calling these securities, the Company wrote off the remaining associated unamortized debt issuance costs totaling $1.3 million.

Income Taxes – We provided $5.2 million and $15.6 million for federal and state income taxes during the three and nine-month periods ended September 30, 2006, respectively, and $4.1 million and $11.5 million, respectively, for the same periods of 2005. The effective tax rate for the three and nine-month periods in 2006 was approximately 31% and 32% as compared to 32% for the same periods in 2005. During 2005, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2003 tax year. This examination was completed during the third quarter of 2006, resulting in an additional federal income tax obligation of $1.2 million. This obligation was previously accrued as part of our overall tax contingency reserve. As a result of the completion of the examination, we released $473 thousand of remaining contingency reserves during the third quarter of 2006.

FINANCIAL CONDITION

Loans Held for Investment – The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial and industrial	$770,438	25.4%	$738,061	27.4%
Real estate:
Commercial	1,324,322	43.8%	1,221,610	45.4%
Construction	601,381	19.8%	438,454	16.3%
Residential mortgage	220,220	7.3%	190,701	7.1%
Consumer/other	82,814	2.7%	72,937	2.7%
Foreign loans	31,169	1.0%	29,245	1.1%

Total loans held for investment	$3,030,344	100.0%	$2,691,008	100.0%

At September 30, 2006, loans held for investment were $3.0 billion, an increase of $339.3 million or 12.6% over loans held for investment at December 31, 2005. Loans acquired in the acquisition of BOTH totaled $149.9 million. The remaining increase in loans was due to internal loan growth. This increase in internal loan growth was primarily in real estate loans which increased $175 million.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual sales ranging from $300 thousand to $30 million. At September 30, 2006, commercial real estate loans and commercial and industrial loans were 43.8% and 25.4%, respectively, of loans held for investment.

At September 30, 2006, loans held for investment were 91.3% of total deposits and 71.1% of total assets. As of September 30, 2006, we had no material concentrations of loans.

Loans Held for Sale – Loans held for sale were $72.8 million at September 30, 2006, as compared with $8.4 million at December 31, 2005. Loans held for sale includes the guaranteed portion of SBA loans originated by the Bank and loans originated as part of the Bank’s wholesale lending operations. Due to the timing of the purchases and sales of SBA and other loans to investors, the balance of loans in the held for sale category at any given time may vary.

Trading Assets – During 2006, we significantly reduced our holdings of trading assets in response to current market conditions and our desire to reduce our holdings in these securities. We may potentially reinvest in these assets based on future market conditions.

Securities – The Company’s securities portfolio at September 30, 2006 totaled $695.0 million, as compared to $619.0 million at December 31, 2005, an increase of $76.0 million or 12.2%. The increase in period-end securities was primarily due to the addition of BOTH with a total securities portfolio of $111.3 million. Subsequent to the BOTH acquisition we sold approximately $70 million of the BOTH investment portfolio to further reduce borrowings. We plan for minimal near-term growth in the investment portfolio based on the need to maintain adequate liquidity and depending on the short-term rate cycle.

Net unrealized losses on the available-for-sale securities were $12.8 million at September 30, 2006 as compared to $10.7 million at December 31, 2005. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2006.

Deposits – The following table summarizes the Company’s deposit portfolio by type (dollars in thousands):

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
Noninterest-bearing demand	$1,045,416	31.5%	$1,045,937	36.8%
Interest-bearing demand	1,207,722	36.4%	1,017,832	35.9%
Certificates and other time deposits
Jumbo	633,745	19.1%	467,672	16.5%
Regular	312,834	9.4%	216,585	7.6%
Brokered	118,793	3.6%	90,117	3.2%

Total deposits	$3,318,510	100.0%	$2,838,143	100.0%

Total deposits as of September 30, 2006 increased $480 million to $3.3 billion, up 16.9% compared to $2.8 billion at December 31, 2005. Deposits acquired in the acquisition of BOTH totaled $298.2 million. The deposit growth we experienced during the first nine months of 2006 was driven primarily by interest-bearing and certificates and other time deposits. The percentage of interest-bearing and noninterest-bearing deposits to total deposits as of September 30, 2006 was 31.5% and 36.4%, respectively, and our loan to deposit ratio remained at 93.5%.

Short-term borrowings – As of September 30, 2006, we had $372.3 million in short-term borrowings compared to $392.9 million at December 31, 2005, a decrease of $20.6 million or 5.2%. The Company’s primary source of short-term borrowings is the Federal Home Loan Bank. At September 30, 2006, borrowings under FHLB advances totaled $345 million and had maturities less than 30 days. The average interest rate on these borrowings was 5.19% at September 30, 2006. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

ASSET QUALITY

Risk Elements – Our nonperforming and past due loans are substantially collateralized by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for loan losses. On an ongoing basis we receive updated appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses.

Nonperforming assets and potential problem loans consisted of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Nonperforming and nonaccrual loans	$14,750	$21,841
Real estate acquired by foreclosure	1,764	460
Other repossessed assets	291	137

Total nonperforming assets	$16,805	$22,438

Potential problem loans	$38,761	$58,011

Accruing loans past due 90 days or more	$308	$162

Period-end allowance for loan losses to nonperforming loans	231.50%	142.99%
Nonperforming loans to period-end loans	0.48%	0.81%
Nonperforming assets to period-end assets	0.39%	0.60%
Nonperforming assets to period-end loans and foreclosed assets	0.54%	0.83%

Nonperforming assets were $16.8 million at September 30, 2006, a $5.6 million decrease from December 31, 2005. Accruing loans past due 90 days or more at September 30, 2006 totaled $308 thousand.

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

The provision for credit losses for the three and nine months ended September 30, 2006 was $895 thousand and $4.1 million, respectively, as compared to $4.6 million and $11.1 million for the same periods in 2005. The lower provision for credit losses during the three and nine months ended September 30, 2006 was due to a favorable improvement in net charge-offs for this same time period and is reflective of the general improvement in asset quality in the Company that has been a function of both a healthy Texas economy and a strengthening in our credit culture.

Net charge-offs were $746 thousand or 0.10% (annualized) and $3.5 million or 0.17% (annualized) of average loans for the three and nine months ended September 30, 2006, respectively. Net charge-offs decreased $5.3 million and $6.4 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. These improvements in asset quality are primarily attributable to several internal changes during the past year. Some of these changes include: implementing a consumer and micro-business loan credit scoring system, updating and revising our loan policy, standardizing our loan funding process, improving our loan approval process and enhancing our credit culture to take a more value-added risk management approach.

The allowance for loan losses at September 30, 2006 was $34.1 million and represented 1.10% of total loans. The allowance for loan losses at September 30, 2006 was 231.50% of nonperforming loans, up from 142.99% at December 31, 2005, primarily the result of improvements in asset quality. The reserve for unfunded lending commitments was $927 thousand at September 30, 2006 as compared with $1.2 million at December 31, 2005.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Allowance for loan losses at beginning of period	$31,882	$32,209	$31,230	$29,406
Charge-offs:
Commercial, financial, and industrial	458	6,192	2,879	9,412
Real estate, mortgage and construction	798	163	2,242	1,739
Consumer	413	333	779	1,171

Total charge-offs	1,669	6,688	5,900	12,322

Recoveries
Commercial, financial, and industrial	777	420	1,944	1,454
Real estate, mortgage and construction	3	97	8	707
Consumer	143	78	408	230

Total recoveries	923	595	2,360	2,391

Net charge-offs	746	6,093	3,540	9,931
Allowance for credit losses associated with acquired institution	2,152	761	2,152	761
Provision for loan losses	858	4,350	4,304	10,991

Allowance for loan losses at end of period	34,146	31,227	34,146	31,227

Reserve for losses on unfunded loan commitments at beginning of period	890	746	1,173	826
Provision for losses on unfunded loan commitments	37	215	(246)	135

Reserve for losses on unfunded loan commitments at end of period	927	961	927	961

Total allowance for credit losses	$35,073	$32,188	$35,073	$32,188

Period-end allowance for credit losses to period-end loans	1.13%	1.19%	1.13%	1.19%
Period-end allowance for loan losses to period-end loans	1.10%	1.16%	1.10%	1.16%
Period-end allowance for loan losses to non performing loans	231.50%	129.24%	231.50%	129.24%
Nonperforming assets to period-end loans and foreclosed assets	0.54%	0.93%	0.54%	0.93%
Nonperforming loans to period-end loans	0.48%	0.89%	0.48%	0.89%
Nonperforming assets to period-end assets	0.39%	0.67%	0.39%	0.67%
Net charge-offs to average loans (annualized)	0.10%	0.93%	0.17%	0.53%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of September 30, 2006 and December 31, 2005:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
September 30, 2006
+200	0.31%
+100	0.23%
Base	0.00%
-100	-1.38%
-200	-3.08%

December 31, 2005
+200	6.59%
+100	3.45%
Base	0.00%
-100	-3.43%
-200	-10.68%

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

During July of 2006, the Company executed a hedging strategy utilizing interest rate derivatives designed as a means to mitigate some of the Company’s asset sensitivity. The Company purchased a prime interest rate floor contract with a notional amount of $113 million with a strike rate of 8.00% and a prime interest rate collar contract with a notional amount of $250 million with an 8.42% interest rate cap and an 8.00% interest rate floor. These contracts were designated as cash flow hedges of the monthly interest receipts from the Company’s portfolio of prime rate based variable-rate loans. The interest rate floor and interest rate collar contracts have termination dates of August 1, 2009 and August 1, 2010, respectively.

CAPITAL AND LIQUIDITY

Capital – At September 30, 2006, shareholders’ equity totaled $399.8 million or 9.38% of total assets, as compared to $334.5 million or 8.97% of total assets at December 31, 2005. Our risk-based capital ratios together with the minimum capital amounts and ratios at September 30, 2006 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$402,018	10.7%	$301,009	8.0%
Tier 1 capital (to risk weighted assets)	320,929	8.5%	150,504	4.0%
Tier 1 capital (to average assets)	320,929	8.7%	147,800	4.0%

See Note 12 to our Consolidated Financial Statements for further discussion of regulatory capital requirements.

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

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. Under these provisions, there was an aggregate of approximately $132.2 million available for payment of dividends at September 30, 2006, by the Bank. At September 30, 2006, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $58.0 million. It is not anticipated that such restrictions will have an impact on the ability of Sterling Bancshares to meet its ongoing cash obligations. As of September 30, 2006, we did not have any material commitments for capital expenditures.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2,500,000 shares of common stock, not to exceed 500,000 shares in any calendar year. The Company may repurchase shares of its common stock from time to time in the open market or through privately negotiated transactions. The table below lists the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Shares That May Yet Be Purchased Under the Plans
July 1, 2006 to July 31, 2006	55,500	$18.44	430,500	2,069,500
August 1, 2006 to August 31, 2006	46,000	$20.08	476,500	2,023,500
September 1, 2006 to September 30, 2006	23,500	$20.50	500,000	2,000,000

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.    OTHER INFORMATION.

Not applicable.

ITEM 6.    EXHIBITS.

10.1	Agreement and Plan of Merger dated July 25, 2006, by and among Sterling Bancshares, Inc. and BOTH, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006).

†10.2	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Stephen C. Raffaele. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 15, 2006).

†10.3	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Stephen C. Raffaele (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 15, 2006).

†10.4	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Sonny B. Lyles (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 15, 2006).

†10.5	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 15, 2006).

†10.6	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 15, 2006).

†10.7	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 15, 2006).

11 —	Statement Regarding Computation of Earnings Per Share (included as Note (9) to Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q).

*31.1 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1 —	Section 1350 Certification of the Chief Executive Officer.

**32.2 —	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.
†	Management Compensation Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: November 8, 2006	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2006	By:	/s/ Stephen C. Raffaele
Stephen C. Raffaele
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Agreement and Plan of Merger dated July 25, 2006, by and among Sterling Bancshares, Inc. and BOTH, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006).

†10.2	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Stephen C. Raffaele. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 15, 2006).

†10.3	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Stephen C. Raffaele (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 15, 2006).

†10.4	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Sonny B. Lyles (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 15, 2006).

†10.5	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 15, 2006).

†10.6	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 15, 2006).

†10.7	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 15, 2006).

11 —	Statement Regarding Computation of Earnings Per Share (included as Note (9) to Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q).

*31.1 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2 —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Stephen C. Raffaele, Executive Vice President and Chief Financial Officer.

**32.1 —	Section 1350 Certification of the Chief Executive Officer.

**32.2 —	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.
†	Management Compensation Agreement