Form 10-K
period 2006-12-31
STERLING BANCSHARES INC
filed 2007-02-28
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For The Fiscal Year Ended: December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-20750

STERLING BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2175590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 North Loop West, Suite 600
Houston, Texas	77092
(Address of principal executive offices)	(Zip Code)

(713) 466-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

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

        Large accelerated filer  ☒                                     Accelerated filer  ☐                                    Non-accelerated filer  ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

        As of June 30, 2006, the last business day of the registrant’s most recently completed second quarter fiscal quarter, aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $836,303,344 based on the closing sale price of $18.75 on such date as reported on the National Association of Securities Dealers Automated Quotation System Global Select Market. For purposes of this calculation, affiliates are defined as all directors and executive officers.

        As of February 22, 2007, there were 72,065,047 shares of the registrant’s common stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2007.	Part III, Items 10, 11, 12, 13 and 14

STERLING BANCSHARES, INC.

2006 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. Business

The disclosures in this item are qualified by the section entitled “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.

Overview

For more than 32 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of consumers and small to mid-sized businesses. We provide a broad array of financial services to consumers and Texas businesses through 45 banking centers in the greater metropolitan areas of Houston, San Antonio and Dallas, Texas. These cities are the 4th, 7th and 9th largest, respectively, in the United States based on population according to the U.S. Census Bureau.

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

At December 31, 2006, we had consolidated total assets of $4.1 billion, total loans of $3.1 billion, total deposits of $3.3 billion, and shareholders’ equity of $409 million. On September 29, 2006, the Company completed its acquisition of Kerrville, Texas-based BOTH, Inc. (“BOTH”) and its subsidiary, Bank of the Hills. The results of operations for this acquisition were included in our financial results beginning October 1, 2006.

Business Banking Strategy. We offer a broad range of financial products and services for consumers and small to mid-sized businesses through full service banking centers. Each banking center is managed by experienced banking professionals. These professionals exercise substantial authority over credit and pricing decisions, subject to a concurrence process and loan committee approval for larger credits. This approach, coupled with continuity of service by the same staff members, enables us to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. Our emphasis on local relationship banking, together with a conservative approach to lending, are important factors in our success and growth.

We provide a wide range of consumer and commercial banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; merchant credit card services; letters of credit; and cash and asset management services. In addition, we facilitate sales of brokerage, mutual fund, alternative financing and insurance products through third-party vendors. Bank deposits are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

Our primary lending focus is providing commercial loans and real estate loans to local businesses with annual sales ranging from $300 thousand to $35 million. Typically, these customers have financing requirements between $50 thousand and $5 million. The Bank’s credit range allows for greater diversity in the loan portfolio, less competition from larger banks, and better pricing opportunities.

The Bank offers a broad scope of services which include our Treasury Management, specialized lending (including energy lending and leasing activities) and Private Client Services groups. The Bank’s Capital Markets group is involved in purchases of government guaranteed loans and wholesale real estate lending activities. These additional services enable the Bank to be a more comprehensive financial resource dedicated to helping owner-operated businesses meet their financial services needs.

We maintain a strong community orientation by, among other things, supporting the active participation of our officers and employees in local charitable, civic, school, religious and community development activities. Each banking center may also appoint selected customers to a business development board that assists in introducing prospective customers to us and in developing or improving products and services to meet customer needs. Our lending and investing activities are funded primarily by core deposits. This stable source of funding comes to us by developing strong banking relationships with customers through our broad product offering, competitive pricing, convenience and service. More than 31% of our total deposits are noninterest-bearing demand deposits.

Certain operational and support functions that are transparent to customers have been centralized. This has allowed us to improve consistency and cost efficiencies in the delivery of products and services by each banking office. Centralized functions include services such as data processing, bookkeeping, accounting and finance, loan administration, loan review, compliance, treasury, risk management and internal auditing. Credit policy and administration, strategic planning, marketing and other administrative services also are provided centrally. Our banking centers work closely with our operational and support functions to develop new products and services and to introduce enhancements to existing products and services.

Company Growth Strategy

Our growth strategy has been concentrated on increasing our banking presence in the greater Houston, San Antonio and Dallas market areas. We have grown through a combination of internal growth, acquisitions and the opening of new banking centers. We regularly evaluate opportunities to acquire banks and other financial services companies that complement our existing business, expand our market coverage and enhance our product offerings.

Acquisitions. Acquisitions have been important to our growth. Our acquisitions since 2002 are listed in the following table:

Acquired Entity	Acquisition Date	Total Assets at Acquisition Date	Total Loans at Acquisition Date	Total Deposits at Acquisition Date
BOTH, Inc.	September 29, 2006	$328 million	$151 million	$298 million
Prestonwood Bancshares, Inc.	September 30, 2005	128 million	75 million	118 million
South Texas Capital Group, Inc.	October 31, 2003	83 million	65 million	68 million
ENB Bankshares, Inc.	September 13, 2002	71 million	64 million	58 million

Refer to Note 2 to the Consolidated Financial Statements for more information regarding recent acquisitions. We have accomplished these acquisitions without substantially altering our balance sheet in a way that would impact the long-term value of our franchise. We continue to seek acquisitions as they become available and prove to be aligned with our business banking philosophy.

De Novo Offices. De novo offices are new banking centers that we build or lease. Since 2002, we have opened four new banking centers, all of which are located in Houston.

In some instances when we open a new banking center, we issue a separate series of convertible preferred stock to local business owners and others who are able to contribute substantially to the business development efforts of the new banking center. These preferred shares typically are convertible into common shares after three years at ratios based on deposit growth objectives for the new banking center. Refer to Note 15 to the Consolidated Financial Statements for more discussion of these preferred stock issuances. Strategically, this practice is not designed to raise capital, but rather to attract and retain the foundational relationships that allow a new center to achieve profitability in a shorter period of time.

Strategic Divestitures of Banking Offices. During 2004, we closed one banking center and merged its operations into another location. We retained substantially all of the loans and deposits associated with this location. The bank building and related fixtures for this location were sold for a pre-tax loss of $27 thousand.

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

Regulatory Oversight. Sterling Bancshares and its second tier holding company, Sterling Bancorporation, Inc., are bank holding companies registered under the Bank Holding Company Act of 1956, as amended (“BHCA”), and are subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and policies. In addition, Texas law authorizes the Texas Department of Banking to supervise and regulate a holding company controlling a state bank. Further, our securities are registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) and are subject to the reporting obligations pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act. We are also subject to the provisions of the Sarbanes-Oxley Act of 2002, which primarily addresses corporate governance, internal controls and disclosure matters.

Bank Holding Company Activities. Sterling Bank is a Texas-chartered banking association and its deposits are insured, up to applicable limits, by the BIF of the FDIC. The Bank is subject to supervision and regulation by both the Texas Department of Banking and the FDIC, and may be subject to special restrictions, supervisory requirements and potential enforcement actions. The Bank is not a member of the Federal Reserve System; however, the Federal Reserve Board also has supervisory authority that indirectly affects the Bank. The Bank is a member of the Federal Home Loan Bank and, therefore, is subject also to compliance with its requirements.

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

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital ratio for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth). A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. The Company believes that as of December 31, 2006, the Bank was “well capitalized” based on the guidelines and ratios for purposes of the FDIC’s prompt corrective action regulations.

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

Permissible Activities for State-Chartered Institutions. The Texas Constitution provides that a Texas-chartered bank has the same rights and privileges that are granted to national banks domiciled in Texas. The Texas Finance Code also contains provisions that expand the powers of Texas-chartered banks. Under these provisions, a Texas-chartered bank may, with limited exceptions, perform any act, own any property, and offer any product or service that is permissible for any depository institution organized under federal law or the laws of any state, unless (i) prohibited by the FDICIA, or (ii) the Commissioner of the Texas Banking Department finds that the activity would adversely affect the safety and soundness of the bank. However, FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Bank Insurance Fund.

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

Restrictions on Subsidiary Banks. Dividends paid by the Bank provided substantially all of Sterling Bancshares’ cash flow during 2006 and will continue to do so in the foreseeable future. Under federal law, a bank may not pay a dividend that results in an “undercapitalized” situation. At December 31, 2006, there was an aggregate of approximately $98 million available for payment of dividends by the Bank. At December 31, 2006, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $22 million.

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

Audit Reports. The Company must submit annual audit reports prepared by an independent registered public accounting firm to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. In addition, financial statements prepared in accordance with generally accepted accounting principles in the United States of America, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the independent registered public accounting firm regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, an independent registered public accounting firm may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting solely of outside directors. Committees must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

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

Consumer Laws and Regulations. Banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act and consumer privacy protection provisions of the Gramm-Leach-Bliley Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers. With respect to consumer privacy, Gramm-Leach-Bliley generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

Employees. The Company had 1,074 full time equivalent employees as of December 31, 2006. The Company added 50 employees as a result of the acquisition of BOTH in September 2006. None of our employees are represented by collective bargaining agreements and the Company considers its employee relations to be good. In 2006, Sterling was named for the fifth consecutive year as one of the best places to work in Houston by the Houston Business Journal, and has twice received the “Best” Award from the American Society of Training and Development.

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

We make available, free of charge through our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with the SEC. Additionally, we have adopted and posted on our web site a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer and principal accounting officer. Our web site also includes the charters for our Audit Committee and Corporate Governance and Nominating Committee. The address for our web site is http://www.banksterling.com. The information contained on or accessible from our website does not constitute a part of this report and is not incorporated by reference herein. We will also provide a printed copy of any of these aforementioned documents free of charge upon request.

ITEM 1A. Risk Factors

Risks, Uncertainties and Other Factors That May Affect Our Future Results

Our profitability depends significantly on geographic economic conditions.

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

Our business development and marketing strategy primarily targets the banking and financial needs of owner-operated businesses with credit needs of under $5 million. These owner-operated businesses represent a major sector of the Houston and national economies. If general economic conditions negatively impact this economic sector in the metropolitan areas in which we operate, our results of operations and financial condition will be significantly affected.

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

We have initiated internal growth programs, completed various acquisitions and opened additional banking centers in the past few years. We may not be able to sustain our historical rate of growth or may not even be able to grow at all. We may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for acquisition. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new branch centers. Further, our inability to attract and retain experienced bankers may adversely affect our internal growth. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition.

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

None.

ITEM 2. Properties

Our principal executive offices are located at 2550 North Loop West, Suite 600, Houston, Texas, 77092, in space leased by the Company. In addition to our principal office, we operate the following locations:

	Owned	Leased	Total
Banking centers in the Houston metropolitan area	2	24	26
Banking centers in the San Antonio area	3	9	12
Banking centers in the Dallas metropolitan area	—	7	7
Central department offices	1	2	3

Total	6	42	48

The Company has options to renew leases at most locations.

ITEM 3. Legal Proceedings

From time to time, the Company is a party to various legal proceedings incident to its business. Currently, neither Sterling Bancshares nor any of its subsidiaries are involved in any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our stock trades through the NASDAQ National Market System under the symbol “SBIB.” In 2006, Sterling was named to the NASDAQ Global Select Market Composite Index which is a market capitalization weighted index that measures all NASDAQ domestic and international based common type stocks listed on the Global Select tier of The NASDAQ Stock Market. The following table sets forth the high and low sales prices per share of Sterling Bancshares’ common stock and the dividends paid thereon for each quarter of the last two years. This information has been restated to reflect all stock splits occurring prior to the issuance of this report.

	Sales Price Per Share		Dividend
	High	Low

2006
First quarter	$12.04	$10.12	$0.0467
Second quarter	12.61	10.67	0.0467
Third quarter	13.93	11.79	0.0467
Fourth quarter	13.84	11.85	0.0467

2005
First quarter	$10.00	$8.68	$0.0400
Second quarter	10.39	8.58	0.0400
Third quarter	10.69	9.33	0.0400
Fourth quarter	11.00	9.02	0.0400

On January 29, 2007, the Board of Directors declared a quarterly cash dividend of $0.0525 per share payable on February 23, 2007, to shareholders of record on February 9, 2007. We intend to continue to pay a dividend at a minimum rate of $0.0525 per share quarterly throughout 2007. However, there can be no assurance that we will continue to pay cash dividends on our common stock in the future or the amount or frequency of any such dividend. The payment of future dividends is dependent on our future earnings, capital requirements and financial condition.

On October 31, 2006, the Company’s Board of Directors declared a three-for-two stock split to be effected in the form of a stock dividend on its common stock to shareholders of record on December 1, 2006. Cash paid in lieu of fractional shares was based on the average of the high and low bids on the record date, as adjusted for the split. The payment date for the stock dividend was December 15, 2006.

For information on the ability of the Bank to pay dividends and make loans to Sterling Bancshares, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Interest Rate Sensitivity and Liquidity” and Note 19 to the Consolidated Financial Statements.

As of February 26, 2007, there were 72,075,047 shares of the Company’s common stock outstanding held by 1,016 shareholders of record. The closing price per share of common stock on December 29, 2006, the last trading day of the Company’s fiscal year, was $13.02. The number of beneficial shareholders is unknown.

Recent Sales of Unregistered Securities

The Company did not issue any shares which were exempt from the registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereunder during 2006.

Issuer Repurchases of Equity Securities

On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2,500,000 shares of common stock, not to exceed 500,000 shares in any calendar year. On January 29, 2007, the Company’s Board of Directors authorized an increase in the number of shares to be repurchased to adjust for the three-for-two stock split approved by the Board on October 30, 2006. The Company is now authorized to repurchase up to 3,750,000 shares of common stock, not to exceed 750,000 shares in any calendar year. The Company may repurchase shares of its common stock from time to time in the open market or through privately negotiated transactions.

The table below lists the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Shares That May Yet Be Purchased Under the Plans
October 1, 2006 to October 31, 2006	60,000	$13.34	810,000	2,940,000
November 1, 2006 to November 30, 2006	99,000	$12.27	909,000	2,841,000
December 1, 2006 to December 31, 2006	28,500	$12.28	937,500	2,812,500

ITEM 6. Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars and shares in thousands, except for per share amounts)
Income Statement Data:
Net interest income	$171,806	$150,230	$128,972	$132,732	$135,893
Provision for credit losses	4,058	14,371	12,250	17,698	11,700
Noninterest income	31,217	26,959	31,025	33,187	29,706
Noninterest expense	131,186	110,646	113,300	105,830	104,999
Income from continuing operations before income taxes	67,779	52,172	34,447	42,391	48,900
Income from continuing operations	45,840	36,222	24,963	28,354	33,183
Income from discontinued operations	—	—	—	20,756	3,368
Net income	45,840	36,222	24,963	49,110	36,551

Balance Sheet Data (at period-end):
Total assets	$4,117,559	$3,726,859	$3,336,896	$3,206,880	$3,585,220
Total loans	3,132,567	2,699,362	2,344,977	2,157,039	2,644,862
Allowance for loan losses	32,027	31,230	29,406	30,722	27,248
Total securities	573,614	618,998	658,118	565,093	313,054
Trading assets	—	28,515	36,720	172,825	142,803
Total deposits	3,334,611	2,838,143	2,443,967	2,418,369	2,673,072
Short-term borrowings	220,675	392,850	420,575	324,160	509,590
Notes payable	—	—	—	—	21,430
Subordinated debt	46,135	46,238	47,162	46,533	—
Junior subordinated debt	56,959	82,475	82,475	82,475	82,475
Shareholders’ equity	409,285	334,472	313,172	292,596	249,327

Common Share Data:
Earnings per share from continuing operations (1) (2)
Basic shares	$0.67	$0.53	$0.37	$0.43	$0.50
Diluted shares	0.66	0.53	0.37	0.42	0.49
Earnings per share from discontinued operations (1) (2)
Basic shares	—	—	—	0.31	0.05
Diluted shares	—	—	—	0.31	0.05
Earnings per share (1) (2)
Basic shares	0.67	0.53	0.37	0.74	0.56
Diluted shares	0.66	0.53	0.37	0.73	0.54
Shares used in computing earnings per common share (2)
Basic shares	68,834	67,932	67,259	66,270	65,808
Diluted shares	69,533	68,642	67,918	66,972	67,134
End of period common shares outstanding (2)	71,001	68,001	67,602	66,963	65,975
Book value per common share at period-end (2)
Total	$5.76	$4.92	$4.63	$4.37	$3.77
Tangible	$3.78	$3.62	$3.68	$3.39	$2.89
Cash dividends paid per common share (2)	$0.186	$0.160	$0.133	$0.120	$0.107
Common stock dividend payout ratio	27.99%	30.00%	35.91%	16.19%	19.21%

	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Performance Ratios and Other Data:
Return on average common equity
Total	12.66%	11.07%	8.23%	18.18%	15.48%
Continuing	12.66%	11.07%	8.23%	10.50%	14.06%
Return on average assets
Total	1.18%	1.02%	0.78%	1.48%	1.21%
Continuing	1.18%	1.02%	0.78%	0.86%	1.10%
Net interest margin	4.87%	4.63%	4.43%	4.49%	5.13%
Efficiency ratio	64.62%	62.44%	70.81%	63.78%	63.41%
Full-time equivalent employees	1,074	1,014	961	1,036	1,065
Number of banking centers	45	40	36	37	40

Liquidity and Capital Ratios:
Average loans to average deposits	95.85%	97.67%	89.32%	99.91%	92.74%
Period-end shareholders’ equity to total assets	9.94%	8.97%	9.39%	9.12%	6.95%
Average shareholders’ equity to average assets	9.33%	9.19%	9.52%	8.16%	7.83%
Period-end tangible capital to total tangible assets	6.74%	6.76%	7.61%	7.24%	6.04%
Tier 1 capital to risk weighted assets	8.64%	9.99%	11.78%	12.30%	8.41%
Total capital to risk weighted assets	10.72%	12.36%	14.55%	15.40%	9.29%
Tier 1 leverage ratio (Tier 1 capital to average assets)	8.14%	9.11%	10.15%	10.38%	7.81%

Asset Quality Ratios:
Period-end allowance for credit losses to period-end loans	1.05%	1.20%	1.29%	1.42%	1.03%
Period-end allowance for loan losses to period-end loans	1.02%	1.16%	1.25%	1.42%	1.03%
Period-end allowance for loan losses to nonperforming loans	281.27%	142.99%	142.71%	90.66%	138.64%
Nonperforming assets to period-end loans and foreclosed assets	0.42%	0.83%	0.95%	1.68%	0.87%
Nonperforming loans to period-end loans	0.36%	0.81%	0.88%	1.57%	0.74%
Nonperforming assets to period-end assets	0.32%	0.60%	0.67%	1.13%	0.64%
Net charge-offs to average loans	0.20%	0.51%	0.58%	0.60%	0.37%

(1)	The calculation of diluted earnings per share excludes 139,025, 167,663, 328,343, 930,647 and 401,187 options for year 2006, 2005, 2004, 2003 and 2002, respectively, which were antidilutive.
(2)	The share and per share information presented reflects the retroactive effect of a three-for-two stock split in the form of a stock dividend effective on December 1, 2006.

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

Our success is highly dependent on economic conditions and market interest rates. Because we operate in the Houston, Dallas and San Antonio metropolitan areas, the local economic conditions in each of these areas are particularly important. All three of these local economies grew at a steady pace in 2006. Each economy added jobs at a faster pace than the overall U.S. economy. The overall economic outlook for Houston, Dallas, and San Antonio remains favorable, as local economists are forecasting continued job growth in 2007.

With the help of a solid Texas economy we reported strong earnings growth in 2006 despite operating in a competitive market and difficult interest rate environment. We realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Each of these financial instruments reacts differently to changes in interest rates. Beginning June 2004 to December 31, 2006, the Federal Reserve Board increased overnight interest rates by 425 basis points to 5.25%. In contrast, the movement of long-term and short-term rates have produced a flatter interest rate yield curve. More recently, the yield curve has even inverted at certain maturities. While we are impacted significantly by the size and timing of short-term rate increases, as well as the shape of the yield curve and other competitive factors, our balance sheet is generally positioned to benefit from a gradually rising interest rate environment.

Because of our double digit growth in loans and deposits and our relatively high percentage of non-interest bearing deposits to total funding we were able to expand our net interest margin for the full year 2006 despite the additional pressure from the interest rate yield curve. Additionally during 2006, we experienced significant improvements in our asset quality as reflected in the decreases in both nonperforming loans and net charge-offs.

During the year, we strengthened our management team by adding several key executives as well as redeploying members of the current management team into new roles. These changes position Sterling to better focus on the automating and streamlining of various processes, expanding product lines and increasing our share in the markets we serve.

In 2006, our earnings per share increased 25% compared to 2005. Additionally, during 2006 our overall average earning assets grew by 9% and our average deposits grew by 16%.

We continue to look for fairly-priced strategic acquisitions in Houston, San Antonio and Dallas. On January 24, 2007, the Company entered into a definitive agreement to acquire Partners Bank of Texas (Partners Bank). The merger is subject to customary closing conditions including receipt of regulatory approval and is expected to occur in the first or second quarter of 2007. The consideration of the merger is a combination of stock and cash totaling approximately $52.0 million for all of Partners Bank’s issued and outstanding shares of common stock. The merger agreement has been approved by the respective Boards of Directors of the Company and Partners Bank, and the transactions contemplated are subject to the approval of the Partners Bank’s shareholders.

During the third quarter of 2006, we completed the acquisition of Kerrville, TX-based BOTH, Inc. and its subsidiary bank, Bank of the Hills. During the fourth quarter of 2005, we completed the acquisition of Dallas-based Prestonwood Bancshares, Inc. and its subsidiary bank of The Oaks Bank & Trust Company.

On October 31, 2006, Sterling Bancshares declared a three-for-two stock split, effected in the form of a stock dividend, to all shareholders of record on December 1, 2006. All financial information presented reflects the three-for-two split.

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

Goodwill and Other Intangibles. Goodwill and intangible assets that have indefinite useful lives are subject to an annual evaluation of whether any impairment has occurred. If any such impairment is determined to have occurred, a writedown would be recorded. Intangible assets consist primarily of core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over the years expected to be benefited, which we believe is approximately 10 years. Based on our annual goodwill impairment test as of December 31, 2006, management does not believe any of our goodwill is impaired as of December 31, 2006. While we believe no impairment existed at December 31, 2006 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and financial condition or future results of operations.

Derivatives. We may designate a derivative as either an accounting hedge of the fair value of a recognized fixed rate asset or an unrecognized firm commitment (“fair value” hedge) or an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values. To the extent of the effectiveness of a hedge, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of income taxes. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized as other income in the results of operations.

Stock-based Compensation. On January 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment (Revised 2004). SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. SFAS 123R eliminated the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The grant date fair value of options is determined using option pricing models based on subjective assumptions which materially affect the fair value estimate. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award. Please refer to Note 1 to the Consolidated Financial Statements for further information. Disclosures of stock-based compensation are also included in Note 14 to the Consolidated Financial Statements.

Results of Operations

Performance Summary. Net income for the year ended December 31, 2006 was $45.8 million, or $0.66 per diluted share, compared with $36.2 million, or $0.53 per diluted share, earned for 2005 and $25.0 million, or $0.37 per diluted share, earned for 2004.

Net Income for 2006 increased $9.6 million or 26.6% compared to 2005. This increase was due primarily to an increase in net interest income of $21.6 million and a decrease in the provision for credit losses of $10.3 million partially offset by an increase in noninterest expense of $20.5 million. Net income for 2005 increased $11.3 million compared to 2004. This increase was due primarily to an increase in net interest income of $21.3 million and a decrease in noninterest expense of $2.7 million, offset by a decrease in noninterest income of $4.1 million and an increase in the provision for income taxes of $6.5 million.

A banking institution’s return on average assets and return on average common equity are two commonly used industry measures of performance. Return on average assets (“ROA”) measures net income in relation to average total assets and is an indicator of a company’s ability to employ its resources profitably. For 2006, our ROA (from continuing operations) was 1.18%, as compared to 1.02% and 0.78% for 2005 and 2004, respectively.

Return on average common equity (“ROE”) measures net income in relation to average common equity and is an indicator of a company’s return to its owners. For 2006, our ROE (from continuing operations) was 12.66%, as compared to 11.07% and 8.23% for 2005 and 2004, respectively.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. Between 2001 and 2003, overnight interest rates declined to a 40-year low of 1.00%. During this extended period of decreasing interest rates our net interest margin and net interest income were negatively impacted.

Beginning in June 2004, the Federal Reserve Board increased overnight interest rates by 425 basis points to 5.25% at June 30, 2006. Since June 2006, overnight interest rates have remained at 5.25%. Our net interest margin benefited from these gradual increases in short-term interest rates through the second quarter of 2006. In contrast, long-term interest rates, which are impacted by various forces including national and world-wide economies and political and monetary policies, have not increased by the same amount. At December 31, 2006, the market yield on 10-year U.S. Treasury notes was 4.71% compared with 4.39% at December 31, 2005 and 4.22% at December 31, 2004. This has resulted in a general flattening of the interest rate yield curve. However, in the current interest rate environment, the benefit of the our traditionally asset-sensitive position has been reduced but not eliminated.

Net interest income increased $21.6 million or 14.4% for 2006 compared to 2005 and $21.3 million or 16.5% for 2005 compared to 2004. Our net interest margin was 4.87% for 2006 compared to 4.63% for 2005 and 4.43% for 2004. Our net interest income and net interest margin continued to increase during 2005 and into 2006, due in large part to higher deposit balances that were used to fund interest-earning asset growth and the increases in short-term interest rates. Additionally, during the second quarter of 2006, we repaid $29.6 million of junior subordinated debt with an interest rate of 9.20%. Changes in the mix of interest-earning assets and liabilities influence our net interest income and net interest margin.

Average interest-earning assets for 2006 increased $281.5 million or 8.7% compared to 2005 and $333.9 million or 11.5% for 2005 compared to 2004. The average yield earned on interest-earning assets increased 91 basis points and 82 basis points respectively, for the same time periods.

The increase in interest-earning assets was due primarily to an increase in average loans held for investment of $333.7 million or 13.2% for 2006 as compared to 2005 and $355.9 million or 16.3% for 2005 compared to 2004. These increases in average loans held for investment and increases in short-term interest rates, as discussed above, contributed to the $49.9 million increase in interest income on loans held for investment for 2006 compared to 2005 and to the $43.7 million increase from 2005 compared to 2004. The size of the loan portfolio during 2006 as a percentage of average interest-earning assets increased from 75% in 2004 to 81% in 2006.

On average, the securities portfolio (including trading assets) was lower by $69.8 million or 10.2% for 2006 compared to 2005 and $23.4 million or 3.3% for 2005 compared to 2004. We decreased the securities portfolio as a percentage of interest-earning assets through a combination of scheduled maturities, paydowns and sales of securities beginning in 2005. On average, the securities portfolio represent 17% of average interest-earning assets for the year ended December 31, 2006 down from 21% for 2005 and 24% for 2004. Interest income earned on the securities portfolio decreased $1.5 million for 2006 as compared to 2005 and increased $778 thousand for 2005 compared to 2004. The average yield earned on the securities portfolio increased 23 basis points and 25 basis points during 2006 and 2005, respectively, which offset the decrease in the average securities portfolio.

Average interest-bearing liabilities for 2006 increased $199.9 million or 8.8% compared to 2005 and $246.4 million or 12.2% compared to 2004. The average rate paid on interest-bearing liabilities increased 96 basis points during 2006 compared to 2005 and 87 basis points during 2005 compared to 2004.

The increase in interest-bearing liabilities during 2006 was primarily due to an increase in average interest-bearing deposits and certificates of deposit of $341.1 million in 2006 compared to 2005. The average rate paid on deposits increased 105 basis points for 2006 as compared to 2005 due primarily to increases in interest rates offered on deposit products. Average short-term borrowings for the year ended December 31, 2006 decreased $121.6 million or 26.1% compared to 2005. The average rate paid on short-term borrowings increased 176 basis points for the year ended December 31, 2006 compared to the same period in 2005, which offset the benefit of the decrease in average borrowings.

The increase in interest-bearing liabilities for 2005 compared to 2004 was due, in part, to an increase in average short-term borrowings of $191.7 million. The average cost of short-term borrowings increased 173 basis points for 2005 primarily in response to the increases in overnight interest rates noted above. The increase in interest expense of $10.9 million for 2005 compared to 2004 on short-term borrowings was partially offset by increases in funding provided by both lower cost interest and noninterest-bearing deposits. Interest and noninterest-bearing demand deposits increased on average $17.2 million and $100.0 million, respectively, for 2005 compared to 2004. The average cost of interest-bearing demand deposits increased 37 basis points for 2005 compared to 2004.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest yield/rates are included below. No tax equivalent adjustments were made (in thousands).

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-Earning Assets:
Loans held for sale (1)	$30,400	$2,427	7.98%	$10,130	$730	7.21%	$10,340	$727	7.02%
Loans held for investment (1):
Taxable	2,867,308	224,490	7.83%	2,533,799	174,612	6.89%	2,176,445	130,851	6.01%
Non-taxable	2,734	166	6.06%	2,530	179	7.06%	4,021	257	6.40%
Securities:
Taxable	535,589	23,886	4.46%	595,425	24,936	4.19%	536,793	21,307	3.97%
Non-taxable	69,175	2,622	3.79%	62,892	2,442	3.88%	48,791	2,042	4.19%
Trading assets	11,881	696	5.85%	28,114	1,318	4.69%	124,272	4,569	3.68%
Federal funds sold	5,371	261	4.87%	9,460	293	3.09%	8,728	101	1.16%
Deposits in financial institutions	3,970	183	4.61%	2,596	93	3.58%	1,672	55	3.28%

Total interest-earning assets	3,526,428	254,731	7.22%	3,244,946	204,603	6.31%	2,911,062	159,909	5.49%

Noninterest-earning assets:
Cash and due from banks	105,681			99,088			100,292
Premises and equipment, net	39,276			39,020			45,284
Other assets	240,678			207,678			162,289
Allowance for loan losses	(32,314)			(31,467)			(27,946)

Total noninterest-earning assets	353,321			314,319			279,919

Total assets	$3,879,749			$3,559,265			$3,190,981

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,093,652	$17,934	1.64%	$978,218	$8,525	0.87%	$961,059	$4,785	0.50%
Certificates and other time	918,432	37,671	4.10%	692,724	20,148	2.91%	655,488	12,694	1.94%
Short-term borrowings	345,138	17,273	5.00%	466,778	15,102	3.24%	275,045	4,163	1.51%
Subordinated debt	45,522	4,476	9.83%	46,897	3,665	7.82%	46,647	2,744	5.88%
Junior subordinated debt	64,210	5,571	8.68%	82,475	6,933	8.41%	82,475	6,551	7.94%

Total interest-bearing liabilities	2,466,954	82,925	3.36%	2,267,092	54,373	2.40%	2,020,714	30,937	1.53%

Noninterest-bearing sources:
Demand deposits	1,013,788			936,215			836,258
Other liabilities	36,974			28,836			30,385

Total noninterest-bearing liabilities	1,050,762			965,051			866,643
Shareholders’ equity	362,033			327,122			303,624

Total liabilities and shareholders’ equity	$3,879,749			$3,559,265			$3,190,981

Net interest income & margin (2)		$171,806	4.87%		$150,230	4.63%		$128,972	4.43%

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

The following table shows the portions of the net change in interest income and expense due to changes in volume or rate. The changes in interest income due to both rate and volume in the analysis have been allocated proportionately to the volume or rate changes (in thousands):

	2006 vs. 2005 Increase (Decrease) Due to Changes in:			2005 vs. 2004 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$1,610	$87	$1,697	$(15)	$19	$4
Loans held for investment:
Taxable	24,521	25,357	49,878	21,482	22,277	43,759
Non-taxable	14	(27)	(13)	(95)	17	(78)
Securities:
Taxable	(2,606)	1,556	(1,050)	2,327	1,301	3,628
Non-taxable	240	(60)	180	590	(190)	400
Trading assets	(893)	271	(622)	(3,535)	284	(3,251)
Federal funds sold	(159)	127	(32)	8	183	191
Deposits in financial institutions	58	32	90	30	8	38

Total interest income	22,785	27,343	50,128	20,792	23,899	44,691

Interest-bearing liabilities:
Deposits:
Demand and savings	1,111	8,298	9,409	85	3,654	3,739
Certificates and other time	7,903	9,620	17,523	721	6,733	7,454
Short-term borrowings	(4,630)	6,801	2,171	2,902	8,036	10,938
Subordinated debt	(110)	921	811	15	906	921
Junior subordinated debt	(1,579)	217	(1,362)	—	381	381

Total interest expense	2,695	25,857	28,552	3,723	19,710	23,433

Net interest income	$20,090	$1,486	$21,576	$17,069	$4,189	$21,258

Noninterest Income. Noninterest income consisted of the following (in thousands):

	2006	2005	2004
Customer service fees	$12,498	$11,615	$14,934
Net gain (loss) on trading assets	(302)	147	(474)
Net gain (loss) on securities	(358)	60	4,941
Net gain on the sale of loans	1,326	1,455	980
Bank-owned life insurance	2,938	3,018	2,163
Debit card income	1,988	1,727	1,588
FHLB stock dividends	941	981	341
Other	12,186	7,956	6,552

	$31,217	$26,959	$31,025

Customer service fees increased $883 thousand for 2006 compared to 2005 and decreased $3.3 million for 2005 compared to 2004. The increase in 2006 was due to the addition of new deposit products and changes in the routines of applying service charges. The decrease in 2005 was due, in part, to a higher earnings credit rate on certain commercial accounts, lower insufficient fund fees, increased fee waivers and increased competition for deposits.

Net gains and losses on trading assets were attributable to the market conditions for these types of assets. Beginning in 2004, we significantly reduced our trading assets portfolio. We may potentially reinvest in these assets depending on future market conditions. Trading assets are carried at fair market value in our consolidated balance sheets.

Net losses on securities for 2006 were due, in part, to realized losses of $562 thousand recorded on certain interest-only securities. These securities are tied to an underlying government guaranteed loan and are subject to prepayment and interest rate fluctuations. These securities had been in an unrealized loss position since the fourth quarter of 2005. Given the current prepayment factors for the underlying loan and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired. These losses were offset by a $204 thousand realized gain on investments which were sold subsequent to the acquisition of BOTH and as part of our routine portfolio management.

Net gains on the sale of securities for 2004 were primarily the result of two separate securitization transactions during 2004 in which we sold $75.6 million of certain interest-only securities held in our available-for-sale portfolio. We received proceeds of $83.9 million which resulted in net gains totaling $5.2 million during 2004. We did not retain any interests in these securities, and neither the investors in the securitization trusts nor the trusts have any recourse other than for a breach of customary representations as to ownership and origination, but not for credit loss or default. These gains were partially offset by a realized loss of $853 thousand for the sale of lower yielding U.S. Treasury Securities during the second quarter of 2004.

Net gains on the sale of loans decreased $129 thousand for 2006 compared to 2005. This decrease for 2006 as compared to 2005 was due primarily to a decrease in the volume of loan sales.

Other noninterest income increased $4.2 million for 2006 compared to 2005. This increase was due, in part, to an increase in commission income and other lending fees of $988 thousand. Additionally, during 2006, we completed three separate sale/leaseback transactions resulting in net pre-tax gains of $1.8 million. We sold a multi-tenant office building, which we continue to occupy, and recognized a gain of $1.1 million. We sold one of our San Antonio locations for a total sales price of $1.8 million which resulted in a pre-tax gain of $1.0 million. In addition, we completed a separate sale/leaseback of 16 bank-owned locations for a total sales price of $28.3 million resulting in a deferred gain of $9.3 million. This gain will be recognized into income over the next 20 years. As part of this transaction, we recorded a net loss of $281 thousand which reduced other noninterest income.

Other noninterest income increased $1.4 million for 2005 compared to 2004, due in part, to special distributions totaling $339 thousand received as a result of the merger of PULSE EFT Association with Discover Financial Services.

Noninterest Expense. The following table shows the detail of noninterest expense (in thousands):

	2006	2005	2004
Salaries and employee benefits	$76,046	$61,229	$62,209
Occupancy expense	16,075	15,556	15,326
Technology	6,882	5,524	6,127
Professional fees	6,147	6,527	6,999
Postage, delivery and supplies	3,355	3,238	3,179
Marketing	2,412	2,306	1,457
Core deposit intangible amortization	1,012	521	486
Acquisition costs	638	831	—
Net losses (gains) and carrying costs of other real estate and foreclosed property	(109)	(6)	180
Other	18,728	14,920	17,337

Total	$131,186	$110,646	$113,300

Salaries and employee benefits for 2006 increased $14.8 million compared to 2005. This increase was due, in part, to an increase in staffing levels as we added 60 full-time equivalent employees during 2006 principally related to new banking center additions and to support growth. During 2006, we added experienced key officers to further implement our growth strategy. Additionally, we experienced higher incentive compensation expense as we crossed higher thresholds of production and profitability. As a result, incentive compensation expense increased $4.9 million or 85% for the year ended December 31, 2006 compared to 2005. In addition, profit sharing expense, which we began accruing during 2006 as a 12% return on equity target was attained, increased $2.2 million for 2006 as compared to 2005.

Salaries and employee benefits for 2005 decreased $980 thousand compared to 2004. This decrease was due in part to a reduction in staffing levels through attrition and modification of certain perquisite benefit programs. Staffing levels increased from 961 full-time equivalent employees at December 31, 2004 to 1,014 at December 2005. We added 53 full-time equivalent employees during the last six months of 2005 principally related to new offices acquired with The Oaks Bank acquisition and to support growth.

Technology expense increased $1.4 million for 2006 compared to 2005. The increase in 2006 was due to additional hardware and customer products including an upgrade in the Bank’s deposit system. Technology expense decreased $603 thousand for 2005 compared to 2004 as we incurred additional costs due to the upgrading of certain computer systems in 2004.

Professional fees decreased $380 thousand for 2006 compared to 2005 due, in part, to a decrease in legal fees primarily related to a decrease in nonperforming assets. Professional fees also decreased $472 thousand for 2005 compared to 2004. In 2004, we recorded charges of $1.2 million related to the termination of certain consulting agreements.

Marketing expense increased slightly for 2006 compared to 2005 and $849 thousand for 2005 compared to 2004 primarily due to additional marketing efforts through television, print and radio advertising.

In the third quarter of 2006, we recorded $638 thousand in acquisition-related expenses incurred in connection with the acquisition of BOTH. In the third quarter of 2005, we recorded $831 thousand in acquisition-related expenses incurred in connection with the acquisition of Prestonwood. Acquisition related expenses include certain contract termination costs, retention bonuses and data processing costs related to the conversions of computer systems.

Other noninterest expense was $18.7 million for 2006, up $3.8 million or 25.5% compared to 2005. During the second quarter of 2006, we prepaid $29.6 million of junior subordinated debt that carried a 9.20% interest rate. As a result of calling these securities, we wrote off the remaining associated unamortized debt issuance costs totaling $1.3 million. Other noninterest expense was $14.9 million for 2005, down $2.4 million or 13.9% compared to 2004. Other noninterest expense for 2004 included impairment charges of $1.4 million related to one bank office building and two tracts of unused land and $1.1 million of losses incurred on the write-off of certain purchased lease interests.

Income Taxes. We provided $21.9 million, $16.0 million and $9.5 million for federal and state income taxes for 2006, 2005 and 2004, respectively. The effective tax rates for 2006, 2005 and 2004 were approximately 32%, 31% and 28%, respectively. During 2005, the Internal Revenue Service commenced an examination of our federal income tax return for the 2003 tax year. This examination was completed during the third quarter of 2006, resulting in an additional federal income tax obligation of $1.2 million. This obligation was previously accrued as part of our overall tax contingency reserve. As a result of the completion of the examination, we released $473 thousand of remaining contingency reserves during the third quarter of 2006. During 2005 and 2004, we reduced income tax expense by $851 thousand and $1.2 million, respectively, which resulted in lower effective tax rates for these periods. These reductions were the result of the expiration of previous tax contingencies and refunds received.

We expect our effective tax rate will be within a range from 34% to 35% for 2007 dependent largely upon the size of our tax-exempt securities portfolio, bank-owned life insurance income and changes in state margin tax rules imposed by the state of Texas.

Financial Condition

Loans Held for Investment. The following table summarizes our loan portfolio by type, excluding loans held for sale as of December 31 (dollars in thousands):

	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and industrial	$824,494	26.8%	$738,061	27.4%	$682,209	29.2%	$671,482	31.5%	$615,094	31.7%
Real estate:
Commercial	1,336,465	43.4%	1,221,610	45.4%	1,043,960	44.6%	829,199	38.9%	670,459	34.5%
Construction	597,985	19.4%	438,454	16.3%	329,982	14.1%	327,295	15.4%	323,768	16.7%
Residential	209,163	6.8%	190,701	7.1%	183,839	7.9%	195,363	9.2%	199,191	10.2%
Consumer/other	79,642	2.6%	72,937	2.7%	72,997	3.1%	98,928	4.6%	122,616	6.3%
Foreign loans	30,096	1.0%	29,245	1.1%	25,109	1.1%	8,464	0.4%	12,433	0.6%

Total	$3,077,845	100.0%	$2,691,008	100.0%	$2,338,096	100.0%	$2,130,731	100.0%	$1,943,561	100.0%

At December 31, 2006, loans held for investment were $3.1 billion, an increase of $386.8 million or 14.4% over loans held for investment at December 31, 2005. Loans acquired in the acquisition of BOTH on September 29, 2006 totaled $150.9 million. The remaining increase in loans was primarily due to internal loan growth. This increase in internal loan growth was primarily in real estate loans which increased $292.8 million.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual sales ranging from $300 thousand to $35 million. Typically, our customers have financing requirements between $50 thousand and $5 million. The Bank’s legal lending limit was $31 million at December 31, 2006 and was not exceeded by any single loan relationship. At December 31, 2006, commercial real estate loans and commercial and industrial loans were 43.4% and 26.8%, respectively, of loans held for investment.

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

Our Capital Markets group originates, co-originates or purchases first-lien, commercial real estate mortgage loans referred by other financial institutions nationwide. More than 50% of these loans have variable interest rates and amortize over twenty to twenty-five years. These loans generally have low loan-to-value ratios (below 60%) and many have a U.S. Small Business Administration second lien behind our first lien. We utilize real estate appraisers familiar with the geographic region in which the property is located in evaluating potential loans. These appraisals are reviewed by a third-party appraisal review vendor for accuracy and compliance with our underwriting standards and banking regulations. These loans supplement our growth in our niche market segment, small to medium-sized businesses.

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

Loan maturities and rate sensitivity of the total loan portfolio excluding residential mortgage and consumer loans, at December 31, 2006 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$631,414	$171,104	$21,976	$824,494
Real estate—commercial	531,331	621,692	183,442	1,336,465
Real estate—construction	439,460	118,224	40,301	597,985
Foreign loans	28,755	1,341	—	30,096

Total loans	$1,630,960	$912,361	$245,719	$2,789,040

Loans with a fixed interest rate	$196,609	$752,154	$196,973	$1,145,736
Loans with a floating interest rate	1,434,351	160,207	48,746	1,643,304

Total loans	$1,630,960	$912,361	$245,719	$2,789,040

As of December 31, 2006, there was no concentration of loans to any one industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions. The Bank had no material foreign loans outstanding for the years ended December 31, 2002 through 2006 that are not cash secured or Ex-Im Bank guaranteed.

At December 31, 2006, loans held for investment were 92.3% of deposits and 74.7% of total assets. As of December 31, 2006, we had no material concentrations of loans. Loans held for investment were 94.8% of deposits and 72.2% of total assets at December 31, 2005.

Loans Held for Sale. Loans held for sale totaled $54.7 million at December 31, 2006, as compared with $8.4 million at December 31, 2005. Loans held for sale included the guaranteed portion of Small Business Administration (SBA) loans originated by the Bank and loans originated as part of the Bank’s wholesale lending operations. Due to the timing of the purchases and sales of SBA and other loans to investors, the balance of loans in the held for sale category at any given time may vary.

Trading Assets. Trading assets decreased $28.5 million during 2006 compared to 2005. During 2006, we significantly reduced our holdings of trading assets in response to current market conditions and our desire to reduce our holdings in these securities. We may potentially reinvest in these assets based on future market conditions.

Securities. The carrying amount of securities we held at December 31 is shown below (dollars in thousands).

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$6,425	1.6%	$9,924	2.0%	$8,194	1.5%
Obligations of states of the U.S. and political subdivisions	2,321	0.6%	3,326	0.7%	4,133	0.8%
Mortgage-backed securities and collateralized mortgage obligations	385,815	94.3%	466,728	94.1%	516,325	95.5%
Other securities	14,790	3.5%	15,967	3.2%	12,052	2.2%

Total	$409,351	100.0%	$495,945	100.0%	$540,704	100.0%

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$91,946	56.0%	$58,288	47.4%	$61,956	52.8%
Mortgage-backed securities and collateralized mortgage obligations	72,317	44.0%	64,765	52.6%	55,458	47.2%

Total	$164,263	100.0%	$123,053	100.0%	$117,414	100.0%

At December 31, 2006, securities totaled $573.6 million, a decrease of $45.4 million, or 7.3%, from $619.0 million at December 31, 2005. These securities represented 13.9% and 16.6% of total assets as of December 31, 2006 and 2005, respectively. We added $111.3 million to the securities portfolio due to the acquisition of BOTH. Subsequent to this acquisition and as part of our continued portfolio management, we reduced the securities portfolio $121 million through a combination of portfolio sales and paydowns. We plan for minimal near-term growth in the investment portfolio based on the need to maintain adequate liquidity and depending on the short-term rate cycle.

Net unrealized losses on the available-for-sale securities were $10.2 million at December 31, 2006 as compared to $10.7 million at December 31, 2005. We recorded a realized loss of $562 thousand on certain interest-only securities during the fourth quarter of 2006. These securities are tied to an underlying government guaranteed loan and are subject to prepayment and interest rate fluctuations. These securities had been in an unrealized loss position since the fourth quarter of 2005. Given the current prepayment factors for the underlying loan and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired. Management believes that the unrealized losses on the remaining securities in the portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2006.

The carrying amount of securities at December 31, 2006, by contractual maturity is shown below (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due After Five Years through Ten Years		Due After Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$1,496	3.23%	$4,929	4.10%	$—	—	$—	—	$6,425
Obligations of states of the U.S. and political subdivisions	862	4.13%	786	3.76%	673	4.64%	—	—	2,321
Mortgage-backed securities and collateralized mortgage obligations	1,055	5.02%	265,921	4.36%	103,451	4.29%	15,388	4.13%	385,815
Other securities	14,790	5.13%	—	—	—	—	—	—	14,790

	$18,203	4.92%	$271,636	4.35%	$104,124	4.29%	$15,388	4.13%	$409,351

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$5,527	4.32%	$38,408	3.79%	$48,011	3.68%	$—	—	$91,946
Mortgage-backed securities and collateralized mortgage obligations	133	4.65%	50,420	4.48%	18,165	5.35%	3,599	5.45%	72,317

	$5,660	4.32%	$88,828	4.18%	$66,176	4.14%	$3,599	5.45%	$164,263

The tax equivalent book yield on the Bank’s securities portfolio at December 31, 2006 was 4.6%. The weighted-average life of the portfolio was approximately 3.1 years, and the modified duration was approximately 2.7 years. The tax equivalent book yield on the securities portfolio at December 31, 2005 was 4.2%. At December 31, 2005, the weighted-average life of the portfolio was approximately 3.4 years, and the modified duration was approximately 2.9 years.

We did not own the securities of any one issuer (other than the U.S. government and its agencies) of which the aggregate adjusted cost exceeded 10% of consolidated shareholders’ equity at December 31, 2006.

Deposits. Our lending and investing activities are funded primarily by deposits, approximately 73% of which were core deposits at December 31, 2006. Core deposits exclude brokered deposits and time deposits over $100,000. These “jumbo” deposits are characteristically more sensitive to changes in interest rates and, thus we do not consider these a part of our core funding.

Total deposits as of December 31, 2006 increased $496.5 million to $3.3 billion, up 17.5% compared to $2.8 billion at December 31, 2005. Deposits acquired in the acquisition of BOTH on September 29, 2006 totaled $298 million of which $45 million and $253 million were noninterest-bearing and interest-bearing, respectively. The deposit growth we experienced during 2006 was driven primarily by interest-bearing and certificates and other time deposits.

Interest-bearing deposits at December 31, 2006 were $2.3 billion as compared to $1.8 billion at December 31, 2005, an increase of $484.3 million or 27.0%. Approximately 68.3% of deposits at December 31, 2006 were interest-bearing and our loan to deposit ratio at December 31, 2006 was 93.9%.

The average balances and weighted average rates paid on deposits for each of the past three years ended December 31 are presented below (dollars in thousands):

	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$1,013,788		$936,215		$836,258
Interest-bearing demand and savings deposits	1,093,652	1.64%	978,218	0.87%	961,059	0.50%
Time deposits	803,698	4.10%	641,218	2.88%	554,664	1.99%
Brokered certificates of deposit	114,734	4.08%	51,506	3.14%	100,824	1.65%

Total deposits	$3,025,872	2.76%	$2,607,157	1.71%	$2,452,805	1.08%

Average total deposits increased $418.7 million in 2006 compared to 2005. The increase during 2006 was primarily attributable to internal deposit growth and the acquisition of BOTH completed in September 2006. The changes in deposit mix and interest rates increased the average cost of funds for deposits by 105 basis points in 2006.

Average total deposits increased $154.4 million in 2005 compared to 2004. The increases during 2005 were primarily attributable to internal deposit growth and the acquisition of The Oaks Bank and Trust completed in September 2005. The changes in deposit mix and interest rates increased the average cost of funds for deposits by 63 basis points in 2005.

Average brokered certificates of deposit totaled $114.7 million in 2006, $51.5 million in 2005 and $100.8 million in 2004. We utilize brokered deposits together with short-term borrowings as a source of funding for the Bank’s lending and investment activities.

The maturities of time deposits of $100 thousand or more at December 31, 2006 are shown below (in thousands):

Three months or less	$340,250
Over three through six months	195,833
Over six through twelve months	145,235
Thereafter	54,348

$735,666

Short-Term Borrowings. Deposits are the primary source of funds for our lending, investment and general business activities. Short-term borrowings decreased by $172.2 million for 2006 compared to 2005 due to solid average deposit growth, securities proceeds and funds received from the sale/leaseback. Federal Home Loan Bank (“FHLB”) advances are available to us under a security and pledge agreement. At December 31, 2006, we had total funds of $996.4 million available under this agreement of which $193.5 million was outstanding. We also had other credit facilities available to us at December 31, 2006 through various correspondent banking and investment dealer relationships.

Details of short-term borrowings are as follows (dollars in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Federal Home Loan Bank advances
Balance outstanding at period-end	$193,500	$370,000	$418,000
Weighted average interest rate at period-end	5.36%	3.98%	2.23%
Maximum outstanding at any month-end	$381,000	$476,000	$418,000
Daily average balance	312,746	433,373	251,188
Weighted average interest rate for the period	4.98%	3.22%	1.50%
Federal funds purchased
Balance outstanding at period-end	$27,175	$22,850	$2,575
Weighted average interest rate at period-end	5.43%	4.40%	2.31%
Maximum outstanding at any month-end	$35,050	$41,375	$25,750
Daily average balance	32,354	33,405	23,693
Weighted average interest rate for the period	5.23%	3.46%	1.69%

At December 31, 2006, borrowings under FHLB advances totaled $193.5 million and had maturities less than 30 days. The average interest rate on these borrowings was 5.36% at December 31, 2006. These borrowings are collateralized by single family residential mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Notes Payable. We maintain a $20 million line of credit with Wells Fargo Bank. This line of credit is available for general corporate purposes including the funding of potential acquisitions. The credit facility contains certain restrictive loan covenants, including, among others, covenants limiting our ability to merge with another entity, make any substantial changes in the nature of our business, dispose of a substantial or material amount of assets other than in the ordinary course of business, guarantee obligations of third parties, make loans or investments in any third party in excess of $15 million and pledge our assets. We did not have any borrowings under our credit facility with Wells Fargo Bank at December 31, 2006 or 2005.

Subordinated Debt. In April 2003, the Bank raised approximately $50 million through a private offering of subordinated notes. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. In June 2003, we entered into an interest rate swap agreement in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, we receive a fixed coupon rate of 7.375% and pay a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge that qualifies for the “shortcut method” of accounting. The fair value of the swap is currently included in other liabilities as the hedge is considered effective. If the swap were to become ineffective the change in the fair value would be reflected in our statement of income. The swap’s floating rate on December 31, 2006 was 9.00%.

Junior Subordinated Debt/Company Obligated Mandatorily Redeemable Trust Preferred Securities. As of December 31, 2006, we had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

On March 1, 2005, the Federal Reserve adopted final rules for the capital treatment of trust preferred securities. The rules, as applicable to us, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At December 31, 2006, the entire amount of the $55.3 million would count as Tier 1 capital. Any excess amount not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. There is a five-year transition period for banks to become compliant with the new rules. Additionally, the rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Refer to Note 19 to the Consolidated Financial Statements for a discussion of the impact of the final rule on our regulatory capital ratios.

The BOTH Capital Trust I preferred securities bear interest at a floating rate equal to the three-month LIBOR, plus 3.10%; however, the calculated interest rate will not exceed 5.96% in the period to July 7, 2008. As of December 31, 2006, the rate on these securities was 5.96%.

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

Management identifies these loans through its ongoing loan review process. As of December 31, 2006, potential problem loans decreased $25.8 million to $32.2 million at December 31, 2006 from $58.0 million at December 31, 2005.

Nonperforming assets and potential problem loans consisted of the following (in thousands):

	2006	2005	2004	2003	2002
Nonperforming loans:
Nonaccrual	$10,611	$21,841	$20,605	$33,887	$19,654
Restructured	776	—	—	—	—

Total nonperforming loans	11,387	21,841	20,605	33,887	19,654
Foreclosed assets:
Real estate acquired by foreclosure	1,465	460	1,536	2,124	3,358
Other repossessed assets	404	137	216	169	66

Total foreclosed assets	1,869	597	1,752	2,293	3,424

Total nonperforming assets	$13,256	$22,438	$22,357	$36,180	$23,078

Nonperforming loans to period-end loans	0.36%	0.81%	0.88%	1.57%	0.74%
Nonperforming assets to period-end assets	0.32%	0.60%	0.67%	1.13%	0.64%
Nonperforming assets to total period-end loans and foreclosed assets	0.42%	0.83%	0.95%	1.68%	0.87%

Potential problem loans	$32,201	$58,011	$54,293	$66,482	$62,189

Accruing loans past due 90 days or more	$2,731	$162	$2,395	$35	$984

Nonperforming assets were $13.3 million at December 31, 2006, a $9.2 million decrease from $22.4 million at December 31, 2005.

Interest foregone on nonaccrual loans was approximately $1.3 million and $1.4 million during 2006 and 2005, respectively. Accruing loans past due 90 days or more at December 31, 2006 totaled $2.7 million compared to $162 thousand at December 31, 2005.

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

The provision for credit losses for 2006 was $4.1 million as compared to $14.4 million for 2005. The lower provision for credit losses during 2006 was due to a favorable improvement in net charge-offs during the year and is reflective of the general improvement in our asset quality that has been a function of both a healthy Texas economy and a strengthening in our credit culture. We incurred net charge-offs of $5.7 million or 0.20% of average loans for 2006 compared to $13.0 million or 0.51% of average loans during 2005. Net charge-offs decreased $7.3 million during 2006 as compared to 2005. These improvements in asset quality are primarily attributable to several internal changes during the past year. Some of these changes include: implementing a consumer and micro-business loan credit scoring system, updating and revising our loan policy, standardizing our loan funding process, improving our loan approval process and enhancing our credit culture to take a more value-added risk management approach. During 2007, we will introduce a system that will measure probability of default, loss given default and expected losses on all loan assets. This will continue to improve the credit quality of the Bank’s portfolio by eliminating those potential loans that are less desirable from a credit risk perspective.

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

The allowance for loan losses at December 31, 2006 was $32.0 million and represented 1.02% of total loans. The allowance for loan losses at December 31, 2006 was 281.27% of nonperforming loans, up from 143.0% at December 31, 2005. The reserve for unfunded lending commitments was $927 thousand at December 31, 2006 as compared with $1.2 million at December 31, 2005.

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

All doubtful and loss loans are considered impaired. Substandard loans are defined as impaired when based on current information and events, it is probable that we will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for loan losses related to impaired loans is determined based on the difference between the carrying value of the impaired loan and its fair value. The fair value is determined based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

At December 31, 2006, substandard loans totaled $41.5 million, of which $7.4 million were loans designated as delinquent or nonaccrual; and doubtful loans totaled $1.4 million all of which were designated as delinquent or nonaccrual.

In addition to the internally classified loan list and delinquency list of loans, we maintain a separate “watch list” which further aids in monitoring the loan portfolios. Watch list loans show warning elements, deficiencies that require attention in the short run, or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. We review these loans in assessing the adequacy of the allowance for credit losses. As of December 31, 2006 and 2005, watch list loans totaled $93.4 million and $162.5 million, respectively.

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

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses at January 1	$31,230	$29,406	$30,722	$27,248	$22,927
Charge-offs:
Commercial and industrial	4,372	12,410	10,365	10,597	7,384
Real estate, mortgage and construction	3,879	1,768	3,405	4,486	1,249
Consumer/other	1,199	1,535	1,446	1,590	1,122

Total charge-offs	9,450	15,713	15,216	16,673	9,755
Recoveries:
Commercial and industrial	3,205	1,773	2,094	1,447	1,400
Real estate, mortgage and construction	79	711	159	157	75
Consumer/other	507	268	223	343	245

Total recoveries	3,791	2,752	2,476	1,947	1,720

Net charge-offs	5,659	12,961	12,740	14,726	8,035
Allowance for credit losses associated with acquired institutions	2,152	761	—	855	656
Allowance for loan losses sold with divestiture	—	—	—	(353)	—
Provision for loan losses	4,304	14,024	11,424	17,698	11,700

Allowance for loan losses at December 31	$32,027	$31,230	$29,406	$30,722	$27,248

Reserve for unfunded loan commitments at January 1	1,173	826	—	—	—
Provision for losses on unfunded loan commitments	(246)	347	826	—	—

Reserve for unfunded loan commitments at December 31	927	1,173	826	—	—

Total allowance for credit losses at December 31	$32,954	$32,403	$30,232	$30,722	$27,248

Ratios:
Allowance for loan losses to period-end loans	1.02%	1.16%	1.25%	1.42%	1.03%
Net charge-offs to average loans	0.20%	0.51%	0.58%	0.60%	0.37%
Allowance for loan losses to period-end nonperforming loans	281.27%	142.99%	142.71%	90.66%	138.64%

The following table shows the allocation of the allowance for loan losses among various categories of loans. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any category of loans. In 2006, the Company changed its allowance methodology to allow more specific allocation of its reserves.

	December 31,
	2006		2005		2004		2003		2002
	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment
	(dollars in thousands)
Balance of allowance for loan losses at end of period applicable to:
Commercial and industrial	$12,101	28%	$6,429	28%	$8,925	30%	$11,844	32%	$9,188	32%
Real estate, mortgage and construction	16,769	70%	8,738	69%	10,647	67%	8,855	64%	7,738	61%
Consumer/other	2,262	2%	730	3%	764	3%	1,009	4%	1,323	7%
Unallocated	895	N/A	15,333	N/A	9,070	N/A	9,014	N/A	8,999	N/A

Total	$32,027	100%	$31,230	100%	$29,406	100%	$30,722	100%	$27,248	100%

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

We measure interest rate risk using a variety of methodologies including, but not limited to, dynamic simulation analysis and static balance sheet rate shocks. Dynamic simulation analysis is the primary tool used to measure interest rate risk and allow us to model the effects of non-parallel movements in multiple yield curves, changes in borrower and depositor behaviors, changes in loan and deposit pricing, and changes in loan and deposit portfolio compositions and growth rates over a 24 month horizon.

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of December 31, 2006 and 2005:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
December 31, 2006
+200	0.56%
+100	-0.06%
Base	0.00%
-100	-2.78%
-200	-5.27%
December 31, 2005
+200	6.59%
+100	3.45%
Base	0.00%
-100	-3.43%
-200	-10.68%

Each rate scenario reflects unique prepayment and repricing assumptions. Because of uncertainties related to customer behaviors, loan and deposit pricing levels, competitor behaviors, and socio-economic factors that could effect the shape of the yield curves, this analysis is not intended to and does not provide a precise forecast of the affect actual changes in market rates will have on us. The interest rate sensitivity analysis includes assumptions that: (i) the composition of our interest sensitive assets and liabilities existing at year end will remain constant over the measurement period; and (ii) changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, this analysis does not contemplate any actions that we might undertake in response to changes in market factors. Accordingly, this analysis is not intended to and does not provide a precise forecast of the affect actual changes in market rates will have on us.

During July of 2006, we executed a hedging strategy utilizing interest rate derivatives designed as a means to mitigate some of our asset sensitivity. We purchased an interest rate floor contract and an interest rate collar contract. These contracts were designated as cash flow hedges of the monthly interest receipts from our portfolio of variable-rate loans.

Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

Our potential obligations associated with commitments to extend credit and outstanding letters of credit as of December 31, 2006 are summarized below (in thousands).

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Commitments to extend credit	$394,867	$208,531	$149,612	$69,199	$822,209
Standby letters of credit	68,975	12,171	2,493	—	83,639

Total	$463,842	$220,702	$152,105	$69,199	$905,848

Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Note 18 to the Consolidated Financial Statements for additional discussion of financial instruments with off-balance sheet risk, including a discussion of the nature, business purpose and importance of off-balance sheet arrangements.

Off-balance sheet arrangements also include an interest rate swap, an interest rate floor, an interest rate collar which can be found in Note 12 and our Trust Preferred Securities. Further information regarding the Trust Preferred Securities can be found in Note 11 to the Consolidated Financial Statements.

Our future contractual cash payments are as follows (in thousands):

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Junior subordinated debt	$—	$—	$—	$56,959	$56,959
Subordinated debt	—	—	—	50,000	50,000
Interest expense related to long-term debt	9,322	18,852	18,900	107,292	154,366
Operating leases	7,539	12,801	10,999	34,890	66,229
Certificates and other time deposits	947,761	79,223	19,974	205	1,047,163

Total	$964,622	$110,876	$49,873	$249,346	$1,374,717

The amount shown above for subordinated debt represents our contractual obligation. The subordinated debt is reflected in the consolidated balance sheet at its fair value. As discussed earlier, the Bank entered into an interest rate swap designated as a fair-value hedge of the subordinated debt. Refer to Note 12 in the Consolidated Financial Statements for further information.

Interest expense obligations on fixed rate junior subordinated debt are calculated based on the stated contractual interest rates. Interest expense on variable rate junior subordinated debt is calculated assuming the current 3-month LIBOR rate of 5.36% plus 3.45%. Interest expense on subordinated debt is calculated based on the fixed coupon rate of the debt adjusted for the associated interest rate swap agreement assuming the current 3-month LIBOR rate. Refer to Notes 11 and 12 in the Consolidated Financial Statements for further information.

Capital and Liquidity

Capital—At December 31, 2006, shareholders’ equity totaled $409.3 million or 9.94% of total assets, as compared to $334.5 million or 8.97% of total assets at December 31, 2005. Our risk-based capital ratios together with the minimum capital amounts and ratios as of December 31, 2006 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$407,079	10.7%	$303,871	8.0%
Tier 1 Capital (to Risk Weighted Assets)	327,991	8.6%	151,936	4.0%
Tier 1 Capital (to Average Assets)	327,991	8.1%	161,111	4.0%

See Note 19 to our Consolidated Financial Statements for further discussion of regulatory capital requirements.

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

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At December 31,

2006, there was an aggregate of approximately $98.1 million available for payment of dividends by Sterling Bank. At December 31, 2006, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $22.2 million. It is not anticipated that such restrictions will have an impact on the ability of Sterling Bancshares to meet its ongoing cash obligations. Additionally, Sterling Bancshares maintains a $20 million line of credit with Wells Fargo. This line of credit is available for general corporate purposes including the funding of potential acquisitions. As of December 31, 2006, we have a material commitment of $25.5 million to be paid out in cash related to acquisition of Partners Bank of Texas which is expected to close in the first half of 2007.

During the second quarter of 2006, we prepaid all of our $29.6 million 9.20% Junior Subordinated Deferrable Interest Debentures. The payment of these Debentures was funded by a dividend from the Bank.

On April 25, 2005, our Board of Directors authorized us to repurchase up to 3,750,000 shares of our common stock, not to exceed 750,000 shares in any calendar year. We may repurchase our shares of common stock from time to time in the open market or through privately negotiated transactions. We plan to fund any share repurchases from available cash or short-term borrowings.

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

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

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

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

In September 2006, the Company acquired BOTH, Inc., and its subsidiary, Bank of the Hills. As permitted by the Securities and Exchange Commission, management excluded BOTH from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Based on the assessment, which excluded BOTH, as described above, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2006.

J. Downey Bridgwater Chairman, President and Chief Executive Officer

Zach L. Wasson Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sterling Bancshares, Inc.

Houston, Texas

We have audited management’s assessment, included in the accompanying Managements Report on Internal Control over Financial Reporting, that Sterling Bancshares, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). As described in Managements Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bank of the Hills, which was acquired on September 30, 2006 and whose financial statements constitute 4 percent of total assets, 10 percent of total deposits, 7 percent of net interest income and 6 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Bank of the Hills. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

Houston, Texas

February 26, 2007

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance of the Registrant

The information required by this Item as to the directors and executive officers is hereby incorporated by reference from the information appearing under the captions “Election of Directors,” “Information about the Board of Directors, Committees of the Board, and Committees of the Bank—Standing Committees of the Board,” “Executive Officers and Other Significant Employees”, and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of year end. The information required by this Item as to the Code of Ethics for Senior Financial Officers is hereby incorporated by reference from “Item 1—Business—Available Information” of this report.

ITEM 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the caption “Compensation Discussion and Analysis,” “Report of the Human Resources Programs Committee,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” and “Employment Agreements and Other Compensation Agreements” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of year end.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation

Plan Information” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of year end.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Certain Transactions with Related Persons”, and “Director Independence” in the Company’s definitive proxy to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of year end.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report

1.	Consolidated Financial Statements. The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit No.

2.1	Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, Inc. and CaminoReal Bancshares of Texas, Inc., as amended. [Incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]

2.3	Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

Exhibit No.
2.4	Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]

2.5	Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

2.6	Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo. [Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.7	Stock Purchase Agreement dated as of July 16, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.8	Amendment No. 1 to Stock Purchase Agreement dated as of September 30, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 to the Company’s Current Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.9	Agreement and Plan of Merger dated August 18, 2003 by and among Sterling Bancshares, Inc., SB 2003, Inc. and South Texas Capital Group, Inc. [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 (File No. 000-20750).]

2.10	Agreement and Plan of Merger Dated July 7, 2005 by and among Sterling Bancshares, Inc., SBPB, Inc., and Prestonwood Bancshares, Inc. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

2.11	Agreement and Plan of Merger dated July 25, 2006 between Sterling Bancshares, Inc. and BOTH, Inc. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006.]

2.12	Agreement and Plan of Merger dated January 24, 2007 between Sterling Bancshares, Inc., Sterling Bank and Partners Bank of Texas. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007.]

3.1	Restated and Amended Articles of Incorporation of the Company, as amended. [Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 (File Nos. 333-55724, 333-55724-01, and 333-55724-02).]

3.2	Articles of Amendment to the Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

3.3	Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 26, 2004 (File No. 000-20750).]

Exhibit No.
3.4	Amendment to Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 17, 2005 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	9.20% Subordinated Deferrable Interest Debenture due March 21, 2031. [Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.5	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.8	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.11	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Notes due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

Exhibit No.
10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5	Credit Agreement dated October 1, 2004 made by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000. [Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.]

10.6	First Amendment to Credit Agreement dated as of March 8, 2005 by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.]

10.7	Second Amendment to Credit Agreement between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association, dated September 29, 2005. [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 5, 2005 (File No. 000-207500).]

10.8***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company’s Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.9***	Amendment to Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater dated November 17, 2005. [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on November 17, 2005 (File No. 000-207500).]

10.10***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater dated November 17, 2005. [Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on November 17, 2005 (File No. 000-207500).]

10.11***	Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan. [Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-105307).]

10.12***	Consulting Agreement between Sterling Bancshares, Inc. and George Martinez executed on June 9, 2004 and effective as of June 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].

10.13***	Amendment to Employment and Consulting Agreement between Sterling Bancshares, Inc. and George Martinez dated December 22, 2005. [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 27, 2005 (File No. 000-207500).]

Exhibit No.

10.14	***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

		Daryl D. Bohls	Travis Jaggers
		Danny L. Buck	Graham B. Painter
		Wanda S. Dalton	Stephen C. Raffaele
		Clinton Dunn	Mike Skowronek
James W. Goolsby, Jr.

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].

10.15	***	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.16	***	Form of Incentive Stock Agreement. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.17	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]

10.18	***	Short Term Incentive Program for Shared Services. [Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.19	***	Short Term Incentive Program for Bank Offices. [Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.20	***	Severance and Non-Competition Agreement dated effective May 2, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 5, 2005 (File No. 000-207500).]

10.21	***	Severance and Non-Competition Agreement dated effective January 1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Robert S. Smith. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005 (File No. 000-207500).]

10.22	***	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005. [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-207500).]

10.23	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc. and John A. Rossitto dated January 23, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2006 (File No. 000-207500).]

10.24	***	Summary Description of Non-Employee Director compensation. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.25	***	Summary of Named Executive Officer Compensation. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

Exhibit No.

10.26***	Summary Description of Compensation - Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2005 (File No. 000-207500).]
10.27	Purchase and Sale Agreement, dated November 13, 2006, between Sterling Bank and First States Group, L.P. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2006.]

10.28***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Stephen C. Raffaele. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.29***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Stephen C. Raffaele. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.30***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.31***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown. [Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.32***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown. [Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 15, 2006.].

10.33***	Form of Phantom Share Agreement. [Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.34***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Deborah Dinsmore, dated February 24, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2006].

10.35***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and C. Wallis McMath, Jr., dated March 1, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006].

10.36***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Zach L. Wasson dated December 4, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2006].

21.1*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of J. Downey Bridgwater, Chairman, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Zach L. Wasson, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.
***	Management Compensation Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCSHARES, INC.

DATE: February 28, 2007	by	/S/ J. DOWNEY BRIDGWATER
J. Downey Bridgwater, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 27th day of February, 2007.

SIGNATURE	TITLE	SIGNATURE	TITLE

/s/ J. DOWNEY BRIDGWATER J. Downey Bridgwater	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	/s/ GLENN H. JOHNSON Glenn H. Johnson	Director

/s/ ZACH L. WASSON Zach L. Wasson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ R. Bruce LaBoon R. Bruce LaBoon	Director

/s/ DAVID L. HATCHER David L. Hatcher	Lead Director	/s/ G. EDWARD POWELL G. Edward Powell	Director

/s/ EDWARD R. BARDGETT Edward R. Bardgett	Director	/s/ RAIMUNDO E. RIOJAS Raimundo E. Riojas	Director

/s/ GEORGE BEATTY, JR George Beatty, Jr	Director	/s/ ROLAND RODRIGUEZ Roland Rodriguez	Director

/s/ ANAT BIRD Anat Bird	Director	/s/ DAN C. TUTCHER Dan C. Tutcher	Director

/s/ JAMES D. CALAWAY James D. Calaway	Director	/s/ MAX W. WELLs Max W. Wells	Director

/s/ BRUCE J. HARPER Bruce J. Harper	Director

/s/ BERNARD A. HARRIS, JR., MD Bernard A. Harris, Jr., MD	Director

EXHIBIT TABLE

Exhibit No.
2.1	Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, Inc. and CaminoReal Bancshares of Texas, Inc., as amended. [Incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]

2.3	Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.4	Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]

2.5	Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

2.6	Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo. [Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.7	Stock Purchase Agreement dated as of July 16, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.8	Amendment No. 1 to Stock Purchase Agreement dated as of September 30, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 to the Company’s Current Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.9	Agreement and Plan of Merger dated August 18, 2003 by and among Sterling Bancshares, Inc., SB 2003, Inc. and South Texas Capital Group, Inc. [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 (File No. 000-20750).]

2.10	Agreement and Plan of Merger Dated July 7, 2005 by and among Sterling Bancshares, Inc., SBPB, Inc., and Prestonwood Bancshares, Inc. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

2.11	Agreement and Plan of Merger dated July 25, 2006 between Sterling Bancshares, Inc. and BOTH, Inc. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006.]

2.12	Agreement and Plan of Merger dated January 24, 2007 between Sterling Bancshares, Inc., Sterling Bank and Partners Bank of Texas. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007.]

3.1	Restated and Amended Articles of Incorporation of the Company, as amended. [Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 (File Nos. 333-55724, 333-55724-01, and 333-55724-02).]

Exhibit No.
3.2	Articles of Amendment to the Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

3.3	Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 26, 2004 (File No. 000-20750).]

3.4	Amendment to Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 17, 2005 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	9.20% Subordinated Deferrable Interest Debenture due March 21, 2031. [Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.5	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.8	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.11	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Notes due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

Exhibit No.

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5	Credit Agreement dated October 1, 2004 made by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000. [Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.]

10.6	First Amendment to Credit Agreement dated as of March 8, 2005 by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.]

10.7	Second Amendment to Credit Agreement between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association, dated September 29, 2005 [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 5, 2005 (File No. 000-207500).]

10.8***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on October 31, 2001 and effective as of January 1, 2002. [Incorporated by reference to Exhibit 99.3 of the Company’s Report on Form 8-K filed on October 14, 2001 (File No. 000-207500).]

10.9***	Amendment to Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater dated November 17, 2005. [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on November 17, 2005 (File No. 000-207500).]

10.10***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater dated November 17, 2005. [Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on November 17, 2005 (File No. 000-207500).]

10.11***	Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan. [Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-105307).]

10.12***	Consulting Agreement between Sterling Bancshares, Inc. and George Martinez executed on June 9, 2004 and effective as of June 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].

10.13***	Amendment to Employment and Consulting Agreement between Sterling Bancshares, Inc. and George Martinez dated December 22, 2005. [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 27, 2005 (File No. 000-207500).]

10.14***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

	Daryl D. Bohls	Travis Jaggers
	Danny L. Buck	Graham B. Painter
	Wanda S. Dalton	Stephen C. Raffaele
	Clinton Dunn	Mike Skowronek
James W. Goolsby, Jr.

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].

10.15	***	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

Exhibit No.
10.16	***	Form of Incentive Stock Agreement. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.17	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]

10.18	***	Short Term Incentive Program for Shared Services. [Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.19	***	Short Term Incentive Program for Bank Offices. [Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.20	***	Severance and Non-Competition Agreement dated effective May 2, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 5, 2005 (File No. 000-207500).]

10.21	***	Severance and Non-Competition Agreement dated effective January 1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Robert S. Smith. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005 (File No. 000-207500).]

10.22	***	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005. [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-207500).]

10.23	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc. and John A. Rossitto dated January 23, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2006 (File No. 000-207500).]

10.24	***	Summary Description of Non-Employee Director compensation. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.25	***	Summary of Named Executive Officer Compensation. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.26	***	Summary Description of Compensation - Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2005 (File No. 000-207500).]

10.27		Purchase and Sale Agreement, dated November 13, 2006, between Sterling Bank and First States Group, L.P. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2006.]

10.28	***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Stephen C. Raffaele. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.29	***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Stephen C. Raffaele. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.30	***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.31	***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown. [Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

Exhibit No.

10.32***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown. [Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 15, 2006.].

10.33***	Form of Phantom Share Agreement. [Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.34***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Deborah Dinsmore, dated February 24, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2006].

10.35***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and C. Wallis McMath, Jr., dated March 1, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006].

10.36***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Zach L. Wasson dated December 4, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2006].

21.1*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of J. Downey Bridgwater, Chairman, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Zach L. Wasson, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.
***	Management Compensation Agreement

STERLING BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sterling Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Sterling Bancshares Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Houston, Texas

February 26, 2007

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In thousands, except share amounts)

	2006	2005
ASSETS
Cash and cash equivalents	$134,775	$147,154
Interest-bearing deposits in financial institutions	198	99
Trading assets	—	28,515
Available-for-sale securities, at fair value	409,351	495,945
Held-to-maturity securities, at amortized cost	164,263	123,053
Loans held for sale	54,722	8,354
Loans held for investment	3,077,845	2,691,008

Total loans	3,132,567	2,699,362
Allowance for loan losses	(32,027)	(31,230)

Loans, net	3,100,540	2,668,132
Premises and equipment, net	23,475	41,407
Real estate acquired by foreclosure	1,465	460
Goodwill	130,858	85,026
Core deposit intangibles, net	10,299	3,551
Accrued interest receivable	18,692	15,358
Other assets	123,643	118,159

TOTAL ASSETS	$4,117,559	$3,726,859

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,058,135	$1,045,937
Interest-bearing demand	1,229,313	1,017,832
Certificates and other time deposits	1,047,163	774,374

Total deposits	3,334,611	2,838,143
Short-term borrowings	220,675	392,850
Subordinated debt	46,135	46,238
Junior subordinated debt	56,959	82,475
Accrued interest payable and other liabilities	49,894	32,681

Total liabilities	3,708,274	3,392,387

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS' EQUITY:
Convertible preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 71,938,175 and 68,187,750 issued and 71,000,675 and 68,000,250 outstanding at December 31, 2006 and 2005, respectively	71,938	68,187
Capital surplus	80,927	36,028
Retained earnings	272,179	239,171
Treasury stock, at cost, 937,500 and 187,500 shares held at December 31, 2006 and 2005, respectively	(10,902)	(1,984)
Accumulated other comprehensive loss, net of tax	(4,857)	(6,930)

Total shareholders' equity	409,285	334,472

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,117,559	$3,726,859

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands, except per share amounts)

	2006	2005	2004
Interest income:
Loans, including fees	$227,083	$175,521	$131,835
Securities:
Taxable	23,886	24,936	21,307
Non-taxable	2,622	2,442	2,042
Trading assets	696	1,318	4,569
Federal funds sold	261	293	101
Deposits in financial institutions	183	93	55

Total interest income	254,731	204,603	159,909

Interest expense:
Demand and savings deposits	17,934	8,525	4,785
Certificates and other time deposits	37,671	20,148	12,694
Short-term borrowings	17,273	15,102	4,163
Subordinated debt	4,476	3,665	2,744
Junior subordinated debt	5,571	6,933	6,551

Total interest expense	82,925	54,373	30,937

Net interest income	171,806	150,230	128,972
Provision for credit losses	4,058	14,371	12,250

Net interest income after provision for credit losses	167,748	135,859	116,722

Noninterest income:
Customer service fees	12,498	11,615	14,934
Net gain (loss) on trading assets	(302)	147	(474)
Net gain (loss) on the sale of securities	(358)	60	4,941
Net gain on the sale of loans	1,326	1,455	980
Other	18,053	13,682	10,644

Total noninterest income	31,217	26,959	31,025

Noninterest expense:
Salaries and employee benefits	76,046	61,229	62,209
Occupancy expense	16,075	15,556	15,326
Technology	6,882	5,524	6,127
Professional fees	6,147	6,527	6,999
Postage, delivery and supplies	3,355	3,238	3,179
Marketing	2,412	2,306	1,457
Core deposit intangible amortization	1,012	521	486
Acquisition costs	638	831	—
Other	18,619	14,914	17,517

Total noninterest expense	131,186	110,646	113,300

Income before income taxes	67,779	52,172	34,447
Provision for income taxes	21,939	15,950	9,484

Net Income	$45,840	$36,222	$24,963

Earnings per share:
Basic	$0.67	$0.53	$0.37

Diluted	$0.66	$0.53	$0.37

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2004	20	$20	66,963	$66,963	$26,632	$197,819	—	$—	$1,162	$292,596
Comprehensive income:
Net income						24,963				24,963
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $874									(1,623)	(1,623)
Less: Reclassification adjustment for losses included in net income, net of taxes of $123									229	229

Total comprehensive income										23,569

Issuance of common stock			609	609	5,366					5,975
Conversion of preferred stock	(20)	(20)	30	30	(10)					—
Cash dividends paid						(8,968)				(8,968)

BALANCE AT DECEMBER 31, 2004	—	—	67,602	67,602	31,988	213,814	—	—	(232)	313,172
Comprehensive income:
Net income						36,222				36,222
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $3,628									(6,659)	(6,659)
Less: Reclassification adjustment for gains included in net income, net of taxes of $21									(39)	(39)

Total comprehensive income										29,524

Issuance of common stock			585	585	4,040					4,625
Repurchase of common stock							188	(1,984)		(1,984)
Cash dividends paid						(10,865)				(10,865)

BALANCE AT DECEMBER 31, 2005	—	—	68,187	68,187	36,028	239,171	188	(1,984)	(6,930)	334,472
Comprehensive income:
Net income						45,840				45,840
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $24									44	44
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of $967									1,796	1,796
Less: Reclassification adjustment for losses included in net income, net of taxes of $125									233	233

Total comprehensive income										47,913

Issuance of common stock			728	728	6,951					7,679
Issuance of common stock in connection with the purchase of BOTH, Inc.			3,023	3,023	37,948					40,971
Repurchase of common stock							750	(8,918)		(8,918)
Cash dividends paid						(12,832)				(12,832)

BALANCE AT DECEMBER 31, 2006	—	$—	71,938	$71,938	$80,927	$272,179	938	$(10,902)	$(4,857)	$409,285

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,840	$36,222	$24,963
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	2,447	3,117	6,069
Net loss (gain) on securities	358	(60)	(4,941)
Net loss (gain) on trading assets	302	(147)	474
Net gain on sale of loans	(1,326)	(1,455)	(980)
Provision for credit losses	4,058	14,371	12,250
Writedowns, less gains on sale, of real estate acquired by foreclosure	(232)	(10)	(58)
Depreciation and amortization	8,530	7,760	9,206
Proceeds from principal paydowns of trading securities	31,790	165,374	453,735
Purchases of trading assets	(3,811)	(161,201)	(341,948)
Deferred income tax expense	259	(1,481)	1,151
Stock-based compensation expense (net of tax benefit recognized)	1,589	—	—
Excess tax benefits from share-based payment arrangements	(620)	—	—
Net decrease (increase) in loans held for sale	1,621	(321)	2,420
Net gain on sale of bank assets	(1,915)	(259)	(168)
Write-downs of bank assets	—	—	1,388
Net (increase) decrease in accrued interest receivable and other assets	(8,759)	2,519	(20,763)
Net increase (decrease) in accrued interest payable and other liabilities	15,722	1,233	(13,405)

Net cash provided by operating activities	95,853	65,662	129,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	15,907	22,753	9,587
Proceeds from the sale of available-for-sale securities	98,498	60,049	161,834
Proceeds from maturities or calls and paydowns of available-for-sale securities	103,299	143,582	141,739
Purchases of available-for-sale securities	(45,136)	(164,853)	(300,581)
Purchases of held-to-maturity securities	(18,007)	(28,565)	(84,975)
Net increase in loans held for investment	(371,352)	(343,218)	(206,252)
Purchase of bank-owned life insurance	—	—	(20,000)
Proceeds from sale of real estate acquired by foreclosure	2,792	2,269	5,199
Proceeds from sale of land held for sale	1,570	615	729
Purchase of Prestonwood Bancshares, Inc. (including transaction costs)	—	(34,638)	—
Cash and cash equivalents acquired with Prestonwood Bancshares, Inc.	—	49,035	—
Purchase of Bank of the Hills, Inc. (including transaction costs)	(31,730)	—	—
Cash and cash equivalents acquired with Bank of the Hills, Inc.	27,860	—	—
Net change in interest-bearing deposits in financial institutions	21,469	496	763
Proceeds from sale of loans	79,902	52,368	—
Proceeds from sale of premises and equipment	31,975	379	731
Purchase of premises and equipment	(5,394)	(7,741)	(5,512)

Net cash used in investing activities	(88,347)	(247,469)	(296,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	198,244	276,471	25,598
Net (decrease) increase in short-term borrowings	(172,175)	(27,725)	96,415
Redemption of junior subordinated debt	(29,640)	—	—
Proceeds from issuance of common stock	4,816	4,625	5,975
Repurchase of common stock	(8,918)	(1,984)	—
Excess tax benefits from share-based payment arrangements	620	—	—
Dividends paid	(12,832)	(10,865)	(8,968)

Net cash (used in) provided by financing activities	(19,885)	240,522	119,020

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,379)	58,715	(48,325)
CASH AND CASH EQUIVALENTS:
Beginning of period	147,154	88,439	136,764

End of period	$134,775	$147,154	$88,439

Supplemental information:
Income taxes paid	$27,098	$18,752	$29,704
Interest paid	75,913	51,505	30,316
Noncash investing and financing activities—
Loan to finance the sale of premises and equipment	1,400	—	419
Acquisition of real estate through foreclosure of collateral	3,565	1,183	4,553
Acquisition of BOTH, Inc.
Common Stock issued	40,971	—	—
Payable to BOTH, Inc shareholders	336	—	—

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization—Sterling Bancshares, Inc. (“Sterling Bancshares” and together with its subsidiaries, the “Company”), headquartered in Houston, Texas, is a bank holding company that has served the banking needs of small- to mid-sized businesses for over 32 years. The Company provides commercial and consumer banking services in the greater metropolitan areas of Houston, San Antonio and Dallas, Texas through the 45 banking centers of Sterling Bank (the “Bank”), a banking association chartered under the laws of the state of Texas.

Summary of Significant Accounting and Reporting Policies—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and the prevailing practices within the financial services industry. A summary of significant accounting policies follows:

Basis of Presentation—The consolidated financial statements include the accounts of Sterling Bancshares and its subsidiaries except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. Intercompany transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed real estate, deferred tax assets, goodwill and other intangibles, trading activities and stock-based compensation.

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

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

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

A loan is defined as impaired when based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for loan losses related to impaired loans is determined based on the difference between the carrying value of the impaired loan and its fair value. The fair value is determined based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized.

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

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

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

Premises and Equipment—Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is computed primarily using the straight-line method over the estimated useful lives (ranging from three to forty years) of the assets. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter.

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

Goodwill and Other Intangibles—Intangible assets consist primarily of core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs. If any such impairment is determined, a writedown is recorded.

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

Derivative Financial Instruments—The Company’s interest rate risk management strategy includes hedging the repricing characteristics of certain assets and liabilities so as to mitigate adverse effects on the Company’s net interest margin and cash flows from changes in interest rates. The Company uses certain derivative instruments to add stability to the Company’s net interest income and to manage the Company’s exposure to interest rate movements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

The Company may designate a derivative as either an accounting hedge of the fair value of a recognized fixed rate asset or an unrecognized firm commitment (“fair value” hedge) or an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values. To the extent of the effectiveness of a hedge, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of income taxes. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized as other income in the results of operations.

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

Stock-based Compensation—The Company accounts for stock-based employee compensation plans using the fair-value-based method of accounting in accordance with Statement of Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”) which became effective beginning in 2006. The Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2006. Prior to 2006, the Company accounted for stock-based employee compensation using the intrinsic value-based method of accounting, as permitted. Under the intrinsic value-based method of accounting, no compensation expense was recognized for the Company’s incentive stock options or for the Company’s employee stock purchase plan. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

The pro-forma net income and earnings per share information for the years ended December 31, 2005 and 2004 presented below were determined as if we had accounted for our employee stock-based compensation under the fair-value method (dollars in thousands, except for per share amounts).

	2005	2004
Net income, as reported	$36,222	$24,963
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	457	546
Less: Total stock-based employee compensation expense determined under the fair value based method, net of related taxes	(952)	(1,203)

Pro-forma net income	$35,727	$24,306

Earnings per share:
Basic—as reported	$0.53	$0.37

Basic—pro forma	$0.53	$0.36

Diluted—as reported	$0.53	$0.37

Diluted—pro forma	$0.52	$0.36

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

On October 31, 2006, the Company declared a three-for-two stock split to be effected in the form of a 50% stock dividend on its common stock. Stockholders of record on December 1, 2006, received one additional share of common stock for every two shares of the Company’s common stock held on that date. Cash paid in lieu of fractional shares was based on the average of the high and low bids on the record date, as adjusted for the split. This stock split has been given retroactive effect in the accompanying financial statements and related notes. In addition, earnings and dividends per common share data has been restated for all periods presented.

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

Recent Accounting Standards—SFAS 123R established standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company used the modified prospective application in implementing SFAS 123R. Beginning in 2006, the Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2006. Prior to 2006, the Company accounted for stock-based employee compensation using the intrinsic value-based method of accounting, as permitted. Under the intrinsic value-based method of accounting, no compensation expense was recognized for the Company’s incentive stock options or for the Company’s employee stock purchase plan. The adoption of this accounting standard resulted in additional stock-based compensation expense of $375 thousand for the year ended December 31, 2006 attributable to stock options and the Company’s employee stock purchase plan. An income tax benefit of $5 thousand was recorded in the Company’s income statement for the year ended December 31, 2006 for this additional stock-based compensation expense. The adoption of this accounting standard did not have a meaningful impact on earnings per share for this same time period.

In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment of SFAS Nos. 133 and 140. It establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. The primary objective of this Statement with respect to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, is to simplify accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. The primary objective of this Statement with respect to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity (QSPE) may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), an amendment of SFAS 140. It establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Management has not completed its evaluation of the impact of this standard; however, the Company does not expect it to be material to its financial statements.

2.	ACQUISITIONS AND DIVESTITURES

Acquisitions. On September 29, 2006, the Company acquired Kerrville, Texas-based BOTH, Inc., and its subsidiary bank, Bank of the Hills (“BOTH”). BOTH operated five banking offices in the San Antonio/Kerrville area. The purchase price of $73.0 million consisted of $41.0 million of the Company’s common stock (3.0 million shares), $31.5 million in cash and $536 thousand in acquisition-related costs. The shares of the Company’s common stock issued in the transaction were valued at the average of the closing price of the Company’s common stock for the ten business days ending on August 22, 2006. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets was recorded as goodwill, none of which is expected to be deductible for tax purposes. As of December 31, 2006, the Company had a liability totaling $336 thousand representing the cash portion of the consideration that had not yet been tendered for cash payment to the BOTH shareholders. The results of operations for this acquisition have been included in the Company’s financial results beginning in the fourth quarter of 2006.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary and is subject to final determination and valuation of the fair value of assets acquired and liabilities assumed (in thousands).

Cash and cash equivalents	$27,860
Interest-bearing deposits in other banks	21,568
Available-for-sale securities	72,076
Held-to-maturity securities	39,245
Loans held for investment	149,875
Allowance for loan losses	(2,152)
Premises and equipment	5,731
Accrued interest receivable	1,797
Core deposit intangibles	7,760
Goodwill	45,832
Other assets	7,659

Total assets acquired	377,251

Deposits	(298,224)
Accrued interest payable and other liabilities	(5,990)

Total liabilities assumed	(304,214)

Net assets acquired	$73,037

Core deposit intangibles are amortized using an economic life method based on deposit attrition projections. As a result, amortization will decline over time with most of the amortization occurred during the initial years. The weighted average amortization period for core deposit intangibles is approximately 5 years.

On September 30, 2005, the Company acquired Dallas, Texas-based Prestonwood Bancshares, Inc. (“Prestonwood”), and its subsidiary bank, The Oaks Bank & Trust Company (“The Oaks Bank”), in a cash merger. The Oaks Bank operated five banking offices in Dallas and doubled the Company’s size in both assets and locations in the Dallas area. One acquired office was consolidated into an existing Sterling Bank location. The Company paid $34.4 million plus transaction costs for all of Prestonwood’s issued and outstanding shares of common stock, of which $500 thousand was deposited into an escrow account to secure payment of certain obligations related to an insurance agency subsidiary. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets was recorded as goodwill, none of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results beginning in the fourth quarter of 2005.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

3.	SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$6,501	$—	$(76)	$6,425
Obligations of states of the U.S. and political subdivisions	2,306	17	(2)	2,321
Mortgage-backed securities and collateralized mortgage obligations	395,614	56	(9,855)	385,815
Other securities	15,165	—	(375)	14,790

Total	$419,586	$73	$(10,308)	$409,351

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$91,946	$495	$(380)	$92,061
Mortgage-backed securities and collateralized mortgage obligations	72,317	91	(934)	71,474

Total	$164,263	$586	$(1,314)	$163,535

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$10,031	$—	$(107)	$9,924
Obligations of states of the U.S. and political subdivisions	3,303	27	(4)	3,326
Mortgage-backed securities and collateralized mortgage obligations	476,541	286	(10,099)	466,728
Other securities	16,732	—	(765)	15,967

Total	$506,607	$313	$(10,975)	$495,945

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$58,288	$649	$(562)	$58,375
Mortgage-backed securities and collateralized mortgage obligations	64,765	9	(1,134)	63,640

Total	$123,053	$658	$(1,696)	$122,015

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

The contractual maturities of securities at December 31, 2006 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,373	$2,358	$5,527	$5,546
Due after one year through five years	5,768	5,715	38,408	38,423
Due after five years through ten years	666	673	48,011	48,092
Mortgage-backed securities and collateralized mortgage obligations	395,614	385,815	72,317	71,474
Other securities	15,165	14,790	—	—

Total	$419,586	$409,351	$164,263	$163,535

The following table summarizes the proceeds received and gross realized gains and losses on the sales of the available-for-sale securities (in thousands):

	December 31,
	2006	2005	2004
Proceeds from sales and calls	$98,498	$60,049	$161,834
Gross realized gains	204	206	5,860
Gross realized losses	(562)	(146)	(919)

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

Securities with unrealized losses segregated by length of impairment as of December 31, 2006, were as follows (in thousands):

	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$—	$—	$—	$6,501	$(76)	$6,425
Obligations of states of the U.S. and political subdivisions	96	—	96	463	(2)	461
Mortgage-backed securities and collateralized mortgage obligations	56,439	(613)	55,826	326,012	(9,242)	316,770
Other securities	—	—	—	8,630	(375)	8,255

Total	$56,535	$(613)	$55,922	$341,606	$(9,695)	$331,911

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$11,280	$(10)	$11,270	$19,942	$(370)	$19,572
Mortgage-backed securities and collateralized mortgage obligations	16,437	(94)	16,343	43,801	(840)	42,961

Total	$27,717	$(104)	$27,613	$63,743	$(1,210)	$62,533

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

The average loss on securities in an unrealized loss position was 2.4% of the amortized cost basis at December 31, 2006. During the fourth quarter of 2006, realized losses of $562 thousand were recorded on certain interest-only securities. These securities are tied to an underlying government guaranteed loan and are subject to prepayment and interest rate fluctuations. These securities had been in an unrealized loss position since the fourth quarter of 2005. Given the current prepayment factors for the underlying loan and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired. There are no remaining securities in the Company’s securities portfolio in a loss position greater than 10% of the Company’s amortized cost basis at December 31, 2006. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2006.

Securities with carrying values totaling $355.4 million and fair values totaling $349.0 million were pledged to secure public deposits at December 31, 2006.

4.	LOANS

The loan portfolio is classified by major type as follows (in thousands):

	December 31,
	2006	2005
Loans held for sale
Commercial and industrial	$3,723	$1,242
Real estate:
Commercial	49,099	4,735
Construction	1,900	2,377

Total loans held for sale	54,722	8,354

Loans held for investment
Domestic
Commercial and industrial	824,494	738,061
Real estate:
Commercial	1,336,465	1,221,610
Construction	597,985	438,454
Residential mortgage	209,163	190,701
Consumer/other	79,642	72,937
Foreign
Commercial and industrial	27,479	26,080
Other loans	2,617	3,165

Total loans held for investment	3,077,845	2,691,008

Total loans	$3,132,567	$2,699,362

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

Loan maturities and rate sensitivity of the loans held for investment excluding residential mortgage and consumer loans, at December 31, 2006 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$631,414	$171,104	$21,976	$824,494
Real estate—commercial	531,331	621,692	183,442	1,336,465
Real estate—construction	439,460	118,224	40,301	597,985
Foreign loans	28,755	1,341	—	30,096

Total loans	$1,630,960	$912,361	$245,719	$2,789,040

Loans with a fixed interest rate	$196,609	$752,154	$196,973	$1,145,736
Loans with a floating interest rate	1,434,351	160,207	48,746	1,643,304

Total loans	$1,630,960	$912,361	$245,719	$2,789,040

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and San Antonio metropolitan areas. As of December 31, 2006, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between Sterling Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	Year Ended
	December 31,
	2006	2005
Beginning balance	$9,021	$15,273
New loans	—	15
Loans to insiders/directors who resigned	(2,606)	(4,574)
Repayments	(4,122)	(1,693)

Ending balance	$2,293	$9,021

The recorded investment in impaired loans was $11.4 million and $22.4 million, at December 31, 2006 and 2005, respectively. Such impaired loans required an allowance for loan losses of $1.8 million and $4.2 million, respectively. The average recorded investment in impaired loans for the year ended December 31, 2006, 2005 and 2004 was $17.2 million, $23.0 million and $19.4 million, respectively. Interest income on impaired loans of $57 thousand and $157 thousand were recognized for cash payments received for the year ended December 31, 2004 and 2005, respectively. No interest on impaired loans was received for the year ended December 31, 2006.

Included in impaired loans are nonperforming loans of $11.4 million and $21.8 million at December 31, 2006 and December 31, 2005, respectively, which have been categorized by management as nonaccrual

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

loans. Interest foregone on nonaccrual loans for 2006 and 2005 was approximately $1.3 million and $1.4 million, respectively. The Company had one restructured loan totaling $776 thousand as of December 31, 2006. The Company did not have any restructured loans as of December 31, 2005.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $2.7 million and $162 thousand at December 31, 2006 and December 31, 2005, respectively.

5.	ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$31,230	$29,406	$30,722
Loans charged off	9,450	15,713	15,216
Loan recoveries	(3,791)	(2,752)	(2,476)

Net loans charged-off	5,659	12,961	12,740
Allowance for loan losses associated with acquired institutions	2,152	761	—
Provision for loan losses	4,304	14,024	11,424

Allowance for loan losses at end of period	32,027	31,230	29,406

Reserve for unfunded loan commitments at beginning of period	1,173	826	—
Provision for losses on unfunded loan commitments	(246)	347	826

Reserve for unfunded loan commitments at end of period	927	1,173	826

Total allowance for credit losses	$32,954	$32,403	$30,232

6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2006	2005
Land	$3,876	$10,832
Buildings and improvements	17,389	41,704
Furniture, fixtures and equipment	47,553	44,936

	68,818	97,472
Less accumulated depreciation and amortization	(45,343)	(56,065)

Total	$23,475	$41,407

Depreciation and amortization of premises and equipment totaled $7.5 million in 2006, $7.2 million in 2005 and $8.7 million in 2004.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

The Company completed three separate sale/leaseback transactions during 2006 resulting in total net pre-tax gains of $1.8 million. A total of 18 properties were sold resulting in premises and equipment with a net book value of $21.9 million being removed from the Company’s assets. These properties are being leased over various terms and are accounted for as operating leases subsequent to the completion of each transaction. During the second quarter of 2006, the Company sold a multi-tenant office building and recognized a gain of $1.1 million. The Company continues to occupy the banking center located in this building. During the fourth quarter of 2006, the Company completed two separate sale/leaseback transactions. The Company sold one of its San Antonio locations for a total sales price of $1.8 million which resulted in a gain of $1.0 million. In addition, the Company completed a separate sale/leaseback of 16 bank-owned locations for a total sales price of $28.3 million resulting in a deferred gain of $9.3 million. This gain will be recognized into income over the next 20 years. The Company has no future commitments, obligations, provisions or circumstances that would require or result in its continuing involvement.

7.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Houston	San Antonio	Dallas	Total
Balance, January 1, 2005	$29,613	$27,205	$5,662	$62,480
Prestonwood Bancshares acquisition	—	—	22,546	22,546

Balance, December 31, 2005	29,613	27,205	28,208	85,026
BOTH, Inc. acquisition	—	45,832	—	45,832

Balance, December 31, 2006	$29,613	$73,037	$28,208	$130,858

The changes in the carrying amounts of the core deposit intangibles for the years ended December 31, 2006 and 2005 are as follows (in thousands):

Balance, January 1, 2005	$1,839
Amortization expense	(521)
Prestonwood Bancshares acquisition	2,233

Balance, December 31, 2005	3,551
Amortization expense	(1,012)
BOTH, Inc. acquisition	7,760

Balance, December 31, 2006	$10,299

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

Core deposit intangibles are amortized on an accelerated basis over their estimated lives of 10 years. The projected amortization for core deposit intangibles as of December 31, 2006 is as follows (in thousands):

2007	$1,660
2008	1,559
2009	1,477
2010	1,379
2011	1,186
Thereafter	3,038

Total	$10,299

8.	DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificate of deposits. The remaining maturities of these deposits are summarized as of December 31, 2006 as follows (in thousands):

Three months or less	$340,250
Over three through six months	195,833
Over six through twelve months	145,235
Thereafter	54,348

$735,666

Interest expense for certificates of deposit in excess of $100,000 was approximately $28.5 million, $14.6 million, and $9.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, the Bank had $123.7 million in brokered certificates of deposits that were in excess of $100,000, of which $123.2 million will mature in 2007. The remaining balance of these deposits was $453 thousand and will mature in year 2008.

There are no major concentrations of deposits.

9.	SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows (in thousands):

	December 31,
	2006	2005
Federal Home Loan Bank advances	$193,500	$370,000
Federal funds purchased	27,175	22,850

Total	$220,675	$392,850

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

The Company has an available line of credit with the Federal Home Loan Bank (FHLB) of Dallas, which allows the Company to borrow on a collateralized basis. At December 31, 2006, we had total funds of $996.4 million available under this agreement of which $193.5 million was outstanding and had maturities from three days to two weeks. The average interest rate on these borrowings was 5.36% at December 31, 2006. These borrowings are collateralized by single family residential mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced with either additional borrowings or through increased customer deposits.

The Bank has available lines for federal funds purchased at correspondent banks. As of December 31, 2006, federal funds outstanding with a correspondent bank were $27.2 million, of which $24.0 million will mature in January 2007 while the remaining balance of $3.2 million is payable upon demand.

The Company has a revolving line of credit of $20.0 million with Wells Fargo Bank. This line of credit matures on September 27, 2007, bears interest at 1.25% above the federal funds borrowing rate or LIBOR-based rate and is subject to certain covenants. There were no borrowings outstanding on this line of credit at December 31, 2006 and 2005.

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

11.	JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of December 31, 2006, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

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

The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. Until August 30, 2007, there is a ceiling on the three-month LIBOR of 8.50% resulting in a ceiling on the floating rate of 11.95% during this period. As of December 31, 2006, the floating rate was 8.81% on these securities compared to 7.47% at December 31, 2005.

The BOTH Capital Trust I preferred securities bear interest at a floating rate equal to the three-month LIBOR, plus 3.10%; however, the calculated interest rate will not exceed 5.96% in the period to July 7, 2008. As of December 31, 2006, the rate on these securities was 5.96%.

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

12.	DERIVATIVE FINANCIAL INSTRUMENTS

In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge that qualifies for the “short-cut” method of accounting. The swap’s fair value is included in other liabilities and was $3.8 million and $3.7 million with a floating rate of 9.00% and 7.77% on December 31, 2006 and 2005, respectively. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

During the third quarter of 2006, the Company purchased a prime interest rate floor with a notional amount of $113 million and a strike rate of 8.00% and a prime interest rate collar contract with a notional amount of $250 million and an 8.42% interest rate cap and an 8.00% interest rate floor. These contracts are designated as cash flow hedges of the monthly interest receipts from a portion of the Company’s portfolio of prime-based variable-rate loans. The interest rate floor and interest rate collar have termination dates of August 1, 2009 and August 1, 2010, respectively.

For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The accumulated net after-tax gain on the floor and collar contracts included in accumulated other comprehensive income totaled $1.8 million at December 31, 2006. The total fair value of the interest-rate collar and floor was $3.7 million at December 31, 2006 and is included in other assets.

13.	INCOME TAXES

The components of the provision for income taxes follow (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current income tax expense	$21,680	$17,431	$8,333
Deferred income tax expense	259	(1,481)	1,151

Total income tax expense	$21,939	$15,950	$9,484

The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate of 35% to income from continuing operations as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Taxes calculated at statutory rate	$23,723	$18,261	$12,056
Increase (decrease) resulting from:
Release of reserves	(473)	(851)	(1,200)
Tax-exempt interest income	(868)	(847)	(762)
Tax-exempt income from bank-owned life insurance	(989)	(1,006)	(706)
Other, net	546	393	96

Income tax expense, as reported	$21,939	$15,950	$9,484

During 2005, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2003 tax year. This examination was completed during the third quarter of 2006, resulting in an additional federal income tax obligation of $1.2 million. This obligation was previously accrued as part of the Company’s overall tax contingency reserve. During the years ended December 31, 2006, 2005 and 2004, the Company revised its estimate to remove contingent liabilities totaling $473 thousand, $851 thousand and $1.2 million related to the expiration of previous tax contingencies and refunds received, including the filing of various state tax returns related to the Company’s mortgage banking segment which was sold in 2003.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

Significant deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2006	2005
Deferred tax assets:
Real estate acquired by foreclosure	$78	$180
Depreciable assets	3,534	354
Allowance for credit losses	11,533	11,341
Net operating loss carryforward	2	13
Deferred compensation	1,525	1,542
Unrealized loss on available-for-sale securities	3,582	3,732
SCMC indemnification reserve	587	653
Other	1,084	450

Total deferred tax assets	21,925	18,265
Deferred tax liabilities:
Federal Home Loan Bank stock dividends	769	511
Core deposit intangibles	3,605	1,243
Loan origination fees	3,138	—
Unrealized gain on cash flow hedge	967	—
Prepaid expenses	625	643
Other	68	388

Total deferred tax liabilities	9,172	2,785

Net deferred tax assets	$12,753	$15,480

The total net deferred tax assets amount is included in the balance sheet in other assets. The Company has determined that a valuation reserve is not required for deferred tax assets as it is more likely than not that these assets will be primarily realized through future taxable income.

14.	EMPLOYEE BENEFITS

Profit sharing plan—The Company’s profit sharing plan includes substantially all employees. The total contribution to the plan is limited to 10% of the Company’s pre-tax net income, subject to Internal Revenue Service limitations. Contributions to the plan consist of a 401(k) and profit sharing component. The 401(k) contribution is based on a 50% Company match of employee contributions, up to 6 percent of the employee’s base pay and fully vests after four years of service. Employee contributions to the 401(k) plan accounts are optional. Contributions to the 401(k) are accrued and funded currently. In 2006, the matching expense for the 401(k) was $1.2 million. The profit sharing contribution is made at the discretion of the Board of Directors and is based on tiered levels of return on average equity (ROE). The contribution is paid out only when the Bank achieves a minimum 12% ROE. Total profit sharing and matching contribution expense for 2006 and 2004 was approximately $2.2 million and $3.5 million, respectively. During 2005, there was no profit sharing contribution as the Company did not achieve the minimum ROE threshold.

Stock-based compensation—The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock units, restricted stock unit awards, phantom stock awards, stock appreciation rights or stock options for up to 3,225,000 shares of common stock. Certain share awards granted under previous shareholder-approved plans are still outstanding and unvested at December 31, 2006.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

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

Total stock-based compensation expense that was charged against income was $2.2 million, $703 thousand and $840 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $654 thousand, $246 thousand and $294 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash received for exercises under all share-based payment arrangements during the years ended December 31, 2006, 2005 and 2004 was $4.9 million, $3.4 million and $2.6 million, respectively. The actual tax benefit realized for the tax deductions under all share-based payment arrangements totaled $620 thousand, $1.0 million and $735 thousand, respectively, for the years ended December 31, 2006, 2005 and 2004.

The Company issues new shares upon the exercise of all share-based payment arrangements.

Stock Options—The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The Black-Scholes-Merton formula assumes that option exercises occur at the end of an option’s contractual term, and that expected volatility, expected dividends, and risk-free interest rates are constant over the option’s term. The Black-Scholes-Merton formula is adjusted to take into account certain characteristics of employee share options and similar instruments that are not consistent with the model’s assumptions. Because of the nature of the formula, those adjustments take the form of weighted-average assumptions about those characteristics. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate of the option is based on the U.S. Treasury zero-coupon with a remaining term equal to the expected term used in the assumption model. The historical volatility is a measure of fluctuations in the Company’s share price. The fair value of options was estimated using the following range of assumptions:

	2006	2005	2004
Expected term (years)	4.72 - 4.82	4.33 - 4.99	4.18 - 4.41
Risk-free interest rate	4.34% - 5.23%	3.70% - 4.36%	3.19% - 3.49%
Historical volatility	30.01% - 30.38%	19.06% - 28.66%	27.85% - 29.38%
Dividend yield	1.39% - 1.74%	1.54% - 1.69%	1.40% - 1.49%

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

A summary of changes in outstanding stock options as of December 31, 2006 is as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Shares under option, beginning of period	1,971	$7.30
Shares granted	306	12.10
Shares forfeited or expired	(99)	9.44
Shares exercised	(587)	7.29

Shares under option, end of period	1,591	$7.73	4.97	$8,432

Shares exercisable, end of period	1,266	$6.80	3.66	$7,872

The weighted-average grant-date fair value of the options granted during the years ended December 31, 2006, 2005 and 2004 was $3.55, $2.63 and $2.26. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $2.7 million, $1.5 million and $2.1 million.

Share Awards—A summary of the status of the Company’s nonvested share awards as of December 31, 2006 is presented below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested share awards, beginning of period	160	$9.55
Shares granted	202	11.95
Shares forfeited	(23)	9.62
Shares vested	(86)	10.89

Nonvested share awards, end of period	253	$11.00

As of December 31, 2006, there was $2.0 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.36 years. The total fair value of shares vested during the year ended December 31, 2006 was $941 thousand.

The Company grants certain executives and other key employees restricted stock unit awards whose vesting is contingent upon meeting various office, departmental and company-wide annual performance goals. The fair value of each grant was estimated using the current public market price of the Company’s common stock on December 31, 2006 and assumes that performance goals will be achieved. If such goals are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed. There were 3,000 performance-based contingent grants outstanding at December 31, 2006. There was no unrecognized compensation expense for these grants at December 31, 2006.

Effective January 1, 2006, the Company entered into an employment agreement with its chief executive officer (“Executive”). This agreement establishes, among other things, certain incentive compensation terms

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

which include equity incentives under the 2003 Stock Plan. The Executive was awarded 187,500 Performance Restricted Share Units (“PRSU”). The PRSUs will be earned subject to certain performance measures over a four-year period. These performance measures include annual growth in earnings per share, average return on equity and an overall board evaluation. Based on these criteria, the Executive will earn a specific number of the eligible share units. In addition to the PRSUs, the Executive will earn up to 187,500 bonus shares subject to the same performance measures. The employment agreement also includes a severance and non-competition agreement. Under this agreement, upon termination of employment under the circumstances described in the agreement, the Executive would become vested in a specified number of bonus shares. The fair value of each PRSU and bonus share was estimated based on expected performance goals being attained and using the current public market price of the Company’s common stock at December 31, 2006. As of December 31, 2006, there was $2.2 million of total unrecognized compensation expense related to the PRSUs and bonus shares. This cost is expected to be recognized over a remaining period of three years. If performance measures are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed.

Stock purchase plan—The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) effective July 1, 2004, which superceded the 1994 Employee Stock Purchase Plan (the “old ESPP”) to eligible employees. An aggregate of 2.3 million shares of Company common stock may be issued under this plan subject to adjustment upon changes in capitalization. The Purchase Plan is a compensatory benefit plan to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan is subscribed through payroll deductions which may not exceed 10% of the eligible employee’s compensation. The purchase price for shares available under the Purchase Plan is 90% of the lower of the fair market value on either the first or last day of each quarter. Compensation expense associated with the Purchase Plan was determined using a Black-Scholes-Merton option pricing formula. Assumptions used in this formula were the same as disclosed above for incentive stock options except that an expected term of three months was used. During the year ended December 31, 2006, 35,374 shares were subscribed for through payroll deductions under the Purchase Plan compared to 30,512 shares for the year ended December 31, 2005.

Under the old ESPP, the employees were given the opportunity to purchase stock outright at time of offering since the stock price was set in advance of the offer. Under the old ESPP, 7,106 shares were subscribed for through payroll deduction during 2004.

15.	SHAREHOLDERS’ EQUITY

Treasury stock—On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2,500,000 shares of common stock, not to exceed 500,000 shares in any calendar year. On January 29, 2007, the Company’s Board of Directors authorized an increase in the number of shares to be repurchased to adjust for the three-for-two stock split approved by the Board on October 30, 2006. The Company is now authorized to repurchase up to 3,750,000 shares of common stock, not to exceed 750,000 shares in any calendar year. Under this plan, the Company may repurchase shares of its common stock from time to time in the open market or through privately negotiated transactions. In 2006, the Company repurchased 750,000 shares at a weighted average cost per share of $11.91, for a total purchase price of $6.7 million.

Preferred stock—The Board of Directors has approved the sale of convertible preferred stock in series pursuant to confidential private placement memoranda upon the opening of various banking centers. The shares are sold to investors who may assist in the business development efforts of the opening banking center and are convertible to common shares dependent on that banking center meeting certain performance

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

and deposit growth goals. The conversion ratio into common stock is predetermined at time of placement. On November 7, 2004, each of the 20,000 shares Series I Preferred Stock, issued on March 7, 2002 in connection to the opening of a Dallas banking center, was converted into one share of common stock based on the performance goals attained.

16.	EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net income	$45,840	$36,222	$24,963
Basic:
Weighted average shares outstanding	68,834	67,932	67,259
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and nonvested share awards	699	710	633
Assumed conversion of preferred stock	—	—	26

Total	$69,533	$68,642	$67,918

Earnings per share
Basic	$0.67	$0.53	$0.37

Diluted	$0.66	$0.53	$0.37

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The incremental shares for the conversion of the preferred stock were determined assuming applicable performance goals had been met. The calculation of diluted earnings per share excludes 139 thousand, 168 thousand and 328 thousand options outstanding during 2006, 2005, and 2004, respectively, that were anti-dilutive.

17.	COMMITMENTS AND CONTINGENCIES

Leases—A summary as of December 31, 2006, of noncancelable future operating lease commitments is as follows (in thousands):

2007	$7,539
2008	6,682
2009	6,119
2010	5,773
2011	5,226
Thereafter	34,890

Total	$66,229

Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $5.2 million, $4.3 million and $3.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

Litigation—The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements—The Company has entered into severance and non-competition agreements with its chief executive officers (discussed in Note 14) and certain other executive officers. Under these agreements, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20,000 in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

18.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	December 31,
	2006	2005
Commitments to extend credit	$822,209	$832,866
Standby letters of credit	83,639	53,252

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

Off-balance sheet arrangements also include an interest rate swap, an interest rate floor, an interest rate collar (discussed in Note 12 of this report) and the Company’s Trust Preferred Securities (discussed in Note 11 of this report).

19.	REGULATORY MATTERS

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2006 and 2005, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
Consolidated:
As of December 31, 2006:
Total capital (to risk weighted assets)	$407,079	10.7%	$303,871	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	327,991	8.6%	151,936	4.0%	N/A	N/A
Tier 1 capital (to average assets)	327,991	8.1%	161,111	4.0%	N/A	N/A

As of December 31, 2005:
Total capital (to risk weighted assets)	$411,229	12.4%	$266,220	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	332,590	10.0%	133,110	4.0%	N/A	N/A
Tier 1 capital (to average assets)	332,590	9.1%	145,980	4.0%	N/A	N/A

Sterling Bank:
As of December 31, 2006:
Total capital (to risk weighted assets)	$401,511	10.6%	$303,449	8.0%	$379,312	10.0%
Tier 1 capital (to risk weighted assets)	322,423	8.5%	151,725	4.0%	227,587	6.0%
Tier 1 capital (to average assets)	322,423	8.0%	160,879	4.0%	201,099	5.0%

As of December 31, 2005:
Total capital (to risk weighted assets)	$406,444	12.2%	$265,767	8.0%	$332,209	10.0%
Tier 1 capital (to risk weighted assets)	327,804	9.9%	132,884	4.0%	199,326	6.0%
Tier 1 capital (to average assets)	327,804	9.0%	145,709	4.0%	182,137	5.0%

On January 1, 2004, the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At December 31, 2006, the entire amount of the $55.3 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at December 31, 2006.

Dividend restrictions—Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $98.1 million available for payment of dividends at December 31, 2006 by the Bank. At December 31, 2006 the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $22.2 million by the Bank.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

20.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments were determined by management as of December 31, 2006 and 2005, and required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

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

Loans Held for Investment—The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Derivatives—Fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the reporting date. Market quotes are used to value the instruments.

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

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. These amounts were not significant at the reporting dates.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$134,973	$134,973	$147,253	$147,253
Trading assets	—	—	28,515	28,515
Available-for-sale securities	409,351	409,351	495,945	495,945
Held-to-maturity securities	164,263	163,535	123,053	122,015
Loans held for sale	54,722	54,722	8,354	8,354
Loans held for investment	3,077,845	3,130,393	2,691,008	2,736,886
Less: allowance for loan losses	(32,027)	(32,027)	(31,230)	(31,230)

Total	$3,809,127	$3,860,947	$3,462,898	$3,507,738

Financial liabilities:
Deposits	$3,334,611	$3,226,277	$2,838,143	$2,747,322
Junior subordinated debt	56,959	56,959	82,475	82,475
Subordinated debt	46,135	46,135	46,238	46,238
Interest rate swap	3,827	3,827	3,718	3,718
Short-term borrowings	220,675	220,672	392,850	392,786

Total	$3,662,207	$3,553,870	$3,363,424	$3,272,539

21.	SUBSEQUENT EVENT

On January 24, 2007, the Company entered into a definitive agreement to acquire Partners Bank of Texas (Partners Bank). Partners Bank is a privately held bank which operates four banking offices in the Houston area. As of December 31, 2006, Partners Bank had assets of approximately $186 million, loans of $129 million and deposits totaling $163 million. The consideration of the merger is a combination of stock and cash totaling approximately $52.0 million for all of Partners Bank’s issued and outstanding shares of common stock. The merger agreement has been approved by the respective Boards of Directors of the Company and Partners Bank, and the transactions contemplated are subject to the approval of the Partners Bank’s shareholders. The merger is subject to customary closing conditions including receipt of regulatory approval and is expected to occur in the first or second quarter of 2007. Additional information regarding this agreement is contained in a Form 8-K, filed with the Securities and Exchange Commission on January 25, 2007.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

22.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$69,863	$64,771	$62,185	$57,912	$57,236	$52,895	$49,340	$45,132
Interest expense	24,467	21,866	19,372	17,220	16,328	14,911	12,795	10,339

Net interest income	45,396	42,905	42,813	40,692	40,908	37,984	36,545	34,793
Provision for credit losses	—	895	1,837	1,326	3,245	4,565	3,221	3,340

Net interest income after provision for credit losses	45,396	42,010	40,976	39,366	37,663	33,419	33,324	31,453
Noninterest income	8,204	7,504	9,019	6,490	6,559	7,094	6,529	6,777
Noninterest expense	34,468	32,567	33,193	30,958	28,544	27,712	27,474	26,916

Income before income taxes	19,132	16,947	16,802	14,898	15,678	12,801	12,379	11,314
Provision for income taxes	6,322	5,218	5,533	4,866	4,416	4,115	3,863	3,556

Net income	$12,810	$11,729	$11,269	$10,032	$11,262	$8,686	$8,516	$7,758

Earnings per share:
Basic	$0.18	$0.17	$0.17	$0.15	$0.17	$0.13	$0.13	$0.11

Diluted	$0.18	$0.17	$0.16	$0.15	$0.16	$0.13	$0.12	$0.11

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

23.	PARENT-ONLY FINANCIAL STATEMENTS

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In thousands)

	2006	2005
ASSETS
Cash and cash equivalents	$1,582	$1,237
Accrued interest receivable and other assets	4,839	3,781
Investment in subsidiaries	458,973	409,692
Investment in Sterling Bancshares Capital Trusts	1,710	2,475

TOTAL ASSETS	$467,104	$417,185

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$860	$238
Junior subordinated debt	56,959	82,475

Total liabilities	57,819	82,713

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock	71,938	68,187
Capital surplus	80,927	36,028
Retained earnings	272,179	239,171
Treasury stock	(10,902)	(1,984)
Accumulated other comprehensive loss, net of tax	(4,857)	(6,930)

Total shareholders' equity	409,285	334,472

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$467,104	$417,185

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	2006	2005	2004
REVENUES:
Dividends received from bank subsidiaries	$78,969	$47,170	$10,095
Other income	173	203	193

Total revenues	79,142	47,373	10,288
EXPENSES:
Interest expense:
Junior subordinated debt	5,571	6,933	6,431
General and administrative	3,350	2,580	1,666

Total expenses	8,921	9,513	8,097
Income before equity in undistributed earnings of subsidiaries and income taxes	70,221	37,860	2,191
Equity in undistributed earnings of subsidiaries	(27,410)	(4,891)	20,009

Income before income tax benefit	42,811	32,969	22,200
Income tax benefit	3,029	3,253	2,763

Net income	$45,840	$36,222	$24,963

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,840	$36,222	$24,963
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	27,410	4,891	(20,009)
Change in operating assets and liabilities:
Accrued interest receivable and other assets	2,941	448	(287)
Accrued interest payable and other liabilities	948	180	1

Net cash provided by operating activities	77,139	41,741	4,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of BOTH, Inc.	(31,730)	—	—
Purchase of Prestonwood Bancshares, Inc.	—	(34,638)	—
Proceeds from sale of Plaza Bank charter	—	—	300
Redemption of investment in Sterling Bancshares Capital Trust II	889	—	—

Net cash (used in) provided by investing activities	(30,841)	(34,638)	300

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(8,918)	(1,984)	—
Proceeds from issuance of common stock	5,436	4,625	5,975
Payments of cash dividends	(12,832)	(10,865)	(8,968)
Redemption of junior subordinated debentures	(29,639)	—	—

Net cash used in financing activities	(45,953)	(8,224)	(2,993)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	345	(1,121)	1,975

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,237	2,358	383

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,582	$1,237	$2,358