Form 10-Q
period 2007-03-31
STERLING BANCSHARES INC
filed 2007-05-09
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-20750

STERLING BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2175590
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2550 North Loop West, Suite 600 Houston, Texas	77092
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2007
[Common Stock, $1.00 par value per share]	74,412,437 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$189,207	$134,775
Interest-bearing deposits in financial institutions	99	198
Trading assets	85	—
Available-for-sale securities, at fair value	435,255	409,351
Held-to-maturity securities, at amortized cost	165,277	164,263

Loans held for sale	52,962	54,722
Loans held for investment	3,186,601	3,077,845

Total loans	3,239,563	3,132,567
Allowance for loan losses	(33,487)	(32,027)

Loans, net	3,206,076	3,100,540

Premises and equipment, net	25,762	23,475
Real estate acquired by foreclosure	2,624	1,465
Goodwill	159,958	130,858
Core deposit intangibles, net	13,966	10,299
Accrued interest receivable	18,840	18,692
Other assets	118,161	123,643

TOTAL ASSETS	$4,335,310	$4,117,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,132,744	$1,058,135
Interest-bearing demand	1,320,245	1,229,313
Certificates and other time	1,202,715	1,047,163

Total deposits	3,655,704	3,334,611
Short-term borrowings	32,439	220,675
Subordinated debt	46,467	46,135
Junior subordinated debt	82,734	56,959
Accrued interest payable and other liabilities	72,547	49,894

Total liabilities	3,889,891	3,708,274

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 74,526,224 and 71,938,175 issued and 73,401,224 and 71,000,675 outstanding at March 31, 2007 and December 31, 2006, respectively	74,526	71,938
Capital surplus	106,926	80,927
Retained earnings	280,375	272,179
Treasury stock, at cost, 1,125,000 and 937,500 shares held at March 31, 2007 and December 31, 2006, respectively	(13,150)	(10,902)
Accumulated other comprehensive loss, net of tax	(3,258)	(4,857)

Total shareholders’ equity	445,419	409,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,335,310	$4,117,559

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months
	Ended March 31,
	2007	2006
Interest income:
Loans, including fees	$61,350	$50,776
Securities:
Taxable	5,461	6,149
Non-taxable	877	587
Trading assets	1	300
Federal funds sold	148	42
Deposits in financial institutions	17	58

Total interest income	67,854	57,912

Interest expense:
Demand and savings deposits	6,039	3,077
Certificates and other time deposits	12,350	7,134
Short-term borrowings	2,495	4,162
Subordinated debt	1,150	1,055
Junior subordinated debt	1,231	1,792

Total interest expense	23,265	17,220

Net interest income	44,589	40,692
Provision for credit losses	370	1,326

Net interest income after provision for credit losses	44,219	39,366

Noninterest income:
Customer service fees	3,375	2,577
Net gain (loss) on trading assets	1	(135)
Net gain on the sale of loans	504	305
Other	4,054	3,743

Total noninterest income	7,934	6,490

Noninterest expense:
Salaries and employee benefits	19,688	18,675
Occupancy	4,362	3,843
Technology	2,049	1,474
Professional fees	945	1,425
Postage, delivery and supplies	811	790
Marketing	355	384
Core deposit intangibles amortization	420	194
Acquisition costs	754	—
Other	4,450	4,173

Total noninterest expense	33,834	30,958

Income before income taxes	18,319	14,898
Provision for income taxes	6,396	4,866

Net Income	$11,923	$10,032

Earnings per share:
Basic	$0.17	$0.15

Diluted	$0.17	$0.15

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2006	—	$—	68,187	$68,187	$36,028	$239,171	188	$(1,984)	$(6,930)	$334,472
Comprehensive income:
Net income						10,032				10,032
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($1,458)									(2,708)	(2,708)

Total comprehensive income										7,324

Issuance of common stock			356	356	3,287					3,643
Repurchase of common stock							188	(1,991)		(1,991)
Cash dividends paid						(3,167)				(3,167)

BALANCE AT MARCH 31, 2006	—	$—	68,543	$68,543	$39,315	$246,036	376	$(3,975)	$(9,638)	$340,281

BALANCE AT JANUARY 1, 2007	—	$—	71,938	$71,938	$80,927	$272,179	938	$(10,902)	$(4,857)	$409,285
Comprehensive income:
Net income						11,923				11,923
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $638									1,186	1,186
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of $222									413	413

Total comprehensive income										13,522

Issuance of common stock			243	243	1,823					2,066
Issuance of common stock in connection with the purchase
of Partners Bank of Texas			2,345	2,345	24,176					26,521
Repurchase of common stock							187	(2,248)		(2,248)
Cash dividends paid						(3,727)				(3,727)

BALANCE AT MARCH 31, 2007	—	$—	74,526	$74,526	$106,926	$280,375	1,125	$(13,150)	$(3,258)	$445,419

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,923	$10,032
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	597	625
Net (gain) loss on trading assets	(1)	135
Net gain on the sale of loans	(504)	(305)
Provision for credit losses	370	1,326
Writedowns, less gains on sale, of real estate acquired by foreclosure	(101)	(29)
Depreciation and amortization	2,107	2,090
Proceeds from principal paydowns of trading securities	—	148
Proceeds from the sale of trading securities	792	11,890
Purchases of trading securities	(876)	(274)
Stock-based compensation expense (net of tax benefit recognized)	374	431
Excess tax benefits from share-based payment arrangements	(137)	(386)
Net decrease in loans held for sale	610	1,687
Net gain on sale of bank assets	(177)	(11)
Net decrease (increase) in accrued interest receivable and other assets	7,639	(518)
Net increase in accrued interest payable and other liabilities	1,606	3,468

Net cash provided by operating activities	24,222	30,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	4,435	4,341
Proceeds from the maturities or calls and paydowns of available-for-sale securities	19,481	26,703
Purchases of available-for-sale securities	(33,176)	(23,884)
Purchases of held-to-maturity securities	(5,484)	(5,671)
Net decrease (increase) in loans held for investment	10,911	(64,890)
Proceeds from sale of real estate acquired by foreclosure	896	219
Proceeds from sale of land held for sale	—	1,570
Purchase of Partners Bank of Texas (including transaction costs)	(4,944)	—
Cash and cash equivalents acquired with Partners Bank of Texas	33,324	—
Net change in interest-bearing deposits in financial institutions	99	—
Proceeds from sale of loans	21,378	—
Proceeds from sale of premises and equipment	883	61
Purchase of premises and equipment	(1,317)	(640)

Net cash provided by (used in) investing activities	46,486	(62,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	155,327	121,837
Net decrease in short-term borrowings	(192,950)	(111,975)
Issuance of trust preferred securities	25,775	—
Proceeds from issuance of common stock	1,410	2,651
Repurchase of common stock	(2,248)	(1,991)
Excess tax benefits from share-based payment arrangements	137	386
Dividends paid	(3,727)	(3,167)

Net cash (used in) provided by financing activities	(16,276)	7,741

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,432	(24,141)
CASH AND CASH EQUIVALENTS:
Beginning of period	134,775	147,154

End of period	$189,207	$123,013

Supplemental information:
Income taxes paid	$—	$1,000
Interest paid	22,296	16,718
Noncash investing and financing activities—
Acquisition of real estate through foreclosure of collateral	1,954	2,457
Acquisition of Partners Bank of Texas
Common Stock issued	26,521	—
Payable to Partners Bank of Texas shareholders	20,537	—

See Notes to Consolidated Financial Statements

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ACCOUNTING POLICIES

Basis of Presentation

The consolidated Financial Statements are unaudited and include the accounts of Sterling Bancshares, Inc. and its subsidiaries (the “Company”) except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. The Company’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read with the Company’s 2006 Annual Report on Form 10-K.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (“SFAS 109”) Accounting for Income Taxes. FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Accounting Standards No. 157 (“SFAS 157”) Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not completed its evaluation of the impact of this standard; however, the Company does not expect it to be material to its financial statements.

In February 2007, the FASB issued Statement of Accounting Standards No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not completed its evaluation of the impact of this standard; however, the Company does not expect it to be material to its financial statements.

2.	ACQUISITIONS

On March 30, 2007, the Company acquired Partners Bank of Texas (Partners Bank). Partners Bank was a privately held bank which operated four banking offices in the Houston area. The completion of the acquisition of Partners Bank has enabled the Company to fill out its footprint in Northeast Houston. As of March 30, 2007, Partners Bank had assets of approximately $191 million, loans of $142 million and deposits of $166 million. The purchase price of $52.3 million consisted of $25.5 million of the Company’s common stock (2.3 million shares), cash totaling $26.5 million and $264 thousand in acquisition-related costs for all of Partners Bank’s issued and outstanding shares of common stock. The shares of the Company’s common stock issued in the transaction were valued at the average of the closing price of the Company’s common stock for the ten trading days immediately before the fifth trading day before March 30, 2007. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets was recorded as goodwill, none of which is expected to be deductible for tax purposes.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary and is subject to final determination (in thousands).

March 31,
2007
Cash and cash equivalents	$33,324
Available-for-sale securities	10,947
Total loans	141,750
Allowance for loan losses	(1,496)
Premises and equipment	3,387
Accrued interest receivable	935
Core deposit intangibles	4,087
Goodwill	29,094
Other assets	1,577

Total assets acquired	223,605

Deposits	(165,766)
Short-term borrowings	(4,714)
Accrued interest payable and other liabilities	(860)

Total liabilities assumed	(171,340)

Net assets acquired	$52,265

Core deposit intangibles (“CDI”) are amortized using an economic life method based on deposit attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The weighted average amortization period for core deposit intangibles related to the Partners Bank acquisition is approximately 6 years. Additional information related to intangible assets and goodwill is included in Note 6 – Goodwill and Other Intangibles.

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

3.	SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$17,446	$—	$(53)	$17,393
Obligations of states of the U.S. and political subdivisions	1,895	15	(2)	1,908
Mortgage-backed securities and collateralized mortgage obligations	409,646	186	(8,070)	401,762
Other securities	14,679	—	(487)	14,192

Total	$443,666	$201	$(8,612)	$435,255

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$89,786	$480	$(350)	$89,916
Mortgage-backed securities and collateralized mortgage obligations	75,491	121	(887)	74,725

Total	$165,277	$601	$(1,237)	$164,641

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$6,501	$—	$(76)	$6,425
Obligations of states of the U.S. and political subdivisions	2,306	17	(2)	2,321
Mortgage-backed securities and collateralized mortgage obligations	395,614	56	(9,855)	385,815
Other securities	15,165	—	(375)	14,790

Total	$419,586	$73	$(10,308)	$409,351

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$91,946	$495	$(380)	$92,061
Mortgage-backed securities and collateralized mortgage obligations	72,317	91	(934)	71,474

Total	$164,263	$586	$(1,314)	$163,535

The contractual maturities of securities at March 31, 2007 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$12,716	$12,665	$6,826	$6,854
Due after one year through five years	6,305	6,316	39,659	39,655
Due after five years through ten years	320	320	43,301	43,407
Mortgage-backed securities and collateralized mortgage obligations	409,646	401,762	75,491	74,725
Other securities	14,679	14,192	—	—

Total	$443,666	$435,255	$165,277	$164,641

There were no securities sold during the three months ended March 31, 2007 and 2006.

Securities with unrealized losses segregated by length of impairment as of March 31, 2007 were as follows (in thousands):

	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other
U.S. government agencies	$—	$—	$—	$17,445	$(53)	$17,392
Obligations of states of the U.S. and political subdivisions	—	—	—	473	(2)	471
Mortgage-backed securities and collateralized mortgage obligations	46,646	(364)	46,282	315,675	(7,706)	307,969
Other securities	—	—	—	14,681	(487)	14,194

Total	$46,646	$(364)	$46,282	$348,274	$(8,248)	$340,026

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$8,715	$(6)	$8,709	$19,992	$(344)	$19,648
Mortgage-backed securities and collateralized mortgage obligations	15,959	(80)	15,879	42,308	(807)	41,501

Total	$24,674	$(86)	$24,588	$62,300	$(1,151)	$61,149

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

The average loss on securities in an unrealized loss position was 2.0% of the amortized cost basis at March 31, 2007. During the fourth quarter of 2006, realized losses of $562 thousand were recorded on certain interest-only securities. These securities are tied to underlying government guaranteed loans and are subject to prepayment and interest rate fluctuations. These securities had been in an unrealized loss position since the fourth quarter of 2005. Given the current prepayment factors for the underlying loans and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired at December 31, 2006. There are no remaining securities in the Company’s securities portfolio in a loss position greater than 10% of the Company’s amortized cost basis at March 31, 2007. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2007.

The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at March 31, 2007.

Securities with carrying values totaling $434 million and fair values totaling $427 million were pledged to secure public deposits at March 31, 2007.

4.	LOANS

The loan portfolio is classified by major type as follows (in thousands):

	March 31,		December 31,
	2007		2006
	Amount	%	Amount	%
Loans held for sale	$52,962	1.6%	$54,722	1.7%
Loans held for investment
Domestic
Commercial and industrial	838,764	25.9%	824,494	26.3%
Real estate:
Commercial	1,358,354	41.9%	1,336,465	42.7%
Construction	666,135	20.6%	597,985	19.1%
Residential mortgage	215,476	6.7%	209,163	6.7%
Consumer/other	81,577	2.5%	79,642	2.5%
Foreign
Commercial and industrial	23,752	0.7%	27,479	0.9%
Other loans	2,543	0.1%	2,617	0.1%

Total loans held for investment	3,186,601	98.4%	3,077,845	98.3%

Total loans	$3,239,563	100.0%	$3,132,567	100.0%

Loan maturities and rate sensitivity of the loans held for investment excluding residential mortgage and consumer loans, at March 31, 2007 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$636,113	$181,009	$21,642	$838,764
Real estate—commercial	553,625	615,994	188,735	1,358,354
Real estate—construction	481,861	141,357	42,917	666,135
Foreign loans	24,245	2,050	—	26,295

Total	$1,695,844	$940,410	$253,294	$2,889,548

Loans with a fixed interest rate	$237,479	$787,714	$229,123	$1,254,316
Loans with a floating interest rate	1,458,365	152,696	24,171	1,635,232

Total	$1,695,844	$940,410	$253,294	$2,889,548

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and San Antonio metropolitan areas. As of March 31, 2007, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported in the balance sheet as loans held for investment stated at the principal amount outstanding adjusted for charge-offs, the allowance for loan losses, deferred fees or costs and unamortized premiums or discounts. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value. During the first quarter of 2007, the Company sold $21.0 million of performing commercial real estate loans that were originally acquired as held for investment resulting in net gains of $362 thousand. These loans were sold as part of the Company’s ongoing management of the size, concentrations and risk profile of the loan portfolio.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between Sterling Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	March 31,	December 31,
	2007	2006
Beginning balance	$2,293	$9,021
New loans	—	—
Loans to insiders/directors who resigned	—	(2,606)
Repayments	(392)	(4,122)

Ending balance	$1,901	$2,293

The recorded investment in impaired loans was $13.0 million and $11.4 million at March 31, 2007 and December 31, 2006, respectively. Such impaired loans required an allowance for loan losses of $1.7 million and $1.8 million, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2007 and 2006 was $12.7 million and $23.2 million, respectively. No interest on impaired loans was received during the three months ended March 31, 2007 and 2006.

Included in impaired loans are nonperforming loans of $13.0 million and $11.4 million at March 31, 2007 and December 31, 2006, respectively, which have been categorized by management as nonaccrual loans. Interest foregone on nonaccrual loans for the three months ended March 31, 2007 and 2006 was approximately $923 thousand and $760 thousand, respectively. The Company had one restructured loan totaling $777 thousand as of March 31, 2007 and December 31, 2006.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $4.6 million and $2.7 million at March 31, 2007 and December 31, 2006, respectively. These loans consisted primarily of government guaranteed loans.

5.	ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$32,027	$31,230
Loans charged-off	980	2,146
Loan recoveries	(574)	(508)

Net loans charged-off	406	1,638
Allowance for loan losses associated with acquired institutions	1,496	—
Provision for loan losses	370	1,524

Allowance for loan losses at end of period	33,487	31,116

Reserve for unfunded loan commitments at beginning of period	927	1,173
Provision for losses on unfunded loan commitments	—	(198)

Reserve for unfunded loan commitments at end of period	927	975

Total allowance for credit losses	$34,414	$32,091

6.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2006, and the period ended March 31, 2007, are as follows (in thousands):

	Houston	San Antonio	Dallas	Total
Balance, January 1, 2006	$29,613	$27,205	$28,208	$85,026
BOTH, Inc. acquisition	—	45,832	—	45,838

Balance, December 31, 2006	29,613	73,037	28,208	130,858
BOTH, Inc. goodwill adjustments	—	6	—	6
Partners Bank acquisition	29,094	—	—	29,094

Balance, March 31, 2007	$58,707	$73,043	$28,208	$159,958

The changes in the carrying amounts of core deposit intangibles for the year ended December 31, 2006, and the period ended March 31, 2007, are as follows (in thousands):

Balance, January 1, 2006	$3,551
Amortization expense	(1,012)
BOTH, Inc. acquisition	7,760

Balance, December 31, 2006	10,299
Amortization expense	(420)
Partners Bank acquisition	4,087

Balance, March 31, 2007	$13,966

7.	JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of March 31, 2007, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Junior Subordinated Debt Owed To Trusts	Final Maturity Date
Statutory Trust One	August 30, 2002	$20,000	3-month LIBOR plus 3.45%	$20,619	August 30, 2032

Capital Trust III	September 26, 2002	31,250	8.30% Fixed	32,217	September 26, 2032

BOTH Capital Trust I	June 30, 2003	4,000	3-month LIBOR plus 3.10%	4,123	July 7, 2033

Capital Trust IV	March 26, 2007	25,000	3-month LIBOR plus 1.60%	25,775	June 15, 2037

Total		$80,250		$82,734

Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of Sterling Bancshares for Statutory Trust One, Capital Trust III and Capital Trust IV and BOTH, Inc. for BOTH Capital Trust I, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by Sterling Bancshares. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Sterling Bancshares making payments on the related junior subordinated debentures. Sterling Bancshares’ obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by Sterling Bancshares of each respective trust’s obligations under the trust securities issued by each respective trust.

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

The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. Until August 30, 2007, there is a ceiling on the three-month LIBOR of 8.50% resulting in a ceiling on the floating rate of 11.95% during this period. As of March 31, 2007, the floating rate was 8.80% on these securities compared to 8.81% at December 31, 2006.

The BOTH Capital Trust I preferred securities bear interest at a floating rate equal to the three-month LIBOR, plus 3.10%; however, the calculated interest rate will not exceed 5.96% in the period to July 7, 2008. As of March 31, 2007, the rate on these securities was 5.96%.

On March 26, 2007, the Company completed the issuance and sale in a private placement of $25 million in aggregate principal amount of trust preferred securities issued by the Company’s newly formed subsidiary, Sterling Bancshares Capital Trust IV, a Delaware statutory trust (“Trust IV”). The trust preferred securities may be called at par by the Company at any time after June 15, 2012 and require quarterly distributions of interest by Trust IV to the holder of the trust preferred securities. Distributions will be payable quarterly at an annual rate equal to 6.95% beginning on (and including) the date of original issuance and ending on (but excluding) June 15, 2007 and then will be payable at a floating interest rate equal to the 3-month LIBOR plus 1.60% per annum, payable quarterly. Trust IV simultaneously issued 775 shares of its common securities to the Company for the purchase price of $775 thousand, which constitutes all of the issued and outstanding common securities of Trust IV. As of March 31, 2007, the rate was 6.95% on these securities.

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

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s interest rate risk management strategy includes hedging the repricing characteristics of certain assets and liabilities so as to mitigate adverse effects on the Company’s net interest margin and cash flows from changes in interest rates. The Company uses certain derivative instruments to add stability to the Company’s net interest income and to manage the Company’s exposure to interest rate movements.

The Company may designate a derivative as either an accounting hedge of the fair value of a recognized fixed rate asset or an unrecognized firm commitment (“fair value” hedge) or an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values. To the extent of the effectiveness of a hedge, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income, net of income taxes. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized as other income in the results of operations.

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

In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair value hedge of the Company’s $50.0 million subordinated debentures and qualifies for the “short-cut” method of accounting. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. The swap’s fair value is included in other liabilities and was $3.5 million and $3.8 million with a floating rate of 8.98% and 9.00% on March 31, 2007 and December 31, 2006, respectively. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

During 2006, the Company purchased a prime interest rate floor with a notional amount of $113 million and a strike rate of 8.00% and a prime interest rate collar contract with a notional amount of $250 million and an 8.42% interest rate cap and an 8.00% interest rate floor. These contracts are designated as cash flow hedges of the monthly interest receipts from a portion of the Company’s portfolio of prime-based variable rate loans. The interest rate floor and interest rate collar have termination dates of August 1, 2009 and August 1, 2010, respectively.

For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The accumulated net after-tax gain on the floor and collar contracts included in accumulated other comprehensive income totaled $2.2 million at March 31, 2007. The total fair value of the interest-rate collar and floor was $4.3 million at March 31, 2007 and is included in other assets.

9.	INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, on January 1, 2007. There was no effect on our consolidated balance sheet or income statement as a result of implementing FIN 48. As of March 31, 2007 and January 1, 2007, the Company had unrecognized tax benefits of $812 thousand which would favorably impact the annual effective tax rate upon recognition. These unrecognized tax benefits result from open state tax examination periods which could expire and result in these tax benefits being recognized in the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. During 2006, the Internal Revenue Service completed an examination of the Company’s 2003 tax year. We are no longer subject to U.S. federal tax examinations for years before 2004. State jurisdictions remain subject to examination beginning with the 2003 tax year.

The effective tax rate for the first quarter of 2007 was approximately 35% as compared to 33% for the same period in 2006. The tax rate for 2007 is a result of the anticipated impact of the new Texas margin tax. The Company’s effective tax rate for the remainder of 2007 is subject to the final resolution of the margin tax from the Texas legislature.

Our policy is that we recognize interest and penalties as a component of income tax expense. As of March 31, 2007 and the date of adoption of FIN 48, we had accrued interest and penalties of $95 thousand. No interest expense was recognized in the income statement during the first quarter of 2007.

10.	STOCK-BASED COMPENSATION

The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock units, restricted stock unit awards, phantom stock awards, stock appreciation rights or stock options. There have been no significant changes in the Company’s stock plans since December 31, 2006.

Total stock-based compensation expense of $519 thousand and $606 thousand was charged against income for the three month periods ended March 31, 2007 and March 31, 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $145 thousand and $175 thousand for the three months ended March 31, 2007 and 2006, respectively.

On January 1, 2006, the Company entered into an employment agreement with its chief executive officer (“Executive”) in which the Executive was awarded 187,500 Performance Restricted Share Units (“PRSU”) and can earn up to 187,500 bonus shares subject to performance measures. These performance measures include annual growth in earnings per share, average return on equity and an overall board evaluation over a four year period. Based on these criteria, the Executive will earn a specific number of the eligible share units. As of March 31, 2007, there was $894 thousand of total unrecognized compensation expense related to the PRSUs and bonus shares which will be recognized over a remaining period of 2.75 years. If the performance measures are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed.

Stock purchase plan—The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 2.3 million shares of Company common stock may be issued under this plan subject to adjustment upon changes in capitalization. During the three months ended March 31, 2007 and 2006, 10,698 shares and 9,008 shares, respectively, were subscribed for through payroll deductions under the Purchase Plan.

11.	EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended March 31,
	2007	2006
Net income	$11,923	$10,032
Basic:
Weighted average shares outstanding	71,084	68,000
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	666	691

Total	$71,750	$68,691

Earnings per share:
Basic	$0.17	$0.15

Diluted	$0.17	$0.15

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 338,424 and 128,700 options outstanding for the three months ended March 31, 2007 and 2006, respectively, that were antidilutive.

12.	COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.2 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. Refer to the 2006 Form 10-K for information regarding these commitments.

Litigation – The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements—The Company has entered into severance and non-competition agreements with its chief executive officer (discussed in Note 10) and certain other executive officers. Under these agreements, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20,000 in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

13.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	March 31,	December 31,
	2007	2006
Commitments to extend credit	$826,212	$822,209
Standby letters of credit	94,759	83,639

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

Off-balance sheet arrangements also include an interest rate swap, an interest rate floor, an interest rate collar (discussed in Note 8) and the Company’s Trust Preferred Securities (discussed in Note 7).

14.	REGULATORY MATTERS

Capital requirements—The Company is subject to various regulatory capital requirements administered by the state and federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities, and certain off- balance sheet items as calculated under regulatory accounting practices. The Company’s capital amount and classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators.

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of March 31, 2007 and December 31, 2006, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject. The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

					To Be Categorized as
					Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of March 31, 2007:
Total capital (to risk weighted assets)	$435,651	11.2%	$311,712	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	354,772	9.1%	155,856	4.0%	N/A	N/A
Tier 1 capital (to average assets)	354,772	9.0%	157,382	4.0%	N/A	N/A

As of December 31, 2006:
Total capital (to risk weighted assets)	$407,079	10.7%	$303,871	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	327,991	8.6%	151,936	4.0%	N/A	N/A
Tier 1 capital (to average assets)	327,991	8.1%	161,111	4.0%	N/A	N/A

STERLING BANK:
As of March 31, 2007:
Total capital (to risk weighted assets)	$432,878	11.1%	$311,307	8.0%	$389,133	10.0%
Tier 1 capital (to risk weighted assets)	351,998	9.0%	155,653	4.0%	233,480	6.0%
Tier 1 capital (to average assets)	351,998	9.0%	157,158	4.0%	196,447	5.0%

As of December 31, 2006:
Total capital (to risk weighted assets)	$401,511	10.6%	$303,449	8.0%	$379,312	10.0%
Tier 1 capital (to risk weighted assets)	322,423	8.5%	151,725	4.0%	227,587	6.0%
Tier 1 capital (to average assets)	322,423	8.0%	160,879	4.0%	201,099	5.0%

On January 1, 2004, the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At March 31, 2007 the entire amount of the $80.3 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at March 31, 2007.

Dividend restrictions—Dividends paid by Sterling Bank are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $122 million available for payment of dividends at March 31, 2007 by the Bank. At March 31, 2007, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $43.7 million by the Bank.

15.	SUBSEQUENT EVENT

On May 4, 2007, the Company entered into a definitive agreement to acquire MBM Advisors, Inc. (“MBM”), a Houston-based investment advisory and pension administration/consulting firm with approximately $700 million in assets under management. MBM currently has locations in Houston and Dallas, Texas. The merger is an all cash transaction of $9 million with $6 million to be paid at closing and the remaining $3 million over a four year period. Additionally, there is a $7 million potential earn-out over a four year period based on MBM’s annual performance. The merger agreement has been approved by the respective Boards of Directors of the Company and MBM, and the transaction contemplated is subject to the approval of MBM’s shareholders. The merger is subject to customary closing conditions including receipt of regulatory approval and is expected to close by the end of the second quarter of 2007.

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

For additional discussion of such risks, uncertainties and assumptions, see our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

OVERVIEW

For more than 32 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to mid-sized businesses. We provide a broad array of financial services to consumers and Texas businesses through 49 banking centers in the greater metropolitan areas of Houston, San Antonio and Dallas, Texas. These cities are the 4th, 7th and 9th largest, respectively, in the United States based on population according to the U.S. Census Bureau. At March 31, 2007, we had consolidated total assets of $4.3 billion, total loans of $3.2 billion, total deposits of $3.7 billion and shareholder’s equity of $445 million.

We reported net income of $11.9 million for the quarter ended March 31, 2007, an 18.8% increase compared to the $10.0 million reported for the first quarter of 2006. First quarter 2007 earnings were $0.17 per diluted share, up from $0.15 per diluted share for the same quarter of 2006.

On March 30, 2007, we completed our acquisition of Partners Bank of Texas (Partners Bank). The results of operations for this acquisition will be included in our financial results beginning in the second quarter of 2007.

Our first quarter results reflect improved expense management despite operating in an increasingly competitive market and challenging interest rate environment. In addition, we continued to see excellent asset quality as net charge-offs decreased to $406 thousand for the first quarter of 2007 which represents only five basis points of average loans. Additionally, the completion of the acquisition of Partners Bank enabled us to fill out our footprint in Northeast Houston, but more importantly adds some very talented relationship-bankers to the Sterling Franchise.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of March 31, 2007.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. We have identified four accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, and the sensitivity of our Consolidated Financial Statements to those judgments, estimates and assumptions, are critical to an understanding of our Consolidated Financial Statements. These policies relate to the methodology that determines our allowance for credit losses, accounting for goodwill and other intangibles, accounting for derivatives and the assumptions used in determining stock-based compensation.

These policies and the judgments, estimates and assumptions are described in greater detail in the Company’s 2006 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Organization and Summary of Significant Accounting and Reporting Policies.”

RECENT ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (“SFAS 109”) Accounting for Income Taxes. FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Accounting Standards No. 157 (“SFAS 157”) Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not completed its evaluation of the impact of this standard; however, the Company does not expect it to be material to its financial statements.

In February 2007, the FASB issued Statement of Accounting Standards No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not completed its evaluation of the impact of this standard; however, the Company does not expect it to be material to its financial statements.

SELECTED FINANCIAL DATA

	Three Months Ended March 31,		Year Ended December 31,
	2007	2006	2006
	(Dollars and shares in thousands, except per share amounts)
INCOME STATEMENT DATA:
Net interest income	$44,589	$40,692	$171,806
Provision for credit losses	370	1,326	4,058
Noninterest income	7,934	6,490	31,217
Noninterest expense	33,834	30,958	131,186
Income before income taxes	18,319	14,898	67,779
Net income	11,923	10,032	45,840

BALANCE SHEET DATA (at period-end):
Total assets	$4,335,310	$3,745,578	$4,117,559
Total loans	3,239,563	2,758,728	3,132,567
Allowance for loan losses	33,487	31,116	32,027
Total securities	600,532	612,718	573,614
Trading assets	85	16,615	—
Total deposits	3,655,704	2,959,980	3,334,611
Short-term borrowings	32,439	280,875	220,675
Subordinated debt	46,467	45,110	46,135
Junior subordinated debt	82,734	82,475	56,959
Shareholders’ equity	445,419	340,281	409,285

COMMON SHARE DATA:
Earnings per share (1)
Basic shares	$0.17	$0.15	$0.67
Diluted shares	0.17	0.15	0.66
Shares used in computing earnings per common share
Basic shares	71,084	68,000	68,834
Diluted shares	71,750	68,691	69,533
End of period common shares outstanding	73,401	68,168	71,001
Book value per common share at period-end
Total	$6.07	$4.99	$5.76
Tangible	$3.70	$3.70	$3.78
Cash dividends paid per common share	$0.052	$0.047	$0.186
Common stock dividend payout ratio	31.26%	31.58%	27.99%

SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	11.60%	11.96%	12.66%
Return on average assets (2)	1.18%	1.09%	1.18%
Net interest margin	4.87%	4.88%	4.87%
Efficiency ratio (3)	62.98%	65.61%	64.42%
Full-time equivalent employees	1,066	1,013	1,074
Number of banking centers	49	40	45

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	93.19%	95.93%	95.85%
Period-end shareholders’ equity to total assets	10.27%	9.08%	9.94%
Average shareholders’ equity to average assets	10.16%	9.12%	9.33%
Period-end tangible capital to total tangible assets	6.52%	6.89%	6.74%
Tier 1 capital to risk-weighted assets	9.11%	10.02%	8.64%
Total capital to risk-weighted assets	11.18%	12.29%	10.72%
Tier 1 leverage ratio (Tier 1 capital to average assets)	9.02%	9.30%	8.14%

ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.06%	1.16%	1.05%
Period-end allowance for loan losses to period-end loans	1.03%	1.13%	1.02%
Period-end allowance for loan losses to nonperforming loans	256.69%	161.90%	281.27%
Nonperforming assets to period-end loans and foreclosed assets	0.49%	0.81%	0.42%
Nonperforming loans to period-end loans	0.40%	0.70%	0.36%
Nonperforming assets to period-end assets	0.37%	0.60%	0.32%
Net charge-offs to average loans (2)	0.05%	0.24%	0.20%

(1)	The calculation of diluted EPS excludes 338,424 and 128,700 options outstanding for the three months ended March 31, 2007 and 2006 and 139,025 options for the year ended December 31, 2006, which were antidilutive.
(2)	Interim periods annualized.
(3)	Ratio is calculated by dividing noninterest expense less acquisition costs by net interest income plus noninterest income less net gain (loss) on sales of investment securities and less net gain on sale/leaseback transactions.

RESULTS OF OPERATIONS

Net Income—Net income was $11.9 million for the quarter ended March 31, 2007, an 18.8% increase compared to the $10.0 million reported for the first quarter of 2006. Earnings were $0.17 per diluted share for the first quarter of 2007, up from $0.15 per diluted share for the first quarter of 2006.

Details of the changes in the various components of net income are discussed below.

Net Interest Income—Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and borrowings. Net interest income is our principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

Beginning in June 2004, the Federal Reserve increased overnight interest rates by 425 basis points to 5.25% at June 30, 2006. Since June 2006, overnight interest rates have remained at 5.25%. Our net interest margin benefited from these gradual increases in short-term interest rates through the second quarter of 2006. In contrast, long-term interest rates, which are impacted by various forces including national and world-wide economies and political and monetary policies, have not increased by the same amount. At March 31, 2007, the market yield on 10-year U.S. Treasury notes was 4.65% compared with 4.86% at March 31, 2006. This has resulted in a general flattening of the interest rate yield curve. However, in the current interest rate environment, the benefit of our traditionally asset-sensitive position has been reduced but not eliminated.

Net interest income increased $3.9 million or 9.6% to $44.6 million for the three month period ended March 31, 2007 compared to the same time period in 2006. Our net interest margin was 4.87% and 4.88% for the three month periods ended March 31, 2007 and 2006, respectively. Overall, our net interest income was higher due, in large part, to an increase in the loan portfolio, a decrease in the investment portfolio as a percentage of interest-earning assets and good deposit growth which enabled us to pay down more expensive short-term borrowings. Changes in the mix of interest-earning assets and liabilities influence our net interest income and net interest margin.

Average interest-earning assets for the three month period ended March 31, 2007 increased $331 million or 9.8% over the comparable period in 2006. The average yield earned on interest-earning assets increased 47 basis points for the same time period. The increase in interest-earning assets was due primarily to an increase in the average total loan portfolio of $378 million or 13.8% for the three months ended March 31, 2007 over the comparable period in 2006. This increase in average loans contributed to the $10.6 million increase in interest income on loans for the three months ended March 31, 2007 over the comparable period in 2006.

On average, the securities portfolio (including trading assets) was lower by $50.4 million or 7.9% for the three month period ended March 31, 2007 compared to the same period in 2006. We decreased the securities portfolio as a percentage of interest-earning assets through a combination of scheduled maturities, paydowns and sales of securities beginning in 2005. On average, the securities portfolio represents 15.8% of average interest-earning assets for the three month period ended March 31, 2007 down from 18.8% for the same time period in 2006. This decrease in average securities combined with a 10 basis point decrease in yield earned contributed to a decrease in interest income on securities of $697 thousand for the three month period ended March 31, 2007 compared to the same time period in 2006.

Average interest-bearing liabilities for the three month period ended March 31, 2007 increased $243 million or 10.3% compared to the same period in 2006. The average rate paid on interest-bearing liabilities increased 66 basis points for the same time frame. This increase in interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits and certificates of deposit of $178 million and $277 million, respectively, for the three month period ended March 31, 2007 compared to the same period in 2006. The average rate paid on all interest-bearing deposits increased 100 basis points for the same time period due to increases in interest rates offered on deposit products. The increase in average deposit balances and interest rates paid resulted in additional interest expense of $8.2 million for the three month period ended March 31, 2007 compared to the same period in 2006.

Increases in both average noninterest-bearing and interest-bearing deposits contributed to a decrease in average short-term borrowings for the three month period ended March 31, 2007 of $189 million or 50.0% compared to the same period in 2006. The decrease in average short-term borrowings contributed to a decrease in interest expense of $1.7 million for the three month period ended March 31, 2007 compared to the same time period in 2006. The average rate paid on short-term borrowings increased 90 basis points for the same time period, which partially offset the benefit of the decrease in average borrowings.

Average junior subordinated debt decreased $23.8 million for the three months ended March 31, 2007 compared to the same period in 2006 due to the prepayment of $29.6 million of junior subordinated debentures with an interest rate of 9.20%. This prepayment resulted in a decrease in interest expense of $561 thousand and a 30 basis point decrease in rate paid for the three month period ended March 31, 2007 compared to the three months ended March 31, 2006.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest yields/rates are included below. No tax equivalent adjustments were made (dollars in thousands).

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

Interest-Earning Assets:
Loans held for sale (1)	$53,481	$1,005	7.62%	$7,541	$159	8.55%
Loans held for investment (1):
Taxable	3,058,283	60,296	8.00%	2,727,432	50,577	7.52%
Non-taxable	3,654	49	5.48%	2,520	40	6.36%
Securities:
Taxable	493,210	5,461	4.49%	557,302	6,149	4.47%
Non-taxable	93,153	877	3.82%	60,747	587	3.92%
Trading assets	72	1	8.48%	18,770	300	6.48%
Federal funds sold	11,895	148	5.05%	4,040	42	4.21%
Deposits in financial institutions	1,429	17	4.74%	5,331	58	4.38%

Total interest-earning assets	3,715,177	67,854	7.41%	3,383,683	57,912	6.94%

Noninterest-earning assets:
Cash and due from banks	114,498			113,040
Premises and equipment, net	23,172			40,879
Other assets	284,046			225,628
Allowance for loan losses	(32,073)			(31,204)

Total noninterest-earning assets	389,643			348,343

Total assets	$4,104,820			$3,732,026

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,227,422	$6,039	2.00%	$1,048,948	$3,077	1.19%
Certificates and other time	1,084,700	12,350	4.62%	807,477	7,134	3.58%
Short-term borrowings	188,569	2,495	5.37%	377,349	4,162	4.47%
Subordinated debt	46,125	1,150	10.11%	46,021	1,055	9.30%
Junior subordinated debt	58,678	1,231	8.51%	82,475	1,792	8.81%

Total interest-bearing liabilities	2,605,494	23,265	3.62%	2,362,270	17,220	2.96%

Noninterest-bearing sources:
Demand deposits	1,031,046			997,237
Other liabilities	51,380			32,339

Total noninterest-bearing liabilities	1,082,426			1,029,576

Shareholders’ equity	416,900			340,180

Total liabilities and shareholders’ equity	$4,104,820			$3,732,026

Net interest income & margin (2)		$44,589	4.87%		$40,692	4.88%

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

Noninterest Income—Noninterest income consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Customer service fees	$3,375	$2,577
Net gain (loss) on trading assets	1	(135)
Net gain on the sale of loans	504	305
Bank owned life insurance	796	731
Debit card income	525	465
FHLB stock dividends	240	234
Other	2,493	2,313

	$7,934	$6,490

Customer service fees for the three months ended March 31, 2007 increased $798 thousand compared to the same period in 2006. This increase was due, in part, to the addition of new deposit products and changes in the application of service charges.

Net gain on the sale of loans increased $199 thousand for the three month period ended March 31, 2007 compared to the same period in 2006. This increase was due primarily to the sale of approximately $20 million of performing commercial real estate loans from the held for investment portfolio during the first quarter of 2007 as part of our ongoing management of the size, concentration, and risk profile of the commercial real estate portfolio.

Other noninterest income increased $180 thousand for the three months ended March 31, 2007 compared to the same period in 2006. This increase was due, in part, to $138 thousand of gain amortization from a sale/leaseback transaction completed in the fourth quarter of 2006. The remaining deferred gain of $8.7 million for this transaction will be recognized over the remaining lease terms.

Noninterest Expense—Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Salaries and employee benefits	$19,688	$18,675
Occupancy	4,362	3,843
Technology	2,049	1,474
Professional fees	945	1,425
Postage, delivery and supplies	811	790
Marketing	355	384
Core deposit intangibles amortization	420	194
Acquisition costs	754	—
Net losses (gains) and carrying costs of other real estate and foreclosed property	(33)	20
Other	4,483	4,153

Total	$33,834	$30,958

Salaries and employee benefits for the three month period ended March 31, 2007 increased $1.0 million compared to the same period in 2006. This increase was primarily due to the acquisition of Bank of the Hills during the third quarter of 2006.

Occupancy expense for the three month period ended March 31, 2007 increased $519 thousand or 13.5% compared to the same period in 2006. During 2006, we completed three separate sale/leaseback transactions of 18 banking centers resulting in additional rental expense which was partially offset by a reduction in depreciation. Additionally, occupancy increased due to five additional banking centers acquired with Bank of the Hills.

Technology expense increased $575 thousand or 39.0% for the three month period ended March 31, 2007 compared to the same period in 2006. This increase was due to depreciation associated with additional hardware and customer products including an upgrade in the Bank’s deposit system in 2006.

Professional fees decreased $480 thousand or 33.7% for the three month period ended March 31, 2007 compared to the same period in 2006, due in part to a decrease in consulting fees. In the first quarter of 2007, we reevaluated our need for the use of consultants and other professionals and determined that in certain areas we have the resources within the Company that have the skills necessary to handle these specialized tasks.

Other noninterest expense was $4.5 million for the three months ended March 31, 2007 up $330 thousand or 7.9% compared with the same period in 2006. No single component of other noninterest expense made up a significant portion of the change from the first quarter of 2006.

Income Taxes – We provided $6.4 million for federal and state income taxes during the three month period ended March 31, 2007 and $4.9 million for the same period of 2006. The effective tax rate for the first quarter of 2007 was approximately 35% as compared to 33% for the same period in 2006. This increase is due to the anticipated impact of the new Texas margin tax. We expect our effective tax rate to be approximately 34% to 35% for the remainder of 2007 subject to the final resolution of the margin tax from the Texas legislature.

FINANCIAL CONDITION

Loans Held for Investment—The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial and industrial	$838,764	26.3%	$824,494	26.8%
Real estate:
Commercial	1,358,354	42.6%	1,336,465	43.4%
Construction	666,135	20.9%	597,985	19.4%
Residential mortgage	215,476	6.8%	209,163	6.8%
Consumer/other	81,577	2.6%	79,642	2.6%
Foreign loans	26,295	0.8%	30,096	1.0%

Total loans held for investment	$3,186,601	100.0%	$3,077,845	100.0%

At March 31, 2007, loans held for investment were $3.2 billion, an increase of $109 million or 3.5% over loans held for investment at December 31, 2006. Loans acquired as a result of the acquisition of Partners Bank on March 30, 2007 totaled $142 million. The decrease in internal loan growth was primarily due to significant payoffs in the energy portfolio related to customer liquidity, competitive pricing and terms on larger credits and seasonality. Additionally, we sold approximately $20 million of performing commercial real estate loans from the held for investment portfolio during the first quarter of 2007 as part of our ongoing management of the size, concentration, and risk profile of the commercial real estate portfolio.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual sales ranging from $300 thousand to $35 million. Typically our customers have financing requirements between $50 thousand and $5 million. At March 31, 2007, commercial real estate loans and commercial and industrial loans were 42.6% and 26.3%, respectively, of loans held for investment.

At March 31, 2007, loans held for investment were 87.2% of deposits and 73.5% of total assets. As of March 31, 2007, we had no material concentrations of loans. Loans held for investment were 92.3% of deposits and 74.7% of total assets at December 31, 2006.

Loans Held for Sale—Loans held for sale were $53.0 million at March 31, 2007, as compared with $54.7 million at December 31, 2006. Loans held for sale include the guaranteed portion of Small Business Administration (SBA) loans originated by the Bank and loans originated as part of the Bank’s wholesale lending operations. Due to the timing of the purchases and sales of SBA and other loans to investors, the balance of loans in the held for sale category at any given time may vary.

Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value.

Trading Assets – Trading assets increased to $85 thousand at March 31, 2007. During 2006, we significantly reduced our holdings of trading assets in response to current market conditions and our desire to reduce our holdings in these securities. We reinvest in these assets based on market conditions.

Securities—The Company’s securities portfolio at March 31, 2007 totaled $601 million, as compared to $574 million at December 31, 2006, an increase of $26.9 million or 4.7%. The increase in period-end securities was primarily due to the addition of Partners Bank with a total securities portfolio of $10.9 million. We plan for minimal near-term growth in the investment portfolio based on the need to maintain adequate liquidity and depending on the short-term rate cycle.

Net unrealized losses on the available-for-sale securities were $8.4 million at March 31, 2007 as compared to $10.2 million at December 31, 2006. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, we do not consider those investments to be other-than-temporarily impaired at March 31, 2007.

Deposits—The following table summarizes the Company’s deposit portfolio by type (dollars in thousands):

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
Noninterest-bearing demand	$1,132,744	31.0%	$1,058,135	31.7%
Interest-bearing demand	1,320,245	36.1%	1,229,313	36.9%
Certificates and other time deposits
Jumbo	749,285	20.5%	610,330	18.3%
Regular	325,900	8.9%	307,419	9.2%
Brokered	127,530	3.5%	129,414	3.9%

Total deposits	$3,655,704	100.0%	$3,334,611	100.0%

Total deposits as of March 31, 2007 increased $321 million to $3.7 billion, up 9.6% compared to $3.3 billion at December 31, 2006. Deposits acquired in the acquisition of Partners Bank on March 30, 2007 totaled $166 million. The internal deposit growth we experienced during the first three months of 2007 was driven primarily by interest-bearing and certificates and other time deposits. The percentage of interest-bearing and noninterest-bearing demand deposits to total deposits as of March 31, 2007 was 36.1% and 31.0%, respectively, and our loan to deposit ratio remained at 88.6%.

Short-term borrowings – As of March 31, 2007, we had $32.4 million in short-term borrowings compared to $221 million at December 31, 2006, a decrease of $188 million or 85.3%. Our primary source of short-term borrowings is the Federal Home Loan Bank. At March 31, 2007, borrowings under FHLB advances totaled $500 thousand and had a maturity of 4 years. The interest rate on this borrowing was 4.22% at March 31, 2007. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. The decrease in borrowings was due to an increase in lower-cost interest and noninterest-bearing deposits.

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

Potential problem loans are those loans not classified as nonperforming, but where information that is known by management indicates serious doubt that the borrower will be able to comply with the present payment terms.

Nonperforming assets and potential problem loans consisted of the following (dollars in thousands):

	March 31, 2007	December 31, 2006
Nonperforming loans:
Nonaccrual	$12,269	$10,611
Restructured	777	776
Real estate acquired by foreclosure	2,624	1,465
Other repossessed assets	191	404

Total nonperforming assets	$15,861	$13,256

Potential problem loans	$28,493	$32,201

Accruing loans past due 90 days or more	$4,575	$2,731

Period-end allowance for loan losses to nonperforming loans	256.69%	281.27%
Nonperforming loans to period-end loans	0.40%	0.36%
Nonperforming assets to period-end assets	0.37%	0.32%
Nonperforming assets to period-end loans and foreclosed assets	0.49%	0.42%

Nonperforming assets were $15.9 million at March 31, 2007, a $2.6 million increase from December 31, 2006. This increase is related to two real estate secured loans totaling approximately $2.0 million. Accruing loans past due 90 days or more at March 31, 2007 totaled $4.6 million and consisted primarily of government guaranteed loans.

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

The provision for credit losses for the three months ended March 31, 2007 was $370 thousand as compared to $1.3 million for the same period in 2006. The lower provision for credit losses during the three months ended March 31, 2007 was due to favorable improvements in net charge-offs for this same time period and is reflective of the general improvement in our asset quality that has been a function of both a healthy Texas economy and a strengthening in our credit culture.

Net charge-offs were $406 thousand or 0.05% (annualized) of average loans for the three months ended March 31, 2007. Net charge-offs decreased $1.2 million for the three months ended March 31, 2007 compared to the same period in 2006. These improvements in asset quality are primarily attributable to several internal changes during the past year. Some of these changes include: implementing a consumer and micro-business loan credit scoring system, updating and revising our loan policy, standardizing our loan funding process, improving our loan approval process and enhancing our credit culture to take a more value-added risk management approach.

The allowance for loan losses at March 31, 2007 was $33.5 million and represented 1.03% of total loans. The allowance for loan losses at March 31, 2007 was 256.69% of nonperforming loans, down from 281.27% at December 31, 2006. The reserve for unfunded lending commitments remained unchanged at $927 thousand as of March 31, 2007 and December 31, 2006.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended March 31,

	2007	2006
Allowance for loan losses at beginning of period	$32,027	$31,230
Charge-offs:
Commercial, financial, and industrial	535	1,028
Real estate, mortgage and construction	120	1,005
Consumer	325	113

Total charge-offs	980	2,146

Recoveries
Commercial, financial, and industrial	406	385
Real estate, mortgage and construction	2	3
Consumer	166	120

Total recoveries	574	508

Net charge-offs	406	1,638
Allowance for credit losses associated with acquired institution	1,496	—
Provision for loan losses	370	1,524

Allowance for loan losses at end of period	33,487	31,116

Reserve for losses on unfunded loan commitments at beginning of period	927	1,173
Provision for losses on unfunded loan commitments	—	(198)

Reserve for losses on unfunded loan commitments at end of period	927	975

Total allowance for credit losses	$34,414	$32,091

Period-end allowance for credit losses to period-end loans	1.06%	1.16%
Period-end allowance for loan losses to period-end loans	1.03%	1.13%
Period-end allowance for loan losses to nonperforming loans	256.69%	161.90%
Nonperforming assets to period-end loans and foreclosed assets	0.49%	0.81%
Nonperforming loans to period-end loans	0.40%	0.70%
Nonperforming assets to period-end assets	0.37%	0.60%
Net charge-offs to average loans (annualized)	0.05%	0.24%

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

We measure interest rate risk using a variety of methodologies including, but not limited to, dynamic simulation analysis and static balance sheet rate shocks. Dynamic simulation analysis is the primary tool used to measure interest rate risk and allows us to model the effects of non-parallel movements in multiple yield curves, changes in borrower and depositor behaviors, changes in loan and deposit pricing, and changes in loan and deposit portfolio compositions and growth rates over a 24-month horizon.

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of March 31, 2007 and December 31, 2006:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
March 31, 2007
+200	1.69%
+100	0.55%
Base	0.00%
-100	-3.16%
-200	-5.92%

December 31, 2006
+200	0.56%
+100	-0.06%
Base	0.00%
-100	-2.78%
-200	-5.27%

Each rate scenario reflects unique prepayment and repricing assumptions. Because of uncertainties related to customer behaviors, loan and deposit pricing levels, competitor behaviors, and socio-economic factors that could effect the shape of the yield curve, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us. The interest rate sensitivity analysis includes assumptions that (i) the composition of our interest sensitive assets and liabilities existing at period-end will remain constant over the measurement period; and (ii) changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, this analysis does not contemplate any actions that we might undertake in response to changes in market factors. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates may have on us.

During July 2006, we executed a hedging strategy utilizing interest rate derivatives designed as a means to mitigate some of the Company’s asset sensitivity. We purchased an interest rate floor contract and an interest rate collar contract. These contracts were designated as cash flow hedges of the monthly interest receipts from our portfolio of variable-rate loans.

CAPITAL AND LIQUIDITY

Capital—At March 31, 2007, shareholders’ equity totaled $445 million or 10.27% of total assets, as compared to $409 million or 9.94% of total assets at December 31, 2006. Our risk-based capital ratios together with the minimum capital amounts and ratios at March 31, 2007 were as follows (dollars in thousands):

			For Minimum Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$435,651	11.2%	$311,712	8.0%
Tier 1 capital (to risk weighted assets)	354,772	9.1%	155,856	4.0%
Tier 1 capital (to average assets)	354,772	9.0%	157,382	4.0%

See Note 14 to our Consolidated Financial Statements for further discussion of regulatory capital requirements.

Liquidity – The objectives of our liquidity management is to maintain our ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate on an ongoing basis. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. In recent years, our liquidity needs have primarily been met by growth in deposits including brokered certificates of deposit. In addition to deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing securities and loan portfolios. For more information regarding liquidity, please refer to our 2006 Annual Report on Form 10-K.

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At March 31, 2007, there was an aggregate of approximately $122 million available for payment of dividends by Sterling Bank. At March 31, 2007, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $43.7 million. It is not anticipated that such restrictions will have an impact on the ability of Sterling Bancshares to meet its ongoing cash obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk we face since December 31, 2006. For information regarding the market risk of our financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity.” Our principal market risk exposure is to interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures – The Company maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of is management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective.

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

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

I TEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 25, 2005, the Company’s Board of Directors authorized the repurchase up to 2,500,000 shares of common stock, not to exceed 500,000 shares in any calendar year. On January 29, 2007, the Company’s Board of Directors authorized an increase in the number of shares to be repurchased to adjust for the three-for-two stock split approved by the Board on October 30, 2006. The Company is now authorized to repurchase up to 3,750,000 shares of common stock, not to exceed 750,000 shares in any calendar year. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions. The Company funds share repurchases from available cash or short-term borrowings.

The table below lists the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Shares That May Yet Be Purchased Under the Plans
January 1, 2007 to January 31, 2007	41,000	$12.52	978,500	2,771,500
February 1, 2007 to February 28, 2007	79,500	$12.06	1,058,000	2,692,000
March 1, 2007 to March 31, 2007	67,000	$11.57	1,125,000	2,625,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

2.1	Agreement and Plan of Merger dated January 24, 2007, by and among Sterling Bancshares, Inc. and Partners Bank of Texas. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K on January 25, 2007 (File No. 000-20750)).

11	Statement Regarding Computation of Earnings Per Share (included as Note (11) to Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: May 9, 2007	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2007	By:	/s/ Zach L. Wasson
Zach L. Wasson
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated January 24, 2007, by and among Sterling Bancshares, Inc. and Partners Bank of Texas. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007 (File No. 000-20750)).

11	Statement Regarding Computation of Earnings Per Share (included as Note (11) to Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.