Form 10-Q
period 2007-06-30
STERLING BANCSHARES INC
filed 2007-08-08
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007
[Common Stock, $1.00 par value per share]	73,008,765 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$161,482	$134,775
Interest-bearing deposits in financial institutions	—	198
Trading assets	398	—
Available-for-sale securities, at fair value	433,325	409,351
Held-to-maturity securities, at amortized cost	177,075	164,263

Loans held for sale	71,380	54,722
Loans held for investment	3,251,164	3,077,845

Total loans	3,322,544	3,132,567
Allowance for loan losses	(33,450)	(32,027)

Loans, net	3,289,094	3,100,540

Premises and equipment, net	26,408	23,475
Real estate acquired by foreclosure	3,064	1,465
Goodwill	165,711	130,858
Core deposit and other intangibles, net	17,172	10,299
Accrued interest receivable	19,811	18,692
Other assets	119,254	123,643

TOTAL ASSETS	$4,412,794	$4,117,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,144,049	$1,058,135
Interest-bearing demand	1,332,469	1,229,313
Certificates and other time	1,254,338	1,047,163

Total deposits	3,730,856	3,334,611
Other borrowed funds	57,840	220,675
Subordinated debt	45,408	46,135
Junior subordinated debt	82,734	56,959
Accrued interest payable and other liabilities	50,977	49,894

Total liabilities	3,967,815	3,708,274

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $1 par value, 150,000,000 shares authorized, 74,723,952 and 71,938,175 issued and 73,057,252 and 71,000,675 outstanding at June 30, 2007 and December 31, 2006, respectively	74,724	71,938
Capital surplus	108,238	80,927
Retained earnings	289,629	272,179
Treasury stock, at cost, 1,666,700 and 937,500 shares held at June 30, 2007 and December 31, 2006, respectively	(19,413)	(10,902)
Accumulated other comprehensive loss, net of tax	(8,199)	(4,857)

Total shareholders’ equity	444,979	409,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,412,794	$4,117,559

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$65,489	$55,265	$126,839	$106,041
Securities:
Taxable	5,755	6,011	11,216	12,160
Non-taxable	853	564	1,730	1,151
Trading assets	4	270	5	570
Federal funds sold	274	43	422	85
Deposits in financial institutions	7	32	24	90

Total interest income	72,382	62,185	140,236	120,097

Interest expense:
Demand and savings deposits	7,605	3,883	13,644	6,960
Certificates and other time deposits	13,922	8,542	26,272	15,676
Other borrowed funds	1,257	4,413	3,752	8,575
Subordinated debt	1,162	1,125	2,312	2,180
Junior subordinated debt	1,658	1,409	2,889	3,201

Total interest expense	25,604	19,372	48,869	36,592

Net interest income	46,778	42,813	91,367	83,505
Provision for credit losses	1,000	1,837	1,370	3,163

Net interest income after provision for credit losses	45,778	40,976	89,997	80,342

Noninterest income:
Customer service fees	3,330	3,061	6,705	5,638
Net loss on trading assets	(1)	(167)	—	(302)
Net gain on the sale of loans	73	205	577	510
Other	4,116	5,920	8,170	9,663

Total noninterest income	7,518	9,019	15,452	15,509

Noninterest expense:
Salaries and employee benefits	19,768	18,822	39,456	37,497
Occupancy	4,606	4,061	8,968	7,904
Technology	2,095	1,615	4,144	3,089
Professional fees	1,078	1,473	2,023	2,898
Postage, delivery and supplies	943	903	1,754	1,693
Marketing	581	709	936	1,093
Core deposit and other intangibles amortization	517	194	937	389
Acquisition costs	166	—	920	—
Other	4,588	5,416	9,038	9,588

Total noninterest expense	34,342	33,193	68,176	64,151

Income before income taxes	18,954	16,802	37,273	31,700
Provision for income taxes	5,856	5,533	12,252	10,399

Net Income	$13,098	$11,269	$25,021	$21,301

Earnings per share:
Basic	$0.18	$0.17	$0.35	$0.31

Diluted	$0.18	$0.16	$0.34	$0.31

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2006	—	$—	68,187	$68,187	$36,028	$239,171	188	$(1,984)	$(6,930)	$334,472
Comprehensive income:
Net income						21,301				21,301
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($3,458)									(6,423)	(6,423)

Total comprehensive income										14,878

Issuance of common stock			492	492	4,646					5,138
Repurchase of common stock							375	(4,127)		(4,127)
Cash dividends paid						(6,347)				(6,347)

BALANCE AT JUNE 30, 2006	—	$—	68,679	$68,679	$40,674	$254,125	563	$(6,111)	$(13,353)	$344,014

BALANCE AT JANUARY 1, 2007	—	$—	71,938	$71,938	$80,927	$272,179	938	$(10,902)	$(4,857)	$409,285
Comprehensive income:
Net income						25,021				25,021
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($786)									(1,460)	(1,460)
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of ($1,014)									(1,882)	(1,882)

Total comprehensive income										21,679

Issuance of common stock			441	441	3,135					3,576
Issuance of common stock in connection with the purchase of Partners Bank of Texas			2,345	2,345	24,176					26,521
Repurchase of common stock							729	(8,511)		(8,511)
Cash dividends paid						(7,571)				(7,571)

BALANCE AT JUNE 30, 2007	—	$—	74,724	$74,724	$108,238	$289,629	1,667	$(19,413)	$(8,199)	$444,979

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,021	$21,301
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,163	1,231
Net loss on trading assets	—	302
Net gain on the sale of loans	(577)	(510)
Provision for credit losses	1,370	3,163
Writedowns, less gains on sale, of real estate acquired by foreclosure	(158)	(278)
Depreciation and amortization	3,872	4,161
Proceeds from principal paydowns of trading securities	—	203
Proceeds from the sale of trading securities	6,631	29,152
Purchases of trading securities	(7,029)	(1,375)
Stock-based compensation expense (net of tax benefit recognized)	384	882
Excess tax benefits from share-based payment arrangements	(367)	(470)
Net increase in loans held for sale	(2,989)	(3,296)
Net gain on sale of bank assets	(358)	(1,122)
Net decrease in accrued interest receivable and other assets	5,752	2,917
Net (decrease) increase in accrued interest payable and other liabilities	(4,836)	237

Net cash provided by operating activities	27,879	56,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	8,727	8,494
Proceeds from maturities or calls and paydowns of available-for-sale securities	41,782	53,996
Purchases of available-for-sale securities	(58,151)	(23,976)
Purchases of held-to-maturity securities	(21,596)	(5,671)
Net increase in loans held for investment	(70,077)	(183,366)
Proceeds from sale of real estate acquired by foreclosure	1,154	2,386
Proceeds from sale of land held for sale	—	1,570
Purchase of Partners Bank of Texas (including transaction costs)	(25,180)	—
Cash and cash equivalents acquired with Partners Bank of Texas	33,326	—
Purchase of MBM Advisors (including transaction costs)	(6,000)	—
Cash and cash equivalents acquired with MBM Advisors	104	—
Net change in interest-bearing deposits in financial institutions	198	—
Proceeds from sale of loans	21,378	—
Proceeds from sale of premises and equipment	1,169	3,926
Purchase of premises and equipment	(3,718)	(2,339)

Net cash used in investing activities	(76,884)	(144,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	230,479	146,232
Net decrease in other borrowed funds	(167,549)	(62,150)
Redemption of junior subordinated debt	—	(29,639)
Issuance of trust preferred securities	25,775	—
Proceeds from issuance of common stock	2,722	3,420
Repurchase of common stock	(8,511)	(4,127)
Excess tax benefits from share-based payment arrangements	367	470
Dividends paid	(7,571)	(6,347)

Net cash provided by financing activities	75,712	47,859

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,707	(40,623)
CASH AND CASH EQUIVALENTS:
Beginning of period	134,775	147,154

End of period	$161,482	$106,531

Supplemental information:
Income taxes paid	$12,750	$11,784
Interest paid	25,547	34,737
Noncash investing and financing activities—
Acquisition of real estate through foreclosure of collateral	2,595	2,819
Transfer of loans from held for investment to loans held for sale	—	12,100
Acquisition of Partners Bank of Texas
Common Stock issued	26,521	—
Payable to Partners Bank of Texas shareholders	300	—
Acquisition of MBM Advisors
Payable to MBM Advisors shareholders	2,774	—

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

In September 2006, the FASB issued Statement of Accounting Standards No. 157 (“SFAS 157”) Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not completed its evaluation of the impact of this statement; however, the Company does not expect it to be material to its financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements.

In February 2007, the FASB issued Statement of Accounting Standards No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not completed its evaluation of the impact of this statement; however, the Company does not expect it to be material to its financial statements.

2. ACQUISITIONS

On June 28, 2007, the Company acquired MBM Advisors, Inc. (“MBM Advisors”). MBM Advisors was an independent investment advisory and pension administration/consulting firm with approximately $700 million in assets under management providing full-services in the design, administration, investment management, and communication of retirement plans with offices in both Houston and Dallas, Texas. The completion of the acquisition of MBM Advisors provides for increased opportunities to serve the owners of small and medium-sized businesses and their employees while enhancing our non-interest income. The Company entered into a share exchange agreement (the “Agreement”) with MBM Advisors and the shareholders of MBM Advisors (the “Shareholders”) in which the Company paid the Shareholders an aggregate amount in cash equal to $6.0 million on the date of merger. An additional aggregate amount of up to $10.0 million is payable over an earn-out period of the next four calendar years. Included in the earn-out period are unconditional guaranteed cash payments of $3.0 million. This guaranteed consideration was recorded as part of the purchase price at the estimated net present value. The additional earn-out consideration is contingent upon maintaining or achieving specified earnings levels in future periods. When the contingency is resolved and additional consideration is distributable, the Company will record the fair value of the consideration issued as an additional cost of the acquisition. The maximum potential amount of future undiscounted payments the Company could be required to make under contingent payment provisions is approximately $7.0 million in the form of cash. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, all of which is expected to be deductible for tax purposes. The results of operations for this acquisition will be included in the Company’s financial results beginning in the third quarter of 2007.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary and is subject to final determination (in thousands).

Cash and cash equivalents	$104
Receivables	1,518
Fixed assets	33
Customer relationship intangibles	3,723
Goodwill	4,784
Other assets	74

Total assets acquired	10,236

Accounts payable and other liabilities	(1,082)

Total liabilities assumed	(1,082)

Net assets acquired	$9,154

Customer relationship intangibles are amortized using an economic life method based on client attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The weighted average amortization period for intangibles related to the MBM Advisors acquisition is approximately six years. Additional information related to intangible assets and goodwill is included in Note 6 – Goodwill and Other Intangibles.

On March 30, 2007, the Company acquired Partners Bank of Texas (“Partners Bank”). Partners Bank was a privately held bank which operated four banking offices in the Houston area. The completion of the acquisition of Partners Bank has enabled the Company to fill out its footprint in Northeast Houston. As of March 30, 2007, Partners Bank had assets of approximately $191 million, loans of $142 million and deposits of $166 million. The purchase price of $52.3 million consisted of $26.5 million of the Company’s common stock (2.3 million shares), cash totaling approximately $25.5 million and $264 thousand in acquisition-related costs for all of Partners Bank’s issued and outstanding shares of common stock. The shares of the Company’s common stock issued in the transaction were valued at the average of the closing price of the Company’s common stock for the ten trading days immediately before the fifth trading day before March 30, 2007. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary and is subject to final determination (in thousands).

Cash and cash equivalents	$33,324
Available-for-sale securities	10,956
Total loans	141,750
Allowance for loan losses	(1,496)
Premises and equipment	3,387
Accrued interest receivable	935
Core deposit intangibles	4,087
Goodwill	30,063
Other assets	599

Total assets acquired	223,605

Deposits	(165,766)
Other borrowed funds	(4,714)
Accrued interest payable and other liabilities	(860)

Total liabilities assumed	(171,340)

Net assets acquired	$52,265

Core deposit intangibles (“CDI”) are amortized using an economic life method based on deposit attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The weighted average amortization period for core deposit intangibles related to the Partners Bank acquisition is approximately six years. Additional information related to intangible assets and goodwill is included in Note 6 – Goodwill and Other Intangibles.

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

3. SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$16,989	$8	$(53)	$16,944
Obligations of states of the U.S. and political subdivisions	1,895	3	(6)	1,892
Mortgage-backed securities and collateralized mortgage obligations	412,592	115	(11,377)	401,330
Other securities	14,330	—	(1,171)	13,159

Total	$445,806	$126	$(12,607)	$433,325

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$89,622	$161	$(1,618)	$88,165
Mortgage-backed securities and collateralized mortgage obligations	87,453	14	(1,259)	86,208

Total	$177,075	$175	$(2,877)	$174,373

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$6,501	$—	$(76)	$6,425
Obligations of states of the U.S. and political subdivisions	2,306	17	(2)	2,321
Mortgage-backed securities and collateralized mortgage obligations	395,614	56	(9,855)	385,815
Other securities	15,165	—	(375)	14,790

Total	$419,586	$73	$(10,308)	$409,351

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$91,946	$495	$(380)	$92,061
Mortgage-backed securities and collateralized mortgage obligations	72,317	91	(934)	71,474

Total	$164,263	$586	$(1,314)	$163,535

The contractual maturities of securities at June 30, 2007 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$12,249	$12,215	$7,591	$7,606
Due after one year through five years	6,315	6,301	40,361	39,812
Due after five years through ten years	320	320	40,599	39,676
Due after ten years	—	—	1,071	1,071
Mortgage-backed securities and collateralized mortgage obligations	412,592	401,330	87,453	86,208
Other securities	14,330	13,159	—	—

Total	$445,806	$433,325	$177,075	$174,373

There were no securities sold during the three or six months ended June 30, 2007 and 2006.

Securities with unrealized losses segregated by length of impairment as of June 30, 2007 were as follows (in thousands):

	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$2,740	$(13)	$2,727	$5,996	$(40)	$5,956
Obligations of states of the U.S. and political subdivisions	543	(4)	539	473	(2)	471
Mortgage-backed securities and collateralized mortgage obligations	90,498	(1,263)	89,235	294,308	(10,114)	284,194
Other securities	—	—	—	14,330	(1,171)	13,159

Total	$93,781	$(1,280)	$92,501	$315,107	$(11,327)	$303,780

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$52,182	$(924)	$51,258	$19,983	$(694)	$19,289
Mortgage-backed securities and collateralized mortgage obligations	41,784	(241)	41,543	40,382	(1,018)	39,364

Total	$93,966	$(1,165)	$92,801	$60,365	$(1,712)	$58,653

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

The average loss on securities in an unrealized loss position was 3% of the amortized cost basis at June 30, 2007. During the fourth quarter of 2006, realized losses of $562 thousand were recorded on certain interest-only securities. These securities are tied to underlying government guaranteed loans and are subject to prepayment and interest rate fluctuations. These securities had been in an unrealized loss position since the fourth quarter of 2005. Given the current prepayment factors for the underlying loans and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired at December 31, 2006. There are no remaining securities in the Company’s securities portfolio in a loss position greater than 10% of the Company’s amortized cost basis at June 30, 2007. Management believes that the unrealized losses on the Company’s securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2007.

The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at June 30, 2007.

Securities with carrying values totaling $421 million and fair values totaling $411 million were pledged to secure public deposits at June 30, 2007.

4. LOANS

The loan portfolio is classified by major type as follows (in thousands):

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
Loans held for sale	$71,380	2.1%	$54,722	1.7%
Loans held for investment
Domestic
Commercial and industrial	891,792	26.8%	824,494	26.3%
Real estate:
Commercial	1,368,758	41.2%	1,336,465	42.7%
Construction	671,391	20.2%	597,985	19.1%
Residential mortgage	215,256	6.5%	209,163	6.7%
Consumer/other	79,442	2.4%	79,642	2.5%
Foreign
Commercial and industrial	22,004	0.7%	27,479	0.9%
Other loans	2,521	0.1%	2,617	0.1%

Total loans held for investment	3,251,164	97.9%	3,077,845	98.3%

Total loans	$3,322,544	100.0%	$3,132,567	100.0%

Loan maturities and rate sensitivity of the loans held for investment excluding residential mortgage and consumer loans, at June 30, 2007 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$702,398	$169,691	$19,703	$891,792
Real estate—commercial	528,732	687,775	152,251	1,368,758
Real estate—construction	485,029	134,353	52,009	671,391
Foreign loans	4,933	19,592	—	24,525

Total	$1,721,092	$1,011,411	$223,963	$2,956,466

Loans with a fixed interest rate	$293,938	$841,271	$194,753	$1,329,962
Loans with a floating interest rate	1,427,154	170,140	29,210	1,626,504

Total	$1,721,092	$1,011,411	$223,963	$2,956,466

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and San Antonio metropolitan areas. As of June 30, 2007, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

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

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between Sterling Bank (the “Bank”) and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	June 30, 2007	December 31, 2006
Beginning balance	$2,293	$9,021
New loans	501	—
Loans to insiders/directors who resigned	—	(2,606)
Repayments	(392)	(4,122)

Ending balance	$2,402	$2,293

The recorded investment in impaired loans was $11.6 million and $11.4 million at June 30, 2007 and December 31, 2006, respectively. All impaired loans are categorized as nonaccrual at June 30, 2007 and December 31, 2006. Such impaired loans required an allowance for loan losses of $1.7 million and $1.8 million, respectively. The average recorded investment in impaired loans for the three and six months ended June 30, 2007 was $13.1 million and $12.9 million, respectively, and for the three and six months ended June 30, 2006 was $15.6 million and $19.2 million, respectively. No interest on impaired loans was received during the three and six months ended June 30, 2007 and 2006.

Interest foregone on nonaccrual loans for the six months ended June 30, 2007 and 2006 was approximately $972 thousand and $899 thousand, respectively. The Company had one restructured loan totaling $772 thousand and $777 thousand as of June 30, 2007 and December 31, 2006, respectively.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $1.5 million and $2.7 million at June 30, 2007 and December 31, 2006, respectively. These loans consisted primarily of government guaranteed loans.

5. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$33,487	$31,116	$32,027	$31,230
Loans charged-off	1,761	2,085	2,741	4,231
Loan recoveries	(724)	(929)	(1,298)	(1,437)

Net loans charged-off	1,037	1,156	1,443	2,794
Allowance for loan losses associated with acquired institutions	—	—	1,496	—
Provision for loan losses	1,000	1,922	1,370	3,446

Allowance for loan losses at end of period	33,450	31,882	33,450	31,882

Reserve for unfunded loan commitments at beginning of period	927	975	927	1,173
Provision for losses on unfunded loan commitments	—	(85)	—	(283)

Reserve for unfunded loan commitments at end of period	927	890	927	890

Total allowance for credit losses	$34,377	$32,772	$34,377	$32,772

6. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2006, and the period ended June 30, 2007, are as follows (in thousands):

	Houston	San Antonio	Dallas	Total
Balance, January 1, 2006	$29,613	$27,205	$28,208	$85,026
BOTH, Inc. acquisition	—	45,832	—	45,832

Balance, December 31, 2006	29,613	73,037	28,208	130,858
BOTH, Inc. goodwill adjustments	—	6	—	6
Partners Bank acquisition	30,063	—	—	30,063
MBM Advisors acquisition	4,784			4,784

Balance, June 30, 2007	$64,460	$73,043	$28,208	$165,711

The changes in the carrying amounts of core deposit and other intangibles for the year ended December 31, 2006, and the period ended June 30, 2007, are as follows (in thousands):

	Core Deposit Intangibles	Customer Relationship Intangibles	Total
Balance, January 1, 2006	$3,551	$—	$3,551
Amortization expense	(1,012)	—	(1,012)
BOTH, Inc. acquisition	7,760	—	7,760

Balance, December 31, 2006	10,299	—	10,299
Amortization expense	(937)	—	(937)
Partners Bank acquisition	4,087	—	4,087
MBM Advisors acquisition	—	3,723	3,723

Balance, June 30, 2007	$13,449	$3,723	$17,172

7. JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of June 30, 2007, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of Sterling Bancshares for Statutory Trust One, Capital Trust III and Capital Trust IV and BOTH, Inc. for BOTH Capital Trust I, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payments of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by Sterling Bancshares. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Sterling Bancshares making payment on the related junior subordinated debentures. Sterling Bancshares’ obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by Sterling Bancshares of each respective trust’s obligations under the trust securities issued by each respective trust.

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

The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. Until August 30, 2007, there is a ceiling on the three-month LIBOR of 8.50% resulting in a ceiling on the floating rate of 11.95% during this period. The floating rate on these securities was 8.81% at June 30, 2007 and December 31, 2006.

The BOTH Capital Trust I preferred securities bear interest at a floating rate equal to the three-month LIBOR, plus 3.10%; however, the calculated interest rate will not exceed 5.96% in the period to July 7, 2008. As of June 30, 2007, the rate on these securities was 5.96%.

On March 26, 2007, the Company completed the issuance and sale in a private placement of $25.0 million in aggregate principal amount of trust preferred securities issued by the Company’s newly formed subsidiary, Sterling Bancshares Capital Trust IV, a Delaware statutory trust (“Trust IV”). The trust preferred securities may be called at par by the Company at any time after June 15, 2012 and require quarterly distributions of interest by Trust IV to the holder of the trust preferred securities. Distributions will be payable quarterly at a floating interest rate equal to the 3-month LIBOR plus 1.60% per annum. Trust IV simultaneously issued 774 shares of its common securities to the Company for the purchase price of $774 thousand, which constitutes all of the issued and outstanding common securities of Trust IV. As of June 30, 2007, the floating rate was 6.95% on these securities.

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

In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair value hedge of the Company’s $50.0 million subordinated debentures and qualifies for the “short-cut” method of accounting. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. The swap’s fair value is included in other liabilities and was $4.6 million and $3.8 million with a floating rate of 8.98% and 9.00% on June 30, 2007 and December 31, 2006, respectively. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

During 2006, the Company purchased a prime interest rate floor with a notional amount of $113.0 million and a strike rate of 8.00% and a prime interest rate collar contract with a notional amount of $250.0 million and an 8.42% interest rate cap and an 8.00% interest rate floor. These contracts are designated as cash flow hedges of the monthly interest receipts from a portion of the Company’s portfolio of prime-based variable rate loans. The interest rate floor and interest rate collar have termination dates of August 1, 2009 and August 1, 2010, respectively.

For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The accumulated net after-tax loss on the floor and collar contracts included in accumulated other comprehensive income totaled $86 thousand at June 30, 2007. The total fair value of the interest-rate collar and floor was $792 thousand at June 30, 2007 and is included in other assets.

9. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no effect on the Company’s consolidated balance sheet or income statement as a result of implementing FIN 48. As of June 30, 2007 and January 1, 2007, the Company had unrecognized tax benefits of $812 thousand which would favorably impact the annual effective tax rate upon recognition. These unrecognized tax benefits result from open state tax examination periods which could expire and result in these tax benefits being recognized in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. During 2006, the Internal Revenue Service completed an examination of the Company’s 2003 tax year. The Company is no longer subject to U.S. federal tax examinations for years before 2004. State jurisdictions remain subject to examination beginning with the 2003 tax year.

The Company’s policy is that it recognizes interest and penalties as a component of income tax expense. As of June 30, 2007, the Company had accrued interest and penalties of $95 thousand. No interest expense was recognized in the income statement during the second quarter of 2007.

10. STOCK-BASED COMPENSATION

The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock units, restricted stock unit awards, phantom stock awards, stock appreciation rights or stock options. There have been no significant changes in the Company’s stock plans since December 31, 2006.

Total stock-based compensation expense of $487 thousand was charged against income for the six month period ended June 30, 2007 and $1.2 million for the six month period ended June 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $103 thousand for the six months ended June 30, 2007 and $366 thousand for the six months ended June 30, 2006.

On January 1, 2006, the Company entered into an employment agreement with its chief executive officer (“CEO”) in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”) to be earned subject to performance measures. These performance measures include annual growth in earnings per share, average return on equity and an overall board evaluation over a four year period. Based on these criteria, the CEO will earn a specific number of the eligible share units. As of June 30, 2007, there was $410 thousand of total unrecognized compensation expense related to the PRSUs. If the performance measures are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed.

Stock purchase plan—The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 2.3 million shares of Company common stock may be issued under this plan subject to adjustment upon changes in capitalization. During the three and six months ended June 30, 2007, 11,208 and 22,146 shares, respectively, were subscribed for through payroll deductions under the Purchase Plan compared to 8,922 and 17,930 shares for the same periods in 2006.

11. EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$13,098	$11,269	$25,021	$21,301
Basic:
Weighted average shares outstanding	73,295	68,132	72,196	68,068
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	488	669	506	671

Total	73,783	68,801	72,702	68,739

Earnings per share:
Basic	$0.18	$0.17	$0.35	$0.31

Diluted	$0.18	$0.16	$0.34	$0.31

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 216,001 and 214,161 options outstanding for the three and six months ended June 30, 2007, respectively, and 158,232 and 128,960 options outstanding for the three and six month periods ended June 30, 2006, respectively, that were antidilutive.

12. COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.3 million and $4.4 million for the three and six months ended June 30, 2007, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2006, respectively. Refer to the 2006 Form 10-K for information regarding these commitments.

Litigation – The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements – The Company has entered into severance and non-competition agreements with its CEO (discussed in Note 10) and certain other executive officers. Under these agreements, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20,000 in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	June 30, 2007	December 31, 2006
Commitments to extend credit	$837,421	$822,209
Standby letters of credit	82,033	83,639

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

14. REGULATORY MATTERS

Capital requirements – The Company is subject to various regulatory capital requirements administered by state and federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amount and classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators.

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of June 30, 2007 and December 31, 2006, that Sterling Bancshares and Bank met all capital adequacy requirements to which they are subject. The most recent notification from the regulatory banking agencies categorized the Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of June 30, 2007:
Total capital (to risk weighted assets)	$429,999	10.9%	$315,213	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	350,216	8.9%	157,607	4.0%	N/A	N/A
Tier 1 capital (to average assets)	350,216	8.4%	166,595	4.0%	N/A	N/A

As of December 31, 2006:
Total capital (to risk weighted assets)	$407,079	10.7%	$303,871	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	327,991	8.6%	151,936	4.0%	N/A	N/A
Tier 1 capital (to average assets)	327,991	8.1%	161,111	4.0%	N/A	N/A

STERLING BANK:
As of June 30, 2007:
Total capital (to risk weighted assets)	$427,223	10.9%	$314,845	8.0%	$393,556	10.0%
Tier 1 capital (to risk weighted assets)	347,440	8.8%	157,422	4.0%	236,133	6.0%
Tier 1 capital (to average assets)	347,440	8.4%	166,399	4.0%	207,999	5.0%

As of December 31, 2006:
Total capital (to risk weighted assets)	$401,511	10.6%	$303,449	8.0%	$379,312	10.0%
Tier 1 capital (to risk weighted assets)	322,423	8.5%	151,725	4.0%	227,587	6.0%
Tier 1 capital (to average assets)	322,423	8.0%	160,879	4.0%	201,099	5.0%

On January 1, 2004, the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At June 30, 2007, the entire amount of the $80.3 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at June 30, 2007.

Dividend restrictions – Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $112.4 million available for payment of dividends at June 30, 2007 by the Bank. At June 30, 2007, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $33.7 million by the Bank.

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

OVERVIEW

For more than 32 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to mid-sized businesses. We provide a broad array of financial services to consumers and Texas businesses through 49 banking centers in the greater metropolitan areas of Houston, San Antonio and Dallas, Texas. These cities are the 4th, 7th and 9th largest, respectively, in the United States based on population according to the U.S. Census Bureau. At June 30, 2007, we had consolidated total assets of $4.4 billion, total loans of $3.3 billion, total deposits of $3.7 billion and shareholder’s equity of $445 million.

We reported net income of $13.1 million for the quarter ended June 30, 2007, a 16.2% increase compared to the $11.3 million reported for the second quarter of 2006. Second quarter 2007 earnings were $0.18 per diluted share, up from $0.16 per diluted share for the same quarter of 2006. Net income for the six months ended June 30, 2007 was $25.0 million, or $0.34 per diluted share, compared with $21.3 million, or $0.31 per diluted share earned for the same period in 2006.

Our second quarter results are reflective of the successful execution of our expense management initiative, the systems and operational integration of Partners Bank of Texas and favorable trends in asset quality. In addition, we completed the acquisition of MBM Advisors which provides for increased opportunities to serve the owners of small and medium-sized businesses and their employees while enhancing our non-interest income.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2007.

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

These policies and the judgments, estimates and assumptions are described in greater detail in our 2006 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Organization and Summary of Significant Accounting and Reporting Policies.”

RECENT ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (“SFAS 109”) Accounting for Income Taxes. FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on January 1, 2007. The adoption of this accounting standard did not have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Accounting Standards No. 157 (“SFAS 157”) Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not completed its evaluation of the impact of this statement; however, we do not expect it to be material to our financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Management has not completed its evaluation of this issue; however, we do not expect it to be material to its financial statements.

In February 2007, the FASB issued Statement of Accounting Standards No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not completed its evaluation of the impact of this statement; however, we do not expect it to be material to our financial statements.

SELECTED FINANCIAL DATA

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2007	2006	2007	2006	2006
	(Dollars and shares in thousands, except per share amounts)
INCOME STATEMENT DATA:
Net interest income	$46,778	$42,813	$91,367	$83,505	$171,806
Provision for credit losses	1,000	1,837	1,370	3,163	4,058
Noninterest income	7,518	9,019	15,452	15,509	31,217
Noninterest expense	34,342	33,193	68,176	64,151	131,186
Income before income taxes	18,954	16,802	37,273	31,700	67,779
Net income	13,098	11,269	25,021	21,301	45,840
BALANCE SHEET DATA (at period-end):
Total assets	$4,412,794	$3,789,920	$4,412,794	$3,789,920	$4,117,559
Total loans	3,322,544	2,880,876	3,322,544	2,880,876	3,132,567
Allowance for loan losses	33,450	31,882	33,450	31,882	32,027
Total securities	610,400	575,275	610,400	575,275	573,614
Trading assets	398	—	398	—	—
Total deposits	3,730,856	2,984,375	3,730,856	2,984,375	3,334,611
Other borrowed funds	57,840	330,700	57,840	330,700	220,675
Subordinated debt	45,408	44,358	45,408	44,358	46,135
Junior subordinated debt	82,734	52,836	82,734	52,836	56,959
Shareholders’ equity	444,979	344,014	444,979	344,014	409,285
COMMON SHARE DATA:
Earnings per share (1)
Basic shares	$0.18	$0.17	$0.35	$0.31	$0.67
Diluted shares	0.18	0.16	0.34	0.31	0.66
Shares used in computing earnings per common share
Basic shares	73,295	68,132	72,196	68,068	68,834
Diluted shares	73,783	68,801	72,702	68,739	69,533
End of period common shares outstanding	73,057	68,116	73,057	68,116	71,001
Book value per common share at period-end
Total	$6.09	$5.05	$6.09	$5.05	$5.76
Tangible	$3.59	$3.76	$3.59	$3.76	$3.78
Cash dividends paid per common share	$0.0525	$0.047	$0.105	$0.093	$0.186
Common stock dividend payout ratio	29.35%	28.20%	30.26%	29.79%	27.99%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	11.66%	13.10%	11.63%	12.54%	12.66%
Return on average assets (2)	1.21%	1.19%	1.19%	1.14%	1.18%
Net interest margin (3)	4.81%	5.01%	4.86%	4.96%	4.90%
Efficiency ratio (4)	61.76%	62.55%	62.16%	63.86%	63.79%
Full-time equivalent employees	1,048	1,015	1,048	1,015	1,074
Number of banking centers	49	40	49	40	45
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	91.08%	96.05%	92.09%	95.99%	95.85%
Period-end shareholders’ equity to total assets	10.08%	9.08%	10.08%	9.08%	9.94%
Average shareholders’ equity to average assets	10.38%	9.11%	10.27%	9.11%	9.33%
Period-end tangible capital to total tangible assets	6.20%	6.91%	6.20%	6.91%	6.74%
Tier 1 capital to risk-weighted assets	8.89%	9.19%	8.89%	9.19%	8.64%
Total capital to risk-weighted assets	10.91%	11.41%	10.91%	11.41%	10.72%
Tier 1 leverage ratio (Tier 1 capital to average assets)	8.41%	8.65%	8.41%	8.65%	8.14%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.03%	1.14%	1.03%	1.14%	1.05%
Period-end allowance for loan losses to period-end loans	1.01%	1.11%	1.01%	1.11%	1.02%
Period-end allowance for loan losses to nonperforming loans	287.52%	257.21%	287.52%	257.21%	281.27%
Nonperforming assets to period-end loans and foreclosed assets	0.45%	0.48%	0.45%	0.48%	0.42%
Nonperforming loans to period-end loans	0.35%	0.43%	0.35%	0.43%	0.36%
Nonperforming assets to period-end assets	0.34%	0.37%	0.34%	0.37%	0.32%
Net charge-offs to average loans (2)	0.13%	0.16%	0.09%	0.20%	0.20%

(1)	The calculation of diluted EPS excludes 216,001 and 214,161 options outstanding for the three and six months ended June 30, 2007, 139,025 options for the year ended 2006 and 158,232 and 128,960 options for the three and six periods ended June 30, 2006, which were antidilutive.
(2)	Interim periods annualized.
(3)	Taxable-equivalent basis assuming a 35% tax rate.
(4)	Ratio is calculated by dividing noninterest expense less acquisition costs, an employee severance payment, and Trust Preferred Securities debt issuance costs by tax equivalent basis net interest income plus noninterest income less net gain (loss) on sales of investment securities and less net gain on sale/leaseback transactions. Prior period amounts have been restated to reflect the current methodology.

RESULTS OF OPERATIONS

Net Income – Net income was $13.1 million for the quarter ended June 30, 2007, a 16.2% increase compared to the $11.3 million reported for the second quarter of 2006. Earnings were $0.18 per diluted share for the second quarter of 2007, up from $0.16 per diluted share for the second quarter of 2006.

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

Beginning in June 2004, the Federal Reserve increased overnight interest rates by 425 basis points to 5.25% at June 30, 2006. Since June 2006, overnight interest rates have remained at 5.25%. Our net interest margin benefited from these increases in short-term interest rates through the second quarter of 2006. In contrast, long-term interest rates, which are impacted by various forces including national and world-wide economies and political and monetary policies, have not increased by the same amount. At June 30, 2007, the market yield on 10-year U.S. Treasury notes was 5.03% compared with 5.15% at June 30, 2006. This has resulted in a general flattening of the interest rate yield curve. However, in the current interest rate environment, the benefit of our traditionally asset-sensitive position has been reduced but not eliminated.

Net interest income increased $4.0 million or 9.3% to $46.8 million for the three month period ended June 30, 2007 compared to the same time period in 2006. For the six month period ended June 30, 2006, net interest income was $91.4 million, an increase of $7.9 million or 9.4% compared to the same period in 2006. Our tax equivalent net interest margin was 4.81% and 4.86% for the three and six month periods ended June 30, 2007, respectively, compared to 5.01% and 4.96% for the three and six month periods ended June 30, 2006, respectively. Changes in the mix and rate paid on interest-earning assets and liabilities influence our net interest income and net interest margin.

Total tax equivalent interest income increased $10.3 million and $20.3 million for the three and six month periods ended June 30, 2007, respectively, over the comparable periods in 2006 due to an increase in both the yield earned and growth in the loan portfolio. Average total loans increased $466 million or 16.5% and $422 million or 15.2% for the three and six months ended June 30, 2007, respectively, over the comparable periods in 2006. The tax equivalent yield earned on the average total loan portfolio increased 14 basis points and 30 basis points for the same time periods. The size of the loan portfolio during 2007 as a percentage of average interest-earning assets increased from 81% for the first six months of 2006 to 84% for the same period in 2007.

On average, the securities portfolio (including trading assets) was lower by $10.4 million or 1.7% and $30.3 million or 4.8% for the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. We decreased the securities portfolio as a percentage of interest-earning assets through a combination of scheduled maturities, paydowns and sales of securities beginning in 2005. On average, the securities portfolio represents approximately 15% of average interest-earning assets for both the three and six month periods ended June 30, 2007, down from approximately 18% for the same time periods in 2006. This decrease in average securities combined with a two basis point decrease in tax equivalent yield earned for both the three and six month periods ended June 30, 2007 resulted in a decrease in interest income on securities of $151 thousand and $767 thousand, respectively, compared to the same time periods in 2006.

Total interest expense increased $6.2 million and $12.3 million for the three and six month periods ended June 30, 2007, respectively, over the comparable periods in 2006. Average interest-bearing liabilities for the three and six month periods ended June 30, 2007 increased $338 million or 14.1% and $291 million or 12.2%, respectively, compared to the same periods in 2006. The average rate paid on interest-bearing liabilities increased 51 basis points and 59 basis points for the same time frames.

The increase in interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits and certificates of deposit of $577 million for the three month periods ended June 30, 2007 and $517 million for the six month period ended June 30, 2007, compared to the same periods in 2006. The average rate paid on all interest-bearing deposits increased 85 basis points and 93 basis points for the same time periods due to a change in the mix and rates paid on deposit products. The increase in average deposit balances and interest rates paid resulted in additional interest expense of $9.1 million and $17.3 million, respectively, for the three and six month periods ended June 30, 2007 compared to the same periods in 2006.

Increases in both average noninterest-bearing and interest-bearing deposits contributed to a decrease in average other borrowings for the three and six month periods ended June 30, 2007 of $258 million or 72.9% and $224 million or 61.2%, respectively, compared to the same periods in 2006. This decrease in average other borrowings resulted in a decrease in interest expense on other borrowings of $3.2 million and $4.8 million for the same time frame. The benefit of the decrease in other borrowings was partially offset by an increase in rate paid of 25 basis points and 60 basis points, respectively, for the three and six months period ended June 30, 2007 over the comparable periods in 2006.

Average junior subordinated debt decreased $17.8 million and $2.9 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The average balance decreased due to the prepayment of $29.6 million of junior subordinated debentures with an interest rate of 9.20% during the second quarter of 2006 partially offset by the issuance of $25.7 million in aggregate principle during the first quarter of 2007 with an interest rate of 6.95%. Overall, these changes resulted in a decrease in rate paid of 54 basis points for the six month period ended June 30, 2007 compared to the same period in 2006.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest yields/rates are included below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$54,986	$1,102	8.04%	$9,434	$191	8.10%
Loans held for investment (1):
Taxable	3,235,036	64,337	7.98%	2,815,355	55,036	7.84%
Non-taxable (2)	3,575	70	7.85%	2,388	55	9.23%
Securities:
Taxable	513,566	5,755	4.49%	538,584	6,011	4.48%
Non-taxable (2)	90,899	1,147	5.06%	58,533	776	5.32%
Trading assets	216	4	6.72%	17,969	270	6.02%
Federal funds sold	24,975	274	4.41%	3,590	43	4.87%
Deposits in financial institutions	648	7	4.32%	2,678	32	4.88%

Total interest-earning assets	3,923,901	72,696	7.43%	3,448,531	62,414	7.26%

Noninterest-earning assets:
Cash and due from banks	113,771			104,650
Premises and equipment, net	26,094			39,831
Other assets	312,052			224,804
Allowance for loan losses	(33,361)			(31,670)

Total noninterest-earning assets	418,556			337,615

Total assets	$4,342,457			$3,786,146

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,318,839	$7,605	2.31%	$1,059,200	$3,883	1.47%
Certificates and other time	1,188,480	13,922	4.70%	871,336	8,542	3.93%
Other borrowed funds	96,024	1,257	5.25%	354,102	4,413	5.00%
Subordinated debt	46,232	1,162	10.08%	44,784	1,125	10.08%
Junior subordinated debt	82,734	1,658	8.04%	64,887	1,409	8.71%

Total interest-bearing liabilities	2,732,309	25,604	3.76%	2,394,309	19,372	3.25%

Noninterest-bearing sources:
Demand deposits	1,108,895			1,012,805
Other liabilities	50,515			34,155

Total noninterest-bearing liabilities	1,159,410			1,046,960

Shareholders’ equity	450,738			344,877

Total liabilities and shareholders’ equity	$4,342,457			$3,786,146

Tax equivalent net interest income & margin (2) (3)		47,092	4.81%		43,042	5.01%

Tax equivalent adjustment:
Loans		20			17
Securities		294			212

Total tax equivalent adjustment		314			229

Net interest income		$46,778			$42,813

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent basis assuming a 35% tax rate.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$54,238	$2,107	7.83%	$8,493	$350	8.30%
Loans held for investment (1):
Taxable	3,147,148	124,632	7.99%	2,771,636	105,614	7.68%
Non-taxable (2)	3,614	141	7.87%	2,454	111	9.12%
Securities:
Taxable	503,444	11,216	4.49%	547,892	12,160	4.48%
Non-taxable (2)	92,020	2,334	5.11%	59,634	1,592	5.38%
Trading assets	145	5	7.16%	18,368	570	6.26%
Federal funds sold	18,471	422	4.61%	3,814	85	4.52%
Deposits in financial institutions	1,036	24	4.61%	3,997	90	4.55%

Total interest-earning assets	3,820,116	140,881	7.44%	3,416,288	120,572	7.12%

Noninterest-earning assets:
Cash and due from banks	114,133			108,822
Premises and equipment, net	24,641			40,352
Other assets	298,125			225,212
Allowance for loan losses	(32,720)			(31,438)

Total noninterest-earning assets	404,179			342,948

Total assets	$4,224,295			$3,759,236

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,273,383	$13,644	2.16%	$1,054,103	$6,960	1.33%
Certificates and other time	1,136,877	26,272	4.66%	839,583	15,676	3.77%
Other borrowed funds	142,041	3,752	5.33%	365,661	8,575	4.73%
Subordinated debt	46,179	2,312	10.10%	45,399	2,180	9.69%
Junior subordinated debt	70,772	2,889	8.23%	73,632	3,201	8.77%

Total interest-bearing liabilities	2,669,252	48,869	3.69%	2,378,378	36,592	3.10%

Noninterest-bearing sources:
Demand deposits	1,070,185			1,005,064
Other liabilities	50,946			33,253

Total noninterest-bearing liabilities	1,121,131			1,038,317

Shareholders’ equity	433,912			342,541

Total liabilities and shareholders’ equity	$4,224,295			$3,759,236

Tax equivalent net interest income & margin (2) (3)		92,012	4.86%		$83,980	4.96%

Tax equivalent adjustment:
Loans		41			34
Securities		604			441

Total tax equivalent adjustment		645			475

Net interest income		$91,367			$83,505

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent basis assuming a 35% tax rate.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

Noninterest Income – Noninterest income consisted of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Customer service fees	$3,330	$3,061	$6,705	$5,638
Net loss on trading assets	(1)	(167)	—	(302)
Net gain on the sale of loans	73	205	577	510
Bank owned life insurance	821	713	1,617	1,444
Debit card income	588	489	1,114	954
FHLB stock dividends	177	240	417	474
Other	2,530	4,478	5,022	6,791

	$7,518	$9,019	$15,452	$15,509

Customer service fees for the three and six months ended June 30, 2007 increased $269 thousand and $1.1 million, respectively, compared to the same periods in 2006. This increase was due, in part, to the addition of new deposit products and changes in the application of service charges. Additionally, since the second quarter of 2006, we have completed two acquisitions which positively impacted customer service fees.

Net gain on the sale of loans decreased $132 thousand for the three month period ended June 30, 2007 compared to the same period in 2006. This decrease was due primarily to a decrease in the volume of loan sales. Net gain on the sale of loans increased $67 thousand for the six month period ended June 30, 2007 compared to the same period in 2006. This increase was primarily due to the sale of approximately $20 million of performing commercial real estate loans from the held for investment portfolio during the first quarter of 2007 as part of our ongoing management of the size, concentration, and risk profile of the commercial real estate portfolio.

Other noninterest income decreased $1.9 million and $1.8 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. These decreases are primarily due to a gain of $1.1 million on the sale of a multi-tenant office building during the second quarter of 2006.

Noninterest Expense – Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Salaries and employee benefits	$19,768	$18,822	$39,456	$37,497
Occupancy	4,606	4,061	8,968	7,904
Technology	2,095	1,615	4,144	3,089
Professional fees	1,078	1,473	2,023	2,898
Postage, delivery and supplies	943	903	1,754	1,693
Marketing	581	709	936	1,093
Core deposit and other intangibles amortization	517	194	937	389
Acquisition costs	166	—	920	—
Net gains and carrying costs of other real estate and foreclosed property	(40)	(237)	(74)	(219)
Other	4,628	5,653	9,112	9,807

Total	$34,342	$33,193	$68,176	$64,151

Salaries and employee benefits for the three and six month periods ended June 30, 2007 increased $946 thousand and $2.0 million, respectively, compared to the same periods in 2006. These increases were primarily due to the acquisition of BOTH during the third quarter of 2006 and Partners Bank during the first quarter of 2007. These acquisitions contributed approximately $1.9 million and $2.9 million, respectively, for the three and six month periods ended June 30, 2007. In addition, we paid $450 thousand related to an employee severance payment. Excluding acquisitions, we were able to reduce overall salaries and benefits through our customer focused process improvement program with particular progress in achieving planned attrition in certain back office departments, continued right-sizing of our front office banking staff, as well as the continued implementation of our disciplined expense management.

Occupancy expense for the three and six month periods ended June 30, 2007 increased $545 thousand or 13.4% and $1.1 million or 13.5%, respectively, compared to the same periods in 2006. During 2006, we completed three separate sale/leaseback transactions of 18 banking centers resulting in additional rental expense which was partially offset by a reduction in depreciation. Additionally, we added nine banking offices in conjunction with two acquisitions completed since the second quarter of 2006.

Technology expense increased $480 thousand or 29.7% and $1.1 million or 34.2%, respectively, for the three and six month periods ended June 30, 2007 compared to the same periods in 2006. These increases were due to depreciation associated with additional hardware and customer products including an upgrade in the Bank’s deposit system in 2006 and 2007.

Professional fees decreased $395 thousand or 26.8% and $875 thousand or 30.2% for the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006, due in part to a decrease in consulting fees. In the first quarter of 2007, we reevaluated our need for the use of consultants and other professionals and determined that in certain areas we have internal resources and skills necessary to handle these specialized tasks.

Other noninterest expense was $4.6 million and $9.1 million for the three and six months ended June 30, 2007, respectively, down $1.0 million or 18.1% and $695 thousand or 7.1% compared with the same periods in 2006. These decreases are primarily due to our prepayment of $29.6 million of junior subordinated debt, during the second quarter of 2006, that carried a 9.20% interest rate. As a result of calling these securities, we wrote-off the remaining associated unamortized debt issuance costs totaling $1.3 million.

Income Taxes – We provided $5.9 million and $12.3 million for federal and state income taxes during the three and six month periods ended June 30, 2007, respectively, and $5.5 million and $10.4 million for the same periods of 2006. The effective tax rate for the three and six month periods in 2007 was approximately 31% and 33% as compared to 33% for the same periods in 2006. The effective tax rate for the second quarter of 2007 was reduced as a result of an amendment to the Texas Margin Tax rules passed during the second quarter that resulted in an overall reduction of approximately $350 thousand in state taxes, which we had previously recorded in the first quarter. We expect our effective tax rate to run at the 33% level for the remainder of 2007.

FINANCIAL CONDITION

Loans Held for Investment – The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial and industrial	$891,792	27.4%	$824,494	26.8%
Real estate:
Commercial	1,368,758	42.1%	1,336,465	43.4%
Construction	671,391	20.7%	597,985	19.4%
Residential mortgage	215,256	6.6%	209,163	6.8%
Consumer/other	79,442	2.4%	79,642	2.6%
Foreign loans	24,525	0.8%	30,096	1.0%

Total loans held for investment	$3,251,164	100.0%	$3,077,845	100.0%

At June 30, 2007, loans held for investment were $3.3 billion, an increase of $173 million or 5.6% over loans held for investment at December 31, 2006. Loans acquired as a result of the acquisition of Partners Bank on March 30, 2007 totaled $142 million. Internal loan growth during the first half of 2007 was offset by the sale of approximately $20 million of performing commercial real estate loans from the held for investment portfolio during the first quarter of 2007 which was sold as part of our ongoing management of the size, concentration, and risk profile of the commercial real estate portfolio.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual sales ranging from $300 thousand to $35 million. Typically our customers have financing requirements between $50 thousand and $5 million. At June 30, 2007, commercial real estate loans and commercial and industrial loans were 42.1% and 27.4%, respectively, of loans held for investment.

At June 30, 2007, loans held for investment were 87.1% of deposits and 73.7% of total assets. As of June 30, 2007, we had no material concentrations of loans. Loans held for investment were 92.3% of deposits and 74.7% of total assets at December 31, 2006.

Loans Held for Sale – Loans held for sale were $71.4 million at June 30, 2007, as compared with $54.7 million at December 31, 2006. Loans held for sale include the guaranteed portion of Small Business Administration (SBA) loans originated by the Bank and loans originated as part of the Bank’s wholesale lending operations. Due to the timing of the purchases and sales of SBA and other loans to investors, the balance of loans in the held for sale category at any given time may vary.

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

Trading Assets – Trading assets increased to $398 thousand at June 30, 2007. During 2006, we significantly reduced our holdings of trading assets in response to current market conditions and our desire to reduce our holdings in these securities. We may reinvest in these assets based on market conditions.

Securities – Our securities portfolio at June 30, 2007 totaled $610 million, as compared to $574 million at December 31, 2006, an increase of $36.8 million or 6.4%. The increase in period-end securities was due, in part, to the addition of Partners Bank with a total securities portfolio of $11.0 million. We plan for minimal near-term growth in the investment portfolio based on the short-term rate cycle and the need to maintain adequate liquidity.

Net unrealized losses on the available-for-sale securities were $12.5 million at June 30, 2007 as compared to $10.2 million at December 31, 2006. Management believes that the unrealized losses on our securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, we do not consider those investments to be other-than-temporarily impaired at June 30, 2007.

Deposits – The following table summarizes our deposit portfolio by type (dollars in thousands):

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
Noninterest-bearing demand	$1,144,049	30.7%	$1,058,135	31.7%
Interest-bearing demand	1,332,469	35.7%	1,229,313	36.9%
Certificates and other time deposits
Jumbo	766,416	20.5%	610,330	18.3%
Regular	342,579	9.2%	307,419	9.2%
Brokered	145,343	3.9%	129,414	3.9%

Total deposits	$3,730,856	100.0%	$3,334,611	100.0%

Total deposits as of June 30, 2007 increased $396 million to $3.7 billion, up 11.9% compared to $3.3 billion at December 31, 2006. Deposits acquired in the acquisition of Partners Bank on March 30, 2007 totaled $166 million. The internal deposit growth we experienced during the first six months of 2007 was driven primarily by interest-bearing and certificates and other time deposits. The percentage of interest-bearing and noninterest-bearing demand deposits to total deposits as of June 30, 2007 was 35.7% and 30.7%, respectively, and our loan to deposit ratio remained at 89.1%.

Other Borrowed Funds – As of June 30, 2007, we had $57.8 million in other borrowings compared to $221 million at December 31, 2006, a decrease of $163 million or 73.8%. Our primary source of other borrowings is the Federal Home Loan Bank. At June 30, 2007, borrowings under FHLB advances totaled $30.0 million with a maturity of two days and $500 thousand with a maturity of four years. The interest rate on these borrowings was 5.43% and 4.22% at June 30, 2007, respectively. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. The decrease in borrowings was due to an increase in lower-cost interest and noninterest-bearing deposits.

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

Nonperforming assets and potential problem loans consisted of the following (dollars in thousands):

	June 30, 2007	December 31, 2006
Nonperforming loans:
Nonaccrual	$10,862	$10,611
Restructured	772	776
Real estate acquired by foreclosure	3,064	1,465
Other repossessed assets	113	404

Total nonperforming assets	$14,811	$13,256

Potential problem loans	$22,775	$32,201

Accruing loans past due 90 days or more	$1,533	$2,731

Period-end allowance for loan losses to nonperforming loans	287.52%	281.27%
Nonperforming loans to period-end loans	0.35%	0.36%
Nonperforming assets to period-end assets	0.34%	0.32%
Nonperforming assets to period-end loans and foreclosed assets	0.45%	0.42%

Nonperforming assets were $14.8 million at June 30, 2007, a $1.6 million increase from December 31, 2006. This increase is related to two real estate secured loans totaling approximately $2.0 million included in real estate acquired by foreclosure. Accruing loans past due 90 days or more at June 30, 2007 totaled $1.5 million and consisted primarily of government guaranteed loans.

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

The provision for credit losses for the three and six months ended June 30, 2007 was $1.0 million and $1.4 million, respectively, as compared to $1.8 million and $3.2 million for the same periods in 2006. The lower provision for credit losses during the three and six months ended June 30, 2007 is reflective of the favorable improvements in net charge-offs and of the general improvement in our asset quality that has been a function of both a healthy Texas economy and a strengthening in our credit culture.

Net charge-offs were $1.0 million or 0.13% (annualized) and $1.4 million or 0.09% (annualized) of average loans for the three and six months ended June 30, 2007, respectively. Net charge-offs decreased $119 thousand and $1.4 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. These improvements in asset quality are primarily attributable to several internal changes during the past year. Some of these changes include: implementing a consumer and micro-business loan credit scoring system, updating and revising our loan policy, standardizing our loan funding process, improving our loan approval process and enhancing our credit culture to take a more value-added risk management approach.

The allowance for loan losses at June 30, 2007 was $33.5 million and represented 1.01% of total loans. The allowance for loan losses at June 30, 2007 was 287.52% of nonperforming loans, up from 281.27% at December 31, 2006. The reserve for unfunded lending commitments remained unchanged at $927 thousand as of June 30, 2007 and December 31, 2006.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Allowance for loan losses at beginning of period	$33,487	$31,116	$32,027	$31,230
Charge-offs:
Commercial, financial, and industrial	1,316	1,393	1,851	2,421
Real estate, mortgage and construction	166	439	286	1,444
Consumer	279	253	604	366

Total charge-offs	1,761	2,085	2,741	4,231

Recoveries
Commercial, financial, and industrial	541	782	947	1,167
Real estate, mortgage and construction	34	2	36	5
Consumer	149	145	315	265

Total recoveries	724	929	1,298	1,437

Net charge-offs	1,037	1,156	1,443	2,794
Allowance for credit losses associated with acquired institution	—	—	1,496	—
Provision for loan losses	1,000	1,922	1,370	3,446

Allowance for loan losses at end of period	33,450	31,882	33,450	31,882

Reserve for unfunded loan commitments at beginning of period	927	975	927	1,173
Provision for losses on unfunded loan commitments	—	(85)	—	(283)

Reserve for unfunded loan commitments at end of period	927	890	927	890

Total allowance for credit losses	$34,377	$32,772	$34,377	$32,772

Period-end allowance for credit losses to period-end loans	1.03%	1.14%	1.03%	1.14%
Period-end allowance for loan losses to period-end loans	1.01%	1.11%	1.01%	1.11%
Period-end allowance for loan losses to nonperforming loans	287.52%	257.21%	287.52%	257.21%
Nonperforming assets to period-end loans and foreclosed assets	0.45%	0.48%	0.45%	0.48%
Nonperforming loans to period-end loans	0.35%	0.43%	0.35%	0.43%
Nonperforming assets to period-end assets	0.34%	0.37%	0.34%	0.37%
Net charge-offs to average loans (annualized)	0.13%	0.16%	0.09%	0.20%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of June 30, 2007 and December 31, 2006:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
June 30, 2007
+200	0.07%
+100	-0.29%
Base	0.00%
-100	-2.12%
-200	-3.79%

December 31, 2006
+200	0.56%
+100	-0.06%
Base	0.00%
-100	-2.78%
-200	-5.27%

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

CAPITAL AND LIQUIDITY

Capital – At June 30, 2007, shareholders’ equity totaled $445 million or 10.08% of total assets, as compared to $409 million or 9.94% of total assets at December 31, 2006. Our risk-based capital ratios together with the minimum capital amounts and ratios at June 30, 2007 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$429,999	10.9%	$315,213	8.0%
Tier 1 capital (to risk weighted assets)	350,216	8.9%	157,607	4.0%
Tier 1 capital (to average assets)	350,216	8.4%	166,595	4.0%

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

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At June 30, 2007, there was an aggregate of approximately $112.4 million available for payment of dividends by Sterling Bank. At June 30, 2007, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $33.7 million. It is not anticipated that such restrictions will have an impact on our ability to meet our ongoing cash obligations.

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

Evaluation of Disclosure Controls and Procedures – We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file, furnish or submit to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

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

On April 25, 2005, the Company’s Board of Directors authorized the repurchase up to 2,500,000 shares of common stock, not to exceed 500,000 shares in any calendar year. On January 29, 2007, the Company’s Board of Directors authorized an increase in the number of shares to be repurchased to adjust for the three-for-two stock split approved by the Board on October 30, 2006. The Company is now authorized to repurchase up to 3,750,000 shares of common stock, not to exceed 750,000 shares in any calendar year. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions. The Company funds share repurchases from available cash or other borrowings.

The table below lists the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Shares That May Yet Be Purchased Under the Plans
April 1, 2007 to April 30, 2007	76,500	$11.22	1,201,500	2,548,500
May 1, 2007 to May 31, 2007	149,000	$11.95	1,350,500	2,399,500
June 1, 2007 to June 30, 2007	316,200	$11.46	1,666,700	2,083,300

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 30, 2007, we held our 2007 Annual Meeting of Shareholders, at which meeting our Shareholders approved the following (all tabulations reflect share numbers on a post-split basis):

(a) Election of the following directors:

Class III Directors	FOR	WITHHELD
Edward R. Bardgett	59,294,967	1,868,269
Bruce J. Harper	58,663,881	2,499,355
Bernard A. Harris, Jr., MD	59,501,793	1,661,443
Glenn H. Johnson	59,037,581	2,125,655
R. Bruce LaBoon	32,074,130	29,089,106

The terms of directors George Beatty, Jr., Anat Bird, J. Downey Bridgwater, David L. Hatcher, G. Edward Powell, Raimundo Riojas, Roland X. Rodriguez, Dan C. Tutcher, and Max W. Wells continued beyond the 2007 Annual Meeting of Shareholders.

(b) Approve an amendment to our Restated and Amended Articles of Incorporation to increase the total number of shares of common stock, par value $1.00 per share, that we have the authority to issue from 100,000,000 shares to 150,000,000 shares:

FOR	AGAINST	ABSTAIN
60,458,163	611,606	93,467

(c) Approve an amendment to the Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan (the “2003 Plan”) to increase the aggregate maximum number of shares of common stock that may be issued under the 2003 Plan from 3,225,000 shares to 5,225,000 shares

FOR	AGAINST	ABSTAIN
47,907,702	3,192,981	196,048

(d) Ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2007.

FOR	AGAINST	ABSTAIN
58,426,975	2,699,132	36,129

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

2.1	Share Exchange Agreement dated May 3, 2007, among Sterling Bancshares, Inc., MBM Advisors and the shareholders of MBM Advisors (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 4, 2007).

4.1	Amended and Restated Declaration of Trust by and among Sterling Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein, dated as of March 26, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 30, 2007).

4.2	Indenture by and between Sterling Bancshares, Inc., as issuer, and Wilmington Trust Company, as trustee, dated as of March 26, 2007 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 30, 2007).

4.3	Guarantee Agreement by and between Sterling Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee, dated as of March 26, 2007 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 30, 2007).

4.4	Form of Capital Securities Certificate of Sterling Bancshares Capital Trust IV, dated March 26, 2007 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 30, 2007).

10.1	Placement Agreement by and among Sterling Bancshares, Inc., Sterling Bancshares Capital Trust IV, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated March 14, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 30, 2007).

10.2	Amendment to the Severance and Non-Competition Agreement between Sterling Bancshares, Inc. and Stephen C. Raffaele, dated June 29, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 2, 2007).

10.3	Amendment to the existing common stock repurchase program, dated July 30, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 1, 2007).

11	Statement Regarding Computation of Earnings Per Share (included as Note (11) to Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: August 8, 2007	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007	By:	/s/ Zach L. Wasson
Zach L. Wasson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
2.1

Share Exchange Agreement dated May 3, 2007, among Sterling Bancshares, Inc., MBM Advisors and the shareholders of

MBM Advisors (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 4,

2007).

4.1	Amended and Restated Declaration of Trust by and among Sterling Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein, dated as of March 26, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 30, 2007).

4.2	Indenture by and between Sterling Bancshares, Inc., as issuer, and Wilmington Trust Company, as trustee, dated as of March 26, 2007 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 30, 2007).

4.3	Guarantee Agreement by and between Sterling Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee, dated as of March 26, 2007 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 30, 2007).

4.4	Form of Capital Securities Certificate of Sterling Bancshares Capital Trust IV, dated March 26, 2007 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 30, 2007).

10.1	Placement Agreement by and among Sterling Bancshares, Inc., Sterling Bancshares Capital Trust IV, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated March 14, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 30, 2007).

10.2	Amendment to the Severance and Non-Competition Agreement between Sterling Bancshares, Inc. and Stephen C. Raffaele, dated June 29, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 2, 2007).

10.3	Amendment to the existing common stock repurchase program, dated July 30, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 1, 2007).

11	Statement Regarding Computation of Earnings Per Share (included as Note (11) to Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.