Form 10-Q
period 2007-09-30
STERLING BANCSHARES INC
filed 2007-11-06
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007
[Common Stock, $1.00 par value per share]	73,006,972 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$110,876	$134,775
Interest-bearing deposits in financial institutions	—	198
Available-for-sale securities, at fair value	464,789	409,351
Held-to-maturity securities, at amortized cost	176,847	164,263

Loans held for sale	54,699	54,722
Loans held for investment	3,319,652	3,077,845

Total loans	3,374,351	3,132,567
Allowance for loan losses	(34,225)	(32,027)

Loans, net	3,340,126	3,100,540

Premises and equipment, net	26,624	23,475
Real estate acquired by foreclosure	2,713	1,465
Goodwill	166,130	130,858
Core deposit and other intangibles, net	16,562	10,299
Accrued interest receivable	20,520	18,692
Other assets	114,990	123,643

TOTAL ASSETS	$4,440,177	$4,117,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,082,037	$1,058,135
Interest-bearing demand	1,340,746	1,229,313
Certificates and other time	1,238,980	1,047,163

Total deposits	3,661,763	3,334,611
Other borrowed funds	136,555	220,675
Subordinated debt	46,986	46,135
Junior subordinated debt	82,734	56,959
Accrued interest payable and other liabilities	49,104	49,894

Total liabilities	3,977,142	3,708,274

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $1 par value, 150,000,000 shares authorized, 74,793,641 and 71,938,175 issued and 73,026,141 and 71,000,675 outstanding at September 30, 2007 and December 31, 2006, respectively	74,794	71,938
Capital surplus	108,964	80,927
Retained earnings	300,375	272,179
Treasury stock, at cost, 1,767,500 and 937,500 shares held at September 30, 2007 and December 31, 2006, respectively	(20,493)	(10,902)
Accumulated other comprehensive loss, net of tax	(605)	(4,857)

Total shareholders’ equity	463,035	409,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,440,177	$4,117,559

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$67,033	$58,158	$193,872	$164,199
Securities:
Taxable	6,111	5,902	17,327	18,062
Non-taxable	867	549	2,597	1,700
Trading assets	81	73	86	643
Federal funds sold	58	55	480	140
Deposits in financial institutions	9	34	33	124

Total interest income	74,159	64,771	214,395	184,868

Interest expense:
Demand and savings deposits	8,038	4,971	21,682	11,931
Certificates and other time deposits	14,809	9,898	41,081	25,574
Other borrowed funds	1,369	4,690	5,121	13,265
Subordinated debt	1,175	1,155	3,487	3,335
Junior subordinated debt	1,673	1,152	4,562	4,353

Total interest expense	27,064	21,866	75,933	58,458

Net interest income	47,095	42,905	138,462	126,410
Provision for credit losses	850	895	2,220	4,058

Net interest income after provision for credit losses	46,245	42,010	136,242	122,352

Noninterest income:
Customer service fees	3,629	3,398	10,532	9,210
Net gain (loss) on trading assets	2	—	2	(302)
Net gain on the sale of loans	1,208	292	1,785	802
Other	5,794	3,814	13,766	13,303

Total noninterest income	10,633	7,504	26,085	23,013

Noninterest expense:
Salaries and employee benefits	20,634	18,843	60,090	56,340
Occupancy	4,706	4,018	13,674	11,922
Technology	2,260	1,695	6,404	4,784
Professional fees	1,068	1,408	3,091	4,306
Postage, delivery and supplies	903	801	2,657	2,494
Marketing	432	675	1,368	1,768
Core deposit and other intangibles amortization	610	195	1,547	584
Acquisition costs	—	638	920	638
Other	4,431	4,294	13,469	13,882

Total noninterest expense	35,044	32,567	103,220	96,718

Income before income taxes	21,834	16,947	59,107	48,647
Provision for income taxes	7,255	5,218	19,507	15,617

Net Income	$14,579	$11,729	$39,600	$33,030

Earnings per share:
Basic	$0.20	$0.17	$0.55	$0.49

Diluted	$0.20	$0.17	$0.54	$0.48

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2006	—	$—	68,187	$68,187	$36,028	$239,171	188	$(1,984)	$(6,930)	$334,472

Comprehensive income:
Net income						33,030				33,030
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($755)									(1,403)	(1,403)
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of $1,244									2,310	2,310

Total comprehensive income										33,937

Issuance of common stock			629	629	5,846					6,475
Issuance of common stock in connection with the purchase of BOTH Inc.			3,023	3,023	37,948					40,971
Repurchase of common stock							563	(6,556)		(6,556)
Cash dividends paid						(9,523)				(9,523)

BALANCE AT SEPTEMBER 30, 2006	—	$—	71,839	$71,839	$79,822	$262,678	751	$(8,540)	$(6,023)	$399,776

BALANCE AT JANUARY 1, 2007	—	$—	71,938	$71,938	$80,927	$272,179	938	$(10,902)	$(4,857)	$409,285

Comprehensive income:
Net income						39,600				39,600
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $1,219									2,264	2,264
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of $1,069									1,988	1,988

Total comprehensive income										43,852

Issuance of common stock			511	511	3,861					4,372
Issuance of common stock in connection with the purchase of Partners Bank of Texas			2,345	2,345	24,176					26,521
Repurchase of common stock							830	(9,591)		(9,591)
Cash dividends paid						(11,404)				(11,404)

BALANCE AT SEPTEMBER 30, 2007	—	$—	74,794	$74,794	$108,964	$300,375	1,768	$(20,493)	$(605)	$463,035

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,600	$33,030
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,705	1,842
Net (gain) loss on trading assets	(2)	302
Net gain on the sale of loans	(1,785)	(802)
Provision for credit losses	2,220	4,058
Writedowns, less gains on sale, of real estate acquired by foreclosure	(169)	(301)
Depreciation and amortization	6,603	6,219
Proceeds from principal paydowns of trading securities	1	203
Proceeds from the sale of trading securities	13,137	31,113
Purchases of trading securities	(13,136)	(3,336)
Stock-based compensation expense (net of tax benefit recognized)	637	1,189
Excess tax benefits from share-based payment arrangements	(387)	(562)
Net (increase) decrease in loans held for sale	(11,739)	1,577
Net gain on sale of bank assets	(555)	(1,177)
Net decrease (increase) in accrued interest receivable and other assets	10,796	(2,026)
Net (decrease) increase in accrued interest payable and other liabilities	(4,456)	5,604

Net cash provided by operating activities	42,470	76,933
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	12,925	12,964
Proceeds from the maturities or calls and paydowns of available-for-sale securities	65,225	81,585
Purchases of available-for-sale securities	(107,856)	(45,041)
Purchases of held-to-maturity securities	(25,582)	(18,006)
Net increase in loans held for investment	(140,195)	(313,788)
Proceeds from sale of real estate acquired by foreclosure	1,178	2,563
Proceeds from sale of land held for sale	—	1,570
Purchase of Partners Bank of Texas (including transaction costs)	(25,319)	—
Cash and cash equivalents acquired with Partners Bank of Texas	33,324	—
Purchase of MBM Advisors (including transaction costs)	(6,000)	—
Cash and cash equivalents acquired with MBM Advisors	104	—
Purchase of Bank of the Hills, Inc. (including transaction costs)	—	(536)
Cash and cash equivalents acquired with Bank of the Hills, Inc.	—	27,860
Net change in interest-bearing deposits in financial institutions	198	—
Proceeds from sale of loans	49,909	52,011
Proceeds from sale of premises and equipment	111	4,100
Purchase of premises and equipment	(5,273)	(3,551)

Net cash used in investing activities	(147,251)	(198,269)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	161,386	182,143
Net decrease in other borrowed funds	(88,834)	(20,600)
Redemption of junior subordinated debt	—	(29,639)
Issuance of trust preferred securities	25,775	—
Proceeds from issuance of common stock	3,163	4,237
Repurchase of common stock	(9,591)	(6,556)
Excess tax benefits from share-based payment arrangements	387	562
Dividends paid	(11,404)	(9,523)

Net cash provided by financing activities	80,882	120,624

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,899)	(712)
CASH AND CASH EQUIVALENTS:
Beginning of period	134,775	147,154

End of period	$110,876	$146,442

Supplemental information:
Income taxes paid	$12,750	$18,598
Interest paid	76,111	53,325
Noncash investing and financing activities—
Acquisition of real estate through foreclosure of collateral	2,257	3,566
Transfer of loans from held for investment to loans held for sale	14,368	117,221
Acquisition of Bank of the Hills, Inc.
Common Stock issued	—	40,971
Payable to BOTH, Inc. shareholders	—	31,530
Acquisition of Partners Bank of Texas
Common Stock issued	26,521	—
Acquisition of MBM Advisors, Inc.
Payable to MBM Advisors, Inc. shareholders	2,774	—

See Notes to Consolidated Financial Statements

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ACCOUNTING POLICIES

Basis of Presentation

The consolidated Financial Statements are unaudited and include the accounts of Sterling Bancshares, Inc. and its subsidiaries (the “Company”) except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. The Company’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

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

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements.

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

On September 25, 2007, the Company and First Horizon National Corp. (“First Horizon”) announced the signing of a Definitive Branch Purchase and Assumption Agreement pursuant to which the Company will acquire ten branches located in the Dallas and Fort Worth areas. In addition to these ten bank branches, the Company also agreed to acquire land from First Horizon for possible future Sterling banking centers in Lewisville, Arlington and Fort Worth. The Agreement contemplates the assumption of selected deposit accounts of approximately $100 million and the purchase of selected loan accounts of approximately $81 million. This transaction allows the Company to achieve a critical presence in Dallas and an entry into the growing Fort Worth market. The proposed transaction, which is subject to customary closing conditions, including receipt of regulatory approval, is expected to be completed in the first quarter of 2008.

On June 28, 2007, the Company acquired MBM Advisors, Inc. (“MBM Advisors”). MBM Advisors was an independent investment advisory and pension administration/consulting firm with approximately $700 million in assets under management providing full-services in the design, administration, investment management, and communication of retirement plans with offices in both Houston and Dallas, Texas. The completion of the acquisition of MBM Advisors provides for increased opportunities to serve the owners of small and medium-sized businesses and their employees while enhancing our noninterest income. The Company entered into a share exchange agreement with MBM Advisors and the shareholders of MBM Advisors in which the Company paid the shareholders an aggregate amount in cash equal to $6.0 million on the date of merger. An additional aggregate amount of up to $10.0 million is payable over an earn-out period of the next four calendar years. Included in the earn-out period are unconditional guaranteed cash payments of $3.0 million. This guaranteed consideration was recorded as part of the purchase price at the estimated net present value. The additional earn-out consideration is contingent upon maintaining or achieving specified earnings levels in future periods. When the contingency is resolved and additional consideration is distributable, the Company will record the fair value of the consideration issued as an additional cost of the acquisition. The maximum potential amount of future undiscounted payments the Company could be required to make under contingent payment provisions is approximately $7.0 million in the form of cash. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, all of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results beginning in the third quarter of 2007.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary and is subject to final determination (in thousands).

Cash and cash equivalents	$104
Receivables	1,518
Fixed assets	33
Customer relationship intangibles	3,723
Goodwill	5,257
Other assets	74

Total assets acquired	10,709

Accounts payable and other liabilities	(1,555)

Total liabilities assumed	(1,555)

Net assets acquired	$9,154

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

Cash and cash equivalents	$33,324
Available-for-sale securities	10,956
Total loans	141,750
Allowance for loan losses	(1,496)
Premises and equipment	3,387
Accrued interest receivable	935
Core deposit intangibles	4,087
Goodwill	30,009
Other assets	599

Total assets acquired	223,551

Deposits	(165,766)
Other borrowed funds	(4,714)
Accrued interest payable and other liabilities	(806)

Total liabilities assumed	(171,286)

Net assets acquired	$52,265

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

3.	SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$16,025	$31	$(17)	$16,039
Obligations of states of the U.S. and political subdivisions	1,694	13	(2)	1,705
Mortgage-backed securities and collateralized mortgage obligations	439,854	773	(6,555)	434,072
Other securities	13,968	—	(995)	12,973

Total	$471,541	$817	$(7,569)	$464,789

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$91,527	$435	$(376)	$91,586
Mortgage-backed securities and collateralized mortgage obligations	85,320	57	(1,340)	84,037

Total	$176,847	$492	$(1,716)	$175,623

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$6,501	$—	$(76)	$6,425
Obligations of states of the U.S. and political subdivisions	2,306	17	(2)	2,321
Mortgage-backed securities and collateralized mortgage obligations	395,614	56	(9,855)	385,815
Other securities	15,165	—	(375)	14,790

Total	$419,586	$73	$(10,308)	$409,351

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$91,946	$495	$(380)	$92,061
Mortgage-backed securities and collateralized mortgage obligations	72,317	91	(934)	71,474

Total	$164,263	$586	$(1,314)	$163,535

The contractual maturities of securities at September 30, 2007 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Dollar amounts are shown in thousands.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$12,644	$12,645	$7,402	$7,434
Due after one year through five years	4,755	4,779	45,166	45,099
Due after five years through ten years	320	320	37,007	37,074
Due after ten years	—	—	1,952	1,979
Mortgage-backed securities and collateralized mortgage obligations	439,854	434,072	85,320	84,037
Other securities	13,968	12,973	—	—

Total	$471,541	$464,789	$176,847	$175,623

There were no securities sold during the three or nine months ended September 30, 2007 and 2006.

Securities with unrealized losses segregated by length of impairment as of September 30, 2007 were as follows (in thousands):

	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$500	$—	$500	$4,996	$(17)	$4,979
Obligations of states of the U.S. and political subdivisions	—	—	—	473	(2)	471
Mortgage-backed securities and collateralized mortgage obligations	64,208	(476)	63,732	270,133	(6,079)	264,054
Other securities	5,051	(568)	4,483	8,917	(427)	8,490

Total	$69,759	$(1,044)	$68,715	$284,519	$(6,525)	$277,994

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$12,539	$(42)	$12,497	$19,775	$(334)	$19,441
Mortgage-backed securities and collateralized mortgage obligations	39,314	(419)	38,895	39,071	(921)	38,150

Total	$51,853	$(461)	$51,392	$58,846	$(1,255)	$57,591

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors, including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and the intent and ability of the Company to hold the security until recovery of the fair value.

Securities in an unrealized loss position for more than 12 months have an average loss of less than 3% of the amortized cost basis at September 30, 2007. Management believes that these unrealized losses on the Company’s securities portfolio in a loss position for more than 12 months were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Securities in a loss position of less than 12 months include an other securities category which is in a loss position of approximately 11% of amortized cost basis. These investments have declined in value over the last nine months due to increases in interest rates and prepayments. There are no remaining securities in the Company’s securities portfolio in a loss position greater than 10% of the Company’s amortized cost basis at September 30, 2007.

The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at September 30, 2007.

Securities with carrying values totaling $378 million and fair values totaling $374 million were pledged to secure public deposits at September 30, 2007.

4.	LOANS

The loan portfolio is classified by major type as follows (in thousands):

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Loans held for sale	$54,699	1.6%	$54,722	1.7%
Loans held for investment
Domestic
Commercial and industrial	916,902	27.2%	824,494	26.3%
Real estate:
Commercial	1,380,057	40.9%	1,336,465	42.7%
Construction	697,099	20.7%	597,985	19.1%
Residential mortgage	219,859	6.5%	209,163	6.7%
Consumer/other	79,370	2.4%	79,642	2.5%
Foreign
Commercial and industrial	23,920	0.6%	27,479	0.9%
Other loans	2,445	0.1%	2,617	0.1%

Total loans held for investment	3,319,652	98.4%	3,077,845	98.3%

Total loans	$3,374,351	100.0%	$3,132,567	100.0%

Loan maturities and rate sensitivity of the loans held for investment excluding residential mortgage and consumer loans, at September 30, 2007 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$707,145	$178,138	$31,619	$916,902
Real estate—commercial	544,363	684,216	151,478	1,380,057
Real estate—construction	495,266	142,431	59,402	697,099
Foreign loans	24,880	1,485	—	26,365

Total	$1,771,654	$1,006,270	$242,499	$3,020,423

Loans with a fixed interest rate	$344,921	$789,849	$202,214	$1,336,984
Loans with a floating interest rate	1,426,733	216,421	40,285	1,683,439

Total	$1,771,654	$1,006,270	$242,499	$3,020,423

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and San Antonio metropolitan areas. As of September 30, 2007, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported in the balance sheet as loans held for investment stated at the principal amount outstanding adjusted for charge-offs, the allowance for loan losses, deferred fees or costs and unamortized premiums or discounts. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value. As part of the Company’s ongoing loan portfolio management, $14.4 million of performing commercial real estate loans acquired for investment purposes were transferred to the held for sale classification during 2007. During the first quarter of 2007, the Company sold $21.0 million of performing commercial real estate loans that were originally acquired as held for investment resulting in a net gain of $350 thousand. These loans were sold as part of the Company’s ongoing management of the size, concentrations and risk profile of the loan portfolio.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between Sterling Bank (the “Bank”) and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	September 30, 2007	December 31, 2006
Beginning balance	$2,293	$9,021
New loans	502	—
Loans to insiders/directors who resigned	—	(2,606)
Repayments	(848)	(4,122)

Ending balance	$1,947	$2,293

The recorded investment in impaired loans was $11.7 million and $11.4 million at September 30, 2007 and December 31, 2006, respectively. All impaired loans are categorized as nonaccrual at September 30, 2007 and December 31, 2006. Such impaired loans required an allowance for loan losses of $1.5 million and $1.8 million, respectively. The average recorded investment in impaired loans for the three and nine months ended September 30, 2007 was $11.7 million and $12.5 million, respectively, and for the three and nine months ended September 30, 2006 was $13.9 million and $17.5 million, respectively. No interest on impaired loans was received during the three and nine months ended September 30, 2007 and 2006.

Interest foregone on nonaccrual loans for the nine months ended September 30, 2007 and 2006 was approximately $1.0 million and $1.3 million, respectively. The Company had one restructured loan totaling $772 thousand and $776 thousand as of September 30, 2007 and December 31, 2006, respectively.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $1.5 million and $2.7 million at September 30, 2007 and December 31, 2006, respectively. These loans consisted primarily of government guaranteed loans.

5.	ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$33,450	$31,882	$32,027	$31,230
Loans charged-off	1,070	1,669	3,811	5,900
Loan recoveries	(995)	(923)	(2,293)	(2,360)

Net loans charged-off	75	746	1,518	3,540
Allowance for loan losses associated with acquired institutions	—	2,152	1,496	2,152
Provision for loan losses	850	858	2,220	4,304

Allowance for loan losses at end of period	34,225	34,146	34,225	34,146

Reserve for unfunded loan commitments at beginning of period	927	890	927	1,173
Provision for losses on unfunded loan commitments	—	37	—	(246)

Reserve for unfunded loan commitments at end of period	927	927	927	927

Total allowance for credit losses	$35,152	$35,073	$35,152	$35,073

6.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2006, and the period ended September 30, 2007, are as follows (in thousands):

	Houston	San Antonio	Dallas	Total
Balance, January 1, 2006	$29,613	$27,205	$28,208	$85,026
BOTH, Inc. acquisition	—	45,832	—	45,832

Balance, December 31, 2006	29,613	73,037	28,208	130,858
BOTH, Inc. goodwill adjustments	—	6	—	6
Partners Bank acquisition	30,009	—	—	30,009
MBM Advisors, Inc. acquisition	5,257			5,257

Balance, September 30, 2007	$64,879	$73,043	$28,208	$166,130

The changes in the carrying amounts of core deposit and other intangibles for the year ended December 31, 2006, and the period ended September 30, 2007, are as follows (in thousands):

	Core Deposit Intangibles	Customer Relationship Intangibles	Total
Balance, January 1, 2006	$3,551	$—	$3,551
Amortization expense	(1,012)	—	(1,012)
BOTH, Inc. acquisition	7,760	—	7,760

Balance, December 31, 2006	10,299	—	10,299
Amortization expense	(1,454)	(93)	(1,547)
Partners Bank acquisition	4,087	—	4,087
MBM Advisors, Inc. acquisition	—	3,723	3,723

Balance, September 30, 2007	$12,932	$3,630	$16,562

7.	JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of September 30, 2007, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of Sterling Bancshares for Statutory Trust One, Capital Trust III and Capital Trust IV, and BOTH, Inc. for BOTH Capital Trust I, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payments of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by Sterling Bancshares. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Sterling Bancshares making payment on the related junior subordinated debentures. Sterling Bancshares’ obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by Sterling Bancshares of each respective trust’s obligations under the trust securities issued by each respective trust.

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

The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. The floating rate on these securities was 8.68% at September 30, 2007 and 8.81% at December 31, 2006.

The BOTH Capital Trust I preferred securities bear interest at a floating rate equal to the three-month LIBOR, plus 3.10%; however, the calculated interest rate will not exceed 5.96% in the period to July 7, 2008. As of September 30, 2007, the rate on these securities was 5.96%.

On March 26, 2007, the Company completed the issuance and sale in a private placement of $25.0 million in aggregate principal amount of trust preferred securities issued by the Company’s newly formed subsidiary, Sterling Bancshares Capital Trust IV, a Delaware statutory trust (“Trust IV”). The trust preferred securities may be called at par by the Company at any time after June 15, 2012 and require quarterly distributions of interest by Trust IV to the holder of the trust preferred securities. Distributions will be payable quarterly at a floating interest rate equal to the 3-month LIBOR plus 1.60% per annum. Trust IV simultaneously issued 774 shares of its common securities to the Company for the purchase price of $774 thousand, which constitutes all of the issued and outstanding common securities of Trust IV. As of September 30, 2007, the floating rate was 7.29% on these securities.

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

In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair value hedge of the Company’s $50.0 million subordinated debentures and qualifies for the “short-cut” method of accounting. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. The swap’s fair value is included in other liabilities and was $3.0 million and $3.8 million with a floating rate of 8.98% and 9.00% on September 30, 2007 and December 31, 2006, respectively. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

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

For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The accumulated net after-tax gain on the floor and collar contracts included in accumulated other comprehensive income totaled $3.8 million at September 30, 2007. The total fair value of the interest-rate collar and floor was $6.7 million at September 30, 2007 and is included in other assets.

9.	INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no effect on the Company’s consolidated balance sheet or income statement as a result of implementing FIN 48. As of September 30, 2007 and January 1, 2007, the Company had unrecognized tax benefits of $812 thousand which would favorably impact the annual effective tax rate upon recognition. These unrecognized tax benefits result from open state tax examination periods which could expire and result in these tax benefits being recognized in the next 12 months.

The Company’s policy is that it recognizes interest and penalties as a component of income tax expense. As of September 30, 2007, the Company had accrued interest and penalties of $95 thousand. No interest expense was recognized in the income statement during the third quarter of 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. During 2005, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2003 tax year. This examination was completed during the third quarter of 2006, resulting in an additional federal income tax obligation of $1.2 million. This obligation was previously accrued as part of the Company’s overall tax contingency reserve. During the third quarter of 2006, the Company revised its estimate to remove contingent liabilities totaling $473 thousand related to the expiration of previous tax contingencies.

10.	STOCK-BASED COMPENSATION

The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock units, restricted stock unit awards, phantom stock awards, stock appreciation rights or stock options. On August 31, 2007, the Board of Directors of the Company approved and adopted the Long-Term Incentive Stock Performance Program (the “Program”) pursuant to which the Human Resource Programs Committee of the Board of Directors (the “Committee”) may award equity-based awards to employees who have been designated as an officer of the Company by the Board of Directors of the Company and who are actively employed by the Company. All awards will be made under the 2003 Stock Plan.

Total stock-based compensation expense of $822 thousand was charged against income for the nine month period ended September 30, 2007 and $1.7 million for the nine month period ended September 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $185 thousand for the nine months ended September 30, 2007 and $487 thousand for the nine months ended September 30, 2006.

On January 1, 2006, the Company entered into an employment agreement with its chief executive officer (“CEO”) in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”) to be earned subject to performance measures. These performance measures include annual growth in earnings per share, average return on equity and an overall board evaluation over a four year period. Based on these criteria, the CEO will earn a specific number of the eligible share units. As of September 30, 2007, there was $410 thousand of total unrecognized compensation expense related to the PRSUs. If the performance measures are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed.

Stock purchase plan – The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 2.3 million shares of Company common stock may be issued under this plan subject to adjustment upon changes in capitalization. During the three and nine months ended September 30, 2007, 12,428 and 34,338 shares, respectively, were subscribed for through payroll deductions under the Purchase Plan compared to 8,939 and 26,870 shares for the same periods in 2006.

11.	EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$14,579	$11,729	$39,600	$33,030
Basic:
Weighted average shares outstanding	73,029	68,142	72,476	68,095
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	424	776	494	696

Total	73,453	68,918	72,970	68,791

Earnings per share:
Basic	$0.20	$0.17	$0.55	$0.49

Diluted	$0.20	$0.17	$0.54	$0.48

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 373,849 and 339,362 options outstanding for the three and nine months ended September 30, 2007, respectively, and 135,480 and 125,537 options outstanding for the three and nine month periods ended September 30, 2006, respectively, that were antidilutive.

12.	COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.4 million and $6.8 million for the three and nine months ended September 30, 2007, respectively, and $1.4 million and $3.7 million for the three and nine months ended September 30, 2006, respectively. Refer to the 2006 Form 10-K for information regarding these commitments.

Litigation – The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements – The Company has entered into severance and non-competition agreements with certain executive officers. Under these agreements, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20,000 in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards. The Company also has an employment agreement with its CEO, which contains severance and non-competition provisions. Under this employment agreement, upon a termination of employment under certain circumstances, the CEO is assured of compensation through the term of the employment agreement or for a period of three years, whichever is greater, and would be entitled to certain other severance benefits. All such severance obligations are more thoroughly described in the 2006 proxy statement filed on March 16, 2007.

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	September 30, 2007	December 31, 2006
Commitments to extend credit	$944,325	$822,209
Standby letters of credit	116,087	83,639

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of September 30, 2007 and December 31, 2006, that Sterling Bancshares and Bank met all capital adequacy requirements to which they are subject. The most recent notification from the regulatory banking agencies categorized the Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of September 30, 2007:
Total capital (to risk weighted assets)	$443,057	10.9%	$324,939	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	360,921	8.9%	162,469	4.0%	N/A	N/A
Tier 1 capital (to average assets)	360,921	8.5%	169,136	4.0%	N/A	N/A

As of December 31, 2006:
Total capital (to risk weighted assets)	$407,079	10.7%	$303,871	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	327,991	8.6%	151,936	4.0%	N/A	N/A
Tier 1 capital (to average assets)	327,991	8.1%	161,111	4.0%	N/A	N/A

STERLING BANK:
As of September 30, 2007:
Total capital (to risk weighted assets)	$438,777	10.8%	$324,589	8.0%	$405,736	10.0%
Tier 1 capital (to risk weighted assets)	356,641	8.8%	162,295	4.0%	243,442	6.0%
Tier 1 capital (to average assets)	356,641	8.4%	168,958	4.0%	211,197	5.0%

As of December 31, 2006:
Total capital (to risk weighted assets)	$401,511	10.6%	$303,449	8.0%	$379,312	10.0%
Tier 1 capital (to risk weighted assets)	322,423	8.5%	151,725	4.0%	227,587	6.0%
Tier 1 capital (to average assets)	322,423	8.0%	160,879	4.0%	201,099	5.0%

On January 1, 2004, the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At September 30, 2007, the entire amount of the $80.3 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at September 30, 2007.

Dividend restrictions – Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $114.2 million available for payment of dividends at September 30, 2007 by the Bank. At September 30, 2007, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $33.0 million by the Bank.

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

OVERVIEW

For more than 33 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to mid-sized businesses. We provide a broad array of financial services to consumers and Texas businesses through 49 banking centers in the greater metropolitan areas of Houston, San Antonio and Dallas, Texas. These cities are the 4th, 7th and 9th largest, respectively, in the United States based on population according to the U.S. Census Bureau. At September 30, 2007, we had consolidated total assets of $4.4 billion, total loans of $3.4 billion, total deposits of $3.7 billion and shareholder’s equity of $463 million.

We reported net income of $14.6 million for the quarter ended September 30, 2007, a 24.3% increase compared to the $11.7 million reported for the third quarter of 2006. Third quarter 2007 earnings were $0.20 per diluted share, up from $0.17 per diluted share for the same quarter of 2006. Net income for the nine months ended September 30, 2007 was $39.6 million, or $0.54 per diluted share, compared with $33.0 million, or $0.48 per diluted share earned for the same period in 2006.

Our third quarter results are reflective of our efforts to diversify revenue through internal growth and acquisitions while improving asset quality and implementing a disciplined approach to expense management. Additionally, during the third quarter of 2007, we completed the integration of MBM Advisors which will provide for increased opportunities to serve the owners of small and medium-sized businesses while enhancing our noninterest income. During the third quarter, we also announced the acquisition of 10 banking centers in the Dallas and Fort Worth areas which will further enhance our ability to serve our customers through an expanded presence in these markets.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of September 30, 2007.

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

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements.

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

SELECTED FINANCIAL DATA

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2007	2006	2007	2006	2006
	(Dollars and shares in thousands, except per share amounts)
INCOME STATEMENT DATA:
Net interest income	$47,095	$42,905	$138,462	$126,410	$171,806
Provision for credit losses	850	895	2,220	4,058	4,058
Noninterest income	10,633	7,504	26,085	23,013	31,217
Noninterest expense	35,044	32,567	103,220	96,718	131,186
Income before income taxes	21,834	16,947	59,107	48,647	67,779
Net income	14,579	11,729	39,600	33,030	45,840
BALANCE SHEET DATA (at period-end):
Total assets	$4,440,177	$4,264,124	$4,440,177	$4,264,124	$4,117,559
Total loans	3,374,351	3,103,133	3,374,351	3,103,133	3,132,567
Allowance for loan losses	34,225	34,146	34,225	34,146	32,027
Total securities	641,636	695,049	641,636	695,049	573,614
Total deposits	3,661,763	3,318,510	3,661,763	3,318,510	3,334,611
Other borrowed funds	136,555	372,250	136,555	372,250	220,675
Subordinated debt	46,986	46,018	46,986	46,018	46,135
Junior subordinated debt	82,734	56,959	82,734	56,959	56,959
Shareholders’ equity	463,035	399,776	463,035	399,776	409,285
COMMON SHARE DATA:
Earnings per share (1)
Basic shares	$0.20	$0.17	$0.55	$0.49	$0.67
Diluted shares	$0.20	$0.17	$0.54	$0.48	$0.66
Shares used in computing earnings per common share
Basic shares	73,029	68,142	72,476	68,095	68,834
Diluted shares	73,453	68,918	72,970	68,791	69,533
End of period common shares outstanding	73,026	71,089	73,026	71,089	71,001
Book value per common share at period-end
Total	$6.34	$5.62	$6.34	$5.62	$5.76
Tangible	$3.84	$3.66	$3.84	$3.66	$3.78
Cash dividends paid per common share	$0.0525	$0.047	$0.158	$0.141	$0.186
Common stock dividend payout ratio	26.29%	27.08%	28.80%	28.83%	27.99%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	12.67%	13.11%	11.99%	12.74%	12.66%
Return on average assets (2)	1.32%	1.21%	1.24%	1.17%	1.18%
Net interest margin (3)	4.74%	4.89%	4.82%	4.93%	4.90%
Efficiency ratio (4)	60.38%	63.08%	61.54%	63.59%	63.79%
Full-time equivalent employees	1,039	1,068	1,039	1,068	1,074
Number of banking centers	49	45	49	45	45
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	90.98%	97.04%	91.70%	96.35%	95.85%
Period-end shareholders’ equity to total assets	10.43%	9.38%	10.43%	9.38%	9.94%
Average shareholders’ equity to average assets	10.38%	9.27%	10.31%	9.16%	9.33%
Period-end tangible capital to total tangible assets	6.58%	6.30%	6.58%	6.30%	6.74%
Tier 1 capital to risk-weighted assets	8.89%	8.53%	8.89%	8.53%	8.64%
Total capital to risk-weighted assets	10.91%	10.68%	10.91%	10.68%	10.72%
Tier 1 leverage ratio (Tier 1 capital to average assets)	8.54%	8.69%	8.54%	8.69%	8.14%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.04%	1.13%	1.04%	1.13%	1.05%
Period-end allowance for loan losses to period-end loans	1.01%	1.10%	1.01%	1.10%	1.02%
Period-end allowance for loan losses to nonperforming loans	292.74%	231.50%	292.74%	231.50%	281.27%
Nonperforming assets to period-end loans and foreclosed assets	0.43%	0.54%	0.43%	0.54%	0.42%
Nonperforming loans to period-end loans	0.35%	0.48%	0.35%	0.48%	0.36%
Nonperforming assets to period-end assets	0.33%	0.39%	0.33%	0.39%	0.32%
Net charge-offs to average loans (2)	—	0.10%	0.06%	0.17%	0.20%

(1)	The calculation of diluted EPS excludes 373,849 and 339,362 options outstanding for the three and nine months ended September 30, 2007, 139,025 options for the year ended 2006, and 135,480 and 125,537 options for the three and nine month periods ended September 30, 2006, respectively, which were antidilutive.
(2)	Interim periods annualized.
(3)	Taxable-equivalent basis assuming a 35% tax rate.
(4)	During 2007, the efficiency ratio was changed to divide noninterest expense less acquisition costs, an employee severance payment, and Trust Preferred Securities debt issuance costs by tax equivalent basis net interest income plus noninterest income less net gain (loss) on sales of investment securities and less net gain on sale/leaseback transactions. Prior period amounts have been restated to reflect the current methodology.

RESULTS OF OPERATIONS

Net Income – Net income was $14.6 million for the quarter ended September 30, 2007, a 24.3% increase compared to the $11.7 million reported for the third quarter of 2006. Earnings were $0.20 per diluted share for the third quarter of 2007, up from $0.17 per diluted share for the third quarter of 2006.

Details of the changes in the various components of net income are discussed below.

Net Interest Income – Tax equivalent net interest income increased $4.3 million or 10.0% to $47.4 million for the three month period ended September 30, 2007 compared to the same time period in 2006. For the nine month period ended September 30, 2007, tax equivalent net interest income was $139.4 million, an increase of $12.3 million or 9.7% compared to the same period in 2006. Our tax equivalent net interest margin was 4.74% and 4.82% for the three and nine month periods ended September 30, 2007, respectively, compared to 4.89% and 4.93% for the three and nine month periods ended September 30, 2006, respectively. Changes in the mix and rate paid on interest-earning assets and liabilities influence our net interest income and net interest margin.

Certain average balances, together with the total dollar amounts of interest income and expense and the average interest yields/rates are included below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$73,295	$1,539	8.33%	$39,729	$799	7.98%
Loans held for investment (1):
Taxable	3,251,368	65,449	7.99%	2,860,125	57,323	7.95%
Non-taxable (2)	3,145	63	7.93%	2,299	51	8.79%
Securities:
Taxable	531,609	6,111	4.56%	524,572	5,902	4.46%
Non-taxable (2)	92,297	1,159	4.98%	57,965	743	5.09%
Trading assets	8,470	81	3.77%	6,642	73	4.35%
Federal funds sold	4,915	58	4.69%	4,487	55	4.83%
Deposits in financial institutions	690	9	5.38%	2,965	34	4.51%

Total interest-earning assets	3,965,789	74,469	7.45%	3,498,784	64,980	7.37%

Noninterest-earning assets:
Cash and due from banks	115,923			100,986
Premises and equipment, net	26,810			37,104
Other assets	323,438			225,312
Allowance for loan losses	(33,702)			(32,132)

Total noninterest-earning assets	432,469			331,270

Total assets	$4,398,258			$3,830,054

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,320,136	$8,038	2.42%	$1,071,169	$4,971	1.84%
Certificates and other time	1,243,924	14,809	4.72%	920,615	9,898	4.27%
Other borrowed funds	104,579	1,369	5.19%	350,233	4,690	5.31%
Subordinated debt	46,078	1,175	10.12%	44,999	1,155	10.18%
Junior subordinated debt	82,734	1,673	8.02%	52,925	1,152	8.64%

Total interest-bearing liabilities	2,797,451	27,064	3.84%	2,439,941	21,866	3.56%

Noninterest-bearing sources:
Demand deposits	1,093,485			998,856
Other liabilities	50,962			36,335

Total noninterest-bearing liabilities	1,144,447			1,035,191

Shareholders’ equity	456,360			354,922

Total liabilities and shareholders’ equity	$4,398,258			$3,830,054

Tax equivalent net interest income & margin (2) (3)		47,405	4.74%		43,114	4.89%

Tax equivalent adjustment:
Loans		18			15
Securities		292			194

Total tax equivalent adjustment		310			209

Net interest income		$47,095			$42,905

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent basis assuming a 35% tax rate.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$60,660	$3,646	8.04%	$19,019	$1,149	8.07%
Loans held for investment (1):
Taxable	3,182,270	190,081	7.99%	2,801,457	162,937	7.78%
Non-taxable (2)	3,456	204	7.89%	2,402	163	9.06%
Securities:
Taxable	512,936	17,327	4.52%	540,033	18,062	4.47%
Non-taxable (2)	92,113	3,493	5.07%	59,071	2,335	5.29%
Trading assets	2,950	86	3.88%	14,416	643	5.96%
Federal funds sold	13,903	480	4.62%	4,041	140	4.63%
Deposits in financial institutions	919	33	4.80%	3,649	124	4.54%

Total interest-earning assets	3,869,207	215,350	7.44%	3,444,088	185,553	7.20%

Noninterest-earning assets:
Cash and due from banks	114,736			106,181
Premises and equipment, net	25,372			39,258
Other assets	306,656			225,246
Allowance for loan losses	(33,051)			(31,672)

Total noninterest-earning assets	413,713			339,013

Total assets	$4,282,920			$3,783,101

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,289,139	$21,682	2.25%	$1,059,854	$11,931	1.51%
Certificates and other time	1,172,951	41,081	4.68%	866,890	25,574	3.94%
Other borrowed funds	129,417	5,121	5.29%	360,462	13,265	4.92%
Subordinated debt	46,145	3,487	10.10%	45,264	3,335	9.85%
Junior subordinated debt	74,803	4,562	8.15%	66,654	4,353	8.73%

Total interest-bearing liabilities	2,712,455	75,933	3.74%	2,399,124	58,458	3.26%

Noninterest-bearing sources:
Demand deposits	1,078,037			1,002,972
Other liabilities	50,951			34,292

Total noninterest-bearing liabilities	1,128,988			1,037,264

Shareholders’ equity	441,477			346,713

Total liabilities and shareholders’ equity	$4,282,920			$3,783,101

Tax equivalent net interest income & margin (2) (3)		139,417	4.82%		127,095	4.93%

Tax equivalent adjustment:
Loans		59			50
Securities		896			635

Total tax equivalent adjustment		955			685

Net interest income		$138,462			$126,410

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent basis assuming a 35% tax rate.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

Total tax equivalent interest income increased $9.5 million and $29.8 million for the three and nine month periods ended September 30, 2007, respectively, over the comparable periods in 2006 due to an increase in both the growth and yield earned on the loan portfolio. Average total loans increased $426 million or 14.7% and $424 million or 15.0% for the three and nine months ended September 30, 2007, respectively, over the comparable periods in 2006. The tax equivalent yield earned on average total loans increased four basis points and 21 basis points for the same time periods. The increase in tax equivalent yield earned for these periods was due, in part, to an increase in interest rates through June 2006. Beginning in June 2004, the Federal Open Market Committee (“FOMC”) increased the Fed Funds Target Rate by a total of 425 basis points to 5.25% at June 30, 2006. The Fed Funds Target Rate remained at 5.25% until September 2007, when it decreased 50 basis points to 4.75%. This recent decrease had little impact on our net interest income during this period.

On average, the securities portfolio (including trading assets) was higher by $43.2 million or 7.3% for the three months ended September 30, 2007 compared to the same period in 2006. The increase in average securities combined with a nine basis point increase in tax equivalent yield earned on securities for the three month period ended September 30, 2007 resulted in an increase in interest income on securities of $633 thousand compared to the same time period in 2006. The securities portfolio decreased $5.5 million or 1.0% for the nine month period ended September 30, 2007 compared to the same period in 2006 resulting in a slight decrease in interest income.

Total interest expense increased $5.2 million and $17.5 million for the three and nine month periods ended September 30, 2007, respectively, over the comparable periods in 2006. Average interest-bearing liabilities for the three and nine month periods ended September 30, 2007 increased $358 million or 14.7% and $313 million or 13.1%, respectively, compared to the same periods in 2006. The average rate paid on interest-bearing liabilities increased 28 basis points and 48 basis points for the same time frames.

The increase in interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $572 million for the three month period ended September 30, 2007 and $535 million for the nine month period ended September 30, 2007, compared to the same periods in 2006. The average rate paid on all interest-bearing deposits increased 58 basis points and 81 basis points for the same time periods due to a change in the deposit mix and an increase in rates paid on deposit products. During 2007, there was a shift from noninterest-bearing deposits into higher paying money market accounts and certificates of deposit due to a combination of increased competition and the acquisition of BOTH in late 2006. On average, noninterest-bearing deposits were 30% of total deposits for the nine months ended September 30, 2007 as compared to 33% for the same period in 2006. The increase in average deposit balances and interest rates paid resulted in additional interest expense of $8.0 million and $25.3 million, respectively, for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006.

The increase in average deposits contributed to a decrease in average other borrowings for the three and nine month periods ended September 30, 2007 of $246 million or 70.1% and $231 million or 64.1%, respectively, compared to the same periods in 2006. This decrease in average other borrowings resulted in a decrease in interest expense on other borrowings of $3.3 million and $8.1 million for the same time frame. The benefit of the decrease in other borrowings for the nine month period ended September 30, 2007 over the comparable period in 2006 was partially offset by an increase in rate paid of 37 basis points.

Average junior subordinated debt increased $29.8 million and $8.1 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. During the first quarter of 2007, we issued junior subordinated debt of $25.7 million in aggregate principle with an interest rate of 6.95%. Additionally, during the second quarter of 2006, we prepaid $29.6 million of junior subordinated debentures with an interest rate of 9.20%. Overall, these changes resulted in a decrease in rate paid of 62 basis points and 58 basis points for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006.

Noninterest Income – Noninterest income consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Customer service fees	$3,629	$3,398	$10,532	$9,210
Net gain (loss) on trading assets	2	—	2	(302)
Net gain on the sale of loans	1,208	292	1,785	802
Bank owned life insurance	796	813	2,414	2,257
Debit card income	596	501	1,709	1,455
FHLB stock dividends	92	239	509	713
Other	4,310	2,261	9,134	8,878

Total	$10,633	$7,504	$26,085	$23,013

Customer service fees for the three and nine months ended September 30, 2007 increased $231 thousand and $1.3 million, respectively, compared to the same periods in 2006. These increases were due, in part, to the addition of new deposit products and changes in the application of service charges. Additionally, since the third quarter of 2006, we completed two acquisitions which positively impacted customer service fees for both the three and nine month periods ended September 30, 2007.

Net gain on the sale of loans increased $916 thousand and $983 thousand for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. These increases were due to an increased volume of loan sales in our capital markets group. During the first quarter of 2007, we sold approximately $20 million of performing commercial real estate loans from the held for investment portfolio as part of our ongoing management of the size, concentration, and risk profile of the commercial real estate portfolio for a gain of approximately $350 thousand.

Other noninterest income increased $2.0 million for the three months ended September 30, 2007 compared to the same period in 2006. This increase was primarily due the acquisition of MBM Advisors whose results contributed approximately $1.6 million in noninterest income for the third quarter of 2007. Other noninterest income increased $256 thousand for the nine months ended September 30, 2007 compared to the same period in 2006. This increase was due to the addition of MBM Advisors noninterest income of approximately $1.6 million partially offset by a gain of $1.1 million on the sale of a multi-tenant office building that occurred during the second quarter of 2006.

Noninterest Expense – Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Salaries and employee benefits	$20,634	$18,843	$60,090	$56,340
Occupancy	4,706	4,018	13,674	11,922
Technology	2,260	1,695	6,404	4,784
Professional fees	1,068	1,408	3,091	4,306
Postage, delivery and supplies	903	801	2,657	2,494
Marketing	432	675	1,368	1,768
Core deposit and other intangibles amortization	610	195	1,547	584
Acquisition costs	—	638	920	638
Net gains and carrying costs of other real estate and foreclosed property	33	49	(40)	(170)
Other	4,398	4,245	13,509	14,052

Total	$35,044	$32,567	$103,220	$96,718

Total noninterest expense for the three and nine month periods ended September 30, 2007 increased $2.5 million and $6.5 million, respectively, compared to the same periods in 2006. These increases were primarily due to the three acquisitions completed since the third quarter of 2006, which contributed $3.7 million and $8.4 million, respectively, for the three and nine month periods ended September 30, 2007. Details of the changes in the various components of noninterest expense are discussed below.

Salaries and employee benefits for the three and nine month periods ended September 30, 2007 increased $1.8 million and $3.8 million, respectively, compared to the same periods in 2006. These increases were primarily due to the operations of BOTH beginning in the fourth quarter of 2006, Partners Bank beginning in the second quarter of 2007 and MBM Advisors beginning in the third quarter of 2007 being included in our results. Combined, these acquisitions resulted in additional salaries and benefits of approximately $2.3 million and $5.2 million, respectively, for the three and nine month periods ended September 30, 2007. In addition, we paid $450 thousand related to an employee severance payment during the second quarter of 2007. Excluding acquisitions, we were able to reduce overall salaries and benefits through our customer focused process improvement program with particular progress in achieving planned attrition in certain back office departments, continued right-sizing of our front office banking staff, as well as the continued implementation of our disciplined expense management.

Occupancy expense for the three and nine month periods ended September 30, 2007 increased $688 thousand or 17.1% and $1.8 million or 14.7%, respectively, compared to the same periods in 2006. During 2006, we completed three separate sale/leaseback transactions of 18 banking centers resulting in additional rental expense which was partially offset by a reduction in depreciation. Additionally, since the third quarter of 2006, we added nine banking offices in conjunction with the BOTH and Partners Bank acquisitions.

Technology expense increased $565 thousand or 33.3% and $1.6 million or 33.9%, respectively, for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. These increases were primarily due to the three acquisitions we completed since the third quarter of 2006 which contributed approximately $340 thousand and $830 thousand, respectively, for the three and nine months ended September 30, 2007. In addition, depreciation increased associated with additional hardware and customer products including an upgrade in the Bank’s deposit system in 2006 and 2007.

Professional fees decreased $340 thousand or 24.1% and $1.2 million or 28.2% for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006, primarily due to a decrease in consulting fees. In the first quarter of 2007, we reevaluated our need for the use of consultants and other professionals and determined that in certain areas we have the internal resources and skills necessary to handle these specialized tasks.

Other noninterest expense increased $153 thousand for the three month period ended September 2007 due primarily to the addition of three acquisitions since September 2006 which added additional noninterest expense of approximately $530 thousand. For the nine month period ended September 30, 2007, other noninterest expense decreased $543 thousand compared to the same period in 2006. During the second quarter of 2006, we prepaid $29.6 million of junior subordinated debt resulting in the write-off of the remaining unamortized debt issuance costs totaling $1.3 million. The nine month period ended September 30, 2007 includes the operations of three acquisitions which offset the debt issuance cost write-off in 2006.

Income Taxes – We provided $7.3 million and $19.5 million for federal and state income taxes during the three and nine month periods ended September 30, 2007, respectively, and $5.2 million and $15.6 million for the same periods of 2006. The effective tax rate was approximately 33% for both the three and nine month periods ended September 30, 2007 as compared to 31% and 32% for the same periods in 2006, respectively. During 2005, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2003 tax year. This examination was completed during the third quarter of 2006, resulting in an additional federal income tax obligation of $1.2 million. This obligation was previously accrued as part of the Company’s overall tax contingency reserve. During the third quarter of 2006, the Company revised its estimate to remove contingent liabilities totaling $473 thousand related to the expiration of previous tax contingencies. We expect our effective tax rate to run at the 33% level for the remainder of 2007.

FINANCIAL CONDITION

Loans Held for Investment – The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial and industrial	$916,902	27.6%	$824,494	26.8%
Real estate:
Commercial	1,380,057	41.6%	1,336,465	43.4%
Construction	697,099	21.0%	597,985	19.4%
Residential mortgage	219,859	6.6%	209,163	6.8%
Consumer/other	79,370	2.4%	79,642	2.6%
Foreign loans	26,365	0.8%	30,096	1.0%

Total loans held for investment	$3,319,652	100.0%	$3,077,845	100.0%

At September 30, 2007, loans held for investment were $3.3 billion, an increase of $242 million or 7.9% over loans held for investment at December 31, 2006. Loans acquired as a result of the acquisition of Partners Bank on March 30, 2007 totaled $142 million. Internal loan growth during 2007 has been partially offset by the sale of approximately $20 million of performing commercial real estate loans from the held for investment portfolio, during the first quarter of 2007, which were sold as part of our ongoing management of the size, concentration, and risk profile of the commercial real estate loan portfolio.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual sales ranging from $300 thousand to $35 million. Typically our customers have financing requirements between $50 thousand and $5 million. At September 30, 2007, commercial real estate loans and commercial and industrial loans were 41.6% and 27.6%, respectively, of loans held for investment.

At September 30, 2007, loans held for investment were 90.7% of deposits and 74.8% of total assets. As of September 30, 2007, we had no material concentrations of loans. Loans held for investment were 92.3% of deposits and 74.7% of total assets at December 31, 2006.

Loans Held for Sale – Loans held for sale were $54.7 million at September 30, 2007 and December 31, 2006. Loans held for sale include the guaranteed portion of Small Business Administration (SBA) loans originated by the Bank and loans originated as part of the Bank’s wholesale lending operations. Due to the timing of the purchases and sales of SBA loans and other loans to investors, the balance of loans in the held for sale category at any given time may vary.

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

Securities – Our securities portfolio at September 30, 2007 totaled $642 million, as compared to $574 million at December 31, 2006, an increase of $68.0 million or 11.9%. The increase in period-end securities was due, in part, to the addition of Partners Bank with a total securities portfolio of $11.0 million. We plan for minimal near-term growth in the investment portfolio based on the short-term rate cycle and the need to maintain adequate liquidity.

Net unrealized losses on the available-for-sale securities were $6.8 million at September 30, 2007 as compared to $10.2 million at December 31, 2006. Management believes that the unrealized losses on our securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, we do not consider those investments to be other-than-temporarily impaired at September 30, 2007.

Deposits – The following table summarizes our deposit portfolio by type (dollars in thousands):

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Noninterest-bearing demand	$1,082,037	29.6%	$1,058,135	31.7%
Interest-bearing demand	1,340,746	36.6%	1,229,313	36.9%
Certificates and other time deposits
Jumbo	773,770	21.1%	610,330	18.3%
Regular	345,205	9.4%	307,419	9.2%
Brokered	120,005	3.3%	129,414	3.9%

Total deposits	$3,661,763	100.0%	$3,334,611	100.0%

Total deposits as of September 30, 2007 increased $327 million to $3.7 billion, up 9.8% compared to $3.3 billion at December 31, 2006. Deposits acquired in the acquisition of Partners Bank on March 30, 2007 totaled $166 million. The internal deposit growth we experienced during 2007 was driven primarily by interest-bearing and certificates and other time deposits. The percentage of interest-bearing and noninterest-bearing demand deposits to total deposits as of September 30, 2007 was 36.6% and 29.6%, respectively, and our loan to deposit ratio remained at 92.2%.

Other Borrowed Funds – As of September 30, 2007, we had $137 million in other borrowings compared to $221 million at December 31, 2006, a decrease of $84.1 million or 38.1%. Our primary source of other borrowings is the Federal Home Loan Bank. At September 30, 2007, borrowings under FHLB advances totaled $110 million with a maturity of less than 10 days and $500 thousand with a maturity of four years. The weighted average interest rate on these borrowings was 4.72% and 4.22% at September 30, 2007, respectively. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. The decrease in borrowings was due to an increase in lower-cost interest and noninterest-bearing deposits.

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

Nonperforming assets and potential problem loans consisted of the following (dollars in thousands):

	September 30, 2007	December 31, 2006
Nonperforming loans:
Nonaccrual	$10,919	$10,611
Restructured	772	776
Real estate acquired by foreclosure	2,713	1,465
Other repossessed assets	67	404

Total nonperforming assets	$14,471	$13,256

Potential problem loans	$22,764	$32,201

Accruing loans past due 90 days or more	$1,477	$2,731

Period-end allowance for loan losses to nonperforming loans	292.74%	281.27%
Nonperforming loans to period-end loans	0.35%	0.36%
Nonperforming assets to period-end assets	0.33%	0.32%
Nonperforming assets to period-end loans and foreclosed assets	0.43%	0.42%

Nonperforming assets were $14.5 million at September 30, 2007, a $1.2 million increase from December 31, 2006. Accruing loans past due 90 days or more at September 30, 2007 totaled $1.5 million and consisted primarily of government guaranteed loans.

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

The provision for credit losses for the three and nine months ended September 30, 2007 was $850 thousand and $2.2 million, respectively, as compared to $895 thousand and $4.1 million for the same periods in 2006. The lower provision for credit losses during the three and nine months ended September 30, 2007 is reflective of the favorable improvements in net charge-offs and of the general improvement in our asset quality that has been a function of both a healthy Texas economy and a strengthening in our credit culture.

Net charge-offs were $75 thousand and $1.5 million for the three and nine months ended September 30, 2007, respectively. Net charge-offs decreased $671 thousand and $2.0 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Net charge-offs to average loans were 0.06% (annualized) for the nine month period ended September 30, 2007 compared to 0.17% for the same period in 2006. These improvements in asset quality are primarily attributable to several internal changes during the past year. Some of these changes include: implementing a consumer and micro-business loan credit scoring system, updating and revising our loan policy, standardizing our loan funding process, improving our loan approval process and enhancing our credit culture to take a more value-added risk management approach.

The allowance for loan losses at September 30, 2007 was $34.2 million and represented 1.01% of total loans. The allowance for loan losses at September 30, 2007 was 292.74% of nonperforming loans, up from 281.27% at December 31, 2006.

The reserve for unfunded lending commitments remained unchanged at $927 thousand as of September 30, 2007 and December 31, 2006.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Allowance for loan losses at beginning of period	$33,450	$31,882	$32,027	$31,230
Charge-offs:
Commercial, financial, and industrial	540	458	2,391	2,879
Real estate, mortgage and construction	52	798	338	2,242
Consumer	478	413	1,082	779

Total charge-offs	1,070	1,669	3,811	5,900

Recoveries
Commercial, financial, and industrial	612	777	1,559	1,944
Real estate, mortgage and construction	3	3	39	8
Consumer	380	143	695	408

Total recoveries	995	923	2,293	2,360

Net charge-offs	75	746	1,518	3,540
Allowance for credit losses associated with acquired institution	—	2,152	1,496	2,152
Provision for loan losses	850	858	2,220	4,304

Allowance for loan losses at end of period	34,225	34,146	34,225	34,146

Reserve for unfunded loan commitments at beginning of period	927	890	927	1,173
Provision for losses on unfunded loan commitments	—	37	—	(246)

Reserve for unfunded loan commitments at end of period	927	927	927	927

Total allowance for credit losses	$35,152	$35,073	$35,152	$35,073

Period-end allowance for credit losses to period-end loans	1.04%	1.13%	1.04%	1.13%
Period-end allowance for loan losses to period-end loans	1.01%	1.10%	1.01%	1.10%
Period-end allowance for loan losses to nonperforming loans	292.74%	231.50%	292.74%	231.50%
Nonperforming assets to period-end loans and foreclosed assets	0.43%	0.54%	0.43%	0.54%
Nonperforming loans to period-end loans	0.35%	0.48%	0.35%	0.48%
Nonperforming assets to period-end assets	0.33%	0.39%	0.33%	0.39%
Net charge-offs to average loans (annualized)	—	0.10%	0.06%	0.17%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of September 30, 2007 and December 31, 2006:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
September 30, 2007
+200	1.97%
+100	0.97%
Base	0.00%
-100	-1.92%
-200	-3.98%

December 31, 2006
+200	0.56%
+100	-0.06%
Base	0.00%
-100	-2.78%
-200	-5.27%

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

CAPITAL AND LIQUIDITY

Capital – At September 30, 2007, shareholders’ equity totaled $463 million or 10.43% of total assets, as compared to $409 million or 9.94% of total assets at December 31, 2006. Our risk-based capital ratios together with the minimum capital amounts and ratios at September 30, 2007 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$443,057	10.9%	$324,939	8.0%
Tier 1 capital (to risk weighted assets)	360,921	8.9%	162,469	4.0%
Tier 1 capital (to average assets)	360,921	8.5%	169,136	4.0%

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

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At September 30, 2007, there was an aggregate of approximately $114.2 million available for payment of dividends by Sterling Bank. At September 30, 2007, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $33.0 million. It is not anticipated that such restrictions will have an impact on our ability to meet our ongoing cash obligations.

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

On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program originally adopted by the Board on April 26, 2005. The amendment increases by 750,000 shares the total number of shares that may be repurchased by the Company under the Program in the fiscal year 2007. The aggregate number of shares originally approved by the Board for repurchase under the Program remains unchanged at 3,750,000 shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions. The Company funds share repurchases from available cash or other borrowings.

The table below lists the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Shares That May Yet Be Purchased Under the Plans
July 1, 2007 to July 31, 2007	20,800	$11.46	1,687,500	2,062,500
August 1, 2007 to August 31, 2007	80,000	$10.51	1,767,500	1,982,500
September 1, 2007 to September 30, 2007	—	$—	1,767,500	1,982,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Amendment to Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc., effective August 13, 2007 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 14, 2007).

10.1	Amended and Restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan, effective April 30, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 14, 2007).

10.2	Sterling Bancshares, Inc. Deferred Compensation Plan (as amended and restated), effective September 1, 2007 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 29, 2007).

10.3	Long-Term Incentive (LTI) Stock Performance Program, effective September 1, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 5, 2007).

11	Statement Regarding Computation of Earnings Per Share (included as Note (11) to Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: November 6, 2007	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2007	By:	/s/ Zach L. Wasson
Zach L. Wasson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Amendment to Restated and Amended Articles of Incorporation of Sterling Bancshares, Inc., effective August 13, 2007 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 14, 2007).

10.1	Amended and Restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan, effective April 30, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 14, 2007).

10.2	Sterling Bancshares, Inc. Deferred Compensation Plan (as amended and restated), effective September 1, 2007 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 29, 2007).

10.3	Long-Term Incentive (LTI) Stock Performance Program, effective September 1, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 5, 2007).

11	Statement Regarding Computation of Earnings Per Share (included as Note (11) to Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.