Form 10-K
period 2007-12-31
STERLING BANCSHARES INC
filed 2008-02-29
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
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

          Yes  ☒    No  ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

        As of June 30, 2007, the last business day of the registrant’s most recently completed second quarter fiscal quarter, aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $807,969,050 based on the closing sale price of $11.31 on such date as reported on the National Association of Securities Dealers Automated Quotation System Global Select Market. For purposes of this calculation, affiliates are defined as all directors and executive officers.

        As of February 20, 2008, there were 73,159,069 shares of the registrant’s common stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2008.	Part III, Items 10, 11, 12, 13 and 14

STERLING BANCSHARES, INC.

2007 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. Business

The disclosures in this item are qualified by the section entitled “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.

In this filing, we may refer to Sterling Bancshares, Inc., on a parent-only basis, as “Sterling Bancshares” and to Sterling Bank as the “Bank.” Sterling Bancshares, the Bank and other subsidiaries of both may be collectively referred to as the “Company,” “we,” “our,” and “us.”

Overview

For more than 33 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to medium-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 49 banking centers in the greater metropolitan areas of Houston, San Antonio and Dallas, Texas. These cities are the 4th, 7th and 9th largest, respectively, in the United States based on population according to the U.S. Census Bureau.

Sterling Bancshares was incorporated under the laws of the State of Texas in 1980 and became the parent bank holding company of Sterling Bank in 1981. Sterling Bank was chartered in 1974 under the laws of the State of Texas. Our principal executive offices are located at 2550 North Loop West, Suite 600, Houston, Texas, 77092 and our telephone number is (713) 466-8300.

At December 31, 2007, we had consolidated total assets of $4.5 billion, total loans of $3.4 billion, total deposits of $3.7 billion, and shareholders’ equity of $480 million. On March 31, 2007 and June 28, 2007, the Company completed its acquisitions of Partners Bank of Texas (“Partners Bank”) and MBM Advisors, Inc. (“MBM Advisors”), respectively. The results of operations for these acquisitions were included in our financial results beginning April 1, 2007 and July 1, 2007, respectively.

Business Banking Strategy. We provide a broad range of financial products and services to all our constituencies within the small to medium-sized business segments and consumers through our full service banking centers. Each banking center is managed by experienced banking professionals. These professionals exercise substantial authority over credit and pricing decisions, subject to a concurrence process and loan committee approval for larger credits. This approach, coupled with continuity of service by the same staff members, enables us to create lasting relationships by meeting all of the banking needs of our “owner operated” business customers including the business owners, their employees and their families. This emphasis on relationship banking, together with a conservative approach to lending, are important factors in our success and growth.

We provide a wide array of consumer and commercial banking services, including demand, savings and time deposits; commercial, real estate and consumer loans; merchant credit card services; letters of credit; and cash and asset management services. In addition, we facilitate sales of brokerage, mutual fund, alternative financing and insurance products through third-party vendors. Bank deposits are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

We offer an extensive scope of services which include our Treasury Management, specialized lending (including energy lending and leasing activities) and Private Client Services groups. During 2008, we will extend services to other financial institutions through our correspondent banking group. The Bank’s Capital Markets group is involved in purchases of government guaranteed loans and wholesale real estate lending activities. These additional services enable the Bank to be a more comprehensive financial resource dedicated to helping owner-operated businesses meet their financial services needs.

Our primary lending focus is providing commercial loans and owner-occupied real estate loans to businesses with annual sales of less than $50 million. Typically, our customers have financing requirements between $50 thousand and $5 million. The Bank’s credit range allows for greater diversity in the loan portfolio, less competition from larger banks, and better pricing opportunities.

We maintain a strong community orientation by, among other things, supporting the active participation of our officers and employees in local charitable, civic, school, religious and community development activities. Each banking center may also appoint selected customers to a business development board that assists in introducing prospective customers to us and in developing or improving products and services to meet customer needs. Our lending and investing activities are funded primarily by core deposits. This stable source of funding comes to us by developing strong banking relationships with customers through our broad product offering, competitive pricing, convenience and service. Approximately 30% of our total deposits are noninterest-bearing demand deposits.

Certain operational and support functions that are transparent to customers have been centralized. This has allowed us to improve consistency and cost efficiencies in the delivery of products and services by each banking center. Centralized functions include services such as data processing, bookkeeping, accounting and finance, loan administration, loan review, compliance, treasury, risk management and internal auditing. Credit policy and administration, strategic planning, marketing and other administrative services also are provided centrally. Our banking centers work closely with our operational and support functions to develop new products and services and to introduce enhancements to existing products and services.

Company Growth Strategy

Our growth strategy has been concentrated on increasing our banking presence in major metropolitan areas in Texas. We are currently located in three of the ten largest metropolitan areas in the United States including Houston, San Antonio and Dallas. We have grown through a combination of internal growth, acquisitions and the opening of new banking centers. We regularly evaluate opportunities to acquire banks and other financial services companies that complement our existing business, expand our market coverage and enhance our product offerings.

Acquisitions have been important to our growth. As of December 31, 2007, we have completed five acquisitions since 2003. We have accomplished these acquisitions without substantially altering our balance sheet in a way that would impact the long-term value of our franchise. We continue to seek acquisitions as they become available and prove to be aligned with our business banking philosophy.

On February 8, 2008, we completed the acquisition of ten banking centers from First Horizon National Corp. (“First Horizon”). These centers are located in the Dallas and Fort Worth areas of Texas. In addition to these banking centers, we acquired three pieces of land for future banking center expansion. This transaction allows us to achieve a critical presence in the Dallas area and expansion into the Fort Worth market.

On June 28, 2007, we completed the acquisition of MBM Advisors, an independent advisory and pension administration/consulting firm with approximately $700 million in assets under management. MBM Advisors specializes in providing full-services in the design, administration, investment management, and communication of retirement plans. The completion of the acquisition of MBM Advisors provides for increased opportunities to serve the owners of small and medium-sized businesses and their employees while enhancing our noninterest income.

On March 30, 2007, we completed the acquisition of Partners Bank. Partners Bank was a privately held bank with approximately $191 million in assets and four banking centers in the Houston area. The Partners Bank acquisition enabled us to fill out our footprint in the Northeast Houston area.

On September 29, 2006, we completed the acquisition of Kerrville, Texas-based BOTH, Inc. and its subsidiary bank, Bank of the Hills (“BOTH”). BOTH had assets of approximately $328 million and five banking centers in the San Antonio/Kerrville area, which further enhanced our geographic position in this area of Texas.

On September 30, 2005, we completed the acquisition of Dallas, Texas-based Prestonwood Bancshares, Inc. (“Prestonwood”), and its subsidiary bank, The Oaks Bank & Trust Company (“The Oaks Bank”). The Oaks Bank had assets of approximately $128 million and operated five banking centers in Dallas. This acquisition doubled our size in both assets and locations in the Dallas area.

For further information on these acquisitions, refer to Note 2, Acquisitions and Divestitures, in the Notes to Consolidated Financial Statements for more information regarding recent acquisitions.

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

Regulatory Oversight. Sterling Bancshares and its second tier holding company, Sterling Bancorporation, LLC, are bank holding companies registered under the Bank Holding Company Act of 1956, as amended (“BHCA”), and are subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and policies. In addition, Texas law authorizes the Texas Department of Banking to supervise and regulate a holding company controlling a state bank. Further, our securities are registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) and are subject to the reporting obligations pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act. We are also subject to the provisions of the Sarbanes-Oxley Act of 2002, which primarily addresses corporate governance, internal controls and disclosure matters.

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

Capital Adequacy Requirements. The Federal Reserve Board monitors the capital adequacy of bank holding companies using risk-based capital adequacy guidelines to evaluate their capital adequacy. The Bank is subject to similar requirements promulgated by the FDIC and the Texas Department of Banking. Under the guidelines, specific categories of assets and certain off-balance sheet assets such as letters of credit are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. In addition, the guidelines define each of the capital components. Total capital is defined as the sum of “core capital elements” (“Tier 1”) and “supplemental capital elements” (“Tier 2”), with “Tier 2” being limited to 100% of “Tier 1.” For bank holding companies, “Tier 1” capital includes, with certain restrictions, common shareholders’ equity, noncumulative perpetual preferred stock and related surplus, a limited amount of cumulative perpetual preferred stock, and a limited amount of cumulative perpetual stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. “Tier 2” capital includes, with certain limitations, perpetual preferred stock not meeting the “Tier 1” definition, mandatory convertible securities, subordinated debt, and allowances for credit losses, less certain required deductions. The guidelines require a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% is required to be comprised of “Tier 1” capital elements).

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

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital ratio for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth). A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. The Company believes that as of December 31, 2007, the Bank was “well capitalized” based on the guidelines and ratios for purposes of the FDIC’s prompt corrective action regulations.

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

Restrictions on Subsidiary Banks. Dividends paid by the Bank provided substantially all of Sterling Bancshares’ cash flow during 2007 and will continue to do so in the foreseeable future. Under federal law, a bank may not pay a dividend that results in an “undercapitalized” situation. At December 31, 2007, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $40 million.

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

Consumer Laws and Regulations. Banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act and consumer privacy protection provisions of the Gramm-Leach-Bliley Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers. With respect to consumer privacy, the Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

Employees. The Company had 1,042 full time equivalent employees as of December 31, 2007. None of our employees are represented by collective bargaining agreements and the Company considers its employee relations to be good. In 2007, Sterling was named as one of the best places to work in Houston for the sixth consecutive year by the Houston Business Journal.

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

We make available, free of charge through our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with the SEC. Additionally, we have adopted and posted on our web site a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial and accounting officer. Our web site also includes the charters for our Audit Committee and Corporate Governance and Nominating Committee. The address for our web site is http://www.banksterling.com. The information contained on or accessible from our website does not constitute a part of this report and is not incorporated by reference herein. We will also provide a printed copy of any of these aforementioned documents free of charge upon request.

ITEM 1A. Risk Factors

Risks, Uncertainties and Other Factors That May Affect Our Future Results

Our profitability depends significantly on geographic economic conditions.

Our success depends primarily on the general economic conditions of the nation, the Houston metropolitan area and, to a lesser extent, that of the San Antonio and Dallas metropolitan areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the market areas in which we operate. The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, such as inflation, recession, acts of terrorism, an outbreak of hostilities, unemployment and other factors beyond our control will impact these local economic conditions and will negatively affect the financial results of our banking operations. In addition, Houston remains largely dependent on the energy industry. A downturn in the energy industry and energy-related business could adversely affect our results of operations and financial condition.

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

We have initiated internal growth programs, completed various acquisitions and opened additional banking centers in the past few years. We may not be able to sustain our historical rate of growth or may not even be able to grow at all. We may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for acquisition. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new banking centers. Further, our inability to attract and retain experienced bankers may adversely affect our internal growth. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition.

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

Our principal executive offices are located at 2550 North Loop West, Suite 600, Houston, Texas, 77092, in space leased by the Company. In addition to our principal office, we operate the following locations:

	Owned	Leased	Total
Banking centers in the Houston metropolitan area	3	28	31
Banking centers in the San Antonio area	3	8	11
Banking centers in the Dallas metropolitan area	—	7	7
Central department offices	1	3	4

Total	7	46	53

The Company has options to renew leases at most locations.

In 2007, we entered into a lease agreement to consolidate our central and corporate offices at one central location in Houston, Texas. This move will be completed over the next three years and the timing of the move is aligned with the renewals and expirations of our existing leases.

ITEM 3. Legal Proceedings

From time to time, the Company is a party to various legal proceedings incident to its business. Currently, neither Sterling Bancshares nor any of its subsidiaries are involved in any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our stock trades through the NASDAQ Global Select Market System under the symbol “SBIB.” In 2006, Sterling was named to the NASDAQ Global Select Market Composite Index which is a market capitalization weighted index that measures all NASDAQ domestic and international based common type stocks listed on the Global Select tier of The NASDAQ Stock Market. The following table sets forth the high and low sales prices per share of Sterling Bancshares’ common stock and the dividends paid thereon for each quarter of the last two years. This information has been restated to reflect all stock splits occurring prior to the issuance of this report.

	Sales Price Per Share
	High	Low	Dividend

2007
First quarter	$13.25	$10.92	$0.0525
Second quarter	12.60	10.66	0.0525
Third quarter	12.38	9.56	0.0525
Fourth quarter	12.70	10.39	0.0525

	Sales Price Per Share
	High	Low	Dividend

2006
First quarter	$12.04	$10.12	$0.0467
Second quarter	12.61	10.67	0.0467
Third quarter	13.93	11.79	0.0467
Fourth quarter	13.84	11.85	0.0467

On January 28, 2008, the Board of Directors declared a quarterly cash dividend of $0.055 per share payable on February 22, 2008, to shareholders of record on February 8, 2008. We intend to continue to pay a dividend at a minimum rate of $0.055 per share quarterly throughout 2008. However, there can be no assurance that we will continue to pay cash dividends on our common stock in the future or the amount or frequency of any such dividend. The payment of future dividends is dependent on our future earnings, capital requirements and financial condition.

For information on the ability of the Bank to pay dividends and make loans to Sterling Bancshares, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Interest Rate Sensitivity and Liquidity” and Note 18 to the Consolidated Financial Statements.

As of February 20, 2008, there were 73,159,061 shares of the Company’s common stock outstanding held by 996 shareholders of record. The closing price per share of common stock on December 31, 2007, the last trading day of the Company’s fiscal year, was $11.16. The number of beneficial shareholders is unknown.

Recent Sales of Unregistered Securities

The Company did not issue any shares which were exempt from the registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereunder during 2007.

Issuer Repurchases of Equity Securities

On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Program”) originally adopted by the Board of Directors on April 26, 2005. The amendment increases by 750,000 shares the total number of shares that may be repurchased by the Company under the Program in the fiscal year 2007. The aggregate number of shares originally approved by the Board of Directors for repurchase under the Program remains unchanged at 3,750,000 shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions. The Company may repurchase shares from available cash or other borrowings. During the fourth quarter of 2007, there were no purchases of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6. Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars and shares in thousands, except for per share amounts)
Income Statement Data:
Net interest income	$185,624	$171,806	$150,230	$128,972	$132,732
Provision for credit losses	3,820	4,058	14,371	12,250	17,698
Noninterest income	36,220	31,217	26,959	31,025	33,187
Noninterest expense	139,354	131,186	110,646	113,300	105,830
Income from continuing operations before income taxes	78,670	67,779	52,172	34,447	42,391
Income from continuing operations	52,962	45,840	36,222	24,963	28,354
Income from discontinued operations	—	—	—	—	20,756
Net income	52,962	45,840	36,222	24,963	49,110

Balance Sheet Data (at period-end):
Total assets	$4,535,909	$4,117,559	$3,726,859	$3,336,896	$3,206,880
Total loans	3,418,284	3,132,567	2,699,362	2,344,977	2,157,039
Allowance for loan losses	34,446	32,027	31,230	29,406	30,722
Total securities	656,776	573,614	618,998	658,118	565,093
Trading assets	—	—	28,515	36,720	172,825
Total deposits	3,673,711	3,334,611	2,838,143	2,443,967	2,418,369
Other borrowed funds	197,147	220,675	392,850	420,575	324,160
Subordinated debt	48,694	46,135	46,238	47,162	46,533
Junior subordinated debt	82,734	56,959	82,475	82,475	82,475
Shareholders’ equity	480,259	409,285	334,472	313,172	292,596

Common Share Data:
Earnings per share from continuing operations (1)
Basic shares	$0.73	$0.67	$0.53	$0.37	$0.43
Diluted shares	0.72	0.66	0.53	0.37	0.42
Earnings per share from discontinued operations (1)
Basic shares	—	—	—	—	0.31
Diluted shares	—	—	—	—	0.31
Earnings per share (1)
Basic shares	0.73	0.67	0.53	0.37	0.74
Diluted shares	0.72	0.66	0.53	0.37	0.73
Shares used in computing earnings per common share
Basic shares	72,659	68,834	67,932	67,259	66,270
Diluted shares	73,126	69,533	68,642	67,918	66,972
End of period common shares outstanding	73,159	71,001	68,001	67,602	66,963
Book value per common share at period-end
Total	$6.56	$5.76	$4.92	$4.63	$4.37
Tangible	$4.04	$3.78	$3.62	$3.68	$3.39
Cash dividends paid per common share	$0.210	$0.186	$0.160	$0.133	$0.120
Common stock dividend payout ratio	28.77%	27.99%	30.00%	35.91%	16.19%

	Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Performance Ratios and Other Data:
Return on average common equity
Total	11.77%	12.66%	11.07%	8.23%	18.18%
Continuing	11.77%	12.66%	11.07%	8.23%	10.50%
Return on average assets
Total	1.22%	1.18%	1.02%	0.78%	1.48%
Continuing	1.22%	1.18%	1.02%	0.78%	0.86%
Tax equivalent net interest margin (2)	4.77%	4.90%	4.66%	4.47%	4.53%
Efficiency ratio (3)	61.84%	63.79%	61.61%	69.72%	65.01%
Full-time equivalent employees	1,042	1,074	1,014	961	1,036
Number of banking centers	49	45	40	36	37

Liquidity and Capital Ratios:
Average loans to average deposits	91.93%	95.85%	97.67%	89.32%	99.91%
Period-end shareholders' equity to total assets	10.59%	9.94%	8.97%	9.39%	9.12%
Average shareholders' equity to average assets	10.38%	9.33%	9.19%	9.52%	8.16%
Period-end tangible capital to total tangible assets	6.79%	6.74%	6.76%	7.61%	7.24%
Tier 1 capital to risk weighted assets	9.05%	8.64%	9.99%	11.78%	12.30%
Total capital to risk weighted assets	11.10%	10.72%	12.36%	14.55%	15.40%
Tier 1 leverage ratio (Tier 1 capital to average assets)	8.59%	8.14%	9.11%	10.15%	10.38%

Asset Quality Ratios:
Period-end allowance for credit losses to period-end loans	1.03%	1.05%	1.20%	1.29%	1.42%
Period-end allowance for loan losses to period-end loans	1.01%	1.02%	1.16%	1.25%	1.42%
Period-end allowance for loan losses to nonperforming loans	170.41%	281.27%	142.99%	142.71%	90.66%
Nonperforming loans to period-end loans	0.59%	0.36%	0.81%	0.88%	1.57%
Nonperforming assets to period-end assets	0.53%	0.32%	0.60%	0.67%	1.13%
Net charge-offs to average loans	0.09%	0.20%	0.51%	0.58%	0.60%

(1)	The calculation of diluted earnings per share excludes 550,505, 139,025, 167,663, 328,343 and 930,647 options for year 2007, 2006, 2005, 2004 and 2003 respectively, which were antidilutive.
(2)	Taxable-equivalent basis assuming a 35% tax rate.
(3)	During 2007, the efficiency ratio was changed to divide noninterest expense less acquisition costs, an employee severance payment, and Trust Preferred Securities debt issuance costs by tax equivalent net interest income plus noninterest income less net gain (loss) on sales of investment securities and less net gain on sale/leaseback transactions. Prior period amounts have been restated to reflect the current methodology.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our success is highly dependent on economic conditions and market interest rates. Because we operate in the Houston, San Antonio and Dallas metropolitan areas, the local economic conditions in each of these areas are particularly important. All three of these local economies grew at a steady pace in 2007. Each economy added jobs at a faster pace than the overall U.S. economy. We are fortunate to operate in what continues to be some of the better performing markets in the country as the overall economic outlook for Houston, San Antonio and Dallas remains favorable for 2008. We will continue to execute our strategy of serving the banking needs of small to medium-sized businesses in these metropolitan areas of Texas.

With the help of a solid Texas economy we reported record annual earnings in the 33 year history of our franchise, despite operating in a competitive market and difficult interest rate environment. These results are reflective of the hard work of our bankers, our focus on our market segment and our metropolitan markets in Texas. We were able to improve our efficiency ratio from 63.8% in 2006 to 61.8% in 2007 as part of a concentrated effort to become a more efficient institution and establish a sustainable cost discipline throughout the entire franchise. In addition, our noninterest income increased $5.0 million over the past year primarily due to the completion of three acquisitions since September 2006.

In 2007, our earnings per share increased 9% compared to 2006. Additionally, during 2007 our overall average earning assets grew by 11%, average total loans grew by 13% and average deposits grew by 18%.

We continue to look for fairly-priced strategic acquisitions in Houston, San Antonio and Dallas, Texas. On February 8, 2008, we completed the acquisition of ten branches located in the Dallas and Fort Worth areas from First Horizon National Corp. (“First Horizon”). In addition to these ten bank branches, we also acquired land for possible future Sterling banking centers in Lewisville, Arlington and Fort Worth, Texas. This transaction allows us to achieve a critical presence in Dallas and an entry into the growing Fort Worth market.

Critical Accounting Policies

An understanding of our accounting policies is important to an understanding of our reported results. Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements in this Annual Report of Form 10-K. Certain of our accounting policies are considered to be critical because they involve subjective judgment, estimation by management or are particularly complex in their nature.

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

Goodwill and Other Intangibles. Goodwill and intangible assets that have indefinite useful lives are subject to an annual evaluation of whether any impairment has occurred. If any such impairment is determined to have occurred, a write-down would be recorded. Intangible assets consist primarily of core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over the years expected to be benefited, which we believe is approximately 10 years. Based on our annual goodwill impairment test, management does not believe any of our goodwill is impaired as of December 31, 2007. While we believe no impairment existed at December 31, 2007 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and financial condition or future results of operations.

Derivatives. We may designate a derivative as either an accounting hedge of the fair value of a recognized fixed rate asset or an unrecognized firm commitment (“fair value” hedge) or an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values. To the extent a hedge is considered effective, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of income taxes. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized as other income in the results of operations.

Stock-based Compensation. On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (Revised 2004). SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. SFAS No. 123R eliminated the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The grant date fair value of options is determined using option pricing models based on subjective assumptions which materially affect the fair value estimate. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award. Please refer to Note 1 to the Consolidated Financial Statements for further information. Disclosures of stock-based compensation are also included in Note 13 to the Consolidated Financial Statements.

Results of Operations

Performance Summary. Net income for the year ended December 31, 2007 was $53.0 million, or $0.72 per diluted share, compared with $45.8 million, or $0.66 per diluted share, earned for 2006 and $36.2 million, or $0.53 per diluted share, earned for 2005.

Net income for 2007 increased $7.1 million or 15.5% compared to 2006. This increase was due primarily to an increase in net interest income of $13.8 million, an increase in noninterest income of $5.0 million partially offset by an increase in noninterest expense of $8.2 million. Net income for 2006 increased $9.6 million or 26.6% compared to 2005. This increase was due primarily to an increase in net interest income of $21.6 million and a decrease in the provision for credit losses of $10.3 million partially offset by an increase in noninterest expense of $20.5 million.

A banking institution’s return on average assets and return on average common equity are two commonly used industry measures of performance. Return on average assets (“ROA“) measures net income in relation to average total assets and is an indicator of a company's ability to employ its resources profitably. For 2007, our ROA (from continuing operations) was 1.22%, as compared to 1.18% and 1.02% for 2006 and 2005, respectively.

Return on average common equity (“ROE”) measures net income in relation to average common equity and is an indicator of a company’s return to its owners. For 2007, our ROE (from continuing operations) was 11.77%, as compared to 12.66% and 11.07% for 2006 and 2005, respectively.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. Beginning in June 2004, the Federal Open Market Committee (“FOMC”) increased the Federal Funds Target Rate by a total of 425 basis points to 5.25% at June 30, 2006. The Federal Funds Target Rate remained at 5.25% until September 2007. This increase in interest rates had a positive impact on our net interest income and net interest margin through mid-2006.

Beginning in September 2007, the federal funds rate decreased 100 basis points to 4.25% at December 31, 2007. Due to the timing of the rate change at the end of the year, the decrease in rates did not have a significant impact on the company’s net interest margin and net interest income during 2007.

Tax equivalent net interest income increased $14.1 million or 8.1% for 2007 compared to 2006, and $21.5 million or 14.2% for 2006 compared to 2005. Our tax equivalent net interest margin was 4.77% for 2007 compared to 4.90% for 2006 and 4.66% for 2005.

Total tax equivalent interest income increased $33.8 million or 13.2% for 2007 compared to 2006, and $50.0 million or 24.3% for 2006 compared to 2005 due to an increase in both the growth and yield earned on the loan portfolio. Average total loans for 2007 increased $387 million or 13.3% compared to 2006, and $354 million or 13.9% for 2006 compared to 2005. The size of the loan portfolio as a percentage of average interest-earning assets increased from 78% in 2005 to 82% in 2006 and 84% in 2007. The tax equivalent yield earned on average total loans increased eight basis points and 94 basis points for the years ended 2007 and 2006, respectively. This increase in loans resulted in an increase in tax equivalent interest income by $33.0 million for 2007 compared to 2006. Tax-equivalent interest income on loans increased $51.5 million for 2006 compared to 2005 due to a combination of higher average loans and increases in market interest rates through 2006.

On average, the securities portfolio (including trading assets) was higher by $4.3 million for 2007 compared to 2006. The increase in average securities combined with a seven basis point increase in tax equivalent yield earned on securities for the year ended 2007 resulted in an increase in tax equivalent interest income on securities of $565 thousand compared to the year ended 2006. On average, the securities portfolio (including trading assets) decreased $69.8 million for 2006 compared to 2005. This decrease in average securities partially offset by a 24 basis point increase in tax equivalent yield earned on securities for the year ended 2006 resulted in a decrease in tax equivalent interest income on securities of $1.6 million compared to the year ended 2005.

Total interest expense increased $19.7 million and $28.6 million for the years ended 2007 and 2006, respectively. Average interest-bearing liabilities for 2007 increased $286 million or 11.6% compared to 2006 and $200 million or 8.8% compared to 2005. The average rate paid on interest-bearing liabilities increased 37 basis points during 2007 compared to 2006 and 96 basis points during 2006 compared to 2005.

The increase in interest-bearing liabilities during 2007 was primarily due to an increase in average interest-bearing deposits of $483 million for the year ended 2007 compared to 2006 and $341 million for the year ended 2006 compared to 2005. The average rate paid on all interest-bearing deposits increased 64 basis points for the year ended 2007 as compared to 2006 and 105 basis points for the year ended 2006 compared to 2005 due to a change in the deposit mix and an increase in rate paid on deposit products. During 2006 and 2007, there was a shift from noninterest-bearing demand deposits to higher paying money market accounts and certificates of deposit due to a combination of increased competition and the acquisition of BOTH in late 2006. On average, noninterest-bearing demand deposits were 30%, 34% and 36% of total average deposits for the years ended 2007, 2006 and 2005, respectively. The increase in average deposit balances and interest rates paid resulted in additional interest expense of $29.3 million for the year ended 2007 compared to 2006 and $26.9 million for the year ended 2006 compared to 2005.

The increase in average deposits contributed to a decrease in average other borrowings of $211 million for the year ended 2007 compared to 2006 and $122 million for 2006 compared to 2005. This decrease in average other borrowings contributed to a decrease in interest expense on other borrowings of $10.4 million for 2007 as compared to 2006. The benefit of the decrease in other borrowings was partially offset by an increase in rate paid of 8 basis points. Interest expense increased $2.2 million for 2006 compared to 2005 due to an increase in rate paid of 176 basis points.

Average junior subordinated debt increased $12.6 million for the year ended 2007 compared to 2006. During the first quarter of 2007, we issued junior subordinated debt of $25.7 million in aggregate principal with an interest rate of 6.95%. Average junior subordinated debt decreased $18.3 million for the year ended 2006 compared to 2005. This decrease was due to the prepayment of $29.6 million of junior subordinated debentures with an interest rate of 9.20%. Overall, these changes resulted in a decrease in rate paid of 56 basis points for the year ended 2007 compared to 2006.

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands).

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-Earning Assets:
Loans held for sale (1)	$62,232	$4,982	8.01%	$30,400	$2,427	7.98%	$10,130	$730	7.21%
Loans held for investment (1):
Taxable	3,221,523	254,931	7.91%	2,867,308	224,490	7.83%	2,533,799	174,612	6.89%
Non-taxable (2)	3,344	265	7.92%	2,734	237	8.66%	2,530	263	10.40%
Securities:
Taxable	523,589	23,849	4.55%	535,589	23,886	4.46%	595,425	24,936	4.19%
Non-taxable (2)	92,928	4,699	5.06%	69,175	3,574	5.17%	62,892	3,462	5.50%
Trading assets	4,396	173	3.93%	11,881	696	5.85%	28,114	1,318	4.69%
Federal funds sold	13,061	597	4.58%	5,371	261	4.87%	9,460	293	3.09%
Deposits in financial institutions	734	35	4.78%	3,970	183	4.61%	2,596	93	3.58%

Total interest-earning assets	3,921,807	289,531	7.38%	3,526,428	255,754	7.25%	3,244,946	205,707	6.34%

Noninterest-earning assets:
Cash and due from banks	108,603			105,681			99,088
Premises and equipment, net	25,768			39,276			39,020
Other assets	311,413			240,678			207,678
Allowance for loan losses	(33,306)			(32,314)			(31,467)

Total noninterest-earning assets	412,478			353,321			314,319

Total assets	$4,334,285			$3,879,749			$3,559,265

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,304,168	$29,217	2.24%	$1,093,652	$17,934	1.64%	$978,218	$8,525	0.87%
Certificates and other time	1,191,393	55,691	4.67%	918,432	37,671	4.10%	692,724	20,148	2.91%
Other borrowed funds	134,349	6,829	5.08%	345,138	17,273	5.00%	466,778	15,102	3.24%
Subordinated debt	46,521	4,649	9.99%	45,522	4,476	9.83%	46,897	3,665	7.82%
Junior subordinated debt	76,802	6,239	8.12%	64,210	5,571	8.68%	82,475	6,933	8.41%

Total interest-bearing liabilities	2,753,233	102,625	3.73%	2,466,954	82,925	3.36%	2,267,092	54,373	2.40%

Noninterest-bearing sources:
Demand deposits	1,080,099			1,013,788			936,215
Other liabilities	50,975			36,974			28,836

Total noninterest-bearing liabilities	1,131,074			1,050,762			965,051
Shareholders’ equity	449,978			362,033			327,122

Total liabilities and shareholders’ equity	$4,334,285			$3,879,749			$3,559,265

Tax equivalent net interest income & margin (2) (3)		186,906	4.77%		172,829	4.90%		151,334	4.66%

Tax Equivalent Adjustment:
Loans		77			71			84
Securities		1,205			952			1,020

Total tax equivalent adjustment		1,282			1,023			1,104

Net Interest Income		$185,624			$171,806			$150,230

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent adjustments are the result of increasing income from nontaxable loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

The following table shows the portions of the net change in tax equivalent interest income and expense due to changes in volume or rate. The changes in tax equivalent interest income due to both rate and volume in the analysis have been allocated proportionately to the volume or rate changes (in thousands):

	2007 vs. 2006 Increase (Decrease) Due to Changes in:			2006 vs. 2005 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$2,548	$7	$2,555	$1,610	$87	$1,697
Loans held for investment:
Taxable	28,007	2,434	30,441	24,521	25,357	49,878
Non-taxable (1)	44	(16)	28	27	(53)	(26)
Securities:
Taxable	(540)	503	(37)	(2,606)	1,556	(1,050)
Non-taxable (1)	1,152	(27)	1,125	172	(60)	112
Trading assets	(344)	(179)	(523)	(893)	271	(622)
Federal funds sold	353	(17)	336	(159)	127	(32)
Deposits in financial institutions	(154)	6	(148)	58	32	90

Total tax equivalent interest income	31,066	2,711	33,777	22,730	27,317	50,047

Interest-bearing liabilities:
Deposits:
Demand and savings	3,888	7,395	11,283	1,111	8,298	9,409
Certificates and other time	12,316	5,704	18,020	7,903	9,620	17,523
Short-term borrowings	(10,713)	269	(10,444)	(4,630)	6,801	2,171
Subordinated debt	99	74	173	(110)	921	811
Junior subordinated debt	1,041	(373)	668	(1,579)	217	(1,362)

Total interest expense	6,631	13,069	19,700	2,695	25,857	28,552

Tax equivalent net interest income (1)	$24,435	$(10,358)	$14,077	$20,035	$1,460	$21,495

(1)	Taxable-equivalent basis assuming a 35% tax rate.

Noninterest Income. Noninterest income consisted of the following (in thousands):

	2007	2006	2005
Customer service fees	$14,327	$12,850	$12,137
Net gain (loss) on trading assets	2	(302)	147
Net gain (loss) on securities	3	(358)	60
Net gain on the sale of loans	1,991	1,326	1,455
Bank-owned life insurance	3,738	2,938	3,018
Wealth and asset management fees	5,662	2,899	1,938
Debit card income	2,330	1,988	1,727
Federal Home Loan Bank stock dividends	604	941	981
Other	7,563	8,935	5,496

	$36,220	$31,217	$26,959

Customer service fees increased $1.5 million for 2007 compared to 2006 and $713 thousand for 2006 compared to 2005. These increases were due to the addition of new deposit products and changes in the routines of applying service charges. Additionally, we completed three acquisitions since the third quarter of 2006 which resulted in a $1.2 million positive impact to customer service fees for 2007.

Net gains and losses on trading assets were attributable to the market conditions for these types of assets. Beginning in 2004, we significantly reduced our trading assets portfolio. We may potentially reinvest in these assets depending on future market conditions. Trading assets are carried at fair market value in our consolidated balance sheets.

Net losses on securities for 2006 were due, in part, to realized losses of $562 thousand recorded on certain interest-only securities. These securities are tied to an underlying government guaranteed loan and are subject to prepayment and interest rate fluctuations. These securities had been in an unrealized loss position since the fourth quarter of 2005. Given the prepayment factors for the underlying loan at December 31, 2006 and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired. These losses were offset by a $204 thousand realized gain on investments which were sold subsequent to the acquisition of BOTH and as part of our routine portfolio management.

Net gains on the sale of loans increased $665 thousand for 2007 compared to 2006. This increase for 2007 as compared to 2006 was due primarily to an increased volume of loan sales in our Capital Markets group.

Wealth and asset management fees increased $2.8 million for 2007 compared to 2006. This increase was due primarily to the addition of MBM Advisors which contributed $2.9 million since the March 2007 acquisition date. MBM Advisors is an investment advisory and pension administration/consulting firm with approximately $700 million in assets under management providing full-services in the design, administration, investment management, and communication of retirement plans with offices in both Houston and Dallas, Texas. Our wealth and asset management group provides customized solutions for high net worth customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services, as well as insurance and risk management services.

Other noninterest income decreased $1.4 million for 2007 compared to 2006. This decrease was primarily due to the completion of three sale/leaseback transactions in 2006 resulting in total net pre-tax gains of $1.8 million.

Other noninterest income increased $3.4 million for 2006 compared to 2005. This increase was due, in part, to an increase in commission income and other lending fees of $988 thousand. Additionally, during 2006, we completed three separate sale/leaseback transactions resulting in net pre-tax gains of $1.8 million. These transactions included the sale of a multi-tenant office building which resulted in a gain of $1.1 million and the sale of a banking center location in San Antonio which resulted in a gain of $1.0 million. The third sale/leaseback transaction included the sale of 16 bank-owned locations for a total sales price of $28.3 million resulting in a deferred gain of $9.3 million. This gain is being recognized into income over varying lease terms of up to 20 years. As part of this transaction, we recorded a net loss of $281 thousand which reduced other noninterest income during 2006.

Noninterest Expense. The following table shows the detail of noninterest expense (in thousands):

	2007	2006	2005
Salaries and employee benefits	$81,039	$76,046	$61,229
Occupancy	18,366	16,075	15,556
Technology	8,843	6,882	5,524
Professional fees	4,159	6,147	6,527
Postage, delivery and supplies	3,611	3,355	3,238
Marketing	1,809	2,412	2,306
Core deposits and other intangibles amortization	2,137	1,012	521
Acquisition costs	920	638	831
Net gains and carrying costs of other real estate and foreclosed property	(92)	(109)	(6)
Other	18,562	18,728	14,920

Total	$139,354	$131,186	$110,646

Total noninterest expense for 2007 increased $8.2 million compared to 2006. This increase was due to the three acquisitions we completed since the third quarter of 2006, which contributed $10.6 million for the year ended 2007. Details of the changes in various components of noninterest expense are discussed below.

Salaries and employee benefits for 2007 increased $5.0 million compared to 2006. This increase was primarily due to three acquisitions completed since the third quarter of 2006. Combined, these acquisitions resulted in additional salaries and benefits of approximately $6.6 million. In addition, we paid $450 thousand related to an employee severance payment during the second quarter of 2007. Excluding acquisitions, we were able to reduce overall salaries and benefits through our customer focused process improvement program with particular progress in achieving planned attrition in certain back office departments, continued right-sizing of our front office banking staff, as well as the continued implementation of our disciplined expense management.

Salaries and employee benefits for 2006 increased $14.8 million compared to 2005. This increase was due, in part, to an increase in staffing levels as we added 60 full-time equivalent employees during 2006 principally related to new office additions and to support growth. During 2006, we added experienced key officers to further implement our growth strategy. Additionally, we experienced higher incentive compensation expense as we crossed higher thresholds of production and profitability.

Occupancy expense for 2007 increased $2.3 million compared to 2006. During 2006, we completed three separate sale/leaseback transactions of 18 banking centers resulting in additional rental expense which was partially offset by a reduction in depreciation. Additionally, since the third quarter of 2006, we have added nine banking centers in conjunction with the BOTH and Partners Bank acquisitions.

Technology expense increased $2.0 million for 2007 compared to 2006 and $1.4 million for 2006 compared to 2005. The increase in 2007 compared to 2006 was primarily due to three acquisitions completed since the third quarter of 2006 which contributed approximately $962 thousand of additional expense. In 2007 and 2006, depreciation increased due to hardware and customer products added including an upgrade in the Bank’s deposit system.

Professional fees decreased $2.0 million for 2007 compared to 2006 primarily due to a decrease in consulting fees. During the first quarter of 2007, we reevaluated our need for the use of consultants and other professionals and determined that in certain areas we have the internal resources and skills necessary to handle these specialized tasks. Professional fees decreased $380 thousand for 2006 compared to 2005 due, in part, to a decrease in legal fees primarily related to a decrease in nonperforming assets over the prior year.

In 2007, we recorded $920 thousand in acquisition-related expenses incurred in connection with the acquisitions of Partners Bank and MBM Advisors. In 2006, we recorded $638 thousand in acquisition-related expenses incurred in connection with the acquisition of BOTH. Acquisition related expenses include certain contract termination costs, retention bonuses and data processing costs related to the conversions of computer systems.

Other noninterest expense was $18.6 million for 2007, down $166 thousand compared to 2006. Since the third quarter of 2006, we have completed three acquisitions which contributed approximately $1.5 million in noninterest expense. This increase was partially offset by the write-off of $1.3 million of remaining unamortized debt issuance costs related to the prepayment of $29.6 million of junior subordinated debt in 2006. Other noninterest expense was $18.7 million for 2006, up $3.8 million or 25.5% compared to 2005, due in part, the write-off of $1.3 million of unamortized debt issuance costs in 2006.

Income Taxes. We provided $25.7 million, $21.9 million and $16.0 million for federal and state income taxes for 2007, 2006 and 2005, respectively. The effective tax rates for 2007, 2006 and 2005 were approximately 33%, 32% and 31%, respectively. During 2005, the Internal Revenue Service commenced an examination of our federal income tax return for the 2003 tax year. This examination was completed during the third quarter of 2006, resulting in an additional federal income tax obligation of $1.2 million. This obligation was previously accrued as part of our overall tax contingency reserve. During 2006 and 2005, we revised our estimate to remove contingent liabilities totaling $473 thousand and $851 thousand, respectively, related to the expiration of previous tax contingencies. These reductions resulted in lower effective tax rates during these periods.

We expect our effective tax rate to continue to run at the 33% level dependent largely upon the size of our tax-exempt securities portfolio and bank-owned life insurance income.

Financial Condition

Loans Held for Investment. The following table summarizes our loan portfolio by type, excluding loans held for sale as of December 31 (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and industrial	$912,604	27.3%	$824,494	26.8%	$738,061	27.4%	$682,209	29.2%	$671,482	31.5%
Real estate:
Commercial	1,387,014	41.5%	1,336,465	43.4%	1,221,610	45.4%	1,043,960	44.6%	829,199	38.9%
Construction	714,600	21.4%	597,985	19.4%	438,454	16.3%	329,982	14.1%	327,295	15.4%
Residential	226,033	6.8%	209,163	6.8%	190,701	7.1%	183,839	7.9%	195,363	9.2%
Consumer/other	75,626	2.3%	79,642	2.6%	72,937	2.7%	72,997	3.1%	98,928	4.6%
Foreign loans	23,960	0.7%	30,096	1.0%	29,245	1.1%	25,109	1.1%	8,464	0.4%

Total	$3,339,837	100.0%	$3,077,845	100.0%	$2,691,008	100.0%	$2,338,096	100.0%	$2,130,731	100.0%

At December 31, 2007, loans held for investment were $3.3 billion, an increase of $262 million or 8.5% over loans held for investment at December 31, 2006. Loans held for investment acquired as a result of the acquisition of Partners Bank on March 30, 2007 totaled $133 million. The remaining increase in loans was primarily due to internal loan growth in real estate and commercial and industrial loans which increased $70.3 million and $47.6 million, respectively. This growth during 2007 was partially offset by the sale of approximately $20 million of performing commercial real estate loans from the held for investment portfolio, which were sold as part of our ongoing management of the size, concentration and risk profile of the commercial real estate portfolio.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual sales ranging up to $50 million. Typically, our customers have financing requirements between $50 thousand and $5 million. The Bank’s legal lending limit was $91.0 million at December 31, 2007 and was not exceeded by any single loan relationship. At December 31, 2007, commercial real estate loans and commercial and industrial loans were 41.5% and 27.3%, respectively, of loans held for investment.

We make commercial loans primarily to small and medium-sized businesses and to professionals. Our commercial loan products include revolving lines of credit, letters of credit, working capital loans, loans to finance accounts receivable and inventory and equipment finance leases. Commercial loans typically have floating rates of interest and are for varying terms (generally not exceeding three years). In most instances, these loans are personally guaranteed by the business owner and are secured by accounts receivable, inventory and/or other business assets. In addition to the commercial loans secured solely by non-real estate business assets, we make commercial loans that are secured by owner-occupied real estate, as well as other business assets.

Commercial mortgage loans are often secured by first liens on real estate, typically have floating interest rates, and are most often amortized over a 15-year period with balloon payments due at the end of three years. In underwriting commercial mortgage loans, we give consideration to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower.

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

We also make loans to finance the construction of residential and nonresidential properties, such as retail shopping centers and commercial office buildings. Generally, construction loans are secured by first liens on real estate and have floating interest rates. We conduct periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in our construction lending activities.

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other business relationships with us.

The following table presents loan maturities of the total loan portfolio excluding residential mortgage and consumer loans at December 31, 2007 (in thousands). The table also presents the portion of loans that have fixed interest rates or variable interest rates that re-price at various intervals over the life of the loan.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$602,484	$268,116	$42,004	$912,604
Real estate—commercial	181,075	649,016	556,923	1,387,014
Real estate—construction	361,153	258,489	94,958	714,600
Foreign loans	9,012	14,607	341	23,960

Total loans	$1,153,724	$1,190,228	$694,226	$3,038,178

Loans with a fixed interest rate	$269,622	$831,454	$226,952	$1,328,028
Loans with a floating interest rate	884,102	358,774	467,274	1,710,150

Total loans	$1,153,724	$1,190,228	$694,226	$3,038,178

As of December 31, 2007, there was no concentration of loans to any one industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions. The Bank had no material foreign loans outstanding for the years ended December 31, 2003 through 2007 that are not cash secured or Ex-Im Bank guaranteed.

At December 31, 2007, loans held for investment were 90.9% of deposits and 73.6% of total assets. As of December 31, 2007, we had no material concentrations of loans. Loans held for investment were 92.3% of deposits and 74.7% of total assets at December 31, 2006.

Loans Held for Sale. Loans held for sale totaled $78.4 million at December 31, 2007, as compared with $54.7 million at December 31, 2006. Loans held for sale acquired as a result of the acquisition of Partners Bank on March 30, 2007 totaled $9.4 million. Loans held for sale include the guaranteed portion of Small Business Administration (SBA) loans originated by the Bank and loans originated as part of the Bank’s wholesale lending operations. Due to the timing of the purchases and sales of SBA and other loans to investors, the balance of loans in the held for sale category at any given time may vary.

Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and we have the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value.

Securities. The carrying amount of securities we held at December 31 is shown below (dollars in thousands):

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$11,601	2.4%	$6,425	1.6%	$9,924	2.0%
Obligations of states of the U.S. and political subdivisions	1,714	0.4%	2,321	0.6%	3,326	0.7%
Mortgage-backed securities and collateralized mortgage obligations	448,779	94.1%	385,815	94.3%	466,728	94.1%
Other securities	14,596	3.1%	14,790	3.5%	15,967	3.2%

Total	$476,690	100.0%	$409,351	100.0%	$495,945	100.0%

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$96,593	53.6%	$91,946	56.0%	$58,288	47.4%
Mortgage-backed securities and collateralized mortgage obligations	83,493	46.4%	72,317	44.0%	64,765	52.6%

Total	$180,086	100.0%	$164,263	100.0%	$123,053	100.0%

At December 31, 2007, securities totaled $657 million, an increase of $83.2 million, or 14.5%, from $574 million at December 31, 2006. These securities represented 14.5% and 13.9% of total assets as of December 31, 2007 and 2006, respectively. We added $11.0 million to the securities portfolio due to the acquisition of Partners Bank. We plan for minimal near-term growth in the investment portfolio depending upon the market levels of interest rates and the need to maintain adequate liquidity.

Net unrealized losses on the available-for-sale securities were $2.7 million at December 31, 2007 as compared to $10.2 million at December 31, 2006. Management believes that the unrealized losses on our securities portfolio were caused primarily by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2007. We recorded a realized loss of $562 thousand on certain interest-only securities during the fourth quarter of 2006. These securities are tied to an underlying government guaranteed loan and are subject to prepayment and interest rate fluctuations. These securities had been in an unrealized loss position since the fourth quarter of 2005. Given the prepayment factors for the underlying loan and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired at December 31, 2006.

The carrying amount of securities at December 31, 2007, by contractual maturity is shown below (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due After Five Years through Ten Years		Due After Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$9,832	4.76%	$1,769	4.89%	$—	—	$—	—	$11,601
Obligations of states of the U.S. and political subdivisions	361	3.94%	1,033	3.84%	320	5.44%	—	—	1,714
Mortgage-backed securities and collateralized mortgage obligations	15,633	4.01%	309,118	4.64%	83,067	4.99%	40,961	5.04%	448,779
Other securities	14,596	0.82%	—	—	—	—	—	—	14,596

Total	$40,422	3.04%	$311,920	4.64%	$83,387	4.99%	$40,961	5.04%	$476,690

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$7,655	4.29%	$48,976	3.65%	$35,625	3.76%	$4,337	4.07%	$96,593
Mortgage-backed securities and collateralized mortgage obligations	2,347	3.78%	48,518	4.69%	29,275	5.65%	3,353	5.44%	83,493

Total	$10,002	4.17%	$97,494	4.17%	$64,900	4.61%	$7,690	4.67%	$180,086

The tax equivalent book yield on the Bank’s securities portfolio for 2007 was 4.6%. The weighted-average life of the portfolio was approximately 4.1 years, and the modified duration was approximately 3.5 years at December 31, 2007. The tax equivalent book yield on the Bank’s securities portfolio for 2006 was 4.5%. The weighted-average life of the portfolio was approximately 3.1 years, and the modified duration was approximately 2.7 years at December 31, 2006.

We did not own the securities of any one issuer (other than the U.S. government and its agencies) of which the aggregate adjusted cost exceeded 10% of consolidated shareholders’ equity at December 31, 2007.

Deposits. Our lending and investing activities are funded primarily by deposits, approximately 73% of which were core deposits at December 31, 2007. Core deposits exclude brokered deposits and time deposits over $100,000. These “jumbo” deposits are characteristically more sensitive to changes in interest rates and, thus we do not consider these a part of our core funding.

Total deposits as of December 31, 2007 increased $339 million to $3.7 billion, up 10.2% compared to $3.3 billion at December 31, 2006. Deposits acquired in the acquisition of Partners Bank on March 30, 2007 totaled $166 million. The internal deposit growth we experienced during 2007 was driven primarily by interest-bearing and certificates and other time deposits. Interest-bearing deposits at December 31, 2007 were $2.6 billion as compared to $2.3 billion at December 31, 2006, an increase of $305 million or 13.4%. Approximately 70.3% of deposits at December 31, 2007 were interest-bearing. The percentage of interest-bearing demand and noninterest-bearing demand deposits to total deposits as of December 31, 2007 was 38.2% and 29.7%, respectively, and our loan to deposit ratio at December 31, 2007 was 93.0%.

The average balances and weighted average rates paid on deposits for each of the past three years ended December 31 are presented below (dollars in thousands):

	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$1,080,099		$1,013,788		$936,215
Interest-bearing demand and savings deposits	1,304,168	2.24%	1,093,652	1.64%	978,218	0.87%
Time deposits	1,065,147	4.72%	803,698	4.10%	641,218	2.88%
Brokered certificates of deposit	126,246	4.31%	114,734	4.08%	51,506	3.14%

Total deposits	$3,575,660	3.40%	$3,025,872	2.76%	$2,607,157	1.71%

Average total deposits increased $550 million in 2007 compared to 2006. The increase during 2007 was primarily attributable to internal deposit growth and the acquisition of Partners Bank completed in March 2007. The changes in deposit mix and interest rates increased the average cost of funds for deposits by 64 basis points in 2007.

Average total deposits increased $419 million in 2006 compared to 2005. The increase during 2006 was primarily attributable to internal deposit growth and the acquisition of BOTH completed in September 2006. The changes in deposit mix and interest rates increased the average cost of funds for deposits by 105 basis points in 2006.

Average brokered certificates of deposit totaled $126 million in 2007, $115 million in 2006 and $52 million in 2005. We utilize brokered deposits together with other borrowed funds as a source of funding for our lending and investment activities.

The maturities of time deposits of $100 thousand or more at December 31, 2007 are shown below (in thousands):

Three months or less	$491,804
Over three through six months	100,951
Over six through twelve months	196,119
Thereafter	50,836

$839,710

Other Borrowed Funds. Deposits are the primary source of funds for our lending, investment and general business activities. As of December 31, 2007, we had $197 million in other borrowings compared to $221 million at December 31, 2006, a decrease of $23.5 million or 10.7% due to deposit growth. Our primary source of other borrowings is the Federal Home Loan Bank (“FHLB”). FHLB advances are available to us under a security and pledge agreement. At December 31, 2007, we had total funds of $1.0 billion available under this agreement of which $188 million was outstanding. We also had other credit facilities available to us at December 31, 2007 through various correspondent banking and investment dealer relationships.

Details of other borrowed funds are as follows (dollars in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Federal Home Loan Bank advances
Balance outstanding at period-end	$187,500	$193,500	$370,000
Weighted average interest rate at period-end	2.91%	5.36%	3.98%
Maximum outstanding at any month-end	$190,000	$381,000	$476,000
Daily average balance	104,338	312,746	433,373
Weighted average interest rate for the period	5.05%	4.98%	3.22%
Federal funds purchased and repurchase agreements
Balance outstanding at period-end	$9,647	$27,175	$22,850
Weighted average interest rate at period-end	4.32%	5.43%	4.40%
Maximum outstanding at any month-end	$36,533	$35,050	$41,375
Daily average balance	30,010	32,354	33,405
Weighted average interest rate for the period	5.20%	5.23%	3.46%

At December 31, 2007, borrowings under FHLB advances totaled $188 million. The average interest rate on these borrowings was 2.91% at December 31, 2007. At December 31, 2007, the Company had $40.0 million of FHLB advances that mature in ten years and $500 thousand of FHLB advances that mature in three years. The remaining advances had maturities of under ten days. These borrowings are collateralized by single family residential mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Federal funds purchased are available lines at correspondent banks that typically mature within one to ninety days. As of December 31, 2007, federal funds outstanding with a correspondent bank were $9.2 million and payable upon demand. The Bank also sells certain securities under agreements to repurchase. Repurchase agreements are stated at the amount of cash received in connection with the transaction and totaled $422 thousand at December 31, 2007. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the balance sheet. The securities underlying the agreements remain in the asset accounts.

Notes Payable. We maintain a $40 million line of credit with Wells Fargo Bank. This line of credit is available for general corporate purposes including the funding of potential acquisitions. The credit facility contains certain restrictive loan covenants, including, among others, covenants limiting our ability to merge with another entity, make any substantial changes in the nature of our business, dispose of a substantial or material amount of assets other than in the ordinary course of business, guarantee obligations of third parties, make loans or investments in any third party in excess of $30 million and pledge our assets. We did not have any borrowings under our credit facility with Wells Fargo Bank at December 31, 2007 or 2006.

Subordinated Debt. In April 2003, the Bank raised approximately $50 million through a private offering of subordinated notes. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. In June 2003, we entered into an interest rate swap agreement in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, we receive a fixed coupon rate of 7.375% and pay a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge that qualifies for the “shortcut method” of accounting. The fair value of the swap is currently included in other liabilities as the hedge is considered effective. If the swap were to become ineffective the change in the fair value would be reflected in our statement of income. The swap’s floating rate on December 31, 2007 was 8.87%.

Junior Subordinated Debt/Company Obligated Mandatorily Redeemable Trust Preferred Securities. As of December 31, 2007, we had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Junior Subordinated Debt Owed To Trusts	Final Maturity Date
Statutory Trust One	August 30, 2002	$20,000	3-month LIBOR plus 3.45%	$20,619	August 30, 2032
Capital Trust III	September 26, 2002	31,250	8.30% Fixed	32,217	September 26, 2032
BOTH Capital Trust I	June 30, 2003	4,000	3-month LIBOR plus 3.10%	4,124	July 7, 2033
Capital Trust IV	March 26, 2007	25,000	3-month LIBOR plus 1.60%	25,774	June 15, 2037

Total		$80,250		$82,734

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

On March 1, 2005, the Federal Reserve adopted final rules for the capital treatment of trust preferred securities. The rules, as applicable to us, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At December 31, 2007, the entire amount of the $80.3 million would count as Tier 1 capital. Any excess amount not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. There is a five-year transition period for banks to become compliant with the new rules. Additionally, the rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Refer to Note 18 to the Consolidated Financial Statements for a discussion of the impact of the final rule on our regulatory capital ratios.

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

Nonperforming assets consisted of the following (in thousands):

	2007	2006	2005	2004	2003
Nonperforming loans:
Nonaccrual	$19,445	$10,611	$21,841	$20,605	$33,887
Restructured	769	776	—	—	—

Total nonperforming loans	20,214	11,387	21,841	20,605	33,887
Foreclosed assets:
Real estate acquired by foreclosure	3,683	1,465	460	1,536	2,124
Other repossessed assets	152	404	137	216	169

Total foreclosed assets	3,835	1,869	597	1,752	2,293

Total nonperforming assets	$24,049	$13,256	$22,438	$22,357	$36,180

Nonperforming loans to period-end loans	0.59%	0.36%	0.81%	0.88%	1.57%
Nonperforming assets to period-end assets	0.53%	0.32%	0.60%	0.67%	1.13%

Accruing loans past due 90 days or more	$1,304	$2,731	$162	$2,395	$35

Nonperforming assets were $24.0 million at December 31, 2007, a $10.8 million increase from $13.3 million at December 31, 2006. This increase can be attributed to three relationships and are not indicative of any systemic problem in our portfolio, the economy or concentrated in any industry.

Interest foregone on nonaccrual loans was approximately $1.9 million and $1.3 million during 2007 and 2006, respectively. Accruing loans past due 90 days or more at December 31, 2007 totaled $1.3 million compared to $2.7 million at December 31, 2006 and consisted primarily of government guaranteed loans.

Allowance for Credit Losses. The allowance for credit losses and the related provision for credit losses are determined based on the historical credit loss experience, changes in the loan portfolio, including size, mix and risk of the individual loans, and current economic conditions. We monitor economic conditions in our local market areas and the probable impact on borrowers, on past-due amounts, on related collateral values, on the number and size of the non-performing loans and on the resulting amount of charge-offs for the period.

The provision for credit losses for 2007 was $3.8 million as compared to $4.1 million for 2006. The lower provision for credit losses during 2007 is reflective of the favorable improvements in net charge-offs and of the general improvement in our asset quality that has been a function of both a healthy Texas economy and a strengthening in our credit culture.

Net charge-offs were $2.9 million or 0.09% of average loans for 2007 compared to $5.7 million or 0.20% of average loans during 2006. Net charge-offs decreased $2.8 million during 2007 as compared to 2006. These improvements in asset quality are primarily attributable to several internal changes during the past two years. Some of these changes include: implementing a consumer and micro-business loan credit scoring system, updating and revising our loan policy, standardizing our loan funding process, improving our loan approval process and enhancing our credit culture to take a more value-added risk management approach.

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

The allowance for loan losses at December 31, 2007 was $34.4 million and represented 1.01% of total loans. The allowance for loan losses at December 31, 2007 was 170.41% of nonperforming loans, down from 281.27% at December 31, 2006. The reserve for unfunded lending commitments was $927 thousand at December 31, 2007 and 2006.

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

At December 31, 2007, substandard loans totaled $49.6 million, of which $14.7 million were loans designated as nonaccrual; and doubtful loans totaled $3.4 million all of which were designated as nonaccrual.

In addition to the internally classified loan list and delinquency list of loans, we maintain a separate “watch list” which further aids in monitoring the loan portfolios. Watch list loans show warning elements, deficiencies that require attention in the short run, or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. We review these loans in assessing the adequacy of the allowance for credit losses. As of December 31, 2007 and 2006, watch list loans totaled $94.9 million and $93.4 million, respectively.

Management assigns loan grades by individual loan and allocations are made within each loan grade. Loans are assigned a grade according to payment history, collateral values, and financial condition of the borrower.

The Bank maintains an adequate allowance for credit losses through its watch list classifications, allocating an increasing reserve amount as the severity of a problem loan increases. The Bank maintains an unallocated reserve for satisfactory non-classified credits based, in part, on the average of the last three year’s actual net charge-offs.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses at January 1	$32,027	$31,230	$29,406	$30,722	$27,248
Charge-offs:
Commercial and industrial	3,267	4,372	12,410	10,365	10,597
Real estate, mortgage and construction	1,066	3,879	1,768	3,405	4,486
Consumer/other	1,629	1,199	1,535	1,446	1,590

Total charge-offs	5,962	9,450	15,713	15,216	16,673
Recoveries:
Commercial and industrial	1,829	3,205	1,773	2,094	1,447
Real estate, mortgage and construction	47	79	711	159	157
Consumer/other	1,189	507	268	223	343

Total recoveries	3,065	3,791	2,752	2,476	1,947

Net charge-offs	2,897	5,659	12,961	12,740	14,726
Allowance for credit losses associated with acquired institutions	1,496	2,152	761	—	855
Allowance for loan losses sold with divestiture	—	—	—	—	(353)
Provision for loan losses	3,820	4,304	14,024	11,424	17,698

Allowance for loan losses at December 31	$34,446	$32,027	$31,230	$29,406	$30,722

Reserve for unfunded loan commitments at January 1	927	1,173	826	—	—
Provision for losses on unfunded loan commitments	—	(246)	347	826	—

Reserve for unfunded loan commitments at December 31	927	927	1,173	826	—

Total allowance for credit losses at December 31	$35,373	$32,954	$32,403	$30,232	$30,722

Ratios:
Allowance for loan losses to period end loans	1.01%	1.02%	1.16%	1.25%	1.42%
Net charge-offs to average loans	0.09%	0.20%	0.51%	0.58%	0.60%
Allowance for loan losses to period-end nonperforming loans	170.41%	281.27%	142.99%	142.71%	90.66%

The following table shows the allocation of the allowance for loan losses among various categories of loans. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any category of loans. In 2006, we changed our allowance methodology to allow more specific allocation of our reserves.

	December 31,
	2007		2006		2005		2004		2003
	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment
	(dollars in thousands)
Balance of allowance for loan losses at end of period applicable to:
Commercial and industrial	$12,887	28%	$12,101	28%	$6,429	28%	$8,925	30%	$11,844	32%
Real estate, mortgage and construction	17,645	70%	16,769	70%	8,738	69%	10,647	67%	8,855	64%
Consumer/other	2,851	2%	2,262	2%	730	3%	764	3%	1,009	4%
Unallocated	1,063	N/A	895	N/A	15,333	N/A	9,070	N/A	9,014	N/A

Total	$34,446	100%	$32,027	100%	$31,230	100%	$29,406	100%	$30,722	100%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of December 31, 2007 and 2006:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
December 31, 2007
+200	-0.26%
+100	-0.08%
Base	0.00%
-100	-0.56%
-200	-1.44%
December 31, 2006
+200	0.56%
+100	-0.06%
Base	0.00%
-100	-2.78%
-200	-5.27%

Each rate scenario reflects unique prepayment and repricing assumptions. Because of uncertainties related to customer behaviors, loan and deposit pricing levels, competitor behaviors, and socio-economic factors that could affect the shape of the yield curve, this analysis is not intended to and does not provide a precise forecast of the affect actual changes in market rates will have on us. The interest rate sensitivity analysis includes assumptions that: (i) the composition of our interest sensitive assets and liabilities existing at year end will remain constant over the measurement period; and (ii) changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, this analysis does not contemplate any actions that we might undertake in response to changes in market factors. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

Our potential obligations associated with commitments to extend credit and outstanding letters of credit as of December 31, 2007 are summarized below (in thousands).

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Commitments to extend credit	$127,142	$206,079	$239,500	$356,506	$929,227
Standby letters of credit	75,175	55,090	5,080	—	135,345

Total	$202,317	$261,169	$244,580	$356,506	$1,064,572

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

Off-balance sheet arrangements also include an interest rate swap, an interest rate floor and an interest rate collar which can be found in Note 11 and our Trust Preferred Securities. Further information regarding the Trust Preferred Securities can be found in Note 10 to the Consolidated Financial Statements.

Our future contractual cash payments are as follows (in thousands):

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Junior subordinated debt	$—	$—	$—	$82,734	$82,734
Subordinated debt	—	—	—	50,000	50,000
Interest expense related to long-term debt	10,530	21,088	21,174	127,535	180,327
Operating leases	6,886	12,815	11,557	58,196	89,454
Certificates and other time deposits	1,093,933	69,085	15,198	58	1,178,274

Total	$1,111,349	$102,988	$47,929	$318,523	$1,580,789

The amount shown above for subordinated debt represents our contractual obligation. The subordinated debt is reflected in the consolidated balance sheet at its fair value. As discussed earlier, the Bank entered into an interest rate swap designated as a fair-value hedge of the subordinated debt. Refer to Note 11 in the Consolidated Financial Statements for further information.

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

Capital and Liquidity

Capital—At December 31, 2007, shareholders’ equity totaled $480 million or 10.6% of total assets, as compared to $409 million or 9.9% of total assets at December 31, 2006. Our risk-based capital ratios together with the minimum capital amounts and ratios as of December 31, 2007 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$454,030	11.1%	$327,180	8.0%
Tier 1 Capital (to Risk Weighted Assets)	369,965	9.1%	163,590	4.0%
Tier 1 Capital (to Average Assets)	369,965	8.6%	172,366	4.0%

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

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At December 31, 2007, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $39.7 million. It is not anticipated that such restrictions will have an impact on the ability of Sterling Bancshares to meet its ongoing cash obligations. Additionally, Sterling

Bancshares maintains a $40 million line of credit with Wells Fargo. This line of credit is available for general corporate purposes including the funding of potential acquisitions.

During the second quarter of 2006, we prepaid all of our $29.6 million 9.20% Junior Subordinated Deferrable Interest Debentures. The payment of these Debentures was funded by a dividend from the Bank.

On July 30, 2007, our Board of Directors amended its existing common stock repurchase program originally adopted by the Board on April 26, 2005. The amendment increases by 750,000 shares the total number of shares that may be repurchased under the Program in the fiscal year 2007. The aggregate number of shares originally approved by the Board for repurchase under the Program remains unchanged at 3,750,000 shares. We may repurchase our shares of common stock from time to time in the open market or through privately negotiated transactions. We plan to fund any share repurchases from available cash or short-term borrowings.

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

The Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act have concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING AND COMPLIANCE WITH DESIGNATED LAWS AND REGULATIONS

Management’s Report on Internal Control over Financial Reporting

Management of Sterling Bancshares, Inc. and subsidiaries (the “Company”) is responsible for preparing the Company’s annual financial statements. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2007.

J. Downey Bridgwater Chairman, President and Chief Executive Officer

Zach L. Wasson Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sterling Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Sterling Bancshares, Inc. and subsidiaries (the “Bank”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Bank’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Bank’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Bank’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007 of the Bank and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

Houston, Texas

February 28, 2008

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item as to the directors and executive officers is hereby incorporated by reference from the information appearing under the captions “Election of Directors,” “Information about the Board of Directors, Committees of the Board, and Committees of the Bank,” “Executive Officers and Other Significant Employees,” “Section 16 Beneficial Ownership Reporting Compliance” and “Corporate Governance and Nominating Committee” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of year end. The information required by this Item as to the Code of Ethics for Senior Financial Officers is hereby incorporated by reference from “Item 1—Business—Available Information” of this report.

ITEM 11.	Executive Compensation

The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the caption “Compensation Discussion and Analysis,” “Human Resources Programs Committee Decisions,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Equity Compensation Plan Information,” and “Grants of Plan-Based Awards” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of year end. Notwithstanding the foregoing, in accordance with the instructions to Item 407 of Regulation S-K, the information contained in the Company’s proxy statement under the subheading “Human Resources Programs Committee Decisions” shall be deemed Furnished, and not Filed, in this Form 10-K, and shall not be incorporated by reference into any Filing under the Securities Act or the Exchange Act as a result of Furnishing, except to the extent the Company specifically incorporates it by reference.

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

The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the captions “Certain Transactions with Related Persons,” and “Director Independence” in the Company’s definitive proxy to be filed with the SEC pursuant to the Exchange Act within 120 days of year end.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item as to disclosures regarding accounting fees and services is hereby incorporated by reference to such information appearing under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s definitive proxy to be filed with the SEC pursuant to the Exchange Act within 120 days of year end.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report

1.	Consolidated Financial Statements. The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit No.
2.1	Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, Inc. and CaminoReal Bancshares of Texas, Inc., as amended. [Incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]

2.3	Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.4	Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]

Exhibit No.
2.5	Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

2.6	Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo. [Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.7	Stock Purchase Agreement dated as of July 16, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.8	Amendment No. 1 to Stock Purchase Agreement dated as of September 30, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 to the Company’s Current Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.9	Agreement and Plan of Merger dated August 18, 2003 by and among Sterling Bancshares, Inc., SB 2003, Inc. and South Texas Capital Group, Inc. [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 (File No. 000-20750).]

2.10	Agreement and Plan of Merger Dated July 7, 2005 by and among Sterling Bancshares, Inc., SBPB, Inc., and Prestonwood Bancshares, Inc. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

2.11	Agreement and Plan of Merger dated July 25, 2006 between Sterling Bancshares, Inc. and BOTH, Inc. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006.]

2.12	Agreement and Plan of Merger dated January 24, 2007 between Sterling Bancshares, Inc., Sterling Bank and Partners Bank of Texas. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007.]

2.13	Share Exchange Agreement dated May 3, 2007, among the Company, MBM Advisors and the shareholders of MBM Advisors. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company effective August 13, 2007. [Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on August 19, 2007 (File No. 000-20750).]

3.2	Amended and Restated Bylaws of Sterling Bancshares, Inc. (as of October 29, 2007). [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

Exhibit No.
4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	9.20% Subordinated Deferrable Interest Debenture due March 21, 2031. [Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.5	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.8	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.11	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Notes due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.13	Amended and Restated Declaration of Trust by and among Sterling Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.14	Indenture by and between Sterling Bancshares, Inc., as issuer, and Wilmington Trust Company, as trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

Exhibit No.
4.15	Guarantee Agreement by and between Sterling Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.16	Form of Capital Securities Certificate of Sterling Bancshares Capital Trust IV, dated March 26, 2007. [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.17	Sterling Bancshares, Inc. Deferred Compensation Plan (as Amended and Restated) [Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed August 29, 2007 (File No. 333-145774 ).]

10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5	Credit Agreement dated October 1, 2004 made by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000. [Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.]

10.6	First Amendment to Credit Agreement dated as of March 8, 2005 by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.]

10.7	Second Amendment to Credit Agreement between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association, dated September 29, 2005. [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 5, 2005 (File No. 000-207500).]

10.8***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 20, 2007, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 26, 2007 (File No. 000-207500).]

10.11***	Amended and restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan effective April 30, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 14, 2007. (File No. 000-207500).]

Exhibit No.
10.12	***	Consulting Agreement between Sterling Bancshares, Inc. and George Martinez executed on June 9, 2004, and effective as of June 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].

10.13	***	Amendment to Employment and Consulting Agreement between Sterling Bancshares, Inc. and George Martinez dated December 22, 2005. [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 27, 2005 (File No. 000-207500).]

10.14	***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

		Wanda S. Dalton	Travis Jaggers
		James W. Goolsby, Jr.	Graham B. Painter

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501).]

10.15	***	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.16	***	Form of Incentive Stock Agreement. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.17	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]

10.18	***	Short Term Incentive Program for Shared Services. [Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.19	***	Short Term Incentive Program for Bank Offices. [Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.20	***	Severance and Non-Competition Agreement dated effective May 2, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 5, 2005 (File No. 000-207500).]

10.21	***	Severance and Non-Competition Agreement dated effective January 1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Robert S. Smith. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005 (File No. 000-207500).]

10.22	***	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005. [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-207500).]

Exhibit No.
10.23	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc. and John A. Rossitto dated January 23, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2006 (File No. 000-207500).]

10.24	***	Summary Description of Non-Employee Director compensation. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.25	***	Summary of Named Executive Officer Compensation. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.26	***	Summary Description of Compensation - Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2005 (File No. 000-207500).]

10.27		Purchase and Sale Agreement, dated November 13, 2006, between Sterling Bank and First States Group, L.P. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2006.]

10.28	***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Stephen C. Raffaele. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.29	***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Stephen C. Raffaele. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.30	***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.31	***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown. [Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.32	***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown. [Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.33	***	Form of Phantom Share Agreement. [Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.34	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Deborah Dinsmore, dated February 24, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2006.]

10.35	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and C. Wallis McMath, Jr., dated March 1, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006.]

10.36	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Zach L. Wasson dated December 4, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2006.]

Exhibit No.
10.37	Placement Agreement by and among Sterling Bancshares, Inc., Sterling Bancshares Capital Trust IV, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated March 14, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

10.38	Amendment to Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, Sterling Bank, a banking association chartered by the State of Texas, and Stephen C. Raffaele effective June 29, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-20750).]

10.39	Long-Term Incentive (LTI) Stock Performance Program [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5. 2007 (File No. 000-20750).]

21.1*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of J. Downey Bridgwater, Chairman, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Zach L. Wasson, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.
***	Management Compensation Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCSHARES, INC.

DATE: February 29, 2008	by	/S/ J. DOWNEY BRIDGWATER
J. Downey Bridgwater Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 29th day of February, 2008.

SIGNATURE	TITLE	SIGNATURE	TITLE

/s/ J. DOWNEY BRIDGWATER J. Downey Bridgwater	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	/s/ GLENN H. JOHNSON Glenn H. Johnson	Director

/s/ ZACH L. WASSON Zach L. Wasson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ R. BRUCE LABOON R. Bruce LaBoon	Director

/s/ DAVID L. HATCHER David L. Hatcher	Lead Director	/s/ G. EDWARD POWELL G. Edward Powell	Director

/s/ EDWARD R. BARDGETT Edward R. Bardgett	Director	/s/ RAIMUNDO RIOJAS E. Raimundo Riojas E.	Director

/s/ GEORGE BEATTY, JR. George Beatty, Jr.	Director	/s/ ROLAND RODRIGUEZ Roland Rodriguez	Director

/s/ ANAT BIRD Anat Bird	Director	/s/ DAN C. TUTCHER Dan C. Tutcher	Director

/s/ BRUCE J. HARPER Bruce J. Harper	Director	/s/ MAX W. WELLS Max W. Wells	Director

/s/ BERNARD A. HARRIS, JR., MD Bernard A. Harris, Jr., MD	Director

EXHIBIT TABLE

Exhibit No.
2.1	Agreement and Plan of Merger dated as of October 23, 2000 among the Company, Sterling Bancorporation, Inc. and CaminoReal Bancshares of Texas, Inc., as amended. [Incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated as of March 1, 2001, by and between Sterling Bancshares, Inc. and Lone Star Bancorporation, Inc., as amended. [Incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 000-20750).]

2.3	Agreement and Plan of Merger dated as of October 1, 2001 by and among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and Community Bancshares, Inc., as amended. [Incorporated by reference to Exhibit 2.7 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.4	Agreement and Plan of Merger Among Sterling Bancshares, Inc., Sterling Bancorporation, Inc. and ENB Bankshares Inc. dated as of May 22, 2002. [Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-20750).]

2.5	Purchase and Assumption Agreement dated July 12, 2002 between Sterling Bank Inc. and James Wilson as amended by First Amendment to Purchase and Assumption Agreement dated as of August 2, 2002. [Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002 (File No. 000-20750).]

2.6	Purchase and Assumption Agreement dated as of October 29, 2002 between Sterling Bank Inc. and South Texas National Bank of Laredo. [Incorporated by reference to Exhibit 2.9 of the Company’s Annual Report on Form 10-K (File No. 000-20750).]

2.7	Stock Purchase Agreement dated as of July 16, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.8	Amendment No. 1 to Stock Purchase Agreement dated as of September 30, 2003 by and among Sterling Bancshares, Inc., Sterling Bank, CMCR Holding Company and RBC Mortgage Company. [Incorporated by reference to Exhibit 2.2 to the Company’s Current Form 8-K filed on October 15, 2003 (File No. 000-20750).]

2.9	Agreement and Plan of Merger dated August 18, 2003 by and among Sterling Bancshares, Inc., SB 2003, Inc. and South Texas Capital Group, Inc. [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 (File No. 000-20750).]

2.10	Agreement and Plan of Merger Dated July 7, 2005 by and among Sterling Bancshares, Inc., SBPB, Inc., and Prestonwood Bancshares, Inc. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

2.11	Agreement and Plan of Merger dated July 25, 2006 between Sterling Bancshares, Inc. and BOTH, Inc. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006.]

2.12	Agreement and Plan of Merger dated January 24, 2007 between Sterling Bancshares, Inc., Sterling Bank and Partners Bank of Texas. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007.]

2.13	Share Exchange Agreement dated May 3, 2007, among the Company, MBM Advisors and the shareholders of MBM Advisors. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007 (File No. 000-20750).]

Exhibit No.
3.1	Restated and Amended Articles of Incorporation of the Company effective August 13, 2007. [Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on August 19, 2007 (File No. 000-20750).]

3.2	Amended and Restated Bylaws of Sterling Bancshares, Inc. (as of October 29, 2007). [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	9.20% Subordinated Deferrable Interest Debenture due March 21, 2031. [Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.5	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.8	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.11	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Notes due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.13	Amended and Restated Declaration of Trust by and among Sterling Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

Exhibit No.
4.14	Indenture by and between Sterling Bancshares, Inc., as issuer, and Wilmington Trust Company, as trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.15	Guarantee Agreement by and between Sterling Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.16	Form of Capital Securities Certificate of Sterling Bancshares Capital Trust IV, dated March 26, 2007. [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.17	Sterling Bancshares, Inc. Deferred Compensation Plan (as Amended and Restated) [Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed August 29, 2007 (File No. 333-145774 ).]

10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5	Credit Agreement dated October 1, 2004 made by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association regarding a line of credit in the amount of $20,000,000. [Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.]

10.6	First Amendment to Credit Agreement dated as of March 8, 2005 by and between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association. [Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.]

10.7	Second Amendment to Credit Agreement between Sterling Bancshares, Inc. and Wells Fargo Bank, National Association, dated September 29, 2005. [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 5, 2005 (File No. 000-207500).]

10.8***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 20, 2007, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 26, 2007 (File No. 000-207500).]

10.11***	Amended and restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan effective April 30, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 14, 2007. (File No. 000-207500).]

10.12***	Consulting Agreement between Sterling Bancshares, Inc. and George Martinez executed on June 9, 2004, and effective as of June 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501)].

Exhibit No.
10.13***	Amendment to Employment and Consulting Agreement between Sterling Bancshares, Inc. and George Martinez dated December 22, 2005. [Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 27, 2005 (File No. 000-207500).]

10.14***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

Wanda S. Dalton	Travis Jaggers
James W. Goolsby, Jr.	Graham B. Painter

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501).]

10.15	***	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.16	***	Form of Incentive Stock Agreement. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.17	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]

10.18	***	Short Term Incentive Program for Shared Services. [Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.19	***	Short Term Incentive Program for Bank Offices. [Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.20	***	Severance and Non-Competition Agreement dated effective May 2, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 5, 2005 (File No. 000-207500).]

10.21	***	Severance and Non-Competition Agreement dated effective January 1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Robert S. Smith. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005 (File No. 000-207500).]

10.22	***	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005. [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-207500).]

10.23	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc. and John A. Rossitto dated January 23, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2006 (File No. 000-207500).]

10.24	***	Summary Description of Non-Employee Director compensation. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.25	***	Summary of Named Executive Officer Compensation. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

Exhibit No.
10.26***	Summary Description of Compensation - Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2005 (File No. 000-207500).]

10.27	Purchase and Sale Agreement, dated November 13, 2006, between Sterling Bank and First States Group, L.P. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2006.]

10.28***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Stephen C. Raffaele. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.29***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Stephen C. Raffaele. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.30***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.31***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown. [Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.32***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown. [Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.33***	Form of Phantom Share Agreement. [Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.34***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Deborah Dinsmore, dated February 24, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2006.]

10.35***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and C. Wallis McMath, Jr., dated March 1, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006.]

10.36***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Zach L. Wasson dated December 4, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2006.]

10.37	Placement Agreement by and among Sterling Bancshares, Inc., Sterling Bancshares Capital Trust IV, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated March 14, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

10.38	Amendment to Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, Sterling Bank, a banking association chartered by the State of Texas, and Stephen C. Raffaele effective June 29, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-20750).]

10.39	Long-Term Incentive (LTI) Stock Performance Program [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5. 2007 (File No. 000-20750).]

Exhibit No.
21.1*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of J. Downey Bridgwater, Chairman, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Zach L. Wasson, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.
***	Management Compensation Agreement

STERLING BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sterling Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Sterling Bancshares Inc. and subsidiaries (the “Bank”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sterling Bancshares, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bank’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Bank’s internal control over financial reporting.

Houston, Texas

February 28, 2008

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In thousands, except share amounts)

	2007	2006
ASSETS
Cash and cash equivalents	$133,670	$134,775
Interest-bearing deposits in financial institutions	—	198
Available-for-sale securities, at fair value	476,690	409,351
Held-to-maturity securities, at amortized cost	180,086	164,263
Loans held for sale	78,447	54,722
Loans held for investment	3,339,837	3,077,845

Total loans	3,418,284	3,132,567
Allowance for loan losses	(34,446)	(32,027)

Loans, net	3,383,838	3,100,540
Premises and equipment, net	27,905	23,475
Real estate acquired by foreclosure	3,683	1,465
Goodwill	168,815	130,858
Core deposits and other intangibles, net	15,971	10,299
Accrued interest receivable	19,701	18,692
Other assets	125,550	123,643

TOTAL ASSETS	$4,535,909	$4,117,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,092,210	$1,058,135
Interest-bearing demand	1,403,227	1,229,313
Certificates and other time	1,178,274	1,047,163

Total deposits	3,673,711	3,334,611
Other borrowed funds	197,147	220,675
Subordinated debt	48,694	46,135
Junior subordinated debt	82,734	56,959
Accrued interest payable and other liabilities	53,364	49,894

Total liabilities	4,055,650	3,708,274

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 74,926,449 and 71,938,175 issued and 73,158,949 and 71,000,675 outstanding at December 31, 2007 and 2006, respectively	74,926	71,938
Capital surplus	110,367	80,927
Retained earnings	309,903	272,179
Treasury stock, at cost, 1,767,500 and 937,500 shares held at December 31, 2007 and 2006, respectively	(20,493)	(10,902)
Accumulated other comprehensive income/(loss), net of tax	5,556	(4,857)

Total shareholders’ equity	480,259	409,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,535,909	$4,117,559

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands, except per share amounts)

	2007	2006	2005
Interest income:
Loans, including fees	$260,101	$227,083	$175,521
Securities:
Taxable	23,849	23,886	24,936
Non-taxable	3,494	2,622	2,442
Trading assets	173	696	1,318
Federal funds sold	597	261	293
Deposits in financial institutions	35	183	93

Total interest income	288,249	254,731	204,603

Interest expense:
Demand and savings deposits	29,217	17,934	8,525
Certificates and other time deposits	55,691	37,671	20,148
Other borrowed funds	6,829	17,273	15,102
Subordinated debt	4,649	4,476	3,665
Junior subordinated debt	6,239	5,571	6,933

Total interest expense	102,625	82,925	54,373

Net interest income	185,624	171,806	150,230
Provision for credit losses	3,820	4,058	14,371

Net interest income after provision for credit losses	181,804	167,748	135,859

Noninterest income:
Customer service fees	14,327	12,850	12,137
Net gain (loss) on trading assets	2	(302)	147
Net gain (loss) on sale of securities	3	(358)	60
Net gain on sale of loans	1,991	1,326	1,455
Other	19,897	17,701	13,160

Total noninterest income	36,220	31,217	26,959

Noninterest expense:
Salaries and employee benefits	81,039	76,046	61,229
Occupancy	18,366	16,075	15,556
Technology	8,843	6,882	5,524
Professional fees	4,159	6,147	6,527
Postage, delivery and supplies	3,611	3,355	3,238
Marketing	1,809	2,412	2,306
Core deposits and other intangibles amortization	2,137	1,012	521
Acquisition costs	920	638	831
Other	18,470	18,619	14,914

Total noninterest expense	139,354	131,186	110,646

Income before income taxes	78,670	67,779	52,172
Provision for income taxes	25,708	21,939	15,950

Net Income	$52,962	$45,840	$36,222

Earnings per share:
Basic	$0.73	$0.67	$0.53

Diluted	$0.72	$0.66	$0.53

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2005	—	$—	67,602	$67,602	$31,988	$213,814	—	$—	$(232)	$313,172
Comprehensive income:
Net income						36,222				36,222
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $3,628									(6,659)	(6,659)
Less: Reclassification adjustment for gains included in net income, net of taxes of $21									(39)	(39)

Total comprehensive income										29,524

Issuance of common stock			585	585	4,040					4,625
Repurchase of common stock							(188)	(1,984)		(1,984)
Cash dividends paid						(10,865)				(10,865)

BALANCE AT DECEMBER 31, 2005	—	—	68,187	68,187	36,028	239,171	(188)	(1,984)	(6,930)	334,472
Comprehensive income:
Net income						45,840				45,840
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $24									44	44
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of $967									1,796	1,796
Less: Reclassification adjustment for losses included in net income, net of taxes of $125									233	233

Total comprehensive income										47,913

Issuance of common stock			728	728	6,951					7,679
Issuance of common stock in connection with the purchase of BOTH, Inc.			3,023	3,023	37,948					40,971
Repurchase of common stock							(750)	(8,918)		(8,918)
Cash dividends paid						(12,832)				(12,832)

BALANCE AT DECEMBER 31, 2006	—	—	71,938	71,938	80,927	272,179	(938)	(10,902)	(4,857)	409,285
Comprehensive income:
Net income						52,962				52,962
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $2,641									4,903	4,903
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of $2,967									5,510	5,510

Total comprehensive income										63,375

Issuance of common stock			705	705	5,898					6,603
Issuance of common stock in connection with the purchase of Partners Bank of Texas			2,345	2,345	24,176					26,521
Shares held in Rabbi Trust			(62)	(62)	(634)					(696)
Repurchase of common stock							(830)	(9,591)		(9,591)
Cash dividends paid						(15,238)				(15,238)

BALANCE AT DECEMBER 31, 2007	—	$—	74,926	$74,926	$110,367	$309,903	(1,768)	$(20,493)	$5,556	$480.259

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands)

	Year Ended
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,962	$45,840	$36,222
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	2,194	2,447	3,117
Net (gain) loss on securities	(3)	358	(60)
Net (gain) loss on trading assets	(2)	302	(147)
Net gain on sale of loans	(1,991)	(1,326)	(1,455)
Provision for credit losses	3,820	4,058	14,371
Writedowns, less gains on sale, of real estate acquired by foreclosure	(254)	(232)	(10)
Depreciation and amortization	9,056	8,530	7,760
Proceeds from principal paydowns of trading securities	1	31,790	165,374
Proceeds from the sale of trading securities	13,137	—	—
Purchases of trading assets	(13,136)	(3,811)	(161,201)
Deferred income tax expense	(1,659)	259	(1,481)
Stock-based compensation expense (net of tax benefit recognized)	1,244	1,589	—
Excess tax benefits from share-based payment arrangements	(372)	(620)	—
Net decrease (increase) decrease in loans held for sale	977	1,621	(321)
Net gain on sale of bank assets	(717)	(1,915)	(259)
Net decrease (increase) in accrued interest receivable and other assets	4,701	(8,759)	2,519
Net increase in accrued interest payable and other liabilities	158	15,722	1,233

Net cash provided by operating activities	70,116	95,853	65,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	14,775	15,907	22,753
Proceeds from the sale of available-for-sale securities	—	98,498	60,049
Proceeds from the maturities or calls and paydowns of available-for-sale securities	88,789	103,299	143,582
Purchases of available-for-sale securities	(139,681)	(45,136)	(164,853)
Purchases of held-to-maturity securities	(30,689)	(18,007)	(28,565)
Net increase in loans held for investment	(198,802)	(371,352)	(343,218)
Proceeds from sale of real estate acquired by foreclosure	1,080	2,792	2,269
Proceeds from sale of land held for sale	—	1,570	615
Purchase of Partners Bank of Texas (including transaction costs)	(25,319)	—	—
Cash and cash equivalents acquired with Partners Bank of Texas	33,324	—	—
Purchase of MBM Advisors (including transaction costs)	(6,900)	—	—
Cash and cash equivalents acquired with MBM Advisors	104	—	—
Purchase of Bank of the Hills, Inc. (including transaction costs)	—	(31,730)	—
Cash and cash equivalents acquired with Bank of the Hills, Inc.	—	27,860	—
Purchase of Prestonwood Bancshares, Inc. (including transaction costs)	—	—	(34,638)
Cash and cash equivalents acquired with Prestonwood Bancshares, Inc.	—	—	49,035
Net change in interest-bearing deposits in financial institutions	198	21,469	496
Proceeds from sale of loans	49,909	79,902	52,368
Proceeds from sale of premises and equipment	428	31,975	379
Purchase of premises and equipment	(8,730)	(5,394)	(7,741)

Net cash used in investing activities	(221,514)	(88,347)	(247,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	173,334	198,244	276,471
Net decrease in other borrowed funds	(28,242)	(172,175)	(27,725)
Redemption of junior subordinated debt	—	(29,640)	—
Issuance of trust preferred securities	25,774	—	—
Proceeds from issuance of common stock	4,580	4,816	4,625
Repurchase of common stock	(10,287)	(8,918)	(1,984)
Excess tax benefits from share-based payment arrangements	372	620	—
Dividends paid	(15,238)	(12,832)	(10,865)

Net cash provided by (used in) financing activities	150,293	(19,885)	240,522

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,105)	(12,379)	58,715
CASH AND CASH EQUIVALENTS:
Beginning of period	134,775	147,154	88,439

End of period	$133,670	$134,775	$147,154

Supplemental information:
Income taxes paid	$23,250	$27,098	$18,752
Interest paid	104,973	75,913	51,505
Noncash investing and financing activities—
Acquisition of real estate through foreclosure of collateral	3,044	3,565	1,183
Loans to finance the sale of premises and equipment	—	1,400	—
Acquisition of Bank of the Hills, Inc.
Common Stock issued	—	40,971	—
Payable to Bank of the Hills, Inc. shareholders	—	336	—
Acquisition of Partners Bank of Texas
Common Stock issued	26,521	—	—
Acquisition of MBM Advisors, Inc.
Payable to MBM Advisors, Inc. shareholders	4,442	—	—

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization—Sterling Bancshares, Inc. (“Sterling Bancshares” and together with its subsidiaries, the “Company”), headquartered in Houston, Texas, is a bank holding company that has served the banking needs of small to medium-sized businesses for over 33 years. The Company provides commercial and consumer banking services in the greater metropolitan areas of Houston, San Antonio and Dallas, Texas through the 49 banking centers of Sterling Bank (the “Bank”), a banking association chartered under the laws of the state of Texas.

Summary of Significant Accounting and Reporting Policies—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and the prevailing practices within the financial services industry. A summary of significant accounting policies follows:

Basis of Presentation—The consolidated financial statements include the accounts of Sterling Bancshares and its subsidiaries except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. Intercompany transactions have been eliminated in consolidation. The Company operates its business as one segment providing banking services to a variety of customers.

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

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Loans Held for Investment—Loans held for investment are stated at the principal amount outstanding, net of the unearned discount and net deferred loan fees or costs. Unearned discount relates principally to consumer installment loans. Interest income for loans is recognized principally by the simple interest method.

The Company provides equipment financing to its customers through a variety of lease arrangements. Direct financing leases are included in loans held for investment and carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income.

A loan is defined as impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for loan losses related to impaired loans is determined based on the difference between the carrying value of the impaired loan and its fair value. The fair value is determined based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized.

Nonperforming Loans and Past Due Loans—Nonperforming loans are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments because of a borrower’s financial difficulty.

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

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

The Company may designate a derivative as either an accounting hedge of the fair value of a recognized fixed rate asset or an unrecognized firm commitment (“fair value” hedge) or an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values. To the extent a hedge is considered effective, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of income taxes. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized as other income in the results of operations.

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

Stock-based Compensation—The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”) which became effective beginning in 2006. The Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2006. Prior to 2006, the Company accounted for stock-based employee compensation using the intrinsic value-based method of accounting, as permitted. Under the intrinsic value-based method of accounting, no compensation expense was recognized for the Company’s incentive stock options or for the Company’s employee stock purchase plan. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The pro-forma net income and earnings per share information for the year ended December 31, 2005 presented below was determined as if we had accounted for our employee stock-based compensation under the fair value method (dollars in thousands, except for per share amounts).

2005
Net income, as reported	$36,222
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	457
Less: Total stock-based employee compensation expense determined under the fair value based method, net of related taxes	(952)

Pro-forma net income	$35,727

Earnings per share:
Basic—as reported	$0.53

Basic—pro forma	$0.53

Diluted—as reported	$0.53

Diluted—pro forma	$0.52

Profit Sharing Plan—The Company has a profit sharing plan that covers substantially all employees. Contributions to the plan are accrued and paid only when the bank records predetermined earnings per share performance and achieves a minimum return on average assets consistent with the approved plan year budget, which was $0.71 and 1.20%, respectively, for 2007.

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

Recent Accounting Standards—In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155 (“SFAS 155”) Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS Nos. 133 and 140. It establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. The primary objective of this Statement with respect to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, is to simplify accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. The

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

primary objective of this Statement with respect to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity (QSPE) may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this accounting standard on January 1, 2007 did not have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”) Accounting for Servicing of Financial Assets, an amendment of SFAS 140. It establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this accounting standard on January 1, 2007 did not have a material impact on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the funded status of a benefit plan in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation. An employer is also required to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period. SFAS 158 also requires certain disclosures in the financial statements of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. This statement is effective for financial statements issued for fiscal years ending after December 15, 2006. The adoption of this accounting standard on January 1, 2007 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Accounting Standards No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions The Company adopted SFAS 159 on January 1, 2008. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements. The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The amount of the adjustment was not significant.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”) Business Combinations (Revised 2007). SFAS 141R Statement 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. Management has not completed its evaluation of the impact of this standard; however, the Company does expect SFAS 141R to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”) Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years beginning after December 15, 2008. Management has not completed its evaluation of the impact of this standard; however, the Company does not expect it to be material to its financial statements.

2.	ACQUISITIONS AND DIVESTITURES

Acquisitions. On June 28, 2007, the Company acquired MBM Advisors, Inc. (“MBM Advisors”). MBM Advisors was an independent investment advisory and pension administration/consulting firm with approximately $700 million in assets under management providing full-services in the design, administration, investment management, and communication of retirement plans with offices in both Houston and Dallas, Texas. The completion of the acquisition of MBM Advisors provides for increased opportunities to serve the owners of small and medium-sized businesses and their employees while enhancing our noninterest income. The Company entered into a share exchange agreement with MBM Advisors and the shareholders of MBM Advisors in which the Company paid the shareholders an aggregate amount in cash equal to $6.0 million on the date of merger. An unconditional guaranteed cash payment of $3.0 million, payable over a three year earn-out period was recorded as part of the purchase price at the estimated net present value. The agreement includes an earn-out consideration which is contingent upon maintaining or achieving specified earnings levels in future periods. When the contingency is resolved and additional consideration is distributable, the Company records the fair value of the consideration issued as an additional cost of the acquisition. At December 31, 2007, the maximum potential amount of future

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

undiscounted payments the Company could be required to make under contingent payment provisions was approximately $4.4 million in the form of cash. During 2007, the Company recorded a $2.6 million payable as part of the earn-out consideration as an additional cost of the acquisition.

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

Cash and cash equivalents	$104
Receivables	1,518
Fixed assets	33
Customer relationship intangibles	3,722
Goodwill	7,901
Other assets	74

Total assets acquired	13,352
Accounts payable and other liabilities	(1,631)

Total liabilities assumed	(1,631)

Net assets acquired	$11,721

Customer relationship intangibles are amortized using an economic life method based on client attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The weighted average amortization period for intangibles related to the MBM Advisors acquisition is approximately six years. Additional information related to intangible assets and goodwill is included in Note 7—Goodwill and Other Intangibles.

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

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary and is subject to final determination (in thousands).

Cash and cash equivalents	$33,324
Available-for-sale securities	10,956
Total loans	141,750
Allowance for loan losses	(1,496)
Premises and equipment	3,387
Accrued interest receivable	935
Core deposit intangibles	4,087
Goodwill	30,050
Other assets	558

Total assets acquired	223,551

Deposits	(165,766)
Other borrowed funds	(4,714)
Accrued interest payable and other liabilities	(806)

Total liabilities assumed	(171,286)

Net assets acquired	$52,265

Core deposit intangibles (“CDI”) are amortized using an economic life method based on deposit attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The weighted average amortization period for core deposit intangibles related to the Partners Bank acquisition is approximately six years. Additional information related to intangible assets and goodwill is included in Note 7—Goodwill and Other Intangibles.

On September 29, 2006, the Company acquired Kerrville, Texas-based BOTH, Inc., and its subsidiary bank, Bank of the Hills (“BOTH”). BOTH operated five banking centers in the San Antonio/Kerrville area. The purchase price of $73.0 million consisted of $41.0 million of the Company’s common stock (3.0 million shares), $31.5 million in cash and $536 thousand in acquisition-related costs. The shares of the Company’s common stock issued in the transaction were valued at the average of the closing price of the Company’s common stock for the ten business days ending on August 22, 2006. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets was recorded as goodwill, none of which is expected to be deductible for tax purposes.

On September 30, 2005, the Company acquired Dallas, Texas-based Prestonwood Bancshares, Inc. (“Prestonwood”), and its subsidiary bank, The Oaks Bank & Trust Company (“The Oaks Bank”), in a cash merger. The Oaks Bank operated five banking offices in Dallas and doubled the Company’s size in both assets and locations in the Dallas area. One acquired office was consolidated into an existing Sterling Bank location. The Company paid $34.4 million plus transaction costs for all of Prestonwood’s issued and outstanding shares of common stock. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets was recorded as goodwill, none of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results beginning in the fourth quarter of 2005.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

3.	SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$11,563	$40	$(2)	$11,601
Obligations of states of the U.S. and political subdivisions	1,693	22	(1)	1,714
Mortgage-backed securities and collateralized mortgage obligations	450,132	2,023	(3,376)	448,779
Other securities	15,993	—	(1,397)	14,596

Total	$479,381	$2,085	$(4,776)	$476,690

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$96,593	$905	$(111)	$97,387
Mortgage-backed securities and collateralized mortgage obligations	83,493	8	(1,225)	82,276

Total	$180,086	$913	$(1,336)	$179,663

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$6,501	$—	$(76)	$6,425
Obligations of states of the U.S. and political subdivisions	2,306	17	(2)	2,321
Mortgage-backed securities and collateralized mortgage obligations	395,614	56	(9,855)	385,815
Other securities	15,165	—	(375)	14,790

Total	$419,586	$73	$(10,308)	$409,351

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$91,946	$495	$(380)	$92,061
Mortgage-backed securities and collateralized mortgage obligations	72,317	91	(934)	71,474

Total	$164,263	$586	$(1,314)	$163,535

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at December 31, 2007 are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,178	$10,193	$7,655	$7,693
Due after one year through five years	2,758	2,802	48,976	49,365
Due after five years through ten years	320	320	35,625	35,966
Due after ten years	—	—	4,337	4,363
Mortgage-backed securities and collateralized mortgage obligations	450,132	448,779	83,493	82,276
Other securities	15,993	14,596	—	—

Total	$479,381	$476,690	$180,086	$179,663

The following table summarizes the proceeds received and gross realized gains and losses on the sales of the available-for-sale securities (in thousands):

	December 31,
	2007	2006	2005
Proceeds from sales and calls	$2,600	$98,498	$60,049
Gross realized gains	3	204	206
Gross realized losses	—	(562)	(146)

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Securities with unrealized losses segregated by length of impairment as of December 31, 2007, were as follows (in thousands):

	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$—	$—	$—	$4,998	$(2)	$4,996
Obligations of states of the U.S. and political subdivisions	—	—	—	267	(1)	266
Mortgage-backed securities and collateralized mortgage obligations	26,032	(124)	25,908	221,995	(3,252)	218,743
Other securities	2,351	(48)	2,303	13,642	(1,349)	12,293

Total	$28,383	$(172)	$28,211	$240,902	$(4,604)	$236,298

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$1,744	$(21)	$1,723	$13,998	$(90)	$13,908
Mortgage-backed securities and collateralized mortgage obligations	44,562	(451)	44,111	37,970	(774)	37,196

Total	$46,306	$(472)	$45,834	$51,968	$(864)	$51,104

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

Securities in an unrealized loss position for more than 12 months include an other securities category that was in a loss position of approximately 10% of amortized cost basis. Management believes that the unrealized losses on these securities were caused primarily by interest rate increases and prepayments. Because the decline in market value is attributable to changes in interest rates, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007. There are no remaining securities in the Company’s securities portfolio in a loss position greater than 10% of the Company’s amortized cost basis at December 31, 2007.

Securities in a loss position of less than 12 months have an average loss of less than 1% of the amortized cost basis at December 31, 2007.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2007.

Securities with carrying values totaling $412 million and fair values totaling $410 million were pledged to secure public deposits at December 31, 2007.

4.	LOANS

The loan portfolio is classified by major type as follows (in thousands):

	December 31,
	2007	2006
Loans held for sale
Commercial and industrial	$3,698	$3,723
Real estate:
Commercial	72,411	49,099
Construction	2,338	1,900

Total loans held for sale	78,447	54,722

Loans held for investment
Domestic
Commercial and industrial	912,604	824,494
Real estate:
Commercial	1,387,014	1,336,465
Construction	714,600	597,985
Residential mortgage	226,033	209,163
Consumer/other	75,626	79,642
Foreign
Commercial and industrial	21,571	27,479
Other loans	2,389	2,617

Total loans held for investment	3,339,837	3,077,845

Total loans	$3,418,284	$3,132,567

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Loan maturities and rate sensitivity of the loans held for investment excluding residential mortgage and consumer loans, at December 31, 2007 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$602,484	$268,116	$42,004	$912,604
Real estate—commercial	181,075	649,016	556,923	1,387,014
Real estate—construction	361,153	258,489	94,958	714,600
Foreign loans	9,012	14,607	341	23,960

Total loans	$1,153,724	$1,190,228	$694,226	$3,038,178

Loans with a fixed interest rate	$269,622	$831,454	$226,952	$1,328,028
Loans with a floating interest rate	884,102	358,774	467,274	1,710,150

Total loans	$1,153,724	$1,190,228	$694,226	$3,038,178

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, San Antonio and Dallas metropolitan areas. As of December 31, 2007, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported in the balance sheet as loans held for investment stated at the principal amount outstanding adjusted for charge-offs, the allowance for loan losses, deferred fees or costs and unamortized premiums or discounts. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value. As part of the Company’s ongoing loan portfolio management, $36.1 million and $122 million of performing commercial real estate loans acquired for investment purposes were transferred to the held for sale classification during 2007 and 2006, respectively. During 2007 and 2006, the Company sold $45.5 million and $79.2 million, respectively, of performing commercial real estate loans that were originally acquired as held for investment. These sales resulted in net gains of $1.4 million and $350 thousand for 2007 and 2006, respectively. These loans were sold as part of the Company’s ongoing management of the size, concentrations and risk profile of the loan portfolio.

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	Year Ended December 31,
	2007	2006
Beginning balance	$2,293	$9,021
New loans	747	—
Loans to insiders/directors who resigned	—	(2,606)
Repayments	(851)	(4,122)

Ending balance	$2,189	$2,293

The recorded investment in impaired loans was $23.4 million and $11.4 million, at December 31, 2007 and 2006, respectively. Such impaired loans required an allowance for loan losses of $3.9 million and $1.8 million, respectively. The average recorded investment in impaired loans for the year ended December 31, 2007, 2006 and 2005 was $14.5 million, $17.2 million and $23.0 million, respectively. No interest on impaired loans was received for the years ended December 31, 2006 and 2007. Interest income on impaired loans of $157 thousand was recognized for cash payments received for the year ended December 31, 2005.

Included in impaired loans are nonperforming loans of $20.2 million and $11.4 million at December 31, 2007 and December 31, 2006, respectively, which have been categorized by management as nonaccrual loans. Interest foregone on nonaccrual loans for 2007 and 2006 was approximately $1.9 million and $1.3 million, respectively. The Company had one restructured loan totaling $769 thousand and $776 thousand as of December 31, 2007 and 2006, respectively.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $1.3 million and $2.7 million at December 31, 2007 and December 31, 2006, respectively.

5.	ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$32,027	$31,230	$29,406
Loans charged off	5,962	9,450	15,713
Loan recoveries	(3,065)	(3,791)	(2,752)

Net loans charged-off	2,897	5,659	12,961
Allowance for loan losses associated with acquired institutions	1,496	2,152	761
Provision for loan losses	3,820	4,304	14,024

Allowance for loan losses at end of period	34,446	32,027	31,230

Reserve for unfunded loan commitments at beginning of period	927	1,173	826
Provision for losses on unfunded loan commitments	—	(246)	347

Reserve for unfunded loan commitments at end of period	927	927	1,173

Total allowance for credit losses	$35,373	$32,954	$32,403

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2007	2006
Land	$4,230	$3,876
Buildings and improvements	21,004	17,389
Furniture, fixtures and equipment	53,293	47,553

	78,527	68,818
Less accumulated depreciation and amortization	(50,622)	(45,343)

Total	$27,905	$23,475

Depreciation and amortization of premises and equipment totaled $6.9 million in 2007, $7.5 million in 2006 and $7.2 million in 2005.

The Company completed three separate sale/leaseback transactions during 2006 resulting in total net pre-tax gains of $1.8 million. A total of 18 properties were sold resulting in premises and equipment with a net book value of $21.9 million being removed from the Company’s assets. These properties are being leased over various terms and are accounted for as operating leases subsequent to the completion of each transaction. These transactions included the sale of a multi-tenant office building which resulted in a gain of $1.1 million and the sale of a banking center location in San Antonio which resulted in a gain of $1.0 million. The third sale/leaseback transaction included the sale of 16 bank-owned locations for a total sales price of $28.3 million resulting in a deferred gain of $9.3 million. This gain will be recognized into income over the lease term of approximately 19 years. The Company has no future commitments, obligations, provisions or circumstances that would require or result in its continuing involvement. As part of this transaction, the Company recorded a net loss of $281 thousand.

7.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Houston	San Antonio	Dallas	Total
Balance, January 1, 2006	$29,613	$27,205	$28,208	$85,026
BOTH, Inc. acquisition	—	45,832	—	45,832

Balance, December 31, 2006	29,613	73,037	28,208	130,858
BOTH, Inc. goodwill adjustments	—	6	—	6
Partners Bank of Texas acquisition	30,050	—	—	30,050
MBM Advisors, Inc. acquisition	7,901	—	—	7,901

Balance, December 31, 2007	$67,564	$73,043	$28,208	$168,815

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The changes in the carrying amounts of the core deposit and other intangibles for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Core Deposit Intangibles	Customer Relationship Intangibles	Total
Balance, January 1, 2006	$3,551	$—	$3,551
Amortization expense	(1,012)	—	(1,012)
BOTH, Inc. acquisition	7,760	—	7,760

Balance, December 31, 2006	10,299	—	10,299
Amortization expense	(1,951)	(186)	(2,137)
Partners Bank of Texas acquisition	4,087	—	4,087
MBM Advisors, Inc. acquisition	—	3,722	3,722

Balance, December 31, 2007	$12,435	$3,536	$15,971

Core deposit and other intangibles are amortized on an accelerated basis over their estimated lives of 10 years. The projected amortization for core deposit intangibles as of December 31, 2007 is as follows (in thousands):

2008	$2,318
2009	2,236
2010	2,138
2011	2,000
2012	1,790
Thereafter	5,489

Total	$15,971

8.	DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificate of deposits. The remaining maturities of these deposits are summarized as of December 31, 2007 as follows (in thousands):

Three months or less	$491,804
Over three through six months	100,951
Over six through twelve months	196,119
Thereafter	50,836

$839,710

Interest expense for certificates of deposit in excess of $100,000 was approximately $41.3 million, $28.5 million, and $14.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, the Bank had $82.7 million in brokered certificates of deposits that were in excess of $100,000, of which $76.3 million will mature in 2008. The remaining balance of these deposits was $6.4 million and will mature in 2009.

There are no major concentrations of deposits.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

9.	OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	December 31,
	2007	2006
Federal Home Loan Bank advances	$187,500	$193,500
Federal funds purchased	9,225	27,175
Repurchase agreements	422	—

Total	$197,147	$220,675

Federal Home Loan Bank Advances—The Company has an available line of credit with the Federal Home Loan Bank (FHLB) of Dallas, which allows the Company to borrow on a collateralized basis. At December 31, 2007, we had total funds of $1.0 billion available under this agreement of which $188 million was outstanding. At December 31, 2007, the Company had $40.0 million of FHLB advances that had an original maturity of ten years and $500 thousand of FHLB advances with an original maturity of 3 years. The remaining advances had maturities of under ten days. The weighted-average interest rate on all borrowings was 2.91% at December 31, 2007. These borrowings are collateralized by single family residential mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced with either additional borrowings or through increased customer deposits.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase—The Bank has available lines for federal funds purchased at correspondent banks. As of December 31, 2007, federal funds outstanding with a correspondent bank were $9.2 million and payable upon demand. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Repurchase agreements totaled $422 thousand at December 31, 2007.

Line of Credit—The Company has a revolving line of credit of $40.0 million with Wells Fargo Bank. This line of credit matures on September 30, 2008 and is subject to certain covenants. There were no borrowings outstanding on this line of credit at December 31, 2007 and 2006.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

10.	JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of December 31, 2007, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Junior Subordinated Debt Owed To Trusts	Final Maturity Date
Statutory Trust One	August 30, 2002	$20,000	3-month LIBOR plus 3.45%	$20,619	August 30, 2032

Capital Trust III	September 26, 2002	31,250	8.30% Fixed	32,217	September 26, 2032

BOTH Capital Trust I	June 30, 2003	4,000	3-month LIBOR plus 3.10%	4,124	July 7, 2033

Capital Trust IV	March 26, 2007	25,000	3-month LIBOR plus 1.60%	25,774	June 15, 2037

Total		$80,250		$82,734

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

The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. As of December 31, 2007, the floating rate was 8.28% on these securities compared to 8.81% at December 31, 2006.

The BOTH Capital Trust I preferred securities bear interest at a floating rate equal to the three-month LIBOR, plus 3.10%; however, the calculated interest rate will not exceed 5.96% in the period to July 7, 2008. The rate on these securities was 5.96% at December 31, 2007 and 2006.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

On March 26, 2007, the Company completed the issuance and sale in a private placement of $25.0 million in aggregate principal amount of trust preferred securities issued by the Company’s newly formed subsidiary, Sterling Bancshares Capital Trust IV, a Delaware statutory trust (“Trust IV”). The trust preferred securities may be called at par by the Company at any time after June 15, 2012 and require quarterly distributions of interest by Trust IV to the holder of the trust preferred securities. Distributions will be payable quarterly at a floating interest rate equal to the 3-month LIBOR plus 1.60% per annum. Trust IV simultaneously issued 774 shares of its common securities to the Company for the purchase price of $774 thousand, which constitutes all of the issued and outstanding common securities of Trust IV. As of December 31, 2007, the floating rate was 6.59% on these securities.

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

11.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company may designate a derivative as either an accounting hedge of the fair value of a recognized fixed rate asset or an unrecognized firm commitment (“fair value” hedge) or an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values. To the extent a hedge is considered effective, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income, net of income taxes. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized as other income in the results of operations.

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

In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge of the Company’s $50.0 million subordinated debentures and qualifies for the “short-cut” method of accounting. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. The swap’s fair value is included in other liabilities and was $1.3 million and $3.8 million with a floating rate of 8.87% and 9.00% on December 31, 2007 and 2006, respectively. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

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

For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The accumulated net after-tax gain on the floor and collar contracts included in accumulated other comprehensive income totaled $7.3 million at December 31, 2007. The total fair value of the interest-rate collar and floor was $12.2 million at December 31, 2007 and is included in other assets.

12.	INCOME TAXES

The components of the provision for income taxes follow (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current income tax expense	$27,367	$21,680	$17,431
Deferred income tax expense	(1,659)	259	(1,481)

Total income tax expense	$25,708	$21,939	$15,950

The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate of 35% to income from continuing operations as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Taxes calculated at statutory rate	$27,535	$23,723	$18,261
Increase (decrease) resulting from:
Release of reserves	(98)	(473)	(851)
Tax-exempt interest income	(1,126)	(868)	(847)
Tax-exempt income from bank-owned life insurance	(1,185)	(989)	(1,006)
Other, net	582	546	393

Income tax expense, as reported	$25,708	$21,939	$15,950

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Significant deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2007	2006
Deferred tax assets:
Real estate acquired by foreclosure	$—	$78
Depreciable assets	3,446	3,534
Allowance for credit losses	12,106	11,533
Net operating loss carryforward	1,083	2
Deferred compensation	1,559	1,525
Unrealized loss on available-for-sale securities	925	3,582
SCMC indemnification reserve	—	587
Other	1,677	1,084

Total deferred tax assets	20,796	21,925
Deferred tax liabilities:
Federal Home Loan Bank stock dividends	723	769
Core deposit intangibles	4,352	3,605
Loan origination fees	1,912	3,138
Unrealized gain on cash flow hedge	3,934	967
Real estate acquired by foreclosure	23	—
Prepaid expenses	680	625
Other	139	68

Total deferred tax liabilities	11,763	9,172

Net deferred tax assets	$9,033	$12,753

The total net deferred tax assets amount is included in the balance sheet in other assets. Net operating loss carryforwards expire in 2027. The Company has determined that a valuation reserve is not required for deferred tax assets as it is more likely than not that these assets will be primarily realized through future taxable income.

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no effect on the Company’s consolidated balance sheet or income statement as a result of implementing FIN 48. As of December 31, 2007 and January 1, 2007, the Company had unrecognized tax benefits of $619 thousand and $717 thousand, respectively, which would favorably impact the annual effective tax rate upon recognition. These unrecognized tax benefits result from open state tax examination periods which could expire and result in these tax benefits being recognized in the next 12 months.

A reconciliation of the beginning and ending amounts of the unrecognized tax benefit is listed below (in thousands):

Balance at January 1, 2007	$717
Decreases due to lapse of applicable statute of limitations	(98)

Balance at December 31, 2007	$619

The Company’s policy is that it recognizes interest and penalties as a component of income tax expense. As of December 31, 2007, the Company had accrued interest and penalties of $95 thousand.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. During 2005, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2003 tax year. This examination was completed during the third quarter of 2006, resulting in an

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

additional federal income tax obligation of $1.2 million. This obligation was previously accrued as part of the Company’s overall tax contingency reserve. During the years ended December 31, 2007, 2006 and 2005, the Company revised its estimate to remove contingent liabilities totaling $98 thousand, $473 thousand and $851 thousand, respectively, related to the expiration of previous tax contingencies and refunds received, including the filing of various state tax returns related to the Company’s mortgage banking segment which was sold in 2003.

13.	EMPLOYEE BENEFITS

Profit sharing plan—The Company’s profit sharing plan includes substantially all employees. The total contribution to the plan is limited to 5% of the Company’s pre-tax net income, subject to Internal Revenue Service limitations. Contributions to the plan consist of a 401(k) and profit sharing component. The 401(k) contribution is based on a 50% Company match of the first 6% of eligible compensation that an employee may elect to defer and fully vests after four years of service. Employee contributions to the 401(k) plan accounts are optional. Contributions to the 401(k) are accrued and funded currently. In 2007, the matching expense for the 401(k) was $1.3 million. The profit sharing contribution is made at the discretion of the Board of Directors. The 2007 profit sharing plan metrics changed from those in 2006 and will be paid out only when the Bank records predetermined earnings per share performance and achieves a minimum return on average assets. Total profit sharing and matching contribution expense for 2007 was approximately $4.0 million. In 2006 and prior years, profit sharing was paid out only when the Bank achieved a minimum 12% ROE. Total profit sharing and matching contribution expense for 2006 was approximately $3.4 million. During 2005, there was no profit sharing contribution as the Company did not achieve the minimum ROE threshold.

Stock-based compensation—The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock units, restricted stock unit awards, phantom stock awards, stock appreciation rights or stock options. On August 31, 2007, the Board of Directors of the Company approved and adopted the Long-Term Incentive Stock Performance Program (the “Program”) pursuant to which the Human Resources Programs Committee of the Board of Directors (the “Committee) may award equity-based awards to employees who are actively employed by the Company. All awards will be made under the 2003 Stock Plan and vest over a three year period. Certain share awards granted under previous shareholder-approved plans are still outstanding and unvested at December 31, 2007.

Options are granted to officers and employees at exercise prices determined by the Human Resources Programs Committee (“Committee”) of the Board of Directors. These options have exercise prices equal to the fair market value of the common stock at the date of grant, vest ratably over a three or four-year period and must be exercised within ten years from the date of grant. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Stock Plan).

Total stock-based compensation expense that was charged against income was $1.7 million, $2.2 million and $703 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $407 thousand, $654 thousand and $246 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash received for exercises under all share-based payment arrangements during the years ended December 31, 2007, 2006 and 2005 was $4.2 million, $4.9 million and $3.4 million, respectively. The actual

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

tax benefit realized for the tax deductions under all share-based payment arrangements totaled $372 thousand, $620 thousand and $1.0 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

The Company issues new shares upon the exercise of all share-based payment arrangements.

Stock Options—The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The Black-Scholes-Merton formula assumes that option exercises occur at the end of an option’s contractual term, and that expected volatility, expected dividends, and risk-free interest rates are constant over the option’s term. The Black-Scholes-Merton formula is adjusted to take into account certain characteristics of employee share options and similar instruments that are not consistent with the model’s assumptions. Because of the nature of the formula, those adjustments take the form of weighted-average assumptions about those characteristics. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate of the option is based on the U.S. Treasury zero-coupon with a remaining term equal to the expected term used in the assumption model. The historical volatility is a measure of fluctuations in the Company’s share price. The fair value of options was estimated using the following weighted-average assumptions:

	2007	2006
Expected term (years)	3.80	4.78
Risk-free interest rate	3.65%	4.74%
Historical volatility	21.69%	30.18%
Dividend yield	1.46%	1.56%

A summary of changes in outstanding stock options as of December 31, 2007 is as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Shares under option, beginning of period	1,591	$7.73
Shares granted	270	11.59
Shares forfeited or expired	(15)	9.41
Shares exercised	(562)	6.68

Shares under option, end of period	1,284	$8.99	5.84	$2,789

Shares exercisable, end of period	795	$7.51	3.97	$2,675

The weighted-average grant-date fair value of the options granted during the years ended December 31, 2007, 2006 and 2005 was $3.31, $3.55 and $2.63, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $2.7 million and $1.5 million, respectively.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Share Awards—A summary of the status of the Company’s nonvested share awards as of December 31, 2007 is presented below (shares in thousands):

	Shares (In thousands)	Weighted Average Grant Date Fair Value
Nonvested share awards, beginning of year	253	$11.00
Shares granted	259	11.77
Shares forfeited	(45)	11.30
Shares vested	(91)	11.47

Nonvested share awards, end of year	376	$11.58

As of December 31, 2007, there was $3.4 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.43 years. The total fair value of shares vested during the year ended December 31, 2007 was $1.0 million.

On December 20, 2007, the Company entered into a new employment agreement with its chief executive officer (“CEO”). This agreement replaces the existing agreement, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs), to be earned based on specified performance metrics. Under the revised agreement, the new performance metrics include an EPS Growth versus the Company’s peer’s measure and a return on assets versus peer’s performance measure. In addition, the vesting period changed from four years to three years. Based on these performance metrics, the CEO will earn a specific number of the eligible share units on December 31, 2009. The Company had previously recorded total compensation expense of $665 thousand for 2006 under the previous agreement. Additional compensation expense of $36 thousand was recorded in 2007 as a result of the new agreement. As of December 31, 2007, there was $1.4 million of total unrecognized compensation expense related to the PRSUs. If the performance measures are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed.

Stock purchase plan—The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) effective July 1, 2004, which superceded the 1994 Employee Stock Purchase Plan (the “old ESPP”) to eligible employees. An aggregate of 2.3 million shares of Company common stock may be issued under this plan subject to adjustment upon changes in capitalization. The Purchase Plan is a compensatory benefit plan to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan is subscribed through payroll deductions which may not exceed 10% of the eligible employee’s compensation. The purchase price for shares available under the Purchase Plan is 90% of the lower of the fair market value on either the first or last day of each quarter. Compensation expense associated with the Purchase Plan was determined using a Black-Scholes-Merton option pricing formula. Assumptions used in this formula were the same as disclosed above for incentive stock options except that an expected term of three months was used. During the year ended December 31, 2007, 46,672 shares were subscribed for through payroll deductions under the Purchase Plan compared to 35,374 shares for the year ended December 31, 2006.

Deferred Compensation Plans—In 1996 the Company adopted the Sterling Bancshares, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan enabled eligible participants, including certain executives, to make and receive contributions on a tax deferred basis. Additionally, the Deferred Compensation Plan, which was amended and restated effective January 1, 2001,

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

allowed officers to make an election to defer up to 90% of their base salary, annual bonus, and/or special bonus awards, if any, prior to the beginning of each calendar year. Any deferred amounts became unfunded liabilities of the Company. The Company had an unfunded deferred compensation liability of $2.8 million at December 31, 2006 which was included in other liabilities. The Company paid a specified rate of return to the participants of the Deferred Compensation Plan as determined by the Human Resources Programs Committee. The Committee used the year-to-date, 10-year average Treasury rate as a guide in determining the effective interest rate for each year. For 2007, 2006 and 2005, the interest rate paid was 5.30%, 5.26% and 5.18%, respectively. The Company recorded compensation expense of $118 thousand, $225 thousand and $388 thousand related to this plan for 2007, 2006 and 2005, respectively. There were no discretionary contributions made in 2007, 2006 or 2005.

On August 1, 2007, the Board of Directors approved an Amended and Restated Deferred Compensation Plan (“Amended Deferred Compensation Plan”) for Sterling Bancshares, Inc. which was effective for compensation periods beginning in September 2007. In connection with the Amended Deferred Compensation plan, the Company established a Rabbi Trust which was funded by the Company in order to satisfy the Company’s contractual liability to pay benefits under the terms of the plan. Plan assets are invested generally in the same investments available to the participants of the 401(k) plan, including Sterling Bancshares, Inc. stock. The Rabbi Trust is subject to the claims of the Company’s creditors.

At December 31, 2007, investments held in the Rabbi Trust of $2.3 million were included in available-for-sale investments on the Company’s consolidated balance sheet. Changes in the fair value of the plan assets are excluded from earnings and reported, net of tax, as accumulated comprehensive income or loss until realized. The Company had realized gains of $93 thousand on plan assets which are reinvested into the plan assets. Plan assets that are invested in the Company’s common stock are included as reduction of the Company’s shareholder equity. The funded Deferred Compensation Plan liabilities totaling $3.0 million are included in other liabilities at December 31, 2007. Additional compensation expense of $64 thousand was recorded during 2007 as a result of changes in the plan assets.

The Company also has an unfunded defined benefit deferred compensation agreements for certain former management as the result of prior acquisitions. At December 31, 2007 and 2006, these deferred compensation agreements have an estimated benefit obligation of $1.7 million and $1.9 million, respectively which were included in other liabilities. These retirement agreements provide for varying monthly benefits ranging from ten years to the life of the participant.

14.	SHAREHOLDERS’ EQUITY

Treasury stock—On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2,500,000 shares of common stock, not to exceed 500,000 shares in any calendar year. On January 29, 2007, the Company’s Board of Directors authorized an increase in the number of shares to be repurchased to adjust for the three-for-two stock split approved by the Board of Directors on October 30, 2006. On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program. The amendment increased by 750,000 shares the total number of shares that may be repurchased by the Company under the Program in the fiscal year 2007. The aggregate number of shares originally approved by the Board of Directors for repurchase under the Program remains unchanged at 3,750,000 shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions. The Company may repurchase shares from available cash or other borrowings. In 2007, the Company repurchased 830,000 shares at an average cost per share of $11.56, for a total purchase price of $9.6 million.

Preferred stock—The Board of Directors has approved the sale of convertible preferred stock in series pursuant to confidential private placement memoranda upon the opening of various banking centers. The shares are sold to investors who may assist in the business development efforts of the opening banking

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

center and are convertible to common shares dependent on that banking center meeting certain performance and deposit growth goals. The conversion ratio into common stock is predetermined at time of placement. There were no shares outstanding at December 31, 2007 or 2006.

15.	EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Net income	$52,962	$45,840	$36,222
Basic:
Weighted average shares outstanding	72,659	68,834	67,932
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and nonvested share awards	467	699	710

Total	$73,126	$69,533	$68,642

Earnings per share
Basic	$0.73	$0.67	$0.53

Diluted	$0.72	$0.66	$0.53

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 551 thousand, 139 thousand and 168 thousand options outstanding during 2007, 2006, and 2005, respectively, that were anti-dilutive.

16.	COMMITMENTS AND CONTINGENCIES

Leases—A summary as of December 31, 2007, of noncancelable future operating lease commitments is as follows (in thousands):

2008	$6,886
2009	6,538
2010	6,277
2011	6,202
2012	5,355
Thereafter	58,196

Total	$89,454

In 2007, the Company entered into a lease agreement to consolidate our central and corporate offices at one central location in Houston, Texas. This move will be completed over the next three years and the timing of the move is aligned with the remaining renewals and expirations of our existing leases.

Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $9.0 million, $5.2 million and $4.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Severance and non-competition agreements—The Company has entered into severance and non-competition agreements with its chief executive officers (discussed in Note 13) and certain other executive officers. Under these agreements, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20,000 in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	December 31,
	2007	2006
Commitments to extend credit	$929,227	$822,209
Standby letters of credit	135,345	83,639

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

Off-balance sheet arrangements also include an interest rate swap, an interest rate floor, an interest rate collar (discussed in Note 11 of this report) and the Company’s Trust Preferred Securities (discussed in Note 10 of this report).

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2007 and 2006, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
Consolidated:
As of December 31, 2007:
Total capital (to risk weighted assets)	$454,030	11.1%	$327,180	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	369,965	9.1%	163,590	4.0%	N/A	N/A
Tier 1 capital (to average assets)	369,965	8.6%	172,366	4.0%	N/A	N/A

As of December 31, 2006:
Total capital (to risk weighted assets)	$407,079	10.7%	$303,871	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	327,991	8.6%	151,936	4.0%	N/A	N/A
Tier 1 capital (to average assets)	327,991	8.1%	161,111	4.0%	N/A	N/A

Sterling Bank:
As of December 31, 2007:
Total capital (to risk weighted assets)	$448,314	11.0%	$326,896	8.0%	$408,620	10.0%
Tier 1 capital (to risk weighted assets)	364,248	8.9%	163,448	4.0%	245,172	6.0%
Tier 1 capital (to average assets)	364,248	8.5%	172,193	4.0%	215,241	5.0%

As of December 31, 2006:
Total capital (to risk weighted assets)	$401,511	10.6%	$303,449	8.0%	$379,312	10.0%
Tier 1 capital (to risk weighted assets)	322,423	8.5%	151,725	4.0%	227,587	6.0%
Tier 1 capital (to average assets)	322,423	8.0%	160,879	4.0%	201,099	5.0%

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

On January 1, 2004, the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At December 31, 2007, the entire amount of the $80.3 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at December 31, 2007.

Dividend restrictions—Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Under these restrictions there was an aggregate of approximately $121 million available for payment of dividends at December 31, 2007 by the Bank. At December 31, 2007 the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $40 million by the Bank.

19.	SUBSEQUENT EVENTS (UNAUDITED)

On February 8, 2008, the Company acquired ten branches located in the Dallas and Fort Worth areas from First Horizon National Corp. (“First Horizon”) in a business combination accounted for using the purchase method of accounting. In addition to these ten bank branches, the Company also agreed to acquire land from First Horizon for possible future Sterling banking centers in Lewisville, Arlington and Fort Worth. This transaction allows the Company to achieve a critical presence in Dallas and an entry into the growing Fort Worth market. The Company acquired approximately $67 million in total assets, including approximately $52 million in loans and assumed selected deposit accounts of approximately $88 million for a premium of $1.7 million. The purchase price allocation is expected be finalized during the first quarter of 2008.

20.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments were determined by management as of December 31, 2007 and 2006, and required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

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

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Other Borrowed Funds—The carrying amount is a reasonable estimate of fair value because these borrowings reprice at market rates generally within ninety days.

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$133,670	$133,670	$134,973	$134,973
Trading assets	—	—	—	—
Available-for-sale securities	476,690	476,690	409,351	409,351
Held-to-maturity securities	180,086	179,663	164,263	163,535
Loans held for sale	78,447	78,447	54,722	54,722
Loans held for investment	3,339,837	3,414,162	3,077,845	3,130,393
Less: allowance for loan losses	(34,446)	(34,446)	(32,027)	(32,027)

Total	$4,174,284	$4,248,186	$3,809,127	$3,860,947

Financial liabilities:
Deposits	$3,673,711	$3,656,002	$3,334,611	$3,226,277
Junior subordinated debt	82,734	82,734	56,959	56,959
Subordinated debt	48,694	48,694	46,135	46,135
Interest rate swap	1,274	1,274	3,827	3,827
Other borrowed funds	197,147	196,915	220,675	220,672

Total	$4,003,560	$3,985,619	$3,662,207	$3,553,870

21.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$73,854	$74,159	$72,382	$67,854	$69,863	$64,771	$62,185	$57,912
Interest expense	26,692	27,064	25,604	23,265	24,467	21,866	19,372	17,220

Net interest income	47,162	47,095	46,778	44,589	45,396	42,905	42,813	40,692
Provision for credit losses	1,600	850	1,000	370	—	895	1,837	1,326

Net interest income after provision for credit losses	45,562	46,245	45,778	44,219	45,396	42,010	40,976	39,366
Noninterest income	10,135	10,633	7,518	7,934	8,204	7,504	9,019	6,490
Noninterest expense	36,134	35,044	34,342	33,834	34,468	32,567	33,193	30,958

Income before income taxes	19,563	21,834	18,954	18,319	19,132	16,947	16,802	14,898
Provision for income taxes	6,201	7,255	5,856	6,396	6,322	5,218	5,533	4,866

Net income	$13,362	$14,579	$13,098	$11,923	$12,810	$11,729	$11,269	$10,032

Earnings per share:
Basic	$0.18	$0.20	$0.18	$0.17	$0.18	$0.17	$0.17	$0.15

Diluted	$0.18	$0.20	$0.18	$0.17	$0.18	$0.17	$0.16	$0.15

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

22.	PARENT-ONLY FINANCIAL STATEMENTS

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In thousands)

	2007	2006
ASSETS
Cash and cash equivalents	$4,461	$1,582
Accrued interest receivable and other assets	2,660	4,839
Investment in subsidiaries	554,798	458,973
Investment in Sterling Bancshares Capital Trusts	2,484	1,710

TOTAL ASSETS	$564,403	$467,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$1,410	$860
Junior subordinated debt	82,734	56,959

Total liabilities	84,144	57,819

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock	74,926	71,938
Capital surplus	110,367	80,927
Retained earnings	309,903	272,179
Treasury stock	(20,493)	(10,902)
Accumulated other comprehensive gain (loss), net of tax	5,556	(4,857)

Total shareholders’ equity	480,259	409,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$564,403	$467,104

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	2007	2006	2005
REVENUES:
Dividends received from bank subsidiaries	$25,495	$78,969	$47,170
Other income	191	173	203

Total revenues	25,686	79,142	47,373
EXPENSES:
Interest expense:
Junior subordinated debt	6,239	5,571	6,933
General and administrative	2,509	3,350	2,580

Total expenses	8,748	8,921	9,513
Income before equity in undistributed earnings of subsidiaries and income taxes	16,938	70,221	37,860
Equity in undistributed earnings of subsidiaries	33,026	(27,410)	(4,891)

Income before income tax benefit	49,964	42,811	32,969
Income tax benefit	2,998	3,029	3,253

Net income	$52,962	$45,840	$36,222

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,962	$45,840	$36,222
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(33,026)	27,410	4,891
Change in operating assets and liabilities:
Accrued interest receivable and other assets	3,153	2,941	448
Accrued interest payable and other liabilities	8	948	180

Net cash provided by operating activities	23,097	77,139	41,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Partners Bank of Texas	(25,319)	—	—
Purchase of BOTH, Inc.	—	(31,730)	—
Purchase of Prestonwood Bancshares, Inc.	—	—	(34,638)
Redemption of investment in Sterling Bancshares Capital Trust II		889	—

Net cash used in investing activities	(25,319)	(30,841)	(34,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(10,387)	(8,918)	(1,984)
Proceeds from issuance of common stock	4,952	5,436	4,625
Payments of cash dividends	(15,238)	(12,832)	(10,865)
Proceeds from the issuance of Statutory Trust IV	25,774	—	—
Redemption of junior subordinated debentures	—	(29,639)	—

Net cash provided by (used in) financing activities	5,101	(45,953)	(8,224)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,879	345	(1,121)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,582	1,237	2,358

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,461	$1,582	$1,237