Form 10-Q
period 2008-03-31
STERLING BANCSHARES INC
filed 2008-05-09
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008
Common Stock, $1.00 par value per share	73,130,731 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)

	March 31, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$135,624	$133,670
Available-for-sale securities, at fair value	531,572	476,690
Held-to-maturity securities, at amortized cost	176,902	180,086
Loans held for sale	90,274	78,447
Loans held for investment	3,458,476	3,339,837

Total loans	3,548,750	3,418,284
Allowance for loan losses	(35,681)	(34,446)

Loans, net	3,513,069	3,383,838
Premises and equipment, net	40,027	27,905
Real estate acquired by foreclosure	4,042	3,683
Goodwill	172,686	168,815
Core deposit and other intangibles, net	15,617	15,971
Accrued interest receivable	18,558	19,701
Other assets	137,364	125,550

TOTAL ASSETS	$4,745,461	$4,535,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,100,919	$1,092,210
Interest-bearing demand	1,464,937	1,403,227
Certificates and other time	1,079,061	1,178,274

Total deposits	3,644,917	3,673,711
Other borrowed funds	425,929	197,147
Subordinated debt	49,142	48,694
Junior subordinated debt	82,734	82,734
Accrued interest payable and other liabilities	46,369	53,364

Total liabilities	4,249,091	4,055,650
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $1 par value, 150,000,000 shares authorized, 74,982,861 and 74,926,449 issued and 73,115,361 and 73,158,949 outstanding at March 31, 2008 and December 31, 2007, respectively	74,983	74,926
Capital surplus	111,267	110,367
Retained earnings	317,485	309,903
Treasury stock, at cost, 1,867,500 and 1,767,500 shares held at March 31, 2008 and December 31, 2007, respectively	(21,399)	(20,493)
Accumulated other comprehensive income, net of tax	14,034	5,556

Total shareholders’ equity	496,370	480,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,745,461	$4,535,909

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans, including fees	$63,052	$61,350
Securities:
Taxable	6,549	5,461
Non-taxable	908	877
Trading assets	21	1
Federal funds sold	39	148
Deposits in financial institutions	3	17

Total interest income	70,572	67,854

Interest expense:
Demand and savings deposits	5,615	6,039
Certificates and other time deposits	11,977	12,350
Other borrowed funds	2,352	2,495
Subordinated debt	1,032	1,150
Junior subordinated debt	1,600	1,231

Total interest expense	22,576	23,265

Net interest income	47,996	44,589
Provision for credit losses	4,150	370

Net interest income after provision for credit losses	43,846	44,219

Noninterest income:
Customer service fees	3,876	3,472
Net gain on trading assets	—	1
Net gain on the sale of loans	306	504
Other	6,533	3,957

Total noninterest income	10,715	7,934

Noninterest expense:
Salaries and employee benefits	20,759	19,688
Occupancy	5,265	4,362
Technology	2,330	2,049
Professional fees	1,009	945
Postage, delivery and supplies	1,073	811
Marketing	413	355
Core deposit and other intangibles amortization	585	420
Acquisition costs	562	754
Other	5,392	4,450

Total noninterest expense	37,388	33,834

Income before income taxes	17,173	18,319
Provision for income taxes	5,564	6,396

Net Income	$11,609	$11,923

Earnings per share:
Basic	$0.16	$0.17

Diluted	$0.16	$0.17

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2007	—	$—	71,938	$71,938	$80,927	$272,179	(938)	$(10,902)	$(4,857)	$409,285
Comprehensive income:
Net income						11,923				11,923
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $638									1,186	1,186
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of $222									413	413

Total comprehensive income										13,522

Issuance of common stock			243	243	1,823					2,066
Issuance of common stock in connection with the purchase of Partners Bank of Texas			2,345	2,345	24,176					26,521
Repurchase of common stock							(187)	(2,248)		(2,248)
Cash dividends paid						(3,727)				(3,727)

BALANCE AT MARCH 31, 2007	—	$—	74,526	$74,526	$106,926	$280,375	(1,125)	$(13,150)	$(3,258)	$445,419

BALANCE AT JANUARY 1, 2008	—	$—	74,926	$74,926	$110,367	$309,903	(1,768)	$(20,493)	$5,556	$480,259
Comprehensive income:
Net income						11,609				11,609
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $1,499									2,784	2,784
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of $3,066									5,694	5,694

Total comprehensive income										20,087

Issuance of common stock			64	64	964					1,028
Shares held in Rabbi Trust			(7)	(7)	(64)					(71)
Repurchase of common stock							(100)	(906)		(906)
Cash dividends paid						(4,027)				(4,027)

BALANCE AT MARCH 31, 2008	—	$—	74,983	$74,983	$111,267	$317,485	(1,868)	$(21,399)	$14,034	$496,370

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,609	$11,923
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	227	597
Net gain on trading assets	—	(1)
Net gain on sale of loans	(306)	(504)
Provision for credit losses	4,150	370
Writedowns, less gains on sale, of real estate acquired by foreclosure	(134)	(101)
Depreciation and amortization	2,589	2,107
Proceeds from the sale of trading securities	—	792
Purchases of trading assets	—	(876)
Stock-based compensation expense (net of tax benefit recognized)	515	374
Excess tax benefits from share-based payment arrangements	(5)	(137)
Net decrease in loans held for sale	9,421	610
Net gain on sale of bank assets	(185)	(177)
Net (increase) decrease in accrued interest receivable and other assets	(5,590)	7,639
Net (decrease) increase in accrued interest payable and other liabilities	(4,565)	1,606

Net cash provided by operating activities	17,726	24,222
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	5,060	4,435
Proceeds from the maturities or calls and paydowns of available-for-sale securities	30,060	19,481
Purchases of available-for-sale securities	(80,784)	(33,176)
Purchases of held-to-maturity securities	(1,895)	(5,484)
Net (increase) decrease in loans held for investment	(93,645)	10,911
Proceeds from sale of real estate acquired by foreclosure	1,330	896
Purchase of Partners Bank of Texas (including transaction costs)	—	(4,944)
Cash and cash equivalents acquired with Partners Bank of Texas	—	33,324
Payment of earnout obligations related to the acquisition of MBM Advisors, Inc.	(2,222)	—
Cash and cash equivalents acquired with First Horizon Corp. branch acquisitions	15,301	—
Net change in interest-bearing deposits in financial institutions	—	99
Proceeds from sale of loans held for investment	4,218	21,378
Proceeds from sale of premises and equipment	124	883
Purchase of premises and equipment	(3,323)	(1,317)

Net cash (used in) provided by investing activities	(125,776)	46,486
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts	(114,088)	155,327
Net increase (decrease) in other borrowed funds	228,782	(192,950)
Issuance of trust preferred securities	—	25,775
Proceeds from issuance of common stock	309	1,410
Repurchase of common stock	(977)	(2,248)
Excess tax benefits from share-based payment arrangements	5	137
Dividends paid	(4,027)	(3,727)

Net cash provided by (used in) financing activities	110,004	(16,276)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,954	54,432
CASH AND CASH EQUIVALENTS:
Beginning of period	133,670	134,775

End of period	$135,624	$189,207

Supplemental information:
Income taxes paid	$625	$—
Interest paid	24,539	22,296
Noncash investing and financing activities -
Acquisition of real estate through foreclosure of collateral	1,555	1,954
Acquisition of Partners Bank of Texas
Common stock issued	—	26,521
Payables to Partners Bank of Texas shareholders	37	20,537

See Notes to Consolidated Financial Statements

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are unaudited and include the accounts of Sterling Bancshares, Inc. and its subsidiaries (the “Company”) except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. The Company’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (“SFAS 157”) Fair Value Measurements. SFAS 157 defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” delayed the application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The Company adopted SFAS 157 on January 1, 2008. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

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

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4 (“EITF 06-4”) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. The Company adopted EITF 06-4 on January 1, 2008. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”) Business Combinations (Revised 2007). SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. Management has not completed its evaluation of the impact of this standard; however, the Company does expect SFAS 141R to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”) Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years beginning after December 15, 2008. Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements.

2.	ACQUISITIONS

On February 8, 2008, the Company acquired ten branches located in the Dallas and Fort Worth, Texas areas from First Horizon National Corp. (“First Horizon”) in a business combination accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. In addition to these ten bank branches, the Company also agreed to acquire land from First Horizon for possible future Sterling banking centers in Lewisville, Arlington and Fort Worth, Texas. This transaction allows the Company to achieve a critical presence in Dallas, Texas and an entry into the growing Fort Worth, Texas market. The Company acquired approximately $85.9 million in total assets and assumed deposit accounts of approximately $85.3 million for a premium of $1.7 million. Assets consisted of approximately $54.0 million in loans, $10.9 million in premises and equipment and $15.9 million in cash and other assets. The assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Excess cost over tangible net assets acquired totaled $4.8 million, of which $231 thousand and $4.6 million have been allocated to core deposits and goodwill, respectively, all of which is expected to be deductible for tax purposes. The allocation of the purchase price is preliminary and subject to final valuation determinations.

On June 28, 2007, the Company acquired MBM Advisors, Inc. (“MBM Advisors”). MBM Advisors was an independent investment advisory and pension administration/consulting firm with approximately $700 million in assets under management providing full-services in the design, administration, investment management, and communication of retirement plans with offices in both Houston and Dallas, Texas. The completion of the acquisition of MBM Advisors provides for increased opportunities to serve the owners of small and medium-sized businesses and their employees while enhancing noninterest income. The Company entered into a share exchange agreement with MBM Advisors and the shareholders of MBM Advisors in which the Company paid the shareholders an aggregate amount in cash equal to $6.0 million on the date of merger. An unconditional guaranteed cash payment of $3.0 million, payable over a three year earn-out period was recorded as part of the purchase price at the estimated net present value. The agreement includes an earn-out consideration which is contingent upon maintaining or achieving specified earnings levels in future periods. When the contingency is resolved and additional consideration is distributable, the Company records the fair value of the consideration issued as an additional cost of the acquisition. During 2007, the Company recorded a $2.6 million payable as part of the earn-out consideration as an additional cost of the acquisition. At March 31, 2008, the remaining maximum amount of future payments the Company could be required to make under contingent payment provisions was approximately $4.4 million in the form of cash. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, all of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results since the third quarter of 2007.

On March 30, 2007, the Company acquired Partners Bank of Texas (“Partners Bank”). Partners Bank was a privately held bank which operated four banking offices in the Houston area. The completion of the acquisition of Partners Bank has enabled the Company to fill out its footprint in Northeast Houston. As of March 30, 2007, Partners Bank had assets of approximately $191 million, loans of $142 million and deposits of $166 million. The purchase price of $52.3 million consisted of $26.5 million of the Company’s common stock (2.3 million shares), cash totaling approximately $25.5 million and $264 thousand in acquisition-related costs for all of Partners Bank’s issued and outstanding shares of common stock. The shares of the Company’s common stock issued in the transaction were valued at the average of the closing price of the Company’s common stock for the ten trading days immediately before the fifth trading day before March 30, 2007. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results since the second quarter of 2007.

3.	SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$3,335	$64	$—	$3,399
Obligations of states of the U.S. and political subdivisions	1,333	38	(1)	1,370
Mortgage-backed securities and collateralized mortgage obligations	509,402	4,236	(1,361)	512,277
Other securities	15,862	—	(1,336)	14,526

Total	$529,932	$4,338	$(2,698)	$531,572

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$95,499	$2,135	$(27)	$97,607
Mortgage-backed securities and collateralized mortgage obligations	81,403	130	(3,168)	78,365

Total	$176,902	$2,265	$(3,195)	$175,972

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$11,563	$40	$(2)	$11,601
Obligations of states of the U.S. and political subdivisions	1,693	22	(1)	1,714
Mortgage-backed securities and collateralized mortgage obligations	450,132	2,023	(3,376)	448,779
Other securities	15,993	—	(1,397)	14,596

Total	$479,381	$2,085	$(4,776)	$476,690

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$96,593	$905	$(111)	$97,387
Mortgage-backed securities and collateralized mortgage obligations	83,493	8	(1,225)	82,276

Total	$180,086	$913	$(1,336)	$179,663

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at March 31, 2008 are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,426	$2,461	$5,664	$5,708
Due after one year through five years	1,975	2,043	52,760	53,974
Due after five years through ten years	267	265	33,082	33,886
Due after ten years	—	—	3,993	4,039
Mortgage-backed securities and collateralized mortgage obligations	509,402	512,277	81,403	78,365
Other securities	15,862	14,526	—	—

Total	$529,932	$531,572	$176,902	$175,972

There were no securities sold during the three months ended March 31, 2008 and 2007.

Securities with unrealized losses segregated by length of impairment as of March 31, 2008 are as follows (in thousands):

	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states of the U.S. and political subdivisions	—	—	—	266	(1)	265
Mortgage-backed securities and collateralized mortgage obligations	100,156	(355)	99,801	77,008	(1,006)	76,002
Other securities	2,513	(83)	2,430	13,363	(1,253)	12,110

Total	$102,669	$(438)	$102,231	$90,637	$(2,260)	$88,377

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$3,027	$(25)	$3,002	$460	$(2)	$458
Mortgage-backed securities and collateralized mortgage obligations	33,630	(1,765)	31,865	36,057	(1,403)	34,654

Total	$36,657	$(1,790)	$34,867	$36,517	$(1,405)	$35,112

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and the intent and ability of the Company to hold the security until recovery of the fair value.

Securities in an unrealized loss position for more than 12 months include an other securities category that was in a loss position of approximately 10% of amortized cost basis. Because the decline in market value is attributable to changes in interest rates, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008. There are no remaining securities in the Company’s securities portfolio in a loss position greater than 10% of the Company’s amortized cost basis at March 31, 2008.

Securities in a loss position of less than 12 months have an average loss of approximately 2% of the amortized cost basis at March 31, 2008.

The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at March 31, 2008.

Securities with carrying values totaling $411 million and fair values totaling $412 million were pledged to secure public deposits at March 31, 2008.

4.	LOANS

The loan portfolio is classified by major type as follows (in thousands):

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
Loans held for sale	$90,274	2.5%	$78,447	2.3%
Loans held for investment
Domestic
Commercial and industrial	960,320	27.1%	912,604	26.7%
Real estate:
Commercial	1,430,746	40.3%	1,387,014	40.6%
Construction	731,833	20.6%	714,600	20.9%
Residential mortgage	237,665	6.7%	226,033	6.6%
Consumer/other	75,028	2.1%	75,626	2.2%
Foreign
Commercial and industrial	20,565	0.6%	21,571	0.6%
Other loans	2,319	0.1%	2,389	0.1%

Total loans held for investment	3,458,476	97.5%	3,339,837	97.7%

Total loans	$3,548,750	100.0%	$3,418,284	100.0%

Loan maturities and rate sensitivity of the loans held for investment, excluding residential mortgage and consumer loans, at March 31, 2008 are as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$663,944	$250,196	$46,180	$960,320
Real estate - commercial	186,642	674,676	569,428	1,430,746
Real estate - construction	360,091	251,120	120,622	731,833
Foreign loans	10,159	12,384	341	22,884

Total	$1,220,836	$1,188,376	$736,571	$3,145,783

Loans with a fixed interest rate	$238,618	$801,604	$240,992	$1,281,214
Loans with a floating interest rate	982,218	386,772	495,579	1,864,569

Total	$1,220,836	$1,188,376	$736,571	$3,145,783

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas, Fort Worth and San Antonio metropolitan areas. As of March 31, 2008, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported in the balance sheet as loans held for investment stated at the principal amount outstanding adjusted for charge-offs, the allowance for loan losses, deferred fees or costs and unamortized premiums or discounts. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value. As part of the Company’s ongoing loan portfolio management, $28.0 million of performing commercial real estate loans acquired for investment purposes were transferred to the held for sale classification during the first quarter of 2008. During the first quarters of 2008 and 2007, the Company sold $2.2 million and $21.0 million, respectively, of performing commercial real estate loans that were originally acquired as held for investment. These sales resulted in net gains of $82 thousand and $362 thousand during the three month periods ended March 31, 2008 and 2007, respectively. These loans were sold as part of the Company’s ongoing management of the size, concentrations and risk profile of the loan portfolio.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between Sterling Bank (the “Bank”) and such related parties have been and are in the ordinary course of business and are made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	March 31, 2008	December 31, 2007
Beginning balance	$2,189	$2,293
New loans	424	747
Repayments	(3)	(851)

Ending balance	$2,610	$2,189

The recorded investment in impaired loans was $22.0 million and $23.4 million at March 31, 2008 and December 31, 2007, respectively. Such impaired loans required an allowance for loan losses of $4.4 million and $3.9 million, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2008 and 2007 was $24.2 million and $12.7 million, respectively. No interest on impaired loans was received during the three months ended March 31, 2008 and 2007.

Interest foregone on nonaccrual loans for the three months ended March 31, 2008 and 2007 was approximately $1.1 million and $923 thousand, respectively. The Company had one restructured loan totaling $764 thousand and $769 thousand as of March 31, 2008 and December 31, 2007, respectively.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $944 thousand and $1.3 million at March 31, 2008 and December 31, 2007, respectively. These loans consisted primarily of government guaranteed loans.

5.	ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$34,446	$32,027
Loans charged-off	3,505	980
Loan recoveries	(590)	(574)

Net loans charged-off	2,915	406
Allowance for loan losses associated with acquired institutions	—	1,496
Provision for loan losses	4,150	370

Allowance for loan losses at end of period	35,681	33,487

Reserve for unfunded loan commitments at beginning of period	927	927
Provision for losses on unfunded loan commitments	—	—

Reserve for unfunded loan commitments at end of period	927	927

Total allowance for credit losses	$36,608	$34,414

6.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2007, and the period ended March 31, 2008 are as follows (in thousands):

	Houston	San Antonio	North Texas	Total
Balance, January 1, 2007	$29,613	$73,037	$28,208	$130,858
BOTH, Inc. goodwill adjustment	—	6	—	6
Partners Bank acquisition	30,050	—	—	30,050
MBM Advisors, Inc. acquisition	7,901	—	—	7,901

Balance, December 31, 2007	67,564	73,043	28,208	168,815
First Horizon branch acquisition	—	—	4,556	4,556
Purchase accounting adjustments	167	(852)	—	(685)

Balance, March 31, 2008	$67,731	$72,191	$32,764	$172,686

The changes in the carrying amounts of core deposit and other intangibles for the year ended December 31, 2007, and the period ended March 31, 2008 are as follows (in thousands):

	Core Deposit Intangibles	Customer Relationship Intangibles	Total
Balance, January 1, 2007	$10,299	$—	$10,299
Amortization expense	(1,951)	(186)	(2,137)
Partners Bank acquisition	4,087	—	4,087
MBM Advisors, Inc. acquisition	—	3,722	3,722

Balance, December 31, 2007	12,435	3,536	15,971
Amortization expense	(492)	(93)	(585)
First Horizon branch acquisition	231	—	231

Balance, March 31, 2008	$12,174	$3,443	$15,617

7.	JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of March 31, 2008, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. As of March 31, 2008, the floating rate was 6.15% on these securities compared to 8.28% at December 31, 2007.

The BOTH Capital Trust I preferred securities bear interest at a floating rate equal to the three-month LIBOR, plus 3.10%; however, the calculated interest rate will not exceed 5.96% in the period to July 7, 2008. The rate on these securities was 5.96% at March 31, 2008 and December 31, 2007.

On March 26, 2007, the Company completed the issuance and sale in a private placement of $25.0 million in aggregate principal amount of trust preferred securities issued by the Company’s newly formed subsidiary, Sterling Bancshares Capital Trust IV, a Delaware statutory trust (“Trust IV”). The trust preferred securities may be called at par by the Company at any time after June 15, 2012 and require quarterly distributions of interest by Trust IV to the holder of the trust preferred securities. Distributions will be payable quarterly at a floating interest rate equal to the 3-month LIBOR plus 1.60% per annum. Trust IV simultaneously issued 774 shares of its common securities to the Company for the purchase price of $774 thousand, which constitutes all of the issued and outstanding common securities of Trust IV. As of March 31, 2008, the floating rate was 4.40% on these securities.

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

In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair value hedge of the Company’s $50.0 million subordinated debentures and qualifies for the “short-cut” method of accounting. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. The swap’s fair value is included in other liabilities and was $827 thousand and $1.3 million with a floating rate of 7.88% and 8.87% on March 31, 2008 and December 31, 2007, respectively. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

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

For cash flow hedges, the gain or loss on the effective portion of the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The accumulated net after-tax gain on the floor and collar contracts included in accumulated other comprehensive income totaled $13.0 million and $7.3 million at March 31, 2008 and December 31, 2007, respectively. The total fair value of the interest-rate collar and floor was $20.6 million and $12.2 million at March 31, 2008 and December 31, 2007, respectively, and is included in other assets.

9.	OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007
Federal Home Loan Bank advances	$345,500	$187,500
Federal funds purchased	16,750	9,225
Securities sold under agreements to repurchase	63,679	422

Total	$425,929	$197,147

Federal Home Loan Bank Advances - The Company has an available line of credit with the Federal Home Loan Bank (FHLB) of Dallas, which allows the Company to borrow on a collateralized basis. At March 31, 2008, we had total funds of $1.1 billion available under this agreement of which $346 million was outstanding. At March 31, 2008, the Company had $40.0 million of FHLB advances that had an original maturity of ten years, $20.0 million that mature in seven years and $500 thousand of FHLB advances with an original maturity of three years. The remaining advances had maturities of fewer than ten days. The weighted-average interest rate on these borrowings was 2.26% at March 31, 2008. These borrowings are collateralized by single family residential mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Federal Funds Purchased - The Company has federal funds purchased at correspondent banks. As of March 31, 2008, federal funds outstanding with a correspondent bank were $16.8 million and payable upon demand. These funds typically mature within one to ninety days.

Securities Sold Under Agreements to Repurchase – Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day, while structured repurchase agreements with other financial institutions will have varying terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities. The structured repurchase agreements are held in safekeeping by the purchasing financial institution. At March 31, 2008 and December 31, 2007, the Company had securities sold under agreements to repurchase with banking customers of $13.7 million and $422 thousand, respectively. Structured repurchase agreements totaled $50 million at March 31, 2008 and consisted of agreements with two separate financial institutions. On February 20, 2008 and March 17, 2008, respectively, the Company entered into agreements with two separate financial institutions totaling $25.0 million, each with an original maturity of seven years. The rate on these repurchase agreements was 2.07% and 1.80%, respectively, at March 31, 2008. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no structured repurchase agreements outstanding on December 31, 2007.

Line of Credit - The Company has a revolving line of credit of $40.0 million with Wells Fargo Bank. This line of credit matures on September 30, 2008 and is subject to certain covenants. There were no borrowings outstanding on this line of credit on March 31, 2008 and December 31, 2007.

10.	STOCK-BASED COMPENSATION

The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock units, restricted stock unit awards, phantom stock awards, stock appreciation rights or stock options.

On August 31, 2007, the Board of Directors of the Company approved and adopted the Long-Term Incentive Stock Performance Program (the “Program”) pursuant to which the Human Resource Programs Committee of the Board of Directors (the “Committee”) may award equity-based awards to employees who are actively employed by the Company. All awards will be made under the 2003 Stock Plan and vest over a three year period.

Total stock-based compensation expense that was charged against income was $715 thousand and $519 thousand for the three month periods ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $199 thousand and $145 thousand for the three months ended March 31, 2008 and 2007, respectively.

On December 20, 2007, the Company entered into an employment agreement with its chief executive officer (“CEO”). This agreement replaces the existing agreement, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”), to be earned based on specified performance metrics. Under the revised agreement, the new performance metrics include EPS Growth versus the Company’s peer’s measure and a return on assets versus peer’s performance measure. In addition, the vesting period changed from four years to three years. Based on these performance metrics, the CEO will earn a specific number of the eligible share units on December 31, 2009. As of March 31, 2008, there was $1.2 million of total unrecognized compensation expense related to the PRSUs. If the performance measures are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed.

Stock Purchase Plan - The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 2.3 million shares of Company common stock may be issued under the Purchase Plan subject to adjustment upon changes in capitalization. During the three months ended March 31, 2008, 14,345 shares were subscribed for through payroll deductions under the Purchase Plan compared to 10,698 shares for the same period in 2007.

11.	EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007
Net income	$11,609	$11,923
Basic:
Weighted average shares outstanding	73,152	71,084
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	253	666

Total	73,405	71,750

Earnings per share:
Basic	$0.16	$0.17

Diluted	$0.16	$0.17

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 498,707 and 338,424 options outstanding for the three months ended March 31, 2008 and 2007, respectively, which were antidilutive.

12.	COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.6 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively. Refer to the 2007 Form 10-K for information regarding these commitments.

Litigation – The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements - The Company has entered into severance and non-competition agreements with its chief executive officer and certain other executive officers. Under these agreements, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20,000 in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	March 31, 2008	December 31, 2007
Commitments to extend credit	$928,031	$929,227
Standby letters of credit	169,641	135,345

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of March 31, 2008 and December 31, 2007, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of March 31, 2008:
Total capital (to risk weighted assets)	$459,823	10.7%	$343,212	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	374,075	8.7%	171,606	4.0%	N/A	N/A
Tier 1 capital (to average assets)	374,075	8.5%	176,823	4.0%	N/A	N/A

As of December 31, 2007:
Total capital (to risk weighted assets)	$454,030	11.1%	$327,180	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	369,965	9.1%	163,590	4.0%	N/A	N/A
Tier 1 capital (to average assets)	369,965	8.6%	172,366	4.0%	N/A	N/A

STERLING BANK:
As of March 31, 2008:
Total capital (to risk weighted assets)	$455,312	10.6%	$342,929	8.0%	$428,661	10.0%
Tier 1 capital (to risk weighted assets)	369,564	8.6%	171,464	4.0%	257,197	6.0%
Tier 1 capital (to average assets)	369,564	8.4%	176,578	4.0%	220,723	5.0%

As of December 31, 2007:
Total capital (to risk weighted assets)	$448,314	11.0%	$326,896	8.0%	$408,620	10.0%
Tier 1 capital (to risk weighted assets)	364,248	8.9%	163,448	4.0%	245,172	6.0%
Tier 1 capital (to average assets)	364,248	8.5%	172,193	4.0%	215,241	5.0%

On January 1, 2004, the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At March 31, 2008, the entire amount of the $80.3 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at March 31, 2008.

Dividend restrictions - Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. At March 31, 2008, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $28.2 million by the Bank.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted SFAS No. 157. As discussed in Note 1, SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under an existing accounting pronouncement. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy. The fair value hierarchy consists of three levels of inputs that may be used to measure fair value as follows:

Level 1 - Inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 - Inputs other than those quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 2 assets and liabilities include available-for-sale securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Available-for-sale securities are valued using an independent pricing service that considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, prepayment speeds, credit information and the bond’s terms and conditions, among other things. Derivative valuations utilize certain Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The significance of the impact of these credit valuation adjustments on the overall valuation of derivative positions are not significant to the overall valuation and result in all derivative valuations being classified in Level 2 of the fair value hierarchy.

Level 3 - Inputs that are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. This category includes certain interest-only strip securities where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in thousands).

	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$531,572	$—	$528,267	$3,305
Cash flow hedges	20,638	—	20,638	—
Financial liabilities:
Interest rate swap	827	—	827	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets measured on a nonrecurring basis include impaired loans that are collateral dependent, other real estate owned and other repossessed assets which are measured using appraisals and third party estimates and are considered Level 2 inputs within the fair value hierarchy. For the three months ended March 31, 2008, the Company had additions to impaired loans, other real estate owned and other repossessed assets of $8.0 million, $940 thousand and $39 thousand, respectively which were outstanding at March 31, 2008 and measured using the fair value hierarchy.

The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008 and summarizes gains and losses due to changes in fair value. Level 3 available-for-sale securities include certain interest-only strips which are valued are based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and pre-payment rates.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Unrealized gains (losses) on items still held
	Available-for-Sale Securities
Balance, January 1, 2008	$3,586	$(1,039)

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	105	105
Purchases, issuances, settlements and amortization	(386)	—
Transfers in and/or out of Level 3	—	—

Balance, March 31, 2008	$3,305	$(934)

There were no realized gains or losses related to Level 3 assets recorded during the three month periods ended March 31, 2008 and 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

the effect of changes in accounting policies and practices, as may be adopted by the FASB, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.

Forward-looking statements speak only as of the date of this report. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

For additional discussion of such risks, uncertainties and assumptions, see our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

OVERVIEW

For more than 33 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to medium-sized businesses. We provide a broad array of financial services to consumers and Texas businesses and consumers through 59 banking centers in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas.

At March 31, 2008, we had consolidated total assets of $4.7 billion, total loans of $3.5 billion, total deposits of $3.6 billion and shareholder’s equity of $496 million.

We reported net income of $11.6 million, or $0.16 per diluted share for the quarter ended March 31, 2008, compared to $11.9 million or $0.17 per diluted share earned for the first quarter of 2007.

On February 8, 2008, we completed our acquisition and successful integration of ten branches located in the Dallas and Fort Worth areas from First Horizon National Corp. (“First Horizon”) which will further enhance our ability to serve our customers through an expanded presence in these markets. Our first quarter results positively reflect our expense reduction initiatives, as well as our efforts to increase our non-interest income.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of March 31, 2008.

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

These policies and the judgments, estimates and assumptions are described in greater detail in our 2007 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Organization and Summary of Significant Accounting and Reporting Policies.”

RECENT ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (“SFAS 157”) Fair Value Measurements. SFAS 157 defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” delayed the application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The Company adopted SFAS 157 on January 1, 2008. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

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

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4 (“EITF 06-4”) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. The Company adopted EITF 06-4 on January 1, 2008. The adoption of this accounting standard did not have a material impact on the Company’s financial statements

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”) Business Combinations (Revised 2007). SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. Management has not completed its evaluation of the impact of this standard; however, the Company does expect SFAS 141R to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”) Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years beginning after December 15, 2008. Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements.

SELECTED FINANCIAL DATA

	Three Months Ended March 31,		Year Ended December 31,
	2008	2007	2007
	(Dollars and shares in thousands, except per share amounts)
INCOME STATEMENT DATA:
Net interest income	$47,996	$44,589	$185,624
Provision for credit losses	4,150	370	3,820
Noninterest income	10,715	7,934	36,220
Noninterest expense	37,388	33,834	139,354
Income before income taxes	17,173	18,319	78,670
Net income	11,609	11,923	52,962
BALANCE SHEET DATA (at period-end):
Total assets	$4,745,461	$4,335,310	$4,535,909
Total loans	3,548,750	3,239,563	3,418,284
Allowance for loan losses	35,681	33,487	34,446
Total securities	708,474	600,532	656,776
Total deposits	3,644,917	3,655,704	3,673,711
Other borrowed funds	425,929	32,439	197,147
Subordinated debt	49,142	46,467	48,694
Junior subordinated debt	82,734	82,734	82,734
Shareholders’ equity	496,370	445,419	480,259
COMMON SHARE DATA:
Earnings per share (1)
Basic shares	$0.16	$0.17	$0.73
Diluted shares	$0.16	$0.17	$0.72
Shares used in computing earnings per common share
Basic shares	73,152	71,084	72,659
Diluted shares	73,405	71,750	73,126
End of period common shares outstanding	73,115	73,401	73,159
Book value per common share at period-end
Total	$6.79	$6.07	$6.56
Tangible	$4.21	$3.70	$4.04
Cash dividends paid per common share	$0.055	0.0525	$0.210
Common stock dividend payout ratio	34.69%	31.26%	28.77%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	9.43%	11.60%	11.77%
Return on average assets (2)	1.01%	1.18%	1.22%
Tax equivalent net interest margin (3)	4.67%	4.90%	4.77%
Efficiency ratio (4)	62.34%	62.59%	61.84%
Full-time equivalent employees	1,103	1,066	1,042
Number of banking centers	59	49	49
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	96.75%	93.19%	91.93%
Period-end shareholders’ equity to total assets	10.46%	10.27%	10.59%
Average shareholders’ equity to average assets	10.75%	10.16%	10.38%
Period-end tangible capital to total tangible assets	6.76%	6.52%	6.79%
Tier 1 capital to risk-weighted assets	8.72%	9.11%	9.05%
Total capital to risk-weighted assets	10.72%	11.18%	11.10%
Tier 1 leverage ratio (Tier 1 capital to average assets)	8.46%	9.02%	8.59%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.03%	1.06%	1.03%
Period-end allowance for loan losses to period-end loans	1.01%	1.03%	1.01%
Period-end allowance for loan losses to nonperforming loans	162.46%	256.69%	170.41%
Nonperforming loans to period-end loans	0.62%	0.40%	0.59%
Nonperforming assets to period-end assets	0.55%	0.37%	0.53%
Net charge-offs to average loans (2)	0.34%	0.05%	0.09%

(1)	The calculation of diluted EPS excludes 498,707 and 338,424 options outstanding for the three months ended March 31, 2008 and 2007, respectively, and 550,505 options for the year ended 2007, which were antidilutive.
(2)	Interim periods annualized.
(3)	Taxable-equivalent basis assuming a 35% tax rate.
(4)	During 2007, the efficiency ratio was changed to divide noninterest expense less acquisition costs, an employee severance payment, and Trust Preferred Securities debt issuance costs by tax equivalent basis net interest income plus noninterest income less net gain (loss) on sales of investment securities and less net gain on sale/leaseback transactions. Prior period amounts have been restated to reflect the current methodology.

RESULTS OF OPERATIONS

Net Income - Net income was $11.6 million, or $0.16 per diluted share, for the first quarter ended March 31, 2008, compared to $11.9 million, or $0.17 per diluted share, earned for the first quarter of 2007.

Details of the changes in the various components of net income are discussed below.

Net Interest Income – Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and borrowings. Net interest income is our principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to effect net interest income.

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. Beginning in September 2007, the FOMC decreased overnight interest rates by 300 basis points to 2.25% at March 31, 2008.

Tax equivalent net interest income increased $3.4 million or 7.7% to $48.4 million for the three month period ended March 31, 2008 compared to the same time period in 2007. This increase in net interest income was due to a combination of the growth in our loan portfolio and a decline in interest expense due to the utilization of lower cost borrowings. Our tax equivalent net interest margin was 4.67% for the three month period ended March 31, 2008, a decrease of 23 basis points compared to the 4.90% net interest margin for the three month period ended 2007. This decline in net interest margin was the result of the significant decline in short-term interest rates that began in late 2007. The negative impact of the decline in short-term interest rates was partially mitigated by the work we have done in the past two years to position our balance sheet to be more neutral to movements in short-term interest rates including the interest rate hedge that was established in 2006 and the strategic decision to utilize lower cost borrowings.

Total tax equivalent interest income increased $2.8 million for the three month period ended March 31, 2008 over the comparable period in 2007. Interest income on loans increased $1.7 million for the three month period ended March 31, 2008 compared to the same period in 2007, due in part to an increase in the volume of the loan portfolio. Average total loans increased $371 million or 11.9% for the three months ended March 31, 2008 over the comparable period in 2007. The increase in interest income from increases in loan volumes was partially offset by a decrease in yield earned of 71 basis points for the first quarter of 2008 compared to the first quarter of 2007. The decline in the loan yields was offset by the interest rate hedge that we purchased in 2006 which provided additional interest income of $1.6 million in the first three months of 2008. The hedge effectively converts a portion of our loan portfolio from variable rate to fixed rate.

On average, the securities portfolio (including trading assets) was higher by $82.7 million or 14.1% for the three months ended March 31, 2008 compared to the same period in 2007. The increase in average securities combined with a ten basis point increase in tax equivalent yield earned on securities for the three month period ended March 31, 2008 resulted in an increase in interest income on securities of $1.2 million compared to the same time period in 2007.

Total interest expense decreased $689 thousand for the three month period ended March 31, 2008 over the comparable period in 2007. Average interest-bearing liabilities for the three month period ended March 31, 2008 increased $407 million or 15.6% compared to the same period in 2007. The average rate paid on interest-bearing liabilities decreased 61 basis points for the first quarter of 2008 compared to the first quarter of 2007.

The reduction in short-term interest rates that began late 2007 reduced the average rate paid on all interest-bearing deposits 46 basis points for the three month period ended March 31, 2008 compared to the same period in 2007. This decrease was partially offset by an increase in average interest-bearing deposits of $245 million for the three month period ended March 31, 2008 compared to the same period in 2007. On average, our noninterest-bearing deposits were 29% of total deposits for the three months ended March 31, 2008 as compared to 31% for the same period in 2007.

Beginning in the fourth quarter of 2007, we made the strategic decision to allow some of our higher cost time deposits to mature and be replaced by lower cost borrowings. Average other borrowings for the three month period ended March 31, 2008 increased $135 million or 71.6% compared to the same period in 2007. These borrowings provided additional funding at a rate of 2.92% for the first quarter of 2008, a decrease in funding costs of 245 basis points over the same period in 2007. Overall, interest expense on other borrowings decreased $143 thousand for the three month period ended March 31, 2008 compared to the same period in 2007.

Average junior subordinated debt increased $24.1 million for the three months ended March 31, 2008 compared to the same period in 2007 as we issued junior subordinated debt of $25.7 million in aggregate principle in the first quarter of 2007. As a result, interest expense on average junior subordinated debt increased $369 thousand for the three month period ended March 31, 2008 compared to the same period in 2007.

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands).

	Three Months Ended March 31,
	(Dollars in thousands)
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$78,331	$1,384	7.11%	$53,481	$1,005	7.62%
Loans held for investment (1):
Taxable	3,404,998	61,626	7.28%	3,058,283	60,296	8.00%
Non-taxable (2)	2,974	61	8.27%	3,654	69	7.66%
Securities:
Taxable	567,343	6,549	4.64%	493,210	5,461	4.49%
Non-taxable (2)	97,411	1,251	5.17%	93,153	1,187	5.17%
Trading assets	4,395	21	1.91%	72	1	8.48%
Federal funds sold	4,990	39	3.13%	11,895	148	5.05%
Deposits in financial institutions	437	3	3.01%	1,429	17	4.74%

Total interest-earning assets	4,160,879	70,934	6.86%	3,715,177	68,184	7.44%
Noninterest-earning assets:
Cash and due from banks	98,377			114,498
Premises and equipment, net	36,400			23,172
Other assets	341,837			284,046
Allowance for loan losses	(34,076)			(32,073)

Total noninterest-earning assets	442,538			389,643

Total assets	$4,603,417			$4,104,820

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,430,887	$5,615	1.58%	$1,227,422	$6,039	2.00%
Certificates and other time	1,125,983	11,977	4.28%	1,084,700	12,350	4.62%
Other borrowed funds	323,622	2,352	2.92%	188,569	2,495	5.37%
Subordinated debt	49,272	1,032	8.42%	46,125	1,150	10.11%
Junior subordinated debt	82,734	1,600	7.78%	58,678	1,231	8.51%

Total interest-bearing liabilities	3,012,498	22,576	3.01%	2,605,494	23,265	3.62%
Noninterest-bearing sources:
Demand deposits	1,046,412			1,031,046
Other liabilities	49,554			51,380

Total noninterest-bearing liabilities	1,095,966			1,082,426
Shareholders’ equity	494,953			416,900

Total liabilities and shareholders’ equity	$4,603,417			$4,104,820

Tax equivalent net interest income & margin (2) (3)		48,358	4.67%		44,919	4.90%

Tax equivalent adjustment:
Loans		19			20
Securities		343			310

Total tax equivalent adjustment		362			330

Net interest income		$47,996			$44,589

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent adjustments are the result of increasing income from nontaxable loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

Noninterest Income - Noninterest income consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Customer service fees	$3,876	$3,472
Net gain on trading assets	—	1
Net gain on the sale of loans	306	504
Bank owned life insurance	824	796
Wealth and asset management fees	2,338	612
Debit card income	589	525
FHLB stock dividends	115	240
Other	2,667	1,784

Total	$10,715	$7,934

Customer service fees for the three months ended March 31, 2008 increased $404 thousand compared to the same period in 2007. This increase can be partly attributed to the lower earnings credit rate on our commercial deposit accounts on analysis, which is a direct result of lower short-term interest rates.

Net gain on the sale of loans decreased $198 thousand for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in gain on sale of loans was due to a decline in loan sale activity. During the first quarter of 2007, we sold approximately $20 million of performing commercial real estate loans as part of our ongoing management of the size, concentration, and risk profile of the commercial real estate portfolio for a net gain of $362 thousand.

Wealth and asset management fees increased $1.7 million for the three months ended March 31, 2008 compared to the same period in 2007. This increase was due primarily to the addition of MBM Advisors, in June 2007, which contributed $1.5 million in fee revenue during the first quarter of 2008. The acquisition of MBM has allowed us to diversify our revenue by increasing noninterest income as a percentage of total revenue to 18%.

Other noninterest income increased $883 thousand for the three months ended March 31, 2008 compared to the same period in 2007. This increase was due primarily to an increase in lending fees of $458 thousand and $323 thousand received from the mandatory redemption of some of our shares of Visa, Inc. related to Visa Inc.’s Initial Public Offering.

Noninterest Expense - Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Salaries and employee benefits	$20,759	$19,688
Occupancy	5,265	4,362
Technology	2,330	2,049
Professional fees	1,009	945
Postage, delivery and supplies	1,073	811
Marketing	413	355
Core deposit and other intangibles amortization	585	420
Acquisition costs	562	754
Net gains and carrying costs of other real estate and foreclosed property	(69)	(33)
Other	5,461	4,483

Total	$37,388	$33,834

Total noninterest expense for the three month period ended March 31, 2008 increased $3.6 million compared to the same period in 2007. This increase was primarily due to the three acquisitions completed since the first quarter of 2007, which contributed $2.6 million in noninterest expense for the three month period ended March 31, 2008. Details of the changes in the various components of noninterest expense are discussed below.

Salaries and employee benefits for the three month period ended March 31, 2008 increased $1.1 million compared to the same period in 2007. This increase was primarily due to three acquisitions completed since the first quarter of 2007. Combined, these acquisitions resulted in additional salaries and benefits of approximately $1.4 million. Excluding acquisitions, we were able to reduce overall salaries and benefits due to the management and modification of certain perquisite benefit programs.

Occupancy expense for the three month period ended March 31, 2008 increased $903 thousand or 20.7% compared to the same period in 2007. Since the first quarter of 2007, we have added fourteen banking centers in conjunction with the Partners Bank and First Horizon branch acquisitions.

Technology expense increased $281 thousand or 13.7% for the three month period ended March 31, 2008 compared to the same period in 2007. This increase was due, in part, to the three acquisitions we completed since the first quarter of 2007 which contributed approximately $137 thousand for the three months ended March 31, 2008. In addition, depreciation increased associated with additional hardware and customer products including an upgrade in the Bank’s deposit system in 2006 and 2007.

During the first quarter of 2008, we recorded $562 thousand in acquisition-related expenses incurred in connection with the First Horizon branch acquisition. During the first quarter of 2007, we recorded $754 thousand in acquisition-related expenses incurred in connection with the acquisition of Partners Bank. Acquisition expenses include retention bonuses and data processing costs related to the conversion of computer systems.

Other noninterest expense increased $978 thousand for the three month period ended March 31, 2008 compared to the same period in 2007. This increase was due, in part, to an increase in FDIC assessment rates which were enacted in 2007 resulting in additional expense of $507 thousand for the first quarter of 2008.

Income Taxes – We provided $5.6 million for federal and state income taxes during the three month period ended March 31, 2008 and $6.4 million for the same period in 2007. The effective tax rate was approximately 32% for the three month period ended March 31, 2008 as compared to 35% for the same period in 2007. The effective tax rate in 2007 was the result of the anticipated impact of the new Texas margin tax in 2007. During the second quarter of 2007, the Texas Margin Tax rules were amended which resulted in a reduction of the state margin tax rate.

FINANCIAL CONDITION

Loans Held for Investment - The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial and industrial	$960,320	27.8%	$912,604	27.3%
Real estate:
Commercial	1,430,746	41.3%	1,387,014	41.5%
Construction	731,833	21.2%	714,600	21.4%
Residential mortgage	237,665	6.9%	226,033	6.8%
Consumer/other	75,028	2.2%	75,626	2.3%
Foreign loans	22,884	0.6%	23,960	0.7%

Total loans held for investment	$3,458,476	100.0%	$3,339,837	100.0%

At March 31, 2008, loans held for investment were $3.5 billion, an increase of $119 million or 3.6% over loans held for investment at December 31, 2007. Loans acquired as a result of the First Horizon branch acquisition on February 8, 2008 totaled $54.6 million. The remaining increase in loans was primarily due to internal loan growth.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual sales ranging up to $50 million. Typically, our customers have financing requirements between $50 thousand and $5 million. At March 31, 2008, commercial real estate loans and commercial and industrial loans were 41.3% and 27.8%, respectively, of loans held for investment.

At March 31, 2008, loans held for investment were 94.9% of deposits and 72.9% of total assets. As of March 31, 2008, we had no material concentration of loans to any one type of industry. Loans held for investment were 90.9% of deposits and 73.6% of total assets at December 31, 2007.

Loans Held for Sale - Loans held for sale totaled $90.3 million at March 31, 2008, as compared with $78.4 million at December 31, 2007. Loans held for sale include the guaranteed portion of Small Business Administration (SBA) loans originated by the Bank and loans originated as part of the Bank’s wholesale commercial lending operations. Due to the timing of the purchases and sales of SBA and other loans to investors, the balance of loans in the held for sale category at any given time may vary.

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

Securities - Our securities portfolio at March 31, 2008 totaled $708 million, as compared to $657 million at December 31, 2007, an increase of $51.7 million or 7.9%. Net unrealized gain on the available-for-sale securities was $1.7 million at March 31, 2008 as compared to a net unrealized loss of $2.7 million at December 31, 2007.

Deposits - The following table summarizes our deposit portfolio by type (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
Noninterest-bearing demand	$1,100,919	30.2%	$1,092,210	29.7%
Interest-bearing demand	1,464,937	40.2%	1,403,227	38.3%
Certificates and other time deposits
Jumbo	682,264	18.7%	756,980	20.6%
Regular	304,776	8.4%	332,206	9.0%
Brokered	92,021	2.5%	89,088	2.4%

Total deposits	$3,644,917	100.0%	$3,673,711	100.0%

Total deposits as of March 31, 2008 decreased $28.8 million to $3.6 billion, down 1.0% compared to $3.7 billion at December 31, 2007. Deposits acquired in the First Horizon branch acquisition on February 8, 2008 totaled $85.3 million. At March 31, 2008, certificate and other time deposits decreased $99.2 million since December 31, 2007, due to management’s decision to allow certain higher priced deposits to mature and be replaced by lower cost borrowings. The percentage of interest-bearing and noninterest-bearing demand deposits to total deposits as of March 31, 2008 was 40.2% and 30.2%, respectively, and our loan to deposit ratio remained at 97.4%.

Other Borrowed Funds – As of March 31, 2008, we had $426 million in other borrowings compared to $197 million at December 31, 2007, an increase of $229 million. Our primary source of other borrowings is the Federal Home Loan Bank (“FHLB”). At March 31, 2008, borrowings under FHLB advances totaled $346 million with an average interest rate of 2.26%. At March 31, 2008, we had $40.0 million of FHLB advances that mature in ten years, $20.0 million that mature in seven years and $500 thousand of FHLB advances that mature in three years. The remaining advances had maturities of fewer than ten days. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

We have federal funds purchased at correspondent banks that typically mature within one to ninety days. As of March 31, 2008, federal funds outstanding with a correspondent bank were $16.8 million and payable upon demand.

Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. At March 31, 2008 and December 31, 2007, we had securities sold under agreements to repurchase with banking customers of $13.7 million and $422 thousand, respectively. Structured repurchase agreements totaled $50 million at March 31, 2008 and consisted of agreements with two separate financial institutions totaling $25.0 million, each with an original maturity of seven years. The rate on these repurchase agreements was 2.07% and 1.80%, respectively, at March 31, 2008. There were no structured repurchase agreements outstanding on December 31, 2007.

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

Nonperforming assets consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Nonperforming loans:
Nonaccrual	$21,199	$19,445
Restructured	764	769
Real estate acquired by foreclosure	4,042	3,683
Other repossessed assets	112	152

Total nonperforming assets	$26,117	$24,049

Accruing loans past due 90 days or more	$944	$1,304

Period-end allowance for loan losses to nonperforming loans	162.46%	170.41%
Nonperforming loans to period-end loans	0.62%	0.59%
Nonperforming assets to period-end assets	0.55%	0.53%

Nonperforming assets were $26.1 million at March 31, 2008, a $2.1 million increase from December 31, 2007. Accruing loans past due 90 days or more at March 31, 2008 totaled $944 thousand and consisted primarily of government guaranteed loans.

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

The provision for credit losses for the three months ended March 31, 2008 was $4.2 million as compared to $370 thousand for the same period in 2007. The increased provision for credit losses during the three months ended March 31, 2008 is reflective of the growth in our loan portfolio including the acquisition of $54 million of loans from First Horizon, and an increase in net charge-offs.

Net charge-offs were $2.9 million or 0.34% of average loans for the three months ended March 31, 2008 compared to $406 thousand or 0.05% of average loans for the same period in 2007. Net charge-offs increased $2.5 million for the three months ended March 31, 2008 compared to the same period in 2007. Of the $2.9 million in net charge-offs recorded for the three months ended March 31, 2008, approximately $1 million was related to one loan. We have liquidated our collateral and are pursuing legal action against the guarantor for the deficiency. During the first quarter of 2008, we also took charge-offs on several older nonperforming loans which we sold as part of a clean-up effort. During this process, we identified a few isolated nonperforming credits where we no longer had an ongoing relationship with the borrower.

The allowance for loan losses at March 31, 2008 was $35.7 million and represented 1.01% of total loans. The allowance for loan losses at March 31, 2008 was 162.46% of nonperforming loans, down from 170.41% at December 31, 2007. The reserve for unfunded lending commitments remained unchanged at $927 thousand as of March 31, 2008 and December 31, 2007.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Allowance for loan losses at beginning of period	$34,446	$32,027
Charge-offs:
Commercial, financial, and industrial	1,721	535
Real estate, mortgage and construction	1,481	120
Consumer	303	325

Total charge-offs	3,505	980

Recoveries
Commercial, financial, and industrial	352	406
Real estate, mortgage and construction	61	2
Consumer	177	166

Total recoveries	590	574

Net charge-offs	2,915	406
Allowance for credit losses associated with acquired institutions	—	1,496
Provision for loan losses	4,150	370

Allowance for loan losses at end of period	35,681	33,487

Reserve for unfunded loan commitments at beginning of period	927	927
Provision for losses on unfunded loan commitments	—	—

Reserve for unfunded loan commitments at end of period	927	927

Total allowance for credit losses	$36,608	$34,414

Period-end allowance for credit losses to period-end loans	1.03%	1.06%
Period-end allowance for loan losses to period-end loans	1.01%	1.03%
Period-end allowance for loan losses to nonperforming loans	162.46%	256.69%
Nonperforming loans to period-end loans	0.62%	0.40%
Nonperforming assets to period-end assets	0.55%	0.37%
Net charge-offs to average loans (annualized)	0.34%	0.05%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of March 31, 2008 and December 31, 2007:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
March 31, 2008
+200	-0.99%
+100	-0.44%
Base	0.00%
-100	-1.21%

December 31, 2007
+200	-0.26%
+100	-0.08%
Base	0.00%
-100	-0.56%

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

CAPITAL AND LIQUIDITY

Capital - At March 31, 2008, shareholders’ equity totaled $496 million or 10.46% of total assets, as compared to $480 million or 10.59% of total assets at December 31, 2007. Our risk-based capital ratios together with the minimum capital amounts and ratios at March 31, 2008 were as follows (dollars in thousands):

	Actual			For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$459,823	10.7%	$343,212	8.0%
Tier 1 capital (to risk weighted assets)	374,075	8.7%	171,606	4.0%
Tier 1 capital (to average assets)	374,075	8.5%	176,823	4.0%

See Note 14 to our Consolidated Financial Statements for further discussion of regulatory capital requirements.

Liquidity – The objectives of our liquidity management is to maintain our ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate on an ongoing basis. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. In recent years, our liquidity needs have primarily been met by growth in deposits including brokered certificates of deposit. In addition to deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing securities and loan portfolios. For more information regarding liquidity, please refer to our 2007 Annual Report on Form 10-K.

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At March 31, 2008, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $28.2 million. It is not anticipated that such restrictions will have an impact on our ability to meet our ongoing cash obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk we face since December 31, 2007. For information regarding the market risk of our financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity.” Our principal market risk exposure is to interest rates.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “program”) originally adopted by the Board on April 26, 2005. The aggregate number of shares originally approved by the Board for repurchase under the Program remains unchanged at 3,750,000 shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions. The Company may repurchase shares from available cash or other borrowings.

The table below lists the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Shares That May Yet Be Purchased Under the Plans
January 1, 2008 to January 31, 2008	—	$—	1,767,500	1,982,500
February 1, 2008 to February 29, 2008	—	$—	1,767,500	1,982,500
March 1, 2008 to March 31, 2008	100,000	$9.06	1,867,500	1,882,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

11	Statement Regarding Computation of Earnings Per Share (included as Note 11) to Consolidated Financial Statements on page 17 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: May 9, 2008	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Zach L. Wasson
Zach L. Wasson
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

11	Statement Regarding Computation of Earnings Per Share (included as Note 11) to Consolidated Financial Statements on page 17 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.