Form 10-Q
period 2008-06-30
STERLING BANCSHARES INC
filed 2008-08-08
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
[Common Stock, $1.00 par value per share]	73,174,293 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$142,964	$133,670
Available-for-sale securities, at fair value	568,329	476,690
Held-to-maturity securities, at amortized cost	175,635	180,086

Loans held for sale	112,614	78,447
Loans held for investment	3,542,994	3,339,837

Total loans	3,655,608	3,418,284
Allowance for loan losses	(41,651)	(34,446)

Loans, net	3,613,957	3,383,838

Premises and equipment, net	40,311	27,905
Real estate acquired by foreclosure	4,293	3,683
Goodwill	173,104	168,815
Core deposit and other intangibles, net	15,031	15,971
Accrued interest receivable	18,712	19,701
Other assets	157,118	125,550

TOTAL ASSETS	$4,909,454	$4,535,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,135,296	$1,092,210
Interest-bearing demand	1,409,220	1,403,227
Certificates and other time	1,149,819	1,178,274

Total deposits	3,694,335	3,673,711
Other borrowed funds	521,395	197,147
Subordinated debt	73,816	48,694
Junior subordinated debt	82,734	82,734
Accrued interest payable and other liabilities	42,640	53,364

Total liabilities	4,414,920	4,055,650

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $1 par value, 150,000,000 shares authorized, 75,027,721 and 74,926,449 issued and 73,160,221 and 73,158,949 outstanding at June 30, 2008 and December 31, 2007, respectively	75,028	74,926
Capital surplus	112,402	110,367
Retained earnings	323,765	309,903
Treasury stock, at cost, 1,867,500 and 1,767,500 shares held at June 30, 2008 and December 31, 2007, respectively	(21,399)	(20,493)
Accumulated other comprehensive income, net of tax	4,738	5,556

Total shareholders’ equity	494,534	480,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,909,454	$4,535,909

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$60,082	$65,489	$123,134	$126,839
Securities:
Taxable	7,408	5,755	13,957	11,216
Non-taxable	908	853	1,816	1,730
Trading assets	22	4	43	5
Federal funds sold	27	274	66	422
Deposits in financial institutions	5	7	8	24

Total interest income	68,452	72,382	139,024	140,236

Interest expense:
Demand and savings deposits	3,889	7,605	9,504	13,644
Certificates and other time deposits	8,662	13,922	20,639	26,272
Other borrowed funds	3,409	1,257	5,761	3,752
Subordinated debt	864	1,162	1,896	2,312
Junior subordinated debt	1,384	1,658	2,984	2,889

Total interest expense	18,208	25,604	40,784	48,869

Net interest income	50,244	46,778	98,240	91,367
Provision for credit losses	8,167	1,000	12,317	1,370

Net interest income after provision for credit losses	42,077	45,778	85,923	89,997

Noninterest income:
Customer service fees	4,148	3,431	8,024	6,903
Net gain on the sale of loans	50	73	356	577
Wealth management fees	2,363	672	4,701	1,284
Other	4,309	3,342	8,504	6,688

Total noninterest income	10,870	7,518	21,585	15,452

Noninterest expense:
Salaries and employee benefits	20,865	19,768	41,624	39,456
Occupancy	5,360	4,606	10,625	8,968
Technology	2,305	2,095	4,635	4,144
Professional fees	1,215	1,078	2,224	2,023
Postage, delivery and supplies	963	943	2,036	1,754
Marketing	724	581	1,137	936
Core deposit and other intangibles amortization	586	517	1,171	937
Acquisition costs	—	166	562	920
Other	5,690	4,588	11,082	9,038

Total noninterest expense	37,708	34,342	75,096	68,176

Income before income taxes	15,239	18,954	32,412	37,273
Provision for income taxes	4,932	5,856	10,496	12,252

Net Income	$10,307	$13,098	$21,916	$25,021

Earnings per share:
Basic	$0.14	$0.18	$0.30	$0.35

Diluted	$0.14	$0.18	$0.30	$0.34

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2007	—	$—	71,938	$71,938	$80,927	$272,179	(938)	$(10,902)	$(4,857)	$409,285

Comprehensive income:
Net income						25,021				25,021
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($786)									(1,460)	(1,460)
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of ($1,014)									(1,882)	(1,882)

Total comprehensive income										21,679

Issuance of common stock			441	441	3,135					3,576
Issuance of common stock in connection with the purchase of Partners Bank of Texas			2,345	2,345	24,176					26,521
Repurchase of common stock							(729)	(8,511)		(8,511)
Cash dividends paid						(7,571)				(7,571)

BALANCE AT JUNE 30, 2007	—	$—	74,724	$74,724	$108,238	$289,629	(1,667)	$(19,413)	$(8,199)	$444,979

BALANCE AT JANUARY 1, 2008	—	$—	74,926	$74,926	$110,367	$309,903	(1,768)	$(20,493)	$5,556	$480,259
Comprehensive income:
Net income						21,916				21,916
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($1,074)									(1,835)	(1,835)
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of $548									1,017	1,017

Total comprehensive income										21,098

Issuance of common stock			115	115	2,150					2,265
Shares held in Rabbi Trust			(13)	(13)	(115)					(128)
Repurchase of common stock							(100)	(906)		(906)
Cash dividends paid						(8,054)				(8,054)

BALANCE AT JUNE 30, 2008	—	$—	75,028	$75,028	$112,402	$323,765	(1,868)	$(21,399)	$4,738	$494,534

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,916	$25,021
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	249	1,163
Net gain on sale of loans	(356)	(577)
Provision for credit losses	12,317	1,370
Writedowns, less gains on sale, of real estate acquired by foreclosure	(143)	(158)
Depreciation and amortization	5,230	3,872
Proceeds from the sale of trading securities	—	6,631
Purchases of trading assets	—	(7,029)
Stock-based compensation expense (net of tax benefit recognized)	1,213	384
Excess tax benefits from share-based payment arrangements	(5)	(367)
Net decrease (increase) in loans held for sale	11,102	(2,989)
Net gain on sale of bank assets	(376)	(358)
Net (increase) decrease in accrued interest receivable and other assets	(13,906)	5,752
Net decrease in accrued interest payable and other liabilities	(8,635)	(4,836)

Net cash provided by operating activities	28,606	27,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	9,658	8,727
Proceeds from the maturities or calls and paydowns of available-for-sale securities	58,574	41,782
Purchases of available-for-sale securities	(153,066)	(58,151)
Purchases of held-to-maturity securities	(5,239)	(21,596)
Net increase in loans held for investment	(205,512)	(70,077)
Purchase of bank-owned life insurance	(13,875)	—
Proceeds from sale of real estate acquired by foreclosure	2,269	1,154
Purchase of Partners Bank of Texas (including transaction costs)	—	(25,180)
Cash and cash equivalents acquired with Partners Bank of Texas	—	33,326
Purchase of MBM Advisors, Inc. (including transaction costs)	—	(6,000)
Cash and cash equivalents acquired with MBM Advisors, Inc.	—	104
Payment of earnout obligations related to the acquisition of MBM Advisors, Inc.	(2,222)	—
Cash and cash equivalents acquired with First Horizon National Corp. branch acquisitions	15,301	—
Net change in interest-bearing deposits in financial institutions	—	198
Proceeds from sale of loans held for investment	4,218	21,378
Proceeds from sale of premises and equipment	140	1,169
Purchase of premises and equipment	(5,640)	(3,718)

Net cash used in investing activities	(295,394)	(76,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts	(64,670)	230,479
Net increase (decrease) in other borrowed funds	324,248	(167,549)
Issuance of trust preferred securities	—	25,775
Proceeds from issuance of subordinated debt	25,000	—
Proceeds from issuance of common stock	587	2,722
Repurchase of common stock	(1,034)	(8,511)
Excess tax benefits from share-based payment arrangements	5	367
Dividends paid	(8,054)	(7,571)

Net cash provided by financing activities	276,082	75,712

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,294	26,707
CASH AND CASH EQUIVALENTS:
Beginning of period	133,670	134,775

End of period	$142,964	$161,482

Supplemental information:
Income taxes paid	$13,625	$12,750
Interest paid	21,148	25,547
Noncash investing and financing activities - Acquisition of real estate through foreclosure of collateral	2,736	2,595
Acquisition of Partners Bank of Texas
Common stock issued	—	26,521
Payable to Partners Bank of Texas shareholders	—	300
Acquisition of MBM Advisors, Inc.
Payable to MBM Advisors, Inc. shareholders	1,938	2,774

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

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (“SFAS 157”) Fair Value Measurements. SFAS 157 defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” delayed the application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The Company adopted SFAS 157 on January 1, 2008. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

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

On February 8, 2008, the Company acquired ten branches located in the Dallas and Fort Worth, Texas areas from First Horizon National Corp. (“First Horizon”). This transaction was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. In addition to these ten bank branches, the Company also agreed to acquire land from First Horizon for possible future Sterling banking centers in Lewisville, Arlington and Fort Worth, Texas. This transaction allows the Company to achieve a critical presence in Dallas, Texas and an entry into the growing Fort Worth, Texas market. The Company acquired approximately $85.9 million in total assets and assumed deposit accounts of approximately $85.3 million for a premium of $1.7 million. Assets consisted of approximately $54.0 million in loans, $10.9 million in premises and equipment and $15.9 million in cash and other assets. The assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Excess cost over tangible net assets acquired totaled $5.2 million, of which $231 thousand and $5.0 million have been allocated to core deposits and goodwill, respectively, all of which is expected to be deductible for tax purposes. The allocation of the purchase price is preliminary and subject to final valuation determinations.

On June 28, 2007, the Company acquired MBM Advisors, Inc. (“MBM Advisors”). MBM Advisors was an independent investment advisory and pension administration/consulting firm with approximately $700 million in assets under management providing full-services in the design, administration, investment management, and communication of retirement plans with offices in both Houston and Dallas, Texas. The acquisition of MBM Advisors provides for increased opportunities to serve the owners of small and medium-sized businesses and their employees while enhancing noninterest income. The Company entered into a share exchange agreement with MBM Advisors and the shareholders of MBM Advisors in which the Company paid the shareholders an aggregate amount in cash equal to $6.0 million on the date of merger. An unconditional guaranteed cash payment of $3.0 million, payable over a three year earn-out period was recorded as part of the purchase price at the estimated net present value. The agreement includes an earn-out which is contingent upon maintaining or achieving specified earnings levels in future periods. When the contingency is resolved and additional consideration is distributable, the Company records the fair value of the consideration issued as an additional cost of the acquisition. During 2007, the Company recorded a $2.6 million payable as part of the earn-out as an additional cost of the acquisition. At June 30, 2008, the remaining maximum amount of future payments the Company could be required to make under contingent payment provisions was approximately $4.4 million in the form of cash. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, all of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results since the third quarter of 2007.

On March 30, 2007, the Company acquired Partners Bank of Texas (“Partners Bank”). Partners Bank was a privately held bank which operated four banking offices in the Houston area. The completion of the acquisition of Partners Bank has enabled the Company to fill out its footprint in Northeast Houston. As of March 30, 2007, Partners Bank had assets of approximately $191 million, loans of $142 million and deposits of $166 million. The purchase price of $52.3 million consisted of $26.5 million of the Company’s common stock (2.3 million shares), cash totaling approximately $25.5 million and $264 thousand in acquisition-related costs. The shares of the Company’s common stock issued in the transaction were valued at the average of the closing price of the Company’s common stock for the ten trading days immediately before the fifth trading day before March 30, 2007. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results since the second quarter of 2007.

3.	SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$3,346	$33	$—	$3,379
Obligations of states of the U.S. and political subdivisions	1,331	19	—	1,350
Mortgage-backed securities and collateralized mortgage obligations	553,109	1,949	(5,720)	549,338
Other securities	16,009	—	(1,747)	14,262

Total	$573,795	$2,001	$(7,467)	$568,329

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$96,844	$662	$(550)	$96,956
Mortgage-backed securities and collateralized mortgage obligations	78,791	153	(4,736)	74,208

Total	$175,635	$815	$(5,286)	$171,164

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$11,563	$40	$(2)	$11,601
Obligations of states of the U.S. and political subdivisions	1,693	22	(1)	1,714
Mortgage-backed securities and collateralized mortgage obligations	450,132	2,023	(3,376)	448,779
Other securities	15,993	—	(1,397)	14,596

Total	$479,381	$2,085	$(4,776)	$476,690

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$96,593	$905	$(111)	$97,387
Mortgage-backed securities and collateralized mortgage obligations	83,493	8	(1,225)	82,276

Total	$180,086	$913	$(1,336)	$179,663

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at June 30, 2008 are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,706	$3,740	$8,824	$8,954
Due after one year through five years	971	989	48,693	48,931
Due after five years through ten years	—	—	35,530	35,357
Due after ten years	—	—	3,797	3,714
Mortgage-backed securities and collateralized mortgage obligations	553,109	549,338	78,791	74,208
Other securities	16,009	14,262	—	—

Total	$573,795	$568,329	$175,635	$171,164

There were no securities sold during the three or six months ended June 30, 2008 and 2007.

Securities with unrealized losses segregated by length of impairment as of June 30, 2008 are as follows (in thousands):

	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states of the U.S. and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	246,991	(3,931)	243,060	68,658	(1,789)	66,869
Other securities	2,885	(187)	2,698	13,124	(1,560)	11,564

Total	$249,876	$(4,118)	$245,758	$81,782	$(3,349)	$78,433

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$41,098	$(550)	$40,548	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	37,899	(3,319)	34,580	34,493	(1,417)	33,076

Total	$78,997	$(3,869)	$75,128	$34,493	$(1,417)	$33,076

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

Other securities in an unrealized loss position for more than 12 months include certain interest-only securities, which are tied to an underlying government guaranteed loan and are subject to prepayment and interest rate fluctuations. In addition, this category includes a Community Reinvestment Act oriented mutual fund. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at June 30, 2008.

Securities with carrying values totaling $310 million and fair values totaling $307 million were pledged to secure public deposits at June 30, 2008.

4.	LOANS

The loan portfolio is classified by major type as follows (in thousands):

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
Loans held for sale
Commercial and industrial	$1,578	0.0%	$3,698	0.1%
Real estate:
Commercial	108,020	3.0%	72,411	2.1%
Construction	3,016	0.1%	2,338	0.1%

Total loans held for sale	112,614	3.1%	78,447	2.3%

Loans held for investment
Domestic:
Commercial and industrial	990,045	27.1%	912,604	26.7%
Real estate:
Commercial	1,471,682	40.2%	1,387,014	40.6%
Construction	728,217	19.9%	714,600	20.9%
Residential mortgage	258,552	7.1%	226,033	6.6%
Consumer/other	73,824	2.0%	75,626	2.2%
Foreign
Commercial and industrial	18,365	0.5%	21,571	0.6%
Other loans	2,309	0.1%	2,389	0.1%

Total loans held for investment	3,542,994	96.9%	3,339,837	97.7%

Total loans	$3,655,608	100.0%	$3,418,284	100.0%

Loan maturities and rate sensitivity of the loans held for investment, excluding residential mortgage and consumer loans, at June 30, 2008 are as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$701,585	$228,296	$60,164	$990,045
Real estate - commercial	196,893	673,105	601,684	1,471,682
Real estate - construction	333,649	272,763	121,805	728,217
Foreign loans	11,653	9,021	—	20,674

Total	$1,243,780	$1,183,185	$783,653	$3,210,618

Loans with a fixed interest rate	$243,781	$808,401	$266,580	$1,318,762
Loans with a floating interest rate	999,999	374,784	517,073	1,891,856

Total	$1,243,780	$1,183,185	$783,653	$3,210,618

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas, Fort Worth and San Antonio metropolitan areas. As of June 30, 2008, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported in the balance sheet as loans held for investment stated at the principal amount outstanding adjusted for charge-offs, the allowance for loan losses, deferred fees or costs and unamortized premiums or discounts. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value. As part of the Company’s ongoing loan portfolio management, $71.1 million and $16.0 million of performing commercial real estate loans acquired for investment purposes were transferred to the held for sale classification during the six months ended June 30, 2008 and June 30, 2007, respectively. During the six months ended June 30, 2008 and 2007, the Company sold $2.2 million and $21.0 million, respectively, of performing commercial real estate loans that were originally acquired as held for investment. These sales resulted in net gains of $82 thousand and $362 thousand during the six month periods ended June 30, 2008 and 2007, respectively. These loans were sold as part of the Company’s ongoing management of the size, concentrations and risk profile of the loan portfolio.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between Sterling Bank (the “Bank”) and such related parties have been and are in the ordinary course of business and are made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	June 30, 2008	December 31, 2007
Beginning balance	$2,189	$2,293
New loans	298	747
Repayments	(7)	(851)

Ending balance	$2,480	$2,189

The recorded investment in impaired loans was $48.9 million and $23.4 million at June 30, 2008 and December 31, 2007, respectively. Such impaired loans required an allowance for loan losses of $6.5 million and $3.9 million, respectively. The average recorded investment in impaired loans for the three and six months ended June 30, 2008 was $32.4 million and $28.6 million, respectively, and for the three and six months ended June 30, 2007 was $13.1 million and $12.9 million, respectively. No interest on impaired loans was received during the three and six months ended June 30, 2008 and 2007.

Interest foregone on nonaccrual loans for the six months ended June 30, 2008 and 2007 was approximately $1.8 million and $972 thousand, respectively. There were no restructured loans as of June 30, 2008. The Company had one restructured loan totaling $769 thousand as of December 31, 2007.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $2.2 million and $1.3 million at June 30, 2008 and December 31, 2007, respectively.

5.	ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$35,681	$33,487	$34,446	$32,027
Loans charged-off	2,813	1,761	6,318	2,741
Loan recoveries	(616)	(724)	(1,206)	(1,298)

Net loans charged-off	2,197	1,037	5,112	1,443
Allowance for loan losses associated with acquired institutions	—	—	—	1,496
Provision for loan losses	8,167	1,000	12,317	1,370

Allowance for loan losses at end of period	41,651	33,450	41,651	33,450

Reserve for unfunded loan commitments at beginning of period	927	927	927	927
Provision for losses on unfunded loan commitments	—	—	—	—

Reserve for unfunded loan commitments at end of period	927	927	927	927

Total allowance for credit losses	$42,578	$34,377	$42,578	$34,377

6.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2007, and the period ended June 30, 2008 are as follows (in thousands):

	Houston	San Antonio	North Texas	Total
Balance, January 1, 2007	$29,613	$73,037	$28,208	$130,858
BOTH, Inc. goodwill adjustment	—	6	—	6
Partners Bank acquisition	30,050	—	—	30,050
MBM Advisors acquisition	7,901	—	—	7,901

Balance, December 31, 2007	67,564	73,043	28,208	168,815
First Horizon branch acquisition	—	—	4,974	4,974
Purchase accounting adjustments	167	(852)	—	(685)

Balance, June 30, 2008	$67,731	$72,191	$33,182	$173,104

The changes in the carrying amounts of core deposit and other intangibles for the year ended December 31, 2007, and the period ended June 30, 2008 are as follows (in thousands):

	Core Deposit Intangibles	Customer Relationship Intangibles	Total
Balance, January 1, 2007	$10,299	$—	$10,299
Amortization expense	(1,951)	(186)	(2,137)
Partners Bank acquisition	4,087	—	4,087
MBM Advisors acquisition	—	3,722	3,722

Balance, December 31, 2007	12,435	3,536	15,971
Amortization expense	(985)	(186)	(1,171)
First Horizon branch acquisition	231	—	231

Balance, June 30, 2008	$11,681	$3,350	$15,031

7.	BANK OWNED LIFE INSURANCE

The Company purchases bank owned life insurance (“BOLI”) policies on the lives of certain officers and is the owner and beneficiary of the policies. These policies provide funding for long-term retirement and other employee benefits costs. The recorded balance of BOLI was $93.6 million and $78.1 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, approximately $25.0 million of BOLI funds were held in separate accounts with investments in U.S. government, mortgage-backed and corporate debt securities. The cash surrender value of the life insurance policies contained in separate accounts is further supported by a stable value wrap agreement, which protects against changes in the fair value of the investments. BOLI policies are recorded within other assets in the Consolidated Balance Sheets at each policy’s respective cash surrender value, including the value of the stable value wrapper, with changes recorded in noninterest income in the Consolidated Statements of Income.

8.	JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of June 30, 2008, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of Sterling Bancshares. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payments of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by Sterling Bancshares. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Sterling Bancshares making payment on the related junior subordinated debentures. Sterling Bancshares’ obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by Sterling Bancshares of each respective trust’s obligations under the trust securities issued by each respective trust.

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

The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. As of June 30, 2008, the floating rate was 6.25% on these securities compared to 8.28% at December 31, 2007.

The BOTH Capital Trust I preferred securities bear interest at a floating rate equal to the three-month LIBOR, plus 3.10%; however, the calculated interest rate will not exceed 5.96% in the period to July 7, 2008. The rate on these securities was 5.96% at June 30, 2008 and December 31, 2007.

On March 26, 2007, the Company completed the issuance and sale in a private placement of $25.0 million in aggregate principal amount of trust preferred securities issued by the Company’s newly formed subsidiary, Sterling Bancshares Capital Trust IV, a Delaware statutory trust (“Trust IV”). The trust preferred securities may be called at par by the Company at any time after June 15, 2012 and require quarterly distributions of interest by Trust IV to the holder of the trust preferred securities. Distributions will be payable quarterly at a floating interest rate equal to the 3-month LIBOR plus 1.60% per annum. Trust IV simultaneously issued 774 shares of its common securities to the Company for the purchase price of $774 thousand, which constitutes all of the issued and outstanding common securities of Trust IV. As of June 30, 2008, the floating rate was 4.38% on these securities.

9.	SUBORDINATED DEBT

During April 2003, the Bank raised approximately $50.0 million through a private offering of subordinated unsecured notes. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. Debt issuance costs of approximately $1.0 million are being amortized over the ten-year term of the notes on a straight-line basis. In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the bank swapped the fixed rate to a floating rate (discussed in Note 10).

On June 30, 2008, the Bank entered into a subordinated note in the aggregate principal amount of $25.0 million. The subordinated note bears interest at a rate equal to LIBOR plus 2.5% and will be reset quarterly. The unpaid principal balance plus all accrued and unpaid interest on the subordinated debt shall be due and payable on September 15, 2018. The Bank may prepay the subordinated debt without penalty on any interest payment date on or after September 15, 2013.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

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

In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair value hedge of the Company’s $50.0 million subordinated debentures and qualifies for the “short-cut” method of accounting (discussed in Note 9). The swap’s fair value is included in other liabilities and was $1.2 million and $1.3 million with a floating rate of 6.34% and 8.87% on June 30, 2008 and December 31, 2007, respectively. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

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

For cash flow hedges, the gain or loss on the effective portion of the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The accumulated net after-tax gain on the floor and collar contracts included in accumulated other comprehensive income totaled $8.3 million and $7.3 million at June 30, 2008 and December 31, 2007, respectively. The total fair value of the interest-rate collar and floor was $13.3 million and $12.2 million at June 30, 2008 and December 31, 2007, respectively, and is included in other assets.

11.	OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
Federal Home Loan Bank advances	$383,500	$187,500
Federal funds purchased	78,460	9,225
Securities sold under agreements to repurchase	59,435	422

Total	$521,395	$197,147

Federal Home Loan Bank Advances – The Company has an available line of credit with the Federal Home Loan Bank (FHLB) of Dallas, which allows the Company to borrow on a collateralized basis. At June 30, 2008, we had total funds of $1.1 billion available under this agreement of which $384 million was outstanding. At June 30, 2008, the Company had $40.0 million of FHLB advances with a maturity of ten years and $500 thousand of FHLB advances with a remaining maturity of three years. The remaining advances totaling $343 million had maturities of fewer than five days. The weighted-average interest rate on these borrowings was 2.5% at June 30, 2008. These borrowings are collateralized by a blanket lien against all eligible real estate loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Federal Funds Purchased – The Company has federal funds purchased at correspondent banks. As of June 30, 2008, federal funds outstanding with correspondent banks were $78.5 million and payable upon demand. These funds typically mature within one to ninety days.

Securities Sold Under Agreements to Repurchase – Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day, while structured repurchase agreements with other financial institutions will have varying terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities. The structured repurchase agreements are held in safekeeping by the purchasing financial institution. At June 30, 2008 and December 31, 2007, the Company had securities sold under agreements to repurchase with banking customers of $9.4 million and $422 thousand, respectively. Structured repurchase agreements totaled $50.0 million at June 30, 2008 and consisted of agreements with two separate financial institutions. These agreements mature in 2015. The rate on these repurchase agreements was 1.70% and 1.81%, at June 30, 2008. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no structured repurchase agreements outstanding on December 31, 2007.

12.	STOCK-BASED COMPENSATION

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

Total stock-based compensation expense that was charged against income was $1.7 million and $487 thousand for the six month periods ended June 30, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $460 thousand and $103 thousand for the six months ended June 30, 2008 and 2007, respectively.

On December 20, 2007, the Company entered into an employment agreement with its chief executive officer (“CEO”). This agreement replaces the existing agreement, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”), to be earned based on specified performance metrics. Under the revised agreement, the new performance metrics include EPS Growth versus the Company’s peer’s measure and a return on assets versus peer’s performance measure. In addition, the vesting period changed from four years to three years. Based on these performance metrics, the CEO will earn a specific number of the eligible share units on December 31, 2009. As of June 30, 2008, there was $1.1 million of total unrecognized compensation expense related to the PRSUs. If the performance measures are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed.

Stock Purchase Plan – The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 2.3 million shares of the Company’s common stock may be issued under the Purchase Plan subject to adjustment upon changes in capitalization. During the three and six months ended June 30, 2008, 14,345 and 30,592 shares were subscribed for through payroll deductions under the Purchase Plan compared to 11,208 and 22,146 shares for the same periods in 2007.

13.	EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$10,307	$13,098	$21,916	$25,021
Basic:
Weighted average shares outstanding	73,137	73,295	73,144	72,196
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	282	488	268	506

Total	73,419	73,783	73,412	72,702

Earnings per share:
Basic	$0.14	$0.18	$0.30	$0.35

Diluted	$0.14	$0.18	$0.30	$0.34

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 772,415 and 779,262 options outstanding for the three and six months ended June 30, 2008, respectively, and 216,001 and 214,161 options outstanding for the three and six month periods ended June 30, 2007, respectively, which were antidilutive.

14.	COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.6 million and $5.2 million for the three and six months ended June 30, 2008, respectively, and $2.3 million and $4.4 million for the three and six months ended June 30, 2007, respectively. Refer to the 2007 Form 10-K for information regarding these commitments.

Litigation – The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements – The Company has entered into severance and non-competition agreements with its chief executive officer and certain other executive officers. Under these agreements, upon a termination of employment pursuant to a change in control, each would receive: (i) two or three years’ base pay; (ii) an annual bonus for two or three years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

15.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	June 30, 2008	December 31, 2007
Commitments to extend credit	$1,066,627	$929,227
Letters of credit	142,085	135,345

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

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event of nonperformance by the customers, the Company has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The credit risk to the Company in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

Off-balance sheet arrangements also include an interest rate swap, an interest rate floor, an interest rate collar (discussed in Note 10) and the Company’s Trust Preferred Securities (discussed in Note 8).

16.	REGULATORY MATTERS

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of June 30, 2008 and December 31, 2007, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of June 30, 2008:
Total capital (to risk weighted assets)	$488,218	11.7%	$ 333,862	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	381,589	9.1%	166,931	4.0%	N/A	N/A
Tier 1 capital (to average assets)	381,589	8.2%	186,081	4.0%	N/A	N/A

As of December 31, 2007:
Total capital (to risk weighted assets)	$454,030	11.1%	$ 327,180	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	369,965	9.1%	163,590	4.0%	N/A	N/A
Tier 1 capital (to average assets)	369,965	8.6%	172,366	4.0%	N/A	N/A

STERLING BANK:
As of June 30, 2008:
Total capital (to risk weighted assets)	$483,603	11.6%	$ 333,583	8.0%	$ 416,978	10.0%
Tier 1 capital (to risk weighted assets)	377,003	9.0%	166,791	4.0%	250,187	6.0%
Tier 1 capital (to average assets)	377,003	8.1%	185,937	4.0%	232,421	5.0%

As of December 31, 2007:
Total capital (to risk weighted assets)	$448,314	11.0%	$ 326,896	8.0%	$ 408,620	10.0%
Tier 1 capital (to risk weighted assets)	364,248	8.9%	163,448	4.0%	245,172	6.0%
Tier 1 capital (to average assets)	364,248	8.5%	172,193	4.0%	215,241	5.0%

On January 1, 2004, the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At June 30, 2008, the entire amount of the $80.3 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at June 30, 2008.

Dividend restrictions – Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. At June 30, 2008, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $66.6 million by the Bank.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted SFAS 157. As discussed in Note 1, SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under an existing accounting pronouncement. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy. The fair value hierarchy consists of three levels of inputs that may be used to measure fair value as follows:

Level 1 – Inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 – Inputs other than those quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 2 assets and liabilities include available-for-sale securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Available-for-sale securities are valued using an independent pricing service that considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, prepayment speeds, credit information and the bond’s terms and conditions, among other things. Derivative valuations utilize certain Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The significance of the impact of these credit valuation adjustments on the overall valuation of derivative positions are not significant to the overall valuation and result in all derivative valuations being classified in Level 2 of the fair value hierarchy.

Level 3 – Inputs that are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. This category includes certain interest-only strip securities where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in thousands).

	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$568,329	$—	$565,507	$2,822
Cash flow hedges	13,338	—	13,338	—
Financial liabilities:
Interest rate swap	1,155	—	1,155	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets measured on a nonrecurring basis include impaired loans that are collateral dependent, other real estate owned and other repossessed assets which are measured using appraisals and third party estimates and are considered Level 2 inputs within the fair value hierarchy. For the six months ended June 30, 2008, the Company had additions to impaired loans, other real estate owned and other repossessed assets of $35.8 million, $1.3 million and $59.5 thousand, respectively, which were outstanding at June 30, 2008 and measured using the fair value hierarchy.

The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008 and summarizes gains and losses due to changes in fair value. Level 3 available-for-sale securities include certain interest-only strips which are valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and pre-payment rates.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Unrealized gains (losses) on items still held
	Available-for-Sale Securities
Balance, January 1, 2008	$3,586	$(1,039)
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	(26)	(26)
Purchases, issuances, settlements and amortization	(738)	—
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2008	$2,822	$(1,065)

There were no realized gains or losses related to Level 3 assets recorded during the three and six month periods ended June 30, 2008 and 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

For more than 33 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to medium-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 59 banking centers in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas.

At June 30, 2008, we had consolidated total assets of $4.9 billion, total loans of $3.7 billion, total deposits of $3.7 billion and shareholder’s equity of $495 million.

We reported net income of $10.3 million, or $0.14 per diluted share for the quarter ended June 30, 2008, compared to $13.1 million or $0.18 per diluted share earned for the second quarter of 2007. Net income for the six months ended June 30, 2008 was $21.9 million, or $0.30 per diluted share, compared with $25.0 million, or $0.34 per diluted share earned for the same period in 2007.

We recorded encouraging core operating results in the second quarter despite operating in an increasingly challenging nationwide banking environment. The combination of growth in loans and deposits, a stable net interest margin, noninterest income growth and a reduction in our efficiency ratio on both a linked quarter and a year over year basis demonstrates the strength and position of our franchise. Our results were negatively impacted at the end of the quarter by one large credit relationship, which accounted for $3.7 million in additional provision for the quarter and $20.0 million in additional nonperforming loans. During the third quarter of 2008, we funded additional proceeds of $9.2 million to this borrower increasing our overall exposure to $29.2 million. We estimate approximately $600 thousand of provision will be recorded in the third quarter of 2008 related to this increased exposure. This credit is an extremely unusual situation for us and is not representative of any systemic issues within the overall loan portfolio.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2008.

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

RECENT ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (“SFAS 157”) Fair Value Measurements. SFAS 157 defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” delayed the application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The Company adopted SFAS 157 on January 1, 2008. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

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

SELECTED FINANCIAL DATA

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2008	2007	2008	2007	2007
	(Dollars and shares in thousands, except per share amounts)
INCOME STATEMENT DATA:
Net interest income	$50,244	$46,778	$98,240	$91,367	$185,624
Provision for credit losses	8,167	1,000	12,317	1,370	3,820
Noninterest income	10,870	7,518	21,585	15,452	36,220
Noninterest expense	37,708	34,342	75,096	68,176	139,354
Income before income taxes	15,239	18,954	32,412	37,273	78,670
Net income	10,307	13,098	21,916	25,021	52,962

BALANCE SHEET DATA (at period-end):
Total assets	$4,909,454	$4,412,794	$4,909,454	$4,412,794	$4,535,909
Total loans	3,655,608	3,322,544	3,655,608	3,322,544	3,418,284
Allowance for loan losses	41,651	33,450	41,651	33,450	34,446
Total securities	743,964	610,400	743,964	610,400	656,776
Total deposits	3,694,335	3,730,856	3,694,335	3,730,856	3,673,711
Other borrowed funds	521,395	57,840	521,395	57,840	197,147
Subordinated debt	73,816	45,408	73,816	45,408	48,694
Junior subordinated debt	82,734	82,734	82,734	82,734	82,734
Shareholders’ equity	494,534	444,979	494,534	444,979	480,259

COMMON SHARE DATA:
Earnings per share (1)
Basic shares	$0.14	$0.18	$0.30	$0.35	$0.73
Diluted shares	$0.14	$0.18	$0.30	$0.34	$0.72
Shares used in computing earnings per common share
Basic shares	73,137	73,295	73,144	72,196	72,659
Diluted shares	73,419	73,783	73,412	72,702	73,126
End of period common shares outstanding	73,160	73,057	73,160	73,057	73,159
Book value per common share at period-end
Total	$6.76	$6.09	$6.76	$6.09	$6.56
Tangible	$4.19	$3.59	$4.19	$3.59	$4.04
Cash dividends paid per common share	$0.055	$0.0525	$0.110	$0.105	$0.210
Common stock dividend payout ratio	39.06%	29.35%	36.74%	30.26%	28.77%

SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	8.26%	11.66%	8.84%	11.63%	11.77%
Return on average assets (2)	0.86%	1.21%	0.93%	1.19%	1.22%
Tax equivalent net interest margin (3)	4.66%	4.81%	4.67%	4.86%	4.77%
Efficiency ratio (4)	61.31%	61.76%	61.81%	62.16%	61.84%
Full-time equivalent employees	1,126	1,048	1,126	1,048	1,042
Number of banking centers	59	49	59	49	49

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	102.02%	91.08%	99.37%	92.09%	91.93%
Period-end shareholders’ equity to total assets	10.07%	10.08%	10.07%	10.08%	10.59%
Average shareholders’ equity to average assets	10.38%	10.38%	10.56%	10.27%	10.38%
Period-end tangible capital to total tangible assets	6.49%	6.20%	6.49%	6.20%	6.79%
Tier 1 capital to risk-weighted assets	9.14%	8.89%	9.14%	8.89%	9.05%
Total capital to risk-weighted assets	11.70%	10.91%	11.70%	10.91%	11.10%
Tier 1 leverage ratio (Tier 1 capital to average assets)	8.20%	8.41%	8.20%	8.41%	8.59%

ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.16%	1.03%	1.16%	1.03%	1.03%
Period-end allowance for loan losses to period-end loans	1.14%	1.01%	1.14%	1.01%	1.01%
Period-end allowance for loan losses to nonperforming loans	85.14%	287.52%	85.14%	287.52%	170.41%
Nonperforming loans to period-end loans	1.34%	0.35%	1.34%	0.35%	0.59%
Nonperforming assets to period-end assets	1.09%	0.34%	1.09%	0.34%	0.53%
Net charge-offs to average loans (2)	0.24%	0.13%	0.29%	0.09%	0.09%

(1)	The calculation of diluted EPS excludes 772,415 and 779,262 options outstanding for the three and six months ended June 30, 2008, respectively, 550,505 options for the year ended 2007, and 216,001 and 214,161 options for the three and six month periods ended June 30, 2007, respectively, which were antidilutive.
(2)	Interim periods annualized.
(3)	Taxable-equivalent basis assuming a 35% tax rate.
(4)	During 2007, the efficiency ratio was changed to divide noninterest expense less acquisition costs, an employee severance payment, and Trust Preferred Securities debt issuance costs by tax equivalent basis net interest income plus noninterest income less net gain (loss) on sales of investment securities and less net gain on sale/leaseback transactions. Prior period amounts have been restated to reflect the current methodology.

RESULTS OF OPERATIONS

Net Income – Net income was $10.3 million, or $0.14 per diluted share, for the second quarter ended June 30, 2008, compared to $13.1 million, or $0.18 per diluted share, earned for the second quarter of 2007. Net income for the six months ended June 30, 2008 was $21.9 million, or $0.30 per diluted share, compared with $25.0 million, or $0.34 per diluted share earned for the same period in 2007.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. From June 2006 until September of 2007, overnight interest rates remained consistent at 5.25%. Beginning in September 2007, the FOMC gradually decreased overnight interest rates by 325 basis points to 2.00% at June 30, 2008. This gradual decline in interest rates has negatively impacted our net interest income and margin during the first half of 2008.

Tax equivalent net interest income increased $3.5 million or 7.5% to $50.6 million and $7.0 million or 7.6% to $99.0 million for the three and six month periods ended June 30, 2008, respectively, compared to the same time periods in 2007. This increase in net interest income was primarily due to a decline in interest expense resulting from a decrease in average cost of funds on deposits and the utilization of lower cost borrowings. The rate paid on interest-bearing liabilities decreased 147 basis points and 105 basis points for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007. Our tax equivalent net interest margin was 4.66% and 4.67% for the three and six month periods ended June 30, 2008, respectively, compared to 4.81% and 4.86% for the three and six month periods ended June 30, 2007, respectively. The decline in net interest margin was primarily due to the significant decline in short-term interest rates that began in late 2007. The negative impact of the decline in short-term interest rates was partially mitigated by the work we have done in the past two years to position our balance sheet to be more neutral to movements in short-term interest rates including the interest rate hedge that was established in 2006 and the strategic decision to utilize lower cost borrowings.

Total tax equivalent interest income decreased $3.9 million and $1.1 million for the three and six month periods ended June 30, 2008, respectively, over the comparable periods in 2007. Interest income on loans decreased $5.4 million and $3.7 million for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007, due to a decrease in yield earned of 133 basis points and 102 basis points for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease in yield was partially offset by additional interest income from the interest rate hedge that we purchased in 2006 which provided additional interest income of $2.6 million or 24 basis points to net interest margin and $4.2 million or 20 basis points to net interest margin for the three and six month periods ended June 30, 2008, respectively. The hedge effectively converts a portion of our loan portfolio from variable rate loans to fixed rate loans. In addition, the decline in interest income resulting from decreases in interest rates was partially offset by an increase in average total loans of $342 million or 10.4% and $356 million or 11.1% for the three and six months ended June 30, 2008, respectively, over the comparable periods in 2007.

Tax equivalent interest income on securities increased $1.8 million and $3.0 million for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007 due to an increase in the average securities portfolio (including trading assets) and yield earned. Average securities increased $119 million or 19.7% and $101 million or 17.0% for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007. Tax equivalent yield earned on securities increased 26 basis points and 18 basis points for the three and six month periods ended June 30, 2008, respectively.

Total interest expense decreased $7.4 million and $8.1 million for the three and six month periods ended June 30, 2008, respectively, over the comparable periods in 2007. Average interest-bearing liabilities increased $468 million and $437 million for the three and six month period ended June 30, 2008, respectively, compared to the same periods in 2007. The average rate paid on interest-bearing liabilities decreased 147 basis points and 105 basis points, for the same time frames.

This decrease in interest expense was primarily due to a decrease in interest expense on deposits of $9.0 million and $9.8 million for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007. The reduction in short-term interest rates that began in late 2007 reduced the average rate paid on all interest-bearing deposits 144 basis points and 93 basis points for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007.

Beginning in the fourth quarter of 2007, we made the strategic decision to allow some of our higher cost time deposits to mature and be replaced by lower cost borrowings. Average other borrowings for the three and six month periods ended June 30, 2008 increased $499 million and $317 million, respectively, compared to the same periods in 2007. These borrowings provided additional funding at a rate of 2.30% and 2.52% for the three and six month periods ended June 30, 2008, respectively, a decrease in funding costs of 295 basis points and 281 basis points over the same periods in 2007. Overall, interest expense on other borrowings increased $2.2 million and $2.0 million for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007.

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands).

	Three Months Ended June 30,
	(Dollars in thousands)
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

Interest-Earning Assets:
Loans held for sale (1)	$94,801	$1,540	6.53%	$54,986	$1,102	8.04%
Loans held for investment (1):
Taxable	3,538,656	58,510	6.65%	3,235,036	64,337	7.98%
Non-taxable (2)	2,321	46	7.89%	3,575	70	7.85%
Securities:
Taxable	622,794	7,408	4.78%	513,566	5,755	4.49%
Non-taxable (2)	96,814	1,285	5.34%	90,899	1,147	5.06%
Trading assets	4,395	22	1.98%	216	4	6.72%
Federal funds sold	5,593	27	1.99%	24,975	274	4.41%
Deposits in financial institutions	1,010	5	1.94%	648	7	4.32%

Total interest-earning assets	4,366,384	68,843	6.34%	3,923,901	72,696	7.43%

Noninterest-earning assets:
Cash and due from banks	97,745			113,771
Premises and equipment, net	40,980			26,094
Other assets	367,250			312,052
Allowance for loan losses	(34,894)			(33,361)

Total noninterest-earning assets	471,081			418,556

Total assets	$4,837,465			$4,342,457

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,417,453	$3,889	1.10%	$1,318,839	$7,605	2.31%
Certificates and other time	1,056,022	8,662	3.30%	1,188,480	13,922	4.70%
Other borrowed funds	595,081	3,409	2.30%	96,024	1,257	5.25%
Subordinated debt	49,511	864	7.02%	46,232	1,162	10.08%
Junior subordinated debt	82,734	1,384	6.73%	82,734	1,658	8.04%

Total interest-bearing liabilities	3,200,801	18,208	2.29%	2,732,309	25,604	3.76%

Noninterest-bearing sources:
Demand deposits	1,090,439			1,108,895
Other liabilities	44,109			50,515

Total noninterest-bearing liabilities	1,134,548			1,159,410

Shareholders’ equity	502,116			450,738

Total liabilities and shareholders’ equity	$4,837,465			$4,342,457

Tax equivalent net interest income and margin (2) (3)		50,635	4.66%		47,092	4.81%

Tax equivalent adjustment:
Loans		14			20
Securities		377			294

Total tax equivalent adjustment		391			314

Net interest income		$50,244			$46,778

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent adjustments are the result of increasing income from nontaxable loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	(Dollars in thousands)
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

Interest-Earning Assets:
Loans held for sale (1)	$86,566	$2,925	6.79%	$54,238	$2,107	7.83%
Loans held for investment (1):
Taxable	3,471,827	120,136	6.96%	3,147,148	124,632	7.99%
Non-taxable (2)	2,648	106	8.10%	3,614	141	7.87%
Securities:
Taxable	595,068	13,957	4.72%	503,444	11,216	4.49%
Non-taxable (2)	97,113	2,536	5.25%	92,020	2,334	5.11%
Trading assets	4,395	43	1.94%	145	5	7.16%
Federal funds sold	5,291	66	2.53%	18,471	422	4.61%
Deposits in financial institutions	723	8	2.26%	1,036	24	4.61%

Total interest-earning assets	4,263,631	139,777	6.59%	3,820,116	140,881	7.44%

Noninterest-earning assets:
Cash and due from banks	98,061			114,133
Premises and equipment, net	38,690			24,641
Other assets	354,544			298,125
Allowance for loan losses	(34,485)			(32,720)

Total noninterest-earning assets	456,810			404,179

Total assets	$4,720,441			$4,224,295

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,424,169	$9,504	1.34%	$1,273,383	$13,644	2.16%
Certificates and other time	1,091,002	20,639	3.80%	1,136,877	26,272	4.66%
Other borrowed funds	459,351	5,761	2.52%	142,041	3,752	5.33%
Subordinated debt	49,392	1,896	7.72%	46,179	2,312	10.10%
Junior subordinated debt	82,734	2,984	7.25%	70,772	2,889	8.23%

Total interest-bearing liabilities	3,106,648	40,784	2.64%	2,669,252	48,869	3.69%

Noninterest-bearing sources:
Demand deposits	1,068,426			1,070,185
Other liabilities	46,832			50,946

Total noninterest-bearing liabilities	1,115,258			1,121,131

Shareholders’ equity	498,535			433,912

Total liabilities and shareholders’ equity	$4,720,441			$4,224,295

Tax equivalent net interest income and margin (2) (3)		98,993	4.67%		92,012	4.86%

Tax equivalent adjustment:
Loans		33			41
Securities		720			604

Total tax equivalent adjustment		753			645

Net interest income		$98,240			$91,367

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent adjustments are the result of increasing income from nontaxable loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

Noninterest Income – Noninterest income consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Customer service fees	$4,148	$3,431	$8,024	$6,903
Net gain on the sale of loans	50	73	356	577
Bank owned life insurance	937	821	1,761	1,617
Wealth and asset management fees	2,363	672	4,701	1,284
Debit card income	679	588	1,268	1,114
FHLB stock dividends	116	177	232	417
Other	2,577	1,756	5,243	3,540

Total	$10,870	$7,518	$21,585	$15,452

Total noninterest income for the three and six month periods ended June 30, 2008 increased $3.4 million and $6.1 million, respectively, compared to the same periods in 2007. The overall increase in noninterest income has allowed us to diversify our income as a percentage of total revenue from 14% for the six months ended June 30, 2007 to 20% for the same period in 2008. Details of the changes in the various components of noninterest income are discussed below.

Customer service fees for the three and six months ended June 30, 2008 increased $717 thousand and $1.1 million, respectively, compared to the same periods in 2007. These increases can be partly attributed to the lower earnings credit rate on our commercial deposit accounts on analysis, which is a direct result of lower short-term interest rates.

Net gain on the sale of loans decreased $23 thousand and $221 thousand for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. These decreases in gain on sale of loans were due to a decline in loan sale activity. During the first quarter of 2007, we sold approximately $20 million of performing commercial real estate loans as part of our ongoing management of the size, concentration, and risk profile of the commercial real estate portfolio for a net gain of $362 thousand.

Wealth and asset management fees increased $1.7 million and $3.4 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. These increases were due primarily to the addition of MBM Advisors in June of 2007.

Other noninterest income increased $821 thousand and $1.7 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. These increases were due primarily to an increase in lending fees of $520 thousand and $979 thousand for the three and six months ended June 30, 2008, respectively. In addition, we received $323 thousand from the mandatory redemption of some of our shares of Visa, Inc. related to Visa Inc.’s Initial Public Offering during the first quarter of 2008.

Noninterest Expense – Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Salaries and employee benefits	$20,865	$19,768	$41,624	$39,456
Occupancy	5,360	4,606	10,625	8,968
Technology	2,305	2,095	4,635	4,144
Professional fees	1,215	1,078	2,224	2,023
Postage, delivery and supplies	963	943	2,036	1,754
Marketing	724	581	1,137	936
Core deposit and other intangibles amortization	586	517	1,171	937
Acquisition costs	—	166	562	920
Net gains and carrying costs of other real estate and foreclosed property	63	(40)	(6)	(74)
Other	5,627	4,628	11,088	9,112

Total	$37,708	$34,342	$75,096	$68,176

Total noninterest expense for the three and six month periods ended June 30, 2008 increased $3.4 million and $6.9 million, respectively, compared to the same periods in 2007. These increases were primarily due to the three acquisitions completed since the second quarter of 2007, which contributed $2.5 million and $5.1 million in noninterest expense for the three and six month periods ended June 30, 2008, respectively. Details of the changes in the various components of noninterest expense are discussed below.

Salaries and employee benefits for the three and six month periods ended June 30, 2008 increased $1.1 million and $2.2 million, respectively, compared to the same periods in 2007. These increases were primarily due to three acquisitions completed since the second quarter of 2007. Combined, these acquisitions resulted in additional salaries and benefits of approximately $1.5 million and $2.9 million for the three and six month periods ended June 30, 2008, respectively. Excluding acquisitions, we were able to reduce overall salaries and benefits due to the management and modification of certain perquisite benefit programs.

Occupancy expense for the three and six month periods ended June 30, 2008 increased $754 thousand or 16% and $1.7 million or 18%, respectively, compared to the same periods in 2007. Since the first quarter of 2007, we have added fourteen banking centers in conjunction with the Partners Bank and First Horizon branch acquisitions.

Technology expense increased $210 thousand or 10% and $491 thousand or 12% for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007. These increases were due, in part, to three acquisitions completed since the first quarter of 2007 which contributed approximately $99 thousand and $234 thousand for the three and six months ended June 30, 2008, respectively. In addition, depreciation increased associated with additional hardware and customer products including an upgrade in the Bank’s deposit system in 2006 and 2007.

During the first quarter of 2008, we recorded $562 thousand in acquisition-related expenses incurred in connection with the First Horizon branch acquisition. During the first six months of 2007, we incurred acquisition costs of $920 thousand in connection with the acquisitions of Partners Bank and MBM Advisors, Inc. Acquisition expenses include retention bonuses and data processing costs related to the conversion of computer systems.

Other noninterest expense increased $999 thousand and $2.0 million for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007. These increases were due, in part, to an increase in FDIC assessment rates which were enacted in 2007 resulting in additional expense of $496 thousand and $1.0 million for the three and six month periods ended June 30, 2008, respectively.

Income Taxes – We provided $4.9 million and $10.5 million for federal and state income taxes during the three and six month periods ended June 30, 2008, respectively, and $5.9 million and $12.3 million and for the same periods in 2007. The effective tax rate was approximately 32% for the three and six month periods ended June 30, 2008 as compared to 31% and 33% for the same periods in 2007, respectively. The effective tax rate for the second quarter of 2007 was reduced as a result of an amendment to the Texas Margin Tax rules passed during the second quarter of 2007 that resulted in an overall reduction of approximately $350 thousand in state taxes, which we had previously recorded in the first quarter of 2007.

FINANCIAL CONDITION

Loans Held for Investment – The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial and industrial	$990,045	27.9%	$912,604	27.3%
Real estate:
Commercial	1,471,682	41.5%	1,387,014	41.5%
Construction	728,217	20.7%	714,600	21.4%
Residential mortgage	258,552	7.3%	226,033	6.8%
Consumer/other	73,824	2.1%	75,626	2.3%
Foreign loans	20,674	0.5%	23,960	0.7%

Total loans held for investment	$3,542,994	100.0%	$3,339,837	100.0%

At June 30, 2008, loans held for investment were $3.5 billion, an increase of $203 million or 6.1% over loans held for investment at December 31, 2007. Loans acquired as a result of the First Horizon branch acquisition on February 8, 2008 totaled $54.6 million. The remaining increase in loans was primarily due to internal loan growth.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual sales ranging up to $100 million. Typically, our customers have financing requirements between $50 thousand and $5 million. At June 30, 2008, commercial real estate loans and commercial and industrial loans were 41.5% and 27.9%, respectively, of loans held for investment.

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

As of June 30, 2008, there was no concentration of loans to any one industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions. Our largest concentration in any single industry is in our energy portfolio. At June 30, 2008 our energy portfolio totaled $337 million which represents approximately 9.5% of total loans held for investment. Our energy portfolio consists primarily of upstream companies. The energy lending group participates in shared national credits, which are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits.

At June 30, 2008, loans held for investment were 95.9% of deposits and 72.2% of total assets. Loans held for investment were 90.9% of deposits and 73.6% of total assets at December 31, 2007.

Loans Held for Sale – Loans held for sale totaled $113 million at June 30, 2008, as compared with $78.4 million at December 31, 2007. Loans held for sale include the guaranteed portion of Small Business Administration (SBA) loans originated by the Bank and loans originated as part of the Bank’s Capital Markets group. Due to the timing of the purchases and sales of SBA and other loans to investors, the balance of loans in the held for sale category at any given time may vary.

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

Securities – Our securities portfolio at June 30, 2008 totaled $744 million as compared to $657 million at December 31, 2007, an increase of $87.2 million or 13.3%.

Net unrealized losses on the available-for-sale securities were $5.5 million at June 30, 2008 as compared to $2.7 million at December 31, 2007. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, we do not consider those investments to be other-than-temporarily impaired at June 30, 2008.

Deposits – The following table summarizes our deposit portfolio by type (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
Noninterest-bearing demand	$1,135,296	30.7%	$1,092,210	29.7%
Interest-bearing demand	1,409,220	38.1%	1,403,227	38.3%
Certificates and other time deposits
Jumbo	674,891	18.4%	756,980	20.6%
Regular	318,762	8.6%	332,206	9.0%
Brokered	156,166	4.2%	89,088	2.4%

Total deposits	$3,694,335	100.0%	$3,673,711	100.0%

Total deposits as of June 30, 2008 increased $20.6 million to $3.7 billion, up 1.0% compared to $3.7 billion at December 31, 2007. Deposits acquired in the First Horizon branch acquisition on February 8, 2008 totaled $85.3 million. At June 30, 2008, certificate and other time deposits decreased $28.5 million since December 31, 2007, due to management’s decision to allow certain higher priced certificates of deposit to mature and be replaced by lower cost borrowings. The percentage of interest-bearing and noninterest-bearing demand deposits to total deposits as of June 30, 2008 was 38.1% and 30.7%, respectively, and our loan to deposit ratio increased to 99.0%.

Other Borrowed Funds – As of June 30, 2008, we had $521 million in other borrowings compared to $197 million at December 31, 2007, an increase of $324 million. Our primary source of other borrowings is the Federal Home Loan Bank (“FHLB”). At June 30, 2008, borrowings under FHLB advances totaled $384 million with an average interest rate of 2.5%. At June 30, 2008, we had $40.0 million of FHLB advances that mature in ten years and $500 thousand of FHLB advances that mature in three years. The remaining $343 million advances had maturities of fewer than five days. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

We have federal funds purchased at correspondent banks that typically mature within one to ninety days. As of June 30, 2008, federal funds outstanding with correspondent banks were $78.5 million and payable upon demand.

Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. At June 30, 2008 and December 31, 2007, we had securities sold under agreements to repurchase with banking customers of $9.4 million and $422 thousand, respectively. Structured repurchase agreements totaled $50.0 million at June 30, 2008 and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. The rate on these repurchase agreements was 1.70% and 1.81%, respectively, at June 30, 2008. There were no structured repurchase agreements outstanding on December 31, 2007.

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

Nonperforming assets consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Nonperforming loans:
Nonaccrual	$48,921	$19,445
Restructured	—	769
Real estate acquired by foreclosure	4,293	3,683
Other repossessed assets	118	152

Total nonperforming assets	$53,332	$24,049

Accruing loans past due 90 days or more	$2,224	$1,304

Nonperforming loans to period-end loans	1.34%	0.59%
Nonperforming assets to period-end assets	1.09%	0.53%

Nonperforming assets were $53.3 million at June 30, 2008, a $29.3 million increase from December 31, 2007 primarily due to one large credit relationship of $20.0 million that negatively impacted us at the end of the quarter. The borrower is an energy related business and the relationship is part of a shared national credit. The borrower filed for Chapter 11 bankruptcy protection in July 2008. As a result, we recorded approximately $3.7 million of additional provision in the second quarter and $20.0 million in additional nonperforming loans. During the third quarter of 2008, we funded additional proceeds of $9.2 million to this borrower increasing our overall exposure to $29.2 million. We estimate approximately $600 thousand of provision will be recorded in the third quarter of 2008 related to this increased exposure.

Accruing loans past due 90 days or more at June 30, 2008 totaled $2.2 million, up $920 thousand compared to $1.3 million at December 31, 2007.

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

The provision for credit losses for the three and six months ended June 30, 2008 was $8.2 million and $12.3 million, respectively, as compared to $1.0 million and $1.4 million for the same periods in 2007. This increase in provision was due in part to one commercial credit relationship totaling $20.0 million which resulted in additional provision of approximately $3.7 million. Net charge-offs were $2.2 million or 0.24% (annualized) and $5.1 million or 0.29% (annualized) of average loans for the three and six months ended June 30, 2008, respectively, compared to $1.0 million or 0.13% (annualized) and $1.4 million or $0.09% (annualized) of average loans for the same periods in 2007. Net charge-offs increased $1.2 million and $3.7 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Of the $5.1 million in net charge-offs recorded for the six months ended June 30, 2008, approximately one million was related to a single borrowing relationship. We have liquidated our collateral and are pursuing legal action against the guarantor for the deficiency. During the six month period ended June 30, 2008, we also took charge-offs on several older nonperforming loans which we sold as part of a clean-up effort. During this process, we identified a few isolated nonperforming credits where we no longer had an ongoing relationship with the borrower.

The allowance for loan losses at June 30, 2008 was $41.7 million and represented 1.14% of total loans. The allowance for loan losses at June 30, 2008 was 85.14% of nonperforming loans, down from 170.41% at December 31, 2007. The reserve for unfunded lending commitments remained unchanged at $927 thousand as of June 30, 2008 and December 31, 2007.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Allowance for loan losses at beginning of period	$35,681	$33,487	$34,446	$32,027
Charge-offs:
Commercial, financial, and industrial	2,210	1,316	3,931	1,851
Real estate, mortgage and construction	252	166	1,733	286
Consumer	351	279	654	604

Total charge-offs	2,813	1,761	6,318	2,741

Recoveries:
Commercial, financial, and industrial	477	541	829	947
Real estate, mortgage and construction	23	34	84	36
Consumer	116	149	293	315

Total recoveries	616	724	1,206	1,298

Net charge-offs	2,197	1,037	5,112	1,443
Allowance for credit losses associated with acquired institutions	—	—	—	1,496
Provision for loan losses	8,167	1,000	12,317	1,370

Allowance for loan losses at end of period	41,651	33,450	41,651	33,450

Reserve for unfunded loan commitments at beginning of period	927	927	927	927
Provision for losses on unfunded loan commitments	—	—	—	—

Reserve for unfunded loan commitments at end of period	927	927	927	927

Total allowance for credit losses	$42,578	$34,377	$42,578	$34,377

Period-end allowance for credit losses to period-end loans	1.16%	1.03%	1.16%	1.03%
Period-end allowance for loan losses to period-end loans	1.14%	1.01%	1.14%	1.01%
Period-end allowance for loan losses to nonperforming loans	85.14%	287.52%	85.14%	287.52%
Nonperforming loans to period-end loans	1.34%	0.35%	1.34%	0.35%
Nonperforming assets to period-end assets	1.09%	0.34%	1.09%	0.34%
Net charge-offs to average loans (annualized)	0.24%	0.13%	0.29%	0.09%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of June 30, 2008 and December 31, 2007:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
June 30, 2008
+200	-1.13%
+100	-0.09%
Base	0.00%
-100	-0.68%

December 31, 2007
+200	-0.26%
+100	-0.08%
Base	0.00%
-100	-0.56%

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

CAPITAL AND LIQUIDITY

Capital—At June 30, 2008, shareholders’ equity totaled $495 million or 10.1% of total assets, as compared to $480 million or 10.6% of total assets at December 31, 2007. Our risk-based capital ratios together with the minimum capital amounts and ratios at June 30, 2008 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$488,218	11.7%	$333,862	8.0%
Tier 1 capital (to risk weighted assets)	381,589	9.1%	166,931	4.0%
Tier 1 capital (to average assets)	381,589	8.2%	186,081	4.0%

See Note 16 to our Consolidated Financial Statements for further discussion of regulatory capital requirements.

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

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At June 30, 2008, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $66.6 million. It is not anticipated that such restrictions will have an impact on our ability to meet our ongoing cash obligations.

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

On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Program”) originally adopted by the Board on April 26, 2005. The aggregate number of shares originally approved by the Board for repurchase under the Program remains unchanged at 3,750,000 shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. No shares were repurchased by the Company during the three months ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 28, 2008, we held our 2008 Annual Meeting of Shareholders, at which meeting our Shareholders approved the following (all tabulations reflect share numbers on a post-split basis):

(a) Election of the following directors:

Class III Directors	FOR	WITHHELD
George Beatty, Jr.	58,535,506	4,375,825
Anat Bird	54,748,666	8,162,665
J. Downey Bridgwater	58,097,394	4,813,937
Roland Rodriguez	58,678,253	4,235,078
Elizabeth C. Williams	58,653,862	4,257,469

The terms of directors Edward R. Bardgett, Bruce J. Harper, Bernard A. Harris, Jr., MD, David L. Hatcher, Glenn H. Johnson, R. Bruce LaBoon, G. Edward Powell, Raimundo Riojas E. and Dan C. Tutcher continued beyond the 2008 Annual Meeting of Shareholders.

(b) Ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2008.

FOR	AGAINST	ABSTAIN
60,194,611	2,534,988	181,731

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

11	Statement Regarding Computation of Earnings Per Share (included as Note 13) to Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: August 8, 2008	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Zach L. Wasson
Zach L. Wasson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
11	Statement Regarding Computation of Earnings Per Share (included as Note 13) to Consolidated Financial Statements on page 16 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.