Form 10-Q
period 2008-09-30
STERLING BANCSHARES INC
filed 2008-11-07
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☑        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2008
[Common Stock, $1.00 par value per share]	73,221,705 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$113,070	$133,670
Available-for-sale securities, at fair value	543,545	476,690
Held-to-maturity securities, at amortized cost	174,434	180,086
Loans held for sale	322	78,447
Loans held for investment	3,744,772	3,339,837

Total loans	3,745,094	3,418,284
Allowance for loan losses	(45,222)	(34,446)

Loans, net	3,699,872	3,383,838
Premises and equipment, net	41,195	27,905
Real estate acquired by foreclosure	4,562	3,683
Goodwill	173,210	168,815
Core deposit and other intangibles, net	14,444	15,971
Accrued interest receivable	17,968	19,701
Other assets	164,929	125,550

TOTAL ASSETS	$4,947,229	$4,535,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,085,882	$1,092,210
Interest-bearing demand	1,397,614	1,403,227
Certificates and other time	1,090,624	1,178,274

Total deposits	3,574,120	3,673,711
Other borrowed funds	668,069	197,147
Subordinated debt	74,266	48,694
Junior subordinated debt	82,734	82,734
Accrued interest payable and other liabilities	46,145	53,364

Total liabilities	4,445,334	4,055,650
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $1 par value, 150,000,000 shares authorized, 75,086,145 and 74,926,449 issued and 73,218,645 and 73,158,949 outstanding at September 30, 2008 and December 31, 2007, respectively	75,086	74,926
Capital surplus	113,611	110,367
Retained earnings	326,826	309,903
Treasury stock, at cost, 1,867,500 and 1,767,500 shares held at September 30, 2008 and December 31, 2007, respectively	(21,399)	(20,493)
Accumulated other comprehensive income, net of tax	7,771	5,556

Total shareholders’ equity	501,895	480,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,947,229	$4,535,909

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$59,636	$67,033	$182,770	$193,872
Securities:
Taxable	7,714	6,111	21,671	17,327
Non-taxable	909	867	2,725	2,597
Trading assets	21	81	64	86
Federal funds sold	32	58	98	480
Deposits in financial institutions	2	9	10	33

Total interest income	68,314	74,159	207,338	214,395

Interest expense:
Demand and savings deposits	4,136	8,038	13,640	21,682
Certificates and other time deposits	8,763	14,809	29,402	41,081
Other borrowed funds	3,432	1,369	9,193	5,121
Subordinated debt	1,198	1,175	3,094	3,487
Junior subordinated debt	1,317	1,673	4,301	4,562

Total interest expense	18,846	27,064	59,630	75,933

Net interest income	49,468	47,095	147,708	138,462
Provision for credit losses	10,100	850	22,417	2,220

Net interest income after provision for credit losses	39,368	46,245	125,291	136,242

Noninterest income:
Customer service fees	3,882	3,629	11,906	10,532
Net loss on securities	(187)	—	(187)	—
Wealth management fees	2,255	2,186	6,956	3,470
Other	3,851	4,818	12,711	12,083

Total noninterest income	9,801	10,633	31,386	26,085

Noninterest expense:
Salaries and employee benefits	21,692	20,634	63,316	60,090
Occupancy	5,367	4,706	15,992	13,674
Technology	2,600	2,260	7,235	6,404
Professional fees	1,257	1,068	3,481	3,091
Postage, delivery and supplies	871	903	2,907	2,657
Marketing	627	432	1,764	1,368
Core deposit and other intangibles amortization	586	610	1,757	1,547
Acquisition costs	—	—	562	920
Other	5,997	4,431	17,079	13,469

Total noninterest expense	38,997	35,044	114,093	103,220

Income before income taxes	10,172	21,834	42,584	59,107
Provision for income taxes	3,082	7,255	13,578	19,507

Net Income	$7,090	$14,579	$29,006	$39,600

Earnings per share:
Basic	$0.10	$0.20	$0.40	$0.55

Diluted	$0.10	$0.20	$0.39	$0.54

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
BALANCE AT JANUARY 1, 2007	—	$—	71,938	$71,938	$80,927	$272,179	(938)	$(10,902)	$(4,857)	$409,285
Comprehensive income:
Net income						39,600				39,600
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $1,219									2,264	2,264
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of $1,069									1,988	1,988

Total comprehensive income										43,852

Issuance of common stock			511	511	3,861					4,372
Issuance of common stock in connection with the purchase of Partners Bank of Texas			2,345	2,345	24,176					26,521
Repurchase of common stock							(830)	(9,591)		(9,591)
Cash dividends paid						(11,404)				(11,404)

BALANCE AT SEPTEMBER 30, 2007	—	$—	74,794	$74,794	$108,964	$300,375	(1,768)	$(20,493)	$(605)	$463,035

BALANCE AT JANUARY 1, 2008	—	$—	74,926	$74,926	$110,367	$309,903	(1,768)	$(20,493)	$5,556	$480,259
Comprehensive income:
Net income						29,006				29,006
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $125									232	232
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of $1,068									1,983	1,983

Total comprehensive income										31,221

Issuance of common stock			176	176	3,384					3,560
Shares held in Rabbi Trust			(16)	(16)	(140)					(156)
Repurchase of common stock							(100)	(906)		(906)
Cash dividends paid						(12,083)				(12,083)

BALANCE AT SEPTEMBER 30, 2008	—	$—	75,086	$75,086	$113,611	$326,826	(1,868)	$(21,399)	$7,771	$501,895

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,006	$39,600
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,239	1,705
Net loss on securities	187	—
Net gain on trading assets	—	(2)
Net gain on loans	(127)	(1,785)
Provision for credit losses	22,417	2,220
Writedowns, less gains on sale, of real estate acquired by foreclosure	(188)	(169)
Depreciation and amortization	7,931	6,603
Proceeds from principal paydowns of trading securities	—	1
Proceeds from the sale of trading securities	—	13,137
Purchases of trading assets	—	(13,136)
Stock-based compensation expense (net of tax benefit recognized)	1,933	637
Excess tax benefits from share-based payment arrangements	(24)	(387)
Net decrease (increase) in loans held for sale	9,874	(11,739)
Net gain on sale of bank assets	(125)	(555)
Net (increase) decrease in accrued interest receivable and other assets	(20,878)	10,796
Net decrease in accrued interest payable and other liabilities	(5,505)	(4,456)

Net cash provided by operating activities	45,740	42,470
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	13,829	12,925
Proceeds from the sale of available-for-sale securities	28,236	—
Proceeds from the maturities or calls and paydowns of available-for-sale securities	81,828	65,225
Purchases of available-for-sale securities	(177,996)	(107,856)
Purchases of held-to-maturity securities	(8,218)	(25,582)
Net increase in loans held for investment	(307,877)	(140,195)
Purchase of bank-owned life insurance	(13,875)	—
Proceeds from sale of real estate acquired by foreclosure	2,849	1,178
Purchase of Partners Bank of Texas (including transaction costs)	—	(25,319)
Cash and cash equivalents acquired with Partners Bank of Texas	—	33,324
Purchase of MBM Advisors, Inc. (including transaction costs)	—	(6,000)
Cash and cash equivalents acquired with MBM Advisors, Inc.	—	104
Payment of earnout obligations related to the acquisition of MBM Advisors, Inc.	(2,222)	—
Cash and cash equivalents acquired with First Horizon National Corp. branch acquisition	15,302	—
Net change in interest-bearing deposits in financial institutions	—	198
Proceeds from sale of loans originated as held for investment	11,490	49,909
Proceeds from sale of premises and equipment	169	111
Purchase of premises and equipment	(8,641)	(5,273)

Net cash used in investing activities	(365,126)	(147,251)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts	(184,885)	161,386
Net increase (decrease) in other borrowed funds	420,922	(88,834)
Proceeds from issuance of long-term borrowings	50,000	—
Issuance of trust preferred securities	—	25,775
Proceeds from issuance of subordinated debt	25,000	—
Proceeds from issuance of common stock	870	3,163
Repurchase of common stock	(1,062)	(9,591)
Excess tax benefits from share-based payment arrangements	24	387
Dividends paid	(12,083)	(11,404)

Net cash provided by financing activities	298,786	80,882

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,600)	(23,899)
CASH AND CASH EQUIVALENTS:
Beginning of period	133,670	134,775

End of period	$113,070	$110,876

Supplemental information:
Income taxes paid	$21,125	$12,750
Interest paid	63,029	76,111
Noncash investing and financing activities -
Acquisition of real estate through foreclosure of collateral	3,540	2,257
Transfer of loans from held for sale to held for investment	112,129	14,368
Acquisition of Partners Bank of Texas
Common stock issued	—	26,521
Acquisition of MBM Advisors, Inc.
Payable to MBM Advisors, Inc. shareholders	1,955	2,774

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

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (“SFAS 157”) Fair Value Measurements. SFAS 157 defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, delayed the application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The Company adopted SFAS 157 on January 1, 2008. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

On October 10, 2008, the FASB issued FASB Staff Position 157- 3 (“FSP 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 applies to financial assets within the scope of SFAS 157. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In situations in which there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. SFAS 157-3 became effective for the interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 was effective on January 1, 2008. This accounting standard did not have a material impact on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”) The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of this standard did not have a significant impact on the Company’s financial statements.

2.	ACQUISITIONS

On February 8, 2008, the Company acquired ten branches located in the Dallas and Fort Worth, Texas areas from First Horizon National Corp. (“First Horizon”). This transaction was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. In addition to these ten bank branches, the Company also agreed to acquire land from First Horizon for possible future Sterling banking centers in Lewisville, Arlington and Fort Worth, Texas. This transaction allows the Company to achieve a critical presence in Dallas, Texas and an entry into the growing Fort Worth, Texas market. The Company acquired approximately $85.9 million in total assets and assumed deposit accounts of approximately $85.3 million for a premium of $1.7 million. Assets consisted of approximately $54.0 million in loans, $10.9 million in premises and equipment and $15.9 million in cash and other assets. The assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Excess cost over tangible net assets acquired totaled $5.3 million, of which $230 thousand and $5.1 million have been allocated to core deposits and goodwill, respectively, all of which is expected to be deductible for tax purposes. The allocation of the purchase price is preliminary and subject to final valuation determinations. The results of operations for this acquisition have been included in the Company’s financial results since February 8, 2008.

On June 28, 2007, the Company acquired MBM Advisors, Inc. (“MBM Advisors”). MBM Advisors was an independent investment advisory and pension administration/consulting firm with approximately $700 million in assets under management providing full-services in the design, administration, investment management, and communication of retirement plans with offices in both Houston and Dallas, Texas. The acquisition of MBM Advisors provides for increased opportunities to serve the owners of small and medium-sized businesses and their employees while enhancing noninterest income. The Company entered into a share exchange agreement with MBM Advisors and the shareholders of MBM Advisors in which the Company paid the shareholders an aggregate amount in cash equal to $6.0 million on the date of merger. An unconditional guaranteed cash payment of $3.0 million, payable over a three year earn-out period was recorded as part of the purchase price at the estimated net present value. The agreement includes an earn-out which is contingent upon maintaining or achieving specified earnings levels in future periods. When the contingency is resolved and additional consideration is distributable, the Company records the fair value of the consideration issued as an additional cost of the acquisition. During 2007, the Company recorded a $2.6 million payable as part of the earn-out as an additional cost of the acquisition. At September 30, 2008, the remaining maximum amount of future payments the Company could be required to make under contingent payment provisions was approximately $4.4 million in the form of cash. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, all of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results since the third quarter of 2007.

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

3.	SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$1,749	$16	$—	$1,765
Obligations of states of the U.S. and political subdivisions	1,331	27	—	1,358
Mortgage-backed securities and collateralized mortgage obligations	527,468	2,520	(4,039)	525,949
Other securities	15,283	—	(810)	14,473

Total	$545,831	$2,563	$(4,849)	$543,545

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$96,210	$1,168	$(599)	$96,779
Mortgage-backed securities and collateralized mortgage obligations	78,224	17	(7,835)	70,406

Total	$174,434	$1,185	$(8,434)	$167,185

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$11,563	$40	$(2)	$11,601
Obligations of states of the U.S. and political subdivisions	1,693	22	(1)	1,714
Mortgage-backed securities and collateralized mortgage obligations	450,132	2,023	(3,376)	448,779
Other securities	15,993	—	(1,397)	14,596

Total	$479,381	$2,085	$(4,776)	$476,690

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$96,593	$905	$(111)	$97,387
Mortgage-backed securities and collateralized mortgage obligations	83,493	8	(1,225)	82,276

Total	$180,086	$913	$(1,336)	$179,663

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at September 30, 2008 are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,109	$2,126	$9,230	$9,348
Due after one year through five years	971	997	50,883	51,512
Due after five years through ten years	—	—	32,816	32,782
Due after ten years	—	—	3,281	3,137
Mortgage-backed securities and collateralized mortgage obligations	527,468	525,949	78,224	70,406
Other securities	15,283	14,473	—	—

Total	$545,831	$543,545	$174,434	$167,185

The following table summarizes the proceeds received and gross realized gains and losses on investment securities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Proceeds from sales and calls	$28,236	$—	$28,236	$—
Gross realized gains	535	—	535	—
Gross realized losses	722	—	722	—

Securities with unrealized losses segregated by length of impairment are as follows (in thousands):

	September 30, 2008
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states of the U.S. and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	228,202	(2,467)	225,735	62,422	(1,572)	60,850
Other securities	3,062	(324)	2,738	12,221	(486)	11,735

Total	$231,264	$(2,791)	$228,473	$74,643	$(2,058)	$72,585

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$21,066	$(599)	$20,467	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	42,780	(5,257)	37,523	33,083	(2,578)	30,505

Total	$63,846	$(5,856)	$57,990	$33,083	$(2,578)	$30,505

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

The average loss on securities in an unrealized loss position was 3% of the amortized cost basis at September 30, 2008. During the third quarter of 2008, realized losses of $722 thousand were recorded on certain interest-only securities. These securities are tied to an underlying government guaranteed loan and are subject to prepayment and interest rate fluctuations. These securities had been in an unrealized loss position since the fourth quarter of 2006. Given the current prepayment factors for the underlying loan and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired.

	December 31, 2007
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

Securities in an unrealized loss position for more than 12 months at December 31, 2007 included an other securities category that was in a loss position of approximately 10% of amortized cost basis. Management believed that the unrealized losses on these securities were caused primarily by interest rate increases and prepayments. Because the decline in market value was attributable to changes in interest rates, not credit quality, and because the Company had the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2007. There are no remaining securities in the Company’s securities portfolio in a loss position greater than 10% of the Company’s amortized cost basis at December 31, 2007.

The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at September 30, 2008.

Securities with carrying values totaling $481 million and fair values totaling $475 million were pledged to secure public deposits at September 30, 2008.

4.	LOANS

The loan portfolio is classified by major type as follows (in thousands):

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Loans held for sale	$322	0.0%	$78,447	2.3%
Loans held for investment
Domestic:
Commercial and industrial	1,076,274	28.7%	912,604	26.7%
Real estate:
Commercial	1,562,835	41.7%	1,387,014	40.6%
Construction	732,174	19.6%	714,600	20.9%
Residential mortgage	283,991	7.6%	226,033	6.6%
Consumer/other	68,719	1.8%	75,626	2.2%
Foreign
Commercial and industrial	18,493	0.5%	21,571	0.6%
Other loans	2,286	0.1%	2,389	0.1%

Total loans held for investment	3,744,772	100.0%	3,339,837	97.7%

Total loans	$3,745,094	100.0%	$3,418,284	100.0%

Loan maturities and rate sensitivity of the loans held for investment, excluding residential mortgage and consumer loans, at September 30, 2008 are as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$764,739	$249,462	$62,073	$1,076,274
Real estate - commercial	180,803	660,324	721,708	1,562,835
Real estate - construction	332,052	266,903	133,219	732,174
Foreign loans	11,980	8,799	—	20,779

Total	$1,289,574	$1,185,488	$917,000	$3,392,062

Loans with a fixed interest rate	$195,411	$760,325	$269,230	$1,224,966
Loans with a floating interest rate	1,094,163	425,163	647,770	2,167,096

Total	$1,289,574	$1,185,488	$917,000	$3,392,062

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas, Fort Worth and San Antonio metropolitan areas.

The largest concentration in any single industry is in the energy portfolio. At September 30, 2008, the energy portfolio totaled $439 million which represents approximately 11.7% of total loans held for investment. The energy portfolio consists primarily of upstream companies. The energy lending group participates in shared national credits which are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits. As of September 30, 2008, excluding the energy portfolio, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported in the balance sheet as loans held for investment stated at the principal amount outstanding adjusted for charge-offs, the allowance for loan losses, deferred fees or costs and unamortized premiums or discounts. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value. During the nine months ended September 30, 2008 and 2007, the Company sold approximately $9 million and $21 million, respectively, of performing commercial real estate loans that were originally acquired as held for investment. These sales resulted in net gains of $175 thousand and $350 thousand during the nine month periods ended September 30, 2008 and 2007, respectively. These loans were sold as part of the Company’s ongoing management of the size, concentrations and risk profile of the loan portfolio. Loans held for sale previously included certain commercial real estate loans and SBA guaranteed loans originated by the Bank. Due to current market conditions, in September of 2008, $112 million of these loans were no longer classified as held for sale and are now considered as held for investment. The Company recorded a lower of cost or market adjustment of $266 thousand for the three and nine month periods ended September 30, 2008. There were no lower of cost or market adjustments recorded for the same periods in 2007.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between Sterling Bank (the “Bank”) and such related parties have been and are in the ordinary course of business and are made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	September 30, 2008	December 31, 2007
Beginning balance	$2,189	$2,293
New loans	112	747
Repayments	(11)	(851)

Ending balance	$2,290	$2,189

The recorded investment in impaired loans was $70.5 million and $23.4 million at September 30, 2008 and December 31, 2007, respectively. Such impaired loans required an allowance for loan losses of $10.8 million and $3.9 million, respectively. The average recorded investment in impaired loans for the three and nine months ended September 30, 2008 was $62.4 million and $39.9 million, respectively, and for the three and nine months ended September 30, 2007 was $11.7 million and $12.5 million, respectively. No interest on impaired loans was received during the three and nine months ended September 30, 2008 and 2007.

Interest foregone on nonaccrual loans was $1.4 million and $2.6 million for the three and nine months ended September 30, 2008, respectively, and $362 thousand and $1.0 million for the same time periods in 2007. There were no restructured loans as of September 30, 2008. The Company had one restructured loan totaling $769 thousand as of December 31, 2007.

When management doubts a borrower's ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Loans 90 days or more past due, not on nonaccrual were $3.1 million and $1.3 million at September 30, 2008 and December 31, 2007, respectively.

5.	ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$41,651	$33,450	$34,446	$32,027
Loans charged-off	6,249	1,070	12,567	3,811
Loan recoveries	(447)	(995)	(1,653)	(2,293)

Net loans charged-off	5,802	75	10,914	1,518
Allowance for loan losses associated with acquired institutions	—	—	—	1,496
Provision for loan losses	9,373	850	21,690	2,220

Allowance for loan losses at end of period	45,222	34,225	45,222	34,225

Reserve for unfunded loan commitments at beginning of period	927	927	927	927
Provision for losses on unfunded loan commitments	727	—	727	—

Reserve for unfunded loan commitments at end of period	1,654	927	1,654	927

Total allowance for credit losses	$46,876	$35,152	$46,876	$35,152

6.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2007, and the period ended September 30, 2008 are as follows (in thousands):

	Houston	San Antonio	North Texas	Total
Balance, January 1, 2007	$29,613	$73,037	$28,208	$130,858
BOTH, Inc. goodwill adjustment	—	6	—	6
Partners Bank acquisition	30,050	—	—	30,050
MBM Advisors acquisition	7,901	—	—	7,901

Balance, December 31, 2007	67,564	73,043	28,208	168,815
First Horizon branch acquisition	—	—	5,080	5,080
Purchase accounting adjustments	167	(852)	—	(685)

Balance, September 30, 2008	$67,731	$72,191	$33,288	$173,210

The changes in the carrying amounts of core deposit and other intangibles for the year ended December 31, 2007, and the period ended September 30, 2008 are as follows (in thousands):

	Core Deposit Intangibles	Customer Relationship Intangibles	Total
Balance, January 1, 2007	$10,299	$—	$10,299
Amortization expense	(1,951)	(186)	(2,137)
Partners Bank acquisition	4,087	—	4,087
MBM Advisors acquisition	—	3,722	3,722

Balance, December 31, 2007	12,435	3,536	15,971
Amortization expense	(1,478)	(279)	(1,757)
First Horizon branch acquisition	230	—	230

Balance, September 30, 2008	$11,187	$3,257	$14,444

7.	BANK OWNED LIFE INSURANCE

The Company purchases bank owned life insurance (“BOLI”) policies on the lives of certain officers and is the owner and beneficiary of the policies. These policies provide funding for long-term retirement and other employee benefits costs. The recorded balance of BOLI was $94.6 million and $78.1 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, approximately $25 million of BOLI funds were held in separate accounts with investments in U.S. government, mortgage-backed and corporate debt securities. The cash surrender value of the life insurance policies contained in separate accounts is further supported by a stable value wrap agreement, which protects against changes in the fair value of the investments. BOLI policies are recorded within other assets in the Consolidated Balance Sheets at each policy’s respective cash surrender value, including the value of the stable value wrapper, with changes recorded in noninterest income in the Consolidated Statements of Income.

8.	JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of September 30, 2008, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. As of September 30, 2008, the floating rate was 7.21% on these securities compared to 8.28% at December 31, 2007.

The BOTH Capital Trust I preferred securities bear interest at a floating rate equal to the three-month LIBOR, plus 3.10%. As of September 30, 2008, the floating rate on these securities was 5.89% compared to 5.96% at December 31, 2007.

On March 26, 2007, the Company completed the issuance and sale in a private placement of $25.0 million in aggregate principal amount of trust preferred securities issued by the Company’s newly formed subsidiary, Sterling Bancshares Capital Trust IV, a Delaware statutory trust (“Trust IV”). The trust preferred securities may be called at par by the Company at any time after June 15, 2012 and require quarterly distributions of interest by Trust IV to the holder of the trust preferred securities. Distributions will be payable quarterly at a floating interest rate equal to the 3-month LIBOR plus 1.60% per annum. Trust IV simultaneously issued 774 shares of its common securities to the Company for the purchase price of $774 thousand, which constitutes all of the issued and outstanding common securities of Trust IV. As of September 30, 2008, the floating rate on these securities was 4.42% compared to 6.59% at December 31, 2007.

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

On June 30, 2008, the Bank entered into a subordinated note in the aggregate principal amount of $25.0 million. The subordinated note bears interest at a rate equal to LIBOR plus 2.50% and will be reset quarterly. The unpaid principal balance plus all accrued and unpaid interest on the subordinated debt shall be due and payable on September 15, 2018. The Bank may prepay the subordinated debt without penalty on any interest payment date on or after September 15, 2013. As of September 30, 2008, the floating rate was 5.32% on the subordinated note.

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

In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair value hedge of the Company’s $50.0 million subordinated debentures and qualifies for the “short-cut” method of accounting (discussed in Note 9). The swap’s fair value is included in other liabilities and was $706 thousand and $1.3 million with a floating rate of 6.41% and 8.87% on September 30, 2008 and December 31, 2007, respectively. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

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

For cash flow hedges, the gain or loss on the effective portion of the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The accumulated net after-tax gain on the floor and collar contracts included in accumulated other comprehensive income totaled $9.3 million and $7.3 million at September 30, 2008 and December 31, 2007, respectively. The total fair value of the interest-rate collar and floor was $14.7 million and $12.2 million at September 30, 2008 and December 31, 2007, respectively, and is included in other assets.

11.	OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Federal Home Loan Bank advances	$532,500	$187,500
Federal funds purchased	72,440	9,225
Securities sold under agreements to repurchase	63,129	422

Total	$668,069	$197,147

Federal Home Loan Bank Advances - The Company has an available line of credit with the Federal Home Loan Bank (FHLB) of Dallas, which allows the Company to borrow on a collateralized basis. At September 30, 2008, we had total funds of $1.1 billion available under this agreement of which $533 million was outstanding. At September 30, 2008, the Company had $40.0 million of FHLB advances with a maturity of nine years and $500 thousand of FHLB advances with a remaining maturity of two years. The remaining advances totaling $492 million had maturities of fewer than eight days. The weighted-average interest rate on these borrowings was 2.45% at September 30, 2008. These borrowings are collateralized by a blanket lien against all eligible real estate loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Federal Funds Purchased - The Company has federal funds purchased at correspondent banks. As of September 30, 2008, federal funds outstanding with correspondent banks were $72.4 million and payable upon demand. These funds typically mature within one to ninety days.

Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day, while structured repurchase agreements with other financial institutions will have varying terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities. The securities underlying the structured repurchase agreements are held in safekeeping by the purchasing financial institution. At September 30, 2008 and December 31, 2007, the Company had securities sold under agreements to repurchase with banking customers of $13.1 million and $422 thousand, respectively. Structured repurchase agreements totaled $50.0 million at September 30, 2008 and consisted of agreements with two separate financial institutions. These agreements mature in 2015. The rate on these repurchase agreements was 1.81% and 1.82%, at September 30, 2008. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no structured repurchase agreements outstanding on December 31, 2007.

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

Total stock-based compensation expense that was charged against income was $2.7 million and $822 thousand for the nine month periods ended September 30, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $733 thousand and $185 thousand for the nine months ended September 30, 2008 and 2007, respectively.

On December 20, 2007, the Company entered into an employment agreement with its chief executive officer (“CEO”). This agreement replaces the existing agreement, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”), to be earned based on specified performance metrics. Under the revised agreement, the new performance metrics include EPS Growth versus the Company’s peer’s measure and a return on assets versus peer’s performance measure. In addition, the vesting period changed from four years to three years. Based on these performance metrics, the CEO will earn a specific number of the eligible share units on December 31, 2009. As of September 30, 2008, there was $877 thousand of total unrecognized compensation expense related to the PRSUs. If the performance measures are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed.

Stock Purchase Plan - The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 2.3 million shares of the Company’s common stock may be issued under the Purchase Plan subject to adjustment upon changes in capitalization. During the three and nine months ended September 30, 2008, 15,914 and 46,506 shares were subscribed for through payroll deductions under the Purchase Plan compared to 12,428 and 34,338 shares for the same periods in 2007.

13.	EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$7,090	$14,579	$29,006	$39,600
Basic:
Weighted average shares outstanding	73,186	73,029	73,158	72,476
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options	339	424	317	494

Total	73,525	73,453	73,475	72,970

Earnings per share:
Basic	$0.10	$0.20	$0.40	$0.55

Diluted	$0.10	$0.20	$0.39	$0.54

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 736,371 and 756,871 options outstanding for the three and nine months ended September 30, 2008, respectively, and 373,849 and 339,362 options outstanding for the three and nine month periods ended September 30, 2007, respectively, which were antidilutive.

14.	COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.5 million and $7.7 million for the three and nine months ended September 30, 2008, respectively, and $2.4 million and $6.8 million for the three and nine months ended September 30, 2007, respectively. Refer to the 2007 Form 10-K for information regarding these commitments.

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	September 30, 2008	December 31, 2007
Commitments to extend credit	$951,152	$929,227
Letters of credit	157,049	135,345

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of September 30, 2008 and December 31, 2007, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of September 30, 2008:
Total capital (to risk weighted assets)	$497,689	11.8%	$336,748	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	386,402	9.2%	168,374	4.0%	N/A	N/A
Tier 1 capital (to average assets)	386,402	8.1%	190,242	4.0%	N/A	N/A

As of December 31, 2007:
Total capital (to risk weighted assets)	$454,030	11.1%	$327,180	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	369,965	9.1%	163,590	4.0%	N/A	N/A
Tier 1 capital (to average assets)	369,965	8.6%	172,366	4.0%	N/A	N/A

STERLING BANK:
As of September 30, 2008:
Total capital (to risk weighted assets)	$492,931	11.7%	$336,476	8.0%	$420,595	10.0%
Tier 1 capital (to risk weighted assets)	381,644	9.1%	168,238	4.0%	252,357	6.0%
Tier 1 capital (to average assets)	381,644	8.0%	190,101	4.0%	237,627	5.0%

As of December 31, 2007:
Total capital (to risk weighted assets)	$448,314	11.0%	$326,896	8.0%	$408,620	10.0%
Tier 1 capital (to risk weighted assets)	364,248	8.9%	163,448	4.0%	245,172	6.0%
Tier 1 capital (to average assets)	364,248	8.5%	172,193	4.0%	215,241	5.0%

On January 1, 2004, the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At September 30, 2008, the entire amount of the $80.3 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at September 30, 2008.

Dividend restrictions - Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. At September 30, 2008, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $72.3 million by the Bank.

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

Level 2 - Inputs other than those quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 2 assets and liabilities include available-for-sale securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Available-for-sale securities are valued using observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, prepayment speeds, credit information and the bond's terms and conditions, among other things. Derivative valuations utilize certain Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The significance of the impact of these credit valuation adjustments on the overall valuation of derivative positions are not significant to the overall valuation and result in all derivative valuations being classified in Level 2 of the fair value hierarchy.

Level 3 - Inputs that are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. This category includes certain interest-only strip securities where independent pricing information was not able to be obtained for a significant portion of the underlying assets and loans held for sale.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$543,545	$—	$540,716	$2,829
Cash flow hedges	14,712	—	14,712	—
Loans held for sale	322	—	—	322
Financial liabilities:
Interest rate swap	707	—	707	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets measured on a nonrecurring basis include impaired loans that are collateral dependent, other real estate owned and other repossessed assets which are measured using appraisals and third party estimates and are considered Level 2 inputs within the fair value hierarchy. For the nine months ended September 30, 2008, the Company had additions to impaired loans, other real estate owned and other repossessed assets of $64.2 million, $1.8 million and $234 thousand, respectively, which were outstanding at September 30, 2008 and measured using the fair value hierarchy.

The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008 and summarizes gains and losses due to changes in fair value. Level 3 available-for-sale securities include certain interest-only strips which are valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and pre-payment rates. Level 3 loans held for sale at December 31, 2007 included certain commercial real estate loans and the guaranteed portion of SBA loans originated by the Bank. Beginning in the third quarter of 2008, these loans were no longer considered as held for sale and were transferred to the Company’s held for investment portfolio. These loans were valued based on current investor market pricing from investors in these types of loans.

	Level 3 Instruments Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2008
	Available-for-Sale Securities	Loans held for sale
Balance, June 30, 2008	$2,822	$112,614
Total gains or losses for the period included in:
Noninterest income	(722)	(266)
Other comprehensive income	1,065	—
Purchases, issuances, settlements and amortization	(336)	—
Transfers in and/or out of Level 3	—	(112,026)

Balance, September 30, 2008	$2,829	$322

Net unrealized losses included in net income for the period relating to assets held at September 30, 2008	$(722)	$(266)

	Level 3 Instruments Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2008
	Available-for-Sale Securities	Loans held for sale
Balance, January 1, 2008	$3,586	$78,447
Total gains or losses for the period included in:
Noninterest income	(722)	(266)
Other comprehensive income	1,039	—
Purchases, issuances, settlements and amortization	(1,074)	—
Transfers in and/or out of Level 3	—	(78,503)

Balance, September 30, 2008	$2,829	$322

Net unrealized losses included in net income for the period relating to assets held at September 30, 2008	$(722)	$(266)

The Company realized losses on related level 3 assets of $988 thousand during the third quarter of 2008. There were no realized gains or losses related to Level 3 assets recorded during the three and nine month periods ended September 30, 2007.

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

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	our investment securities portfolio is subject to credit risk, market risk, and illiquidity;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

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

At September 30, 2008, we had consolidated total assets of $4.9 billion, total loans of $3.7 billion, total deposits of $3.6 billion and shareholder’s equity of $502 million.

We reported net income of $7.1 million, or $0.10 per diluted share for the quarter ended September 30, 2008, compared to $14.6 million or $0.20 per diluted share earned for the third quarter of 2007. Net income for the nine months ended September 30, 2008 was $29.0 million, or $0.39 per diluted share, compared with $39.6 million, or $0.54 per diluted share earned for the same period in 2007.

During September 2008, Hurricane Ike significantly impacted the Texas Gulf coast, including Houston and the surrounding areas. Certain coastal counties received significant storm damage and the majority of the greater Houston area was without power for up to two weeks, which negatively impacted productivity of businesses and individuals in these areas. The first business day after the storm, our central departments were fully operational to ensure all of our customers’ needs were met. Currently, 28 of our 29 Houston banking centers are fully operational with only a few having suffered minimal cosmetic damage. The one banking center that is currently not open for business is located in our leased space at 2550 North Loop West, which also operates as our corporate headquarters. Our corporate offices were damaged during the storm resulting in over 200 employees being relocated to other offices throughout Houston. There was significant roof and water damage to the building and therefore is currently uninhabitable. It is expected that the building will be available for occupation towards the end of the year. Our third quarter results include approximately $640 thousand in casualty and disaster recovery costs and an additional $2.7 million of loan loss provision related to Hurricane Ike.

While the current economic conditions and our region’s recovery from Hurricane Ike certainly create significant challenges, they also provide considerable opportunities. There has been historic consolidation in the financial services industry during the last several months. In order to bolster our already strong capital levels and enable us to take advantage of opportunities that may result from these and other consolidations, we are currently considering participating in the Treasury Department's Capital Purchase Program which will allow us to sell senior preferred equity interests to the U.S. Treasury Department. Given the increased uncertainty in the economy and potential loan losses related to Hurricane Ike, we have increased our allowance for credit losses as a percentage of loans from 1.16% in the second quarter to 1.25% at the end of the third quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of September 30, 2008.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. We have identified four accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, and the sensitivity of our Consolidated Financial Statements to those judgments, estimates and assumptions, are critical to an understanding of our Consolidated Financial Statements. These policies relate to the methodology that determines our valuation of investment securities, allowance for credit losses, accounting for goodwill and other intangibles, accounting for derivatives and the assumptions used in determining stock-based compensation.

These policies and the judgments, estimates and assumptions are described in greater detail in our 2007 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Organization and Summary of Significant Accounting and Reporting Policies.”

RECENT ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (“SFAS 157”) Fair Value Measurements. SFAS 157 defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, delayed the application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The Company adopted SFAS 157 on January 1, 2008. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

On October 10, 2008, the FASB issued FASB Staff Position 157- 3 (“FSP 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 applies to financial assets within the scope of SFAS 157. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In situations in which there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. SFAS 157-3 became effective for the interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 was effective on January 1, 2008. This accounting standard did not have a material impact on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”) The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of this standard did not have a significant impact on the Company’s financial statements.

SELECTED FINANCIAL DATA

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2008	2007	2008	2007	2007
	(Dollars and shares in thousands, except per share amounts)
INCOME STATEMENT DATA:
Net interest income	$49,468	$47,095	$147,708	$138,462	$185,624
Provision for credit losses	10,100	850	22,417	2,220	3,820
Noninterest income	9,801	10,633	31,386	26,085	36,220
Noninterest expense	38,997	35,044	114,093	103,220	139,354
Income before income taxes	10,172	21,834	42,584	59,107	78,670
Net income	7,090	14,579	29,006	39,600	52,962
BALANCE SHEET DATA (at period-end):
Total assets	$4,947,229	$4,440,177	$4,947,229	$4,440,177	$4,535,909
Total loans	3,745,094	3,374,351	3,745,094	3,374,351	3,418,284
Allowance for loan losses	45,222	34,225	45,222	34,225	34,446
Total securities	717,979	641,636	717,979	641,636	656,776
Total deposits	3,574,120	3,661,763	3,574,120	3,661,763	3,673,711
Other borrowed funds	668,069	136,555	668,069	136,555	197,147
Subordinated debt	74,266	46,986	74,266	46,986	48,694
Junior subordinated debt	82,734	82,734	82,734	82,734	82,734
Shareholders’ equity	501,895	463,035	501,895	463,035	480,259
COMMON SHARE DATA:
Earnings per share (1)
Basic shares	$0.10	$0.20	$0.40	$0.55	$0.73
Diluted shares	$0.10	$0.20	$0.39	$0.54	$0.72
Shares used in computing earnings per common share
Basic shares	73,186	73,029	73,158	72,476	72,659
Diluted shares	73,525	73,453	73,475	72,970	73,126
End of period common shares outstanding	73,219	73,026	73,219	73,026	73,159
Book value per common share at period-end
Total	$6.85	$6.34	$6.85	$6.34	$6.56
Tangible	$4.29	$3.84	$4.29	$3.84	$4.04
Cash dividends paid per common share	$0.055	$0.0525	$0.165	$0.158	$0.210
Common stock dividend payout ratio	56.83%	26.29%	41.65%	28.80%	28.77%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	5.61%	12.67%	7.75%	11.99%	11.77%
Return on average tangible common equity (2)	9.43%	21.72%	12.86%	19.73%	18.39%
Return on average assets (2)	0.57%	1.32%	0.81%	1.24%	1.22%
Return on average tangible assets (2)	0.63%	1.41%	0.87%	1.32%	1.25%
Tax equivalent net interest margin (3)	4.44%	4.74%	4.59%	4.82%	4.77%
Efficiency ratio (4)	64.08%	60.38%	62.57%	61.54%	61.84%
Full-time equivalent employees	1,119	1,039	1,119	1,039	1,042
Number of banking centers	59	49	59	49	49
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	101.77%	90.98%	100.19%	91.70%	91.93%
Period-end shareholders’ equity to total assets	10.14%	10.43%	10.14%	10.43%	10.59%
Average shareholders’ equity to average assets	10.20%	10.38%	10.44%	10.31%	10.38%
Period-end tangible capital to total tangible assets	6.60%	6.58%	6.60%	6.58%	6.79%
Tier 1 capital to risk-weighted assets	9.18%	8.89%	9.18%	8.89%	9.05%
Total capital to risk-weighted assets	11.82%	10.91%	11.82%	10.91%	11.10%
Tier 1 leverage ratio (Tier 1 capital to average assets)	8.15%	8.54%	8.15%	8.54%	8.59%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.25%	1.04%	1.25%	1.04%	1.03%
Period-end allowance for loan losses to period-end loans	1.21%	1.01%	1.21%	1.01%	1.01%
Period-end allowance for loan losses to nonperforming loans	64.11%	292.74%	64.11%	292.74%	170.41%
Nonperforming loans to period-end loans	1.88%	0.35%	1.88%	0.35%	0.59%
Nonperforming assets to period-end assets	1.52%	0.33%	1.52%	0.33%	0.53%
Net charge-offs to average loans (2)	0.62%	—	0.40%	0.06%	0.09%

(1)	The calculation of diluted EPS excludes 736,371 and 756,871 options outstanding for the three and nine months ended September 30, 2008, respectively, 550,505 options for the year ended 2007, and 373,849 and 339,362 options for the three and nine month periods ended September 30, 2007, respectively, which were antidilutive.

(2)	Interim periods annualized.

(3)	Taxable-equivalent basis assuming a 35% tax rate.

(4)	The efficiency ratio is calculated by dividing noninterest expense less acquisition and hurricane related costs, an employee severance payment, and Trust Preferred Securities debt issuance costs by tax equivalent basis net interest income plus noninterest income less net gain (loss) on sales of investment securities and less net gain on sale/leaseback transactions. Prior period amounts have been restated to reflect the current methodology.

RESULTS OF OPERATIONS

Net Income - Net income was $7.1 million, or $0.10 per diluted share, for the third quarter ended September 30, 2008, compared to $14.6 million, or $0.20 per diluted share, earned for the third quarter of 2007. Net income for the nine months ended September 30, 2008 was $29.0 million, or $0.39 per diluted share, compared with $39.6 million, or $0.54 per diluted share earned for the same period in 2007.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. From June 2006 until September of 2007, overnight interest rates remained consistent at 5.25%. Beginning in September 2007, the FOMC gradually decreased overnight interest rates by 375 basis points to 1.50% at September 30, 2008. This gradual decline in interest rates has negatively impacted our net interest income and margin during 2008.

Tax equivalent net interest income increased $2.5 million or 5.2% to $49.9 million and $9.4 million or 6.8% to $149 million for the three and nine month periods ended September 30, 2008, respectively, compared to the same time periods in 2007. This increase in net interest income was primarily due to a decline in interest expense resulting from a decrease in average cost of funds on deposits and the utilization of lower cost borrowings. The rate paid on interest-bearing liabilities decreased 156 basis points and 123 basis points for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007. Our tax equivalent net interest margin was 4.44% and 4.59% for the three and nine month periods ended September 30, 2008, respectively, compared to 4.74% and 4.82% for the three and nine month periods ended September 30, 2007, respectively. These declines in net interest margin were due, in part, to increased competition for deposits, an increase in nonperforming assets and the significant decline in short-term interest rates that began in late 2007. Due to the increased competition for demand deposits during 2008, we utilized short-term borrowings to fund asset growth. The negative impact of the decline in short-term interest rates was partially mitigated by the work we have done in the past two years to position our balance sheet to be more neutral to movements in short-term interest rates including the interest rate hedge that was established in 2006 and the strategic decision to allow certain higher cost certificates of deposit to be replaced with lower cost borrowings.

Total tax equivalent interest income decreased $5.8 million and $6.9 million for the three and nine month periods ended September 30, 2008, respectively, over the comparable periods in 2007. Interest income on loans decreased $7.4 million and $11.1 million for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007, due to a decrease in yield earned of 160 basis points and 123 basis points for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. This decrease in yield was due to the decline in interest rates that began in late 2007 and an increase in nonperforming loans during 2008. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income. The decrease in yield was partially offset by additional interest income from the interest rate hedge that we purchased in 2006 which provided additional interest income of $2.7 million or 23 basis points to net interest margin and $6.8 million or 21 basis points to net interest margin for the three and nine month periods ended September 30, 2008, respectively. The hedge effectively converts a portion of our loan portfolio from variable rate loans to fixed rate loans. In addition, the decline in interest income resulting from decreases in interest rates was partially offset by an increase in average total loans of $386 million or 11.6% and $366 million or 11.3% for the three and nine months ended September 30, 2008, respectively, over the comparable periods in 2007.

Tax equivalent interest income on securities increased $1.7 million and $4.7 million for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007 due to an increase in the average securities portfolio (including trading assets) and yield earned. Average securities increased $112 million or 17.7% and $105 million or 17.2% for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007. Tax equivalent yield earned on securities increased 21 basis points and 19 basis points for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007.

Total interest expense decreased $8.2 million and $16.3 million for the three and nine month periods ended September 30, 2008, respectively, over the comparable periods in 2007. Average interest-bearing liabilities increased $497 million and $457 million for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007. The average rate paid on interest-bearing liabilities decreased 156 basis points and 123 basis points, respectively, for the same time frames.

This decrease in interest expense was primarily due to a decrease in interest expense on deposits of $9.9 million and $19.7 million for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007. The reduction in short-term interest rates that began in late 2007 reduced the average rate paid on all interest-bearing deposits 153 basis points and 113 basis points for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007.

Beginning in the fourth quarter of 2007, we made the strategic decision to allow some of our higher cost time deposits to mature and be replaced by lower cost borrowings. Average other borrowings for the three and nine month periods ended September 30, 2008 increased $477 million and $371 million, respectively, compared to the same periods in 2007. These borrowings provided additional funding at a rate of 2.35% and 2.45% for the three and nine month periods ended September 30, 2008, respectively, a decrease in funding costs of 284 basis points over the same periods in 2007. Overall, interest expense on other borrowings increased $2.1 million and $4.1 million for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007.

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands).

	Three Months Ended September 30,
	(Dollars in thousands)
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$110,721	$1,756	6.31%	$73,295	$1,539	8.33%
Loans held for investment (1):
Taxable	3,598,381	57,815	6.39%	3,251,368	65,449	7.99%
Non-taxable (2)	4,472	95	8.46%	3,145	63	7.93%
Securities:
Taxable	642,152	7,714	4.78%	531,609	6,111	4.56%
Non-taxable (2)	97,607	1,284	5.23%	92,297	1,159	4.98%
Trading assets	4,348	21	1.92%	8,470	81	3.77%
Federal funds sold	6,774	32	1.88%	4,915	58	4.69%
Deposits in financial institutions	326	2	1.88%	690	9	5.38%

Total interest-earning assets	4,464,781	68,719	6.12%	3,965,789	74,469	7.45%
Noninterest-earning assets:
Cash and due from banks	98,532			115,923
Premises and equipment, net	40,926			26,810
Other assets	369,692			323,438
Allowance for loan losses	(40,148)			(33,702)

Total noninterest-earning assets	469,002			432,469

Total Assets	$4,933,783			$4,398,258

Interest-Bearing Liabilities:
Deposits:
Demand and savings	$1,410,719	$4,136	1.17%	$1,320,136	$8,038	2.47%
Certificates and other time	1,145,196	8,763	3.04%	1,243,924	14,809	4.72%
Other borrowed funds	581,212	3,432	2.35%	104,579	1,369	5.19%
Subordinated debt	74,098	1,198	6.43%	46,078	1,175	10.12%
Junior subordinated debt	82,734	1,317	6.33%	82,734	1,673	8.02%

Total interest-bearing liabilities	3,293,959	18,846	2.28%	2,797,451	27,064	3.84%
Noninterest-bearing sources:
Demand deposits	1,093,053			1,093,485
Other liabilities	43,608			50,962

Total noninterest-bearing liabilities	1,136,661			1,144,447
Shareholders’ equity	503,163			456,360

Total Liabilities and Shareholders’ Equity	$4,933,783			$4,398,258

Tax Equivalent Net Interest Income and Margin (2) (3)		49,873	4.44%		47,405	4.74%

Tax equivalent adjustment:
Loans		30			18
Securities		375			292

Total tax equivalent adjustment		405			310

Net Interest Income		$49,468			$47,095

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(2)	Taxable-equivalent adjustments are the result of increasing income from nontaxable loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$94,677	$4,681	6.60%	$60,660	$3,646	8.04%
Loans held for investment (1):
Taxable	3,514,320	177,950	6.76%	3,182,270	190,081	7.99%
Non-taxable (2)	3,260	202	8.27%	3,456	204	7.89%
Securities:
Taxable	610,877	21,671	4.74%	512,936	17,327	4.52%
Non-taxable (2)	97,278	3,820	5.25%	92,113	3,493	5.07%
Trading assets	4,379	64	1.94%	2,950	86	3.88%
Federal funds sold	5,789	98	2.27%	13,903	480	4.62%
Deposits in financial institutions	590	10	2.19%	919	33	4.80%

Total interest-earning assets	4,331,170	208,496	6.43%	3,869,207	215,350	7.44%
Noninterest-earning assets:
Cash and due from banks	98,219			114,736
Premises and equipment, net	39,441			25,372
Other assets	359,630			306,656
Allowance for loan losses	(36,386)			(33,051)

Total noninterest-earning assets	460,904			413,713

Total Assets	$4,792,074			$4,282,920

Interest-Bearing Liabilities:
Deposits:
Demand and savings	$1,419,654	$13,640	1.28%	$1,289,139	$21,682	2.25%
Certificates and other time	1,109,199	29,402	3.54%	1,172,951	41,081	4.68%
Other borrowed funds	500,268	9,193	2.45%	129,417	5,121	5.29%
Subordinated debt	57,687	3,094	7.16%	46,145	3,487	10.10%
Junior subordinated debt	82,734	4,301	6.94%	74,803	4,562	8.15%

Total interest-bearing liabilities	3,169,542	59,630	2.51%	2,712,455	75,933	3.74%
Noninterest-bearing sources:
Demand deposits	1,076,695			1,078,037
Other liabilities	45,748			50,951

Total noninterest-bearing liabilities	1,122,443			1,128,988
Shareholders’ equity	500,089			441,477

Total Liabilities and Shareholders’ Equity	$4,792,074			$4,282,920

Tax Equivalent Net Interest Income and Margin (2) (3)		148,866	4.59%		139,417	4.82%

Tax equivalent adjustment:
Loans		63			59
Securities		1,095			896

Total tax equivalent adjustment		1,158			955

Net Interest Income		$147,708			$138,462

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(2)	Taxable-equivalent adjustments are the result of increasing income from nontaxable loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

Noninterest Income - Noninterest income consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Customer service fees	$3,882	$3,629	$11,906	$10,532
Net loss on securities	(187)	—	(187)	—
Wealth management fees	2,255	2,186	6,956	3,470
Net gain (loss) on loans	(229)	1,208	127	1,785
Bank owned life insurance	964	796	2,726	2,413
Debit card income	614	596	1,882	1,710
FHLB stock dividends	129	92	360	509
Other	2,373	2,126	7,616	5,666

Total	$9,801	$10,633	$31,386	$26,085

Total noninterest income for the three month period ended September 30, 2008 decreased $832 thousand compared to the same period in 2007. This decrease was primarily due to a decline in loan sale activity during 2008. Total noninterest income increased $5.3 million for the nine month period ended September 30, 2008 as compared to the same period in 2007. Details of the changes in the various components of noninterest income are discussed below.

Customer service fees for the three and nine months ended September 30, 2008 increased $253 thousand and $1.4 million, respectively, compared to the same periods in 2007. These increases are partly attributable to the lower earnings credit rate on our commercial deposit accounts on analysis, which is a direct result of lower short-term interest rates.

Net losses on securities during the third quarter of 2008 were due, in part, to realized losses of $722 thousand recorded on certain interest-only securities. These securities are tied to an underlying government guaranteed loan and are subject to prepayment and interest rate fluctuations. These securities had been in an unrealized loss position since the fourth quarter of 2006. Given the current prepayment factors for the underlying loan and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired. This loss was partially offset by a $535 thousand gain on investments which were sold as part of our routine portfolio management.

Net gain on loans decreased $1.4 million and $1.7 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. These decreases were primarily due to a decline in loan sale activity. During the nine months ended September 30, 2008 and 2007, the Company sold approximately $9 million and $21 million, respectively, of performing commercial real estate loans that were originally acquired as held for investment. These sales resulted in net gains of $175 thousand and $350 thousand during the nine month periods ended September 30, 2008 and 2007, respectively. These loans were sold as part of the Company’s ongoing management of the size, concentrations and risk profile of the loan portfolio. Loans held for sale previously included certain commercial real estate loans and SBA guaranteed loans originated by the Bank. Due to current market conditions, in September of 2008, $112 million of these loans were no longer classified as held for sale and are now considered as held for investment. The Company recorded a lower of cost or market adjustment of $266 thousand for the three and nine month periods ended September 30, 2008. There were no lower of cost or market adjustments recorded for the same periods in 2007.

Wealth management fees increased $69 thousand and $3.5 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. These increases were due primarily to the addition of MBM Advisors in June of 2007.

Other noninterest income increased $247 thousand and $2.0 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. These increases were due primarily to an increase in other lending fees of $647 thousand and $1.6 million for the three and nine months ended September 30, 2008, respectively. In addition, we received $323 thousand from the mandatory redemption of some of our shares of Visa, Inc. related to Visa Inc.’s Initial Public Offering during the first quarter of 2008.

Noninterest Expense - Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Salaries and employee benefits	$21,692	$20,634	$63,316	$60,090
Occupancy	5,367	4,706	15,992	13,674
Technology	2,600	2,260	7,235	6,404
Professional fees	1,257	1,068	3,481	3,091
Postage, delivery and supplies	871	903	2,907	2,657
Marketing	627	432	1,764	1,368
Core deposit and other intangibles amortization	586	610	1,757	1,547
Acquisition costs	—	—	562	920
Net gains and carrying costs of other real estate and foreclosed property	193	33	188	(40)
Other	5,804	4,398	16,891	13,509

Total	$38,997	$35,044	$114,093	$103,220

Total noninterest expense for the three month period ended September 30, 2008 increased $4.0 million compared to the same period in 2007. The Company completed one acquisition in February 2008, which resulted in additional noninterest expense of $1.5 million for the third quarter of 2008 compared to the same quarter in 2007. Total noninterest expense for the nine month period ended September 30, 2008 increased $10.8 million compared to the same time period in 2007. This increase was primarily due to three acquisitions completed since March 2007, resulting in additional noninterest expense of $6.6 million. Details of the changes in the various components of noninterest expense are discussed below.

Salaries and employee benefits for the three and nine month periods ended September 30, 2008 increased $1.1 million and $3.2 million, respectively, compared to the same periods in 2007. Acquisitions completed during these time periods have resulted in additional salaries and employee benefits expenses of $762 thousand and $3.7 million for the three and nine month periods ended September 30, 2008, respectively.

Occupancy expense for the three and nine month periods ended September 30, 2008 increased $661 thousand and $2.3 million, respectively, compared to the same periods in 2007. Since the first quarter of 2007, we have added fourteen banking centers in conjunction with the Partners Bank and First Horizon branch acquisitions.

Technology expense increased $340 thousand for the three month period ended September 30, 2008 compared to the same period in 2007, primarily due to one-time software licensing fees of $150 thousand incurred in the third quarter of 2008. Technology expense increased $831 thousand for the nine month period ended September 30, 2008 compared to the same period in 2007. This increase was due, in part, to three acquisitions completed since March of 2007 which contributed approximately $235 thousand for the nine months ended September 30, 2008. In addition, depreciation increased associated with additional hardware, software and customer products including an upgrade in the Bank’s deposit system in 2006 and 2007.

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

Other noninterest expense increased $1.4 million and $3.4 million for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007. These increases were due, in part, to an increase in FDIC assessment rates which were enacted in 2007 resulting in additional expense of $456 thousand and $1.5 million for the three and nine month periods ended September 30, 2008, respectively. In addition, we incurred approximately $640 thousand in Hurricane Ike related expenses during the third quarter of 2008.

Income Taxes – We provided $3.1 million and $13.6 million for federal and state income taxes during the three and nine month periods ended September 30, 2008, respectively, and $7.3 million and $19.5 million and for the same periods in 2007. The effective tax rate was approximately 30% and 32% for the three and nine month periods ended September 30, 2008, respectively, as compared to 33% for the same periods in 2007.

FINANCIAL CONDITION

Loans Held for Investment - The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial and industrial	$1,076,274	28.7%	$912,604	27.3%
Real estate:
Commercial	1,562,835	41.7%	1,387,014	41.5%
Construction	732,174	19.6%	714,600	21.4%
Residential mortgage	283,991	7.6%	226,033	6.8%
Consumer/other	68,719	1.8%	75,626	2.3%
Foreign loans	20,779	0.6%	23,960	0.7%

Total loans held for investment	$3,744,772	100.0%	$3,339,837	100.0%

At September 30, 2008, loans held for investment were $3.7 billion, an increase of $405 million or 12.1% over loans held for investment at December 31, 2007. Loans acquired as a result of the First Horizon branch acquisition on February 8, 2008 totaled $54.6 million. In addition, due to current market conditions, $112 million of loans classified as held for sale were transferred into the held for investment classification. The remaining increase in loans was due to internal loan growth.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual sales ranging up to $100 million. Typically, our customers have financing requirements between $50 thousand and $5 million. At September 30, 2008, commercial real estate loans and commercial and industrial loans were 41.7% and 28.7%, respectively, of loans held for investment.

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

Our largest concentration in any single industry is in our energy portfolio. At September 30, 2008, our energy portfolio totaled $439 million which represents approximately 11.7% of total loans held for investment. Our energy portfolio consists primarily of upstream companies. The energy lending group participates in shared national credits which are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits. As of September 30, 2008, excluding the energy portfolio, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

At September 30, 2008, loans held for investment were 105% of deposits and 75.7% of total assets. Loans held for investment were 90.9% of deposits and 73.6% of total assets at December 31, 2007.

Loans Held for Sale – Loans held for sale totaled $322 thousand at September 30, 2008, as compared with $78.4 million at December 31, 2007. Loans held for sale at December 31, 2007 included certain commercial real estate loans and SBA guaranteed loans originated by the Bank. Due to current market conditions, these loans are no longer classified as held for sale and are now considered as held for investment.

Securities – Our securities portfolio at September 30, 2008 totaled $718 million as compared to $657 million at December 31, 2007, an increase of $61.2 million or 9.3%.

Net unrealized losses on the available-for-sale securities were $2.3 million at September 30, 2008 as compared to $2.7 million at December 31, 2007. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, we do not consider those investments to be other-than-temporarily impaired at September 30, 2008. We recorded a realized loss of $722 thousand on certain interest-only securities during the third quarter of 2008. These securities are tied to an underlying government guaranteed loan and are subject to prepayment and interest rate fluctuations. These securities had been in an unrealized loss position since the fourth quarter of 2006. Given the current prepayment factors for the underlying loan and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired at September 30, 2008.

Deposits - The following table summarizes our deposit portfolio by type (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Noninterest-bearing demand	$1,085,882	30.4%	$1,092,210	29.7%
Interest-bearing demand	1,397,614	39.1%	1,403,227	38.3%
Certificates and other time deposits
Jumbo	636,447	17.8%	756,980	20.6%
Regular	304,050	8.5%	332,206	9.0%
Brokered	150,127	4.2%	89,088	2.4%

Total deposits	$3,574,120	100.0%	$3,673,711	100.0%

Total deposits as of September 30, 2008 decreased $99.6 million to $3.6 billion, down 2.7% compared to $3.7 billion at December 31, 2007. At September 30, 2008, certificate and other time deposits decreased $87.7 million since December 31, 2007, due to management’s decision to allow certain higher priced certificates of deposit to mature and be replaced by lower cost borrowings. This decrease was partially offset by deposits acquired in the First Horizon branch acquisition on February 8, 2008 of $85.3 million. The percentage of interest-bearing and noninterest-bearing demand deposits to total deposits as of September 30, 2008 was 39.1% and 30.4%, respectively, and our loan to deposit ratio increased to 105%.

Other Borrowed Funds – As of September 30, 2008, we had $668 million in other borrowings compared to $197 million at December 31, 2007, an increase of $471 million. Our primary source of other borrowings is the Federal Home Loan Bank (“FHLB”). At September 30, 2008, borrowings under FHLB advances totaled $533 million with an average interest rate of 2.45%. At September 30, 2008, we had $40.0 million of FHLB advances that mature in nine years and $500 thousand of FHLB advances that mature in two years. The remaining $492 million advances had maturities of fewer than eight days. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

We have federal funds purchased at correspondent banks that typically mature within one to ninety days. As of September 30, 2008, federal funds outstanding with correspondent banks were $72.4 million and payable upon demand.

Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. At September 30, 2008 and December 31, 2007, we had securities sold under agreements to repurchase with banking customers of $13.1 million and $422 thousand, respectively. Structured repurchase agreements totaled $50.0 million at September 30, 2008 and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. The rate on these repurchase agreements was 1.81% and 1.82%, respectively, at September 30, 2008. There were no structured repurchase agreements outstanding on December 31, 2007.

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

Nonperforming assets consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Nonperforming loans:
Nonaccrual	$70,538	$19,445
Restructured	—	769
Real estate acquired by foreclosure	4,562	3,683
Other repossessed assets	234	152

Total nonperforming assets	$75,334	$24,049

Accruing loans past due 90 days or more	$3,142	$1,304

Nonperforming loans to period-end loans	1.88%	0.59%
Nonperforming assets to period-end assets	1.52%	0.53%

Nonperforming assets were $75.3 million at September 30, 2008, a $51.3 million increase from December 31, 2007 primarily due to nonperforming loans related to SemGroup, an energy customer that is currently in Chapter 11 bankruptcy. Total exposure to SemGroup at the end of the third quarter of 2008 totaled $29.2 million, representing approximately 40% of our total nonperforming loans. The SemGroup bankruptcy has proceeded as anticipated and is expected to be resolved during the second quarter of 2009. In addition, a limited number of loans secured by owner-occupied commercial real estate moved to a nonperforming status during 2008. These loans are expected to have minimal losses due to the low loan to value of each of these real estate secured credits.

Accruing loans past due 90 days or more at September 30, 2008 totaled $3.1 million, up $1.8 million compared to $1.3 million at December 31, 2007.

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

The provision for credit losses for the three and nine months ended September 30, 2008 was $10.1 million and $22.4 million, respectively, as compared to $850 thousand and $2.2 million for the same periods in 2007. This increase in provision was due, in part, to the Semgroup borrowing relationship totaling $29.2 million which resulted in additional provision of approximately $4.3 million for the nine months ended September 30, 2008. Additionally, we recorded approximately $2.7 million in provision for credit losses related to Hurricane Ike. Approximately $220 million of outstanding loans have been identified that have collateral located in the identified Hurricane Evacuation Zones near the coast which were the most severely affected areas. This provision represents our best estimate at this time of possible losses that may occur in these areas.

Net charge-offs were $5.8 million or 0.62% (annualized) and $10.9 million or 0.40% (annualized) of average loans for the three and nine months ended September 30, 2008, respectively, compared to $75 thousand and $1.5 million or 0.06% (annualized) of average loans for the same periods in 2007. Net charge-offs increased $5.7 million and $9.4 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in net charge-offs during 2008 was primarily related to certain auto dealer loans that were identified in the second quarter of 2008 and several older nonperforming loans which we sold as part of a clean-up effort.

The allowance for loan losses at September 30, 2008 was $45.2 million and represented 1.21% of total loans. The allowance for loan losses at September 30, 2008 was 64.11% of nonperforming loans, down from 170.41% at December 31, 2007. The reserve for unfunded lending commitments was $1.7 million as of September 30, 2008 compared to $927 thousand as of December 31, 2007.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Allowance for loan losses at beginning of period	$41,651	$33,450	$34,446	$32,027
Charge-offs:
Commercial, financial, and industrial	3,713	540	7,644	2,391
Real estate, mortgage and construction	1,879	52	3,612	338
Consumer	657	478	1,311	1,082

Total charge-offs	6,249	1,070	12,567	3,811

Recoveries
Commercial, financial, and industrial	277	612	1,106	1,559
Real estate, mortgage and construction	28	3	112	39
Consumer	142	380	435	695

Total recoveries	447	995	1,653	2,293

Net charge-offs	5,802	75	10,914	1,518
Allowance for credit losses associated with acquired institutions	—	—	—	1,496
Provision for loan losses	9,373	850	21,690	2,220

Allowance for loan losses at end of period	45,222	34,225	45,222	34,225

Reserve for unfunded loan commitments at beginning of period	927	927	927	927
Provision for losses on unfunded loan commitments	727	—	727	—

Reserve for unfunded loan commitments at end of period	1,654	927	1,654	927

Total allowance for credit losses	$46,876	$35,152	$46,876	$35,152

Period-end allowance for credit losses to period-end loans	1.25%	1.04%	1.25%	1.04%
Period-end allowance for loan losses to period-end loans	1.21%	1.01%	1.21%	1.01%
Period-end allowance for loan losses to nonperforming loans	64.11%	292.74%	64.11%	292.74%
Nonperforming loans to period-end loans	1.88%	0.35%	1.88%	0.35%
Nonperforming assets to period-end assets	1.52%	0.33%	1.52%	0.33%
Net charge-offs to average loans (annualized)	0.62%	—	0.40%	0.06%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of September 30, 2008 and December 31, 2007:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
September 30, 2008
+200	-1.20%
+100	-0.40%
Base	0.00%
-100	-0.28%

December 31, 2007
+200	-0.26%
+100	-0.08%
Base	0.00%
-100	-0.56%

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

CAPITAL AND LIQUIDITY

Capital - At September 30, 2008, shareholders’ equity totaled $502 million or 10.1% of total assets, as compared to $480 million or 10.6% of total assets at December 31, 2007. Our risk-based capital ratios together with the minimum capital amounts and ratios at September 30, 2008 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$497,689	11.8%	$336,748	8.0%
Tier 1 capital (to risk weighted assets)	386,402	9.2%	168,374	4.0%
Tier 1 capital (to average assets)	386,402	8.1%	190,242	4.0%

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

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At September 30, 2008, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $72.3 million. It is not anticipated that such restrictions will have an impact on our ability to meet our ongoing cash obligations.

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

On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Program”) originally adopted by the Board on April 26, 2005. The aggregate number of shares originally approved by the Board for repurchase under the Program remains unchanged at 3,750,000 shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. No shares were repurchased by the Company during the three months ended September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

11	Statement Regarding Computation of Earnings Per Share (included as Note 13) to Consolidated Financial Statements on page 17 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.

**	As furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: November 7, 2008	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Zach L. Wasson
Zach L. Wasson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

11	Statement Regarding Computation of Earnings Per Share (included as Note 13) to Consolidated Financial Statements on page 17 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.

**	As furnished herewith.