Form 10-K
period 2008-12-31
STERLING BANCSHARES INC
filed 2009-03-13
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
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

          Yes  ☐    No  ☒

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

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐          Smaller reporting company  ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

        As of June 30, 2008, the last business day of the registrant’s most recently completed second quarter fiscal quarter, aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $647,644,065 based on the closing sale price of $9.09 on such date as reported on the National Association of Securities Dealers Automated Quotation System Global Select Market. For purposes of this calculation, affiliates are defined as all directors and executive officers.

        As of February 25, 2009, there were 73,268,605 shares of the registrant’s common stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2009.	Part III, Items 10, 11, 12, 13 and 14

STERLING BANCSHARES, INC.

2008 ANNUAL REPORT ON FORM 10-K

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

Overview

For more than 34 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to medium-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 59 banking centers in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas.

Sterling Bancshares was incorporated under the laws of the State of Texas in 1980 and became the parent bank holding company of Sterling Bank in 1981. Sterling Bank was chartered in 1974 under the laws of the State of Texas. Our principal executive offices are located at 2550 North Loop West, Suite 600, Houston, Texas, 77092 and our telephone number is (713) 466-8300.

At December 31, 2008, we had consolidated total assets of $5.1 billion, total loans of $3.8 billion, total deposits of $3.8 billion, and shareholders’ equity of $643 million. On February 8, 2008, the Company completed its acquisition of ten branches located in the Dallas and Fort Worth, Texas areas from First Horizon National Corp. (“First Horizon”). The results of operations for this acquisition have been included in our financial results since February 8, 2008.

Business Banking Strategy. We provide a broad range of financial products and services to all our constituencies within the small to medium-sized business segments and consumers through our full service banking centers. Each banking center is managed by experienced banking professionals. These professionals exercise substantial authority over credit and pricing decisions, subject to a concurrence process and loan committee approval for larger credits. This approach, coupled with continuity of service by the same staff members, enables us to create lasting relationships by meeting all of the banking needs of our “owner-operated” business customers including the business owners, their employees and their families. This emphasis on relationship banking, together with a conservative approach to lending, are important factors in our success and growth.

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

We offer an extensive scope of services which include our Treasury Management, specialized lending (including energy lending) and Private Client Services groups. We offer services to other financial institutions through our correspondent banking group. The Bank’s Capital Markets group is involved in purchases of government guaranteed loans and wholesale real estate lending activities. These additional services enable the Bank to be a more comprehensive financial resource dedicated to helping owner-operated businesses meet their financial services needs.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual revenues of $100 million or less. Typically, our customers have financing requirements between $50 thousand and $5 million. At December 31, 2008, over 85% of our loans are commercial in nature and 93% of our approximately 16,200 funded loans are less than $5 million in size. The Bank’s lending focus allows for greater diversity and granularity in the loan portfolio, less competition from larger banks, and better pricing opportunities.

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

Company Growth Strategy

Our growth strategy has been concentrated on increasing our banking presence in major metropolitan areas in Texas. We have grown through a combination of internal growth, acquisitions and the opening of new banking centers. Sterling was founded as a Houston bank, with a loan portfolio that was primarily secured by Houston real estate, but over the years we have been able to diversify our loan portfolio geographically and expand our product offering. Over the years we have expanded into new markets such as Dallas, Fort Worth, San Antonio and the Texas Hill Country. We regularly evaluate opportunities to acquire banks and other financial services companies that complement our existing business, expand our market coverage and enhance our product offerings.

Acquisitions have been important to our growth. As of December 31, 2008, we have completed five acquisitions since 2004. We have accomplished these acquisitions without substantially altering our balance sheet in a way that would impact the long-term value of our franchise. We continue to seek acquisitions as they become available and prove to be aligned with our business banking philosophy.

On February 8, 2008, we completed the acquisition of ten banking centers located in the Dallas and Fort Worth, Texas areas from First Horizon National Corp. (“First Horizon”). In addition to these ten banking centers, we also acquired three pieces of land for possible future banking center expansion. This transaction allowed us to achieve a critical presence in Dallas, Texas and gain entry into the growing Fort Worth, Texas market.

On June 28, 2007, we completed the acquisition of MBM Advisors, an independent investment advisory and pension administration/consulting firm with approximately $700 million in assets under management. MBM Advisors specializes in providing full-services in the design, administration, investment management, and communication of retirement plans with an office in Houston, Texas. The acquisition of MBM Advisors provides for increased opportunities to serve the owners of small and medium-sized businesses and their employees while enhancing noninterest income.

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

Competition

The financial services industry is highly competitive. There are a number of new banking competitors who have entered, or greatly expanded their presence in Texas—particularly in the Houston, San Antonio, Dallas and Fort Worth, Texas markets in which we operate. We experience significant competition in attracting and retaining deposits and making loans, as well as in providing other financial services in each of our markets. Product pricing, customer convenience and service capabilities, and breadth of product lines are significant competitive factors. We also experience significant competition in attracting and retaining qualified banking professionals.

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

Temporary Liquidity Guarantee Program. On November 21, 2008, the FDIC adopted the final rule for the implementation of the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the FDIC will guarantee in full certain noninterest-bearing transaction accounts. The Debt Guarantee Program temporarily guarantees all newly issued senior unsecured debt up to prescribed limits issued by participating entities on or after October 14, 2008, through and including June 30, 2009. The guarantee would not extend beyond June 30, 2012. Senior unsecured debt includes, without limitation, federal funds purchased, promissory notes, commercial paper, unsubordinated unsecured notes, certificates of deposit standing to the credit of a bank, bank deposits in an international banking facility (“IBF”) of an insured depository institution, and Eurodollar deposits standing to the credit of a bank. The Transaction Account Guarantee Program provides full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Company has elected to participate in both guarantee programs.

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

On December 12, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “U.S. Treasury”). Under the Purchase Agreement, the Company is not permitted to increase common stock dividends above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without the initial approval of the U.S. Treasury until the third anniversary of the investment unless all of the Series J Preferred Stock purchased by the U.S. Treasury has been redeemed or transferred.

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

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital ratio for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth). A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. The Company believes that as of December 31, 2008, the Bank was “well capitalized” based on the guidelines and ratios for purposes of the FDIC’s prompt corrective action regulations.

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

Restrictions on Subsidiary Banks. Dividends paid by the Bank provided substantially all of Sterling Bancshares’ cash flow during 2008 and will continue to do so in the foreseeable future. Under federal law, a bank may not pay a dividend that results in an “undercapitalized” situation. At December 31, 2008, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $189 million.

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

Audit Reports. The Company must submit annual audit reports prepared by an independent registered public accounting firm to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. In addition, financial statements prepared in accordance with generally accepted accounting principles in the United States of America, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the independent registered public accounting firm relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, an independent registered public accounting firm may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting solely of outside directors. Committees must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

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

TARP Capital Purchase Program. On December 12, 2008, as part of the TARP Capital Purchase Program, the Company issued the U.S. Treasury preferred shares and a ten-year warrant (the “Warrant”) to purchase up to 2.6 million shares of the Company’s common stock for an aggregate purchase price of $125 million.

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per year for the first five years, and at a rate of 9% per year thereafter, but will be paid only if declared by the Company’s Board of Directors. The Preferred Shares have no maturity date and rank senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Preferred Shares are redeemable at the option of the Company at 100% of their liquidation preference, provided that the Preferred Shares may be redeemed prior to the first dividend payment date falling after December 12, 2011 only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings in excess of 25% of the aggregate purchase price and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. “Qualified Equity Offering” is defined as the sale for cash by the Company after the Closing Date of shares of Preferred Stock or Common Stock that qualify as Tier I capital of the Company under the capital guidelines of the Company’s appropriate federal banking agency. Notwithstanding any provision in the Purchase Agreement, the recently enacted American Recovery and Reinvestment Act of 2009 (the “ARRA”) permits the Company, with the approval of the Secretary of the U.S. Treasury, to redeem the Preferred Shares without regard to whether the Company has raised gross proceeds from a Qualified Equity Offering or any other source and without regard to any waiting period. In the event the Company would redeem the Preferred Shares, the U.S. Treasury must liquidate the Warrant at the current market price. Unless both the holder and the Company agree otherwise, the exercise of the Warrant will be a net exercise.

The U.S. Treasury may only transfer or exercise an aggregate of one-half of the Warrant prior to the earlier of (i) the date on which the Company has received aggregate gross proceeds of not less than $125 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.

The Purchase Agreement, contains limitations on the payment of dividends on the Common Stock and on the Company’s ability to repurchase Common Stock and repurchase or redeem trust preferred securities, and subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). As a condition to the closing of the transaction, each of the Company’s senior executive officers (the “Senior Executive Officers”), (i) executed a waiver (the “Waiver”) voluntarily waiving any claim against the U.S. Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the U.S. Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into a senior executive officer agreement (“Senior Executive Officer Agreement”) with the Company amending the Benefit Plans with respect to such Senior Executive Officer as may be necessary, during the period that the U.S. Treasury owns any debt or equity securities of the Company acquired pursuant to the Purchase Agreement or the Warrant, to comply with Section 111(b) of the EESA.

The Purchase Agreement and all related documents may be amended unilaterally by the U.S. Treasury to the extent required to comply with any changes in applicable federal statutes after the execution thereof.

On October 20, 2008, the U.S. Treasury issued an interim final rule (the “Initial Rule”) which requires that the compensation committee of every TARP Capital Purchase Program participant must promptly after, and in no event more than 90 days after, completion of the TARP Capital Purchase Program investment, and annually thereafter, review with senior risk officers the compensation arrangements of Senior Executive Officers to ensure that such arrangements do not encourage Senior Executive Officers to take unnecessary and excessive risks and to discuss and review the relationship between risk management policies and Senior Executive Officer incentive compensation. The compensation committee must certify that it has completed the reviews of the compensation set forth above and provide such certification in the proxy statement of the company. In addition, a TARP Capital Purchase Program participant must: require that Senior Executive Officer bonus and incentive compensation paid during the period that the U.S. Treasury holds an equity or debt position acquired under the TARP Capital Purchase Program be subject to recovery or “clawback” by the financial institution if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; prohibit any “golden parachute payments” within the meaning of section 111(b) of EESA; and forgo income tax deductions for compensation deductions for payments to Senior Executive Officers that would be prohibited by section 162(m)(5) of the Internal Revenue Code if that section applied to the TARP Capital Purchase Program participant. Code section 162(m)(5) generally limits to $500 thousand the deduction for compensation paid to certain executives.

On January 16, 2009, the U.S. Treasury released an interim final rule (the “Proposed Rule”) to provide additional requirements and guidance for all institutions receiving TARP funds under the TARP Capital Purchase Program. The Proposed Rule amends and supplements the Initial Rule, which remains in effect. The Proposed Rule requires new CEO certifications as to compliance with the executive compensation limitations and provides a few clarifications to the Initial Rule. The Proposed Rule will be effective upon publication in the Federal Register. However, it is not known at this point when the Proposed Rule will be effective. The final form of the Proposed Rule will probably be revised to reflect the legislation described in the following paragraph.

On February 17, 2009, the ARRA, amended the executive compensation provisions found in section 111 of EESA. Under the ARRA, each TARP Capital Purchase Program recipient will be subject to standards established by the Secretary of the U.S. Treasury and the provisions of section 162(m)(5) of the Internal Revenue code, which generally limit deductions for Senior Executive Officer compensations to $500 thousand. The standards established by the Secretary of the U.S. Treasury must include the following restrictions that apply during the period in which any obligation arising from financial assistance provided under the TARP Capital Purchase Program remains outstanding: (i) limits on compensation that exclude incentives for Senior Executive Officers of TARP Capital Purchase Program recipients to take unnecessary and excessive risks that threaten the value of such recipient; (ii) a provision for recovery of any bonus, retention award or incentive compensation paid to a Senior Executive Officer and any of the next 20 most highly-compensated employees of the TARP Capital Purchase Program recipient based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate; (iii) a prohibition on such TARP Capital Purchase Program recipient from paying any “golden parachute payment” to a Senior Executive Officer and any of the next five most highly-compensated employees of the TARP Capital Purchase Program recipient; (iv) a prohibition on such TARP Capital Purchase Program recipient paying or accruing any bonus, retention award or incentive compensation, except for the payment of long-term restricted stock that does not fully vest during the period in which any financial assistance provided to the TARP recipient remains outstanding, has a value that is not greater than 1/3 the total annual compensation of the employee receiving the stock, and is subject to such other terms as determined by the Secretary of the U.S. Treasury; (v) a prohibition on any compensation that would encourage the manipulation of the reported earnings of the TARP Capital Purchase Program recipient to enhance compensation of any employee and (vi) a requirement for the establishment of a board compensation committee that meets the requirements set forth below. The restrictions in (iv) above apply to such numbers of officers and employees of the TARP Capital Purchase Program recipient depending on the amount of financial assistance received. In the case of the Company, the restriction would apply to the Senior Executive Officers. This restriction does not apply to any bonus payment required to be paid pursuant to a written employment contract executed on or before February 11, 2009.

Under the ARRA, the Company must establish a board compensation committee comprised entirely of independent directors. The Company’s Human Resources Programs Committee, which acts as a compensation committee, complies with this requirement. Such committee must meet at least semi-annually to discuss and evaluate employee compensation plans in light of any proposed risk to the TARP Capital Purchase Program recipient from such plans. The Board must develop a company-wide policy regarding excessive or luxury expenditures, including expenditures on entertainment or events, office and facility renovations, aviation and other transportation services or other defined activities or events.

Any proxy statement distributed during the period in which any obligations arising from financial assistance provided to the TARP Capital Purchase Program recipient remains outstanding shall permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the rules of the SEC. The shareholder vote shall not be binding on the Board and may not be construed as overruling a decision by the Board, nor create or imply any additional fiduciary duty on the Board, nor shall such vote be construed to restrict or limit the ability of shareholders to make proposals for inclusion in the proxy materials related to executive compensation.

The Secretary of the U.S. Treasury shall review the bonus, retention awards and other compensation paid to the Senior Executive Officers and the next 20 most highly compensated employees of each entity receiving TARP Capital Purchase Program assistance before the date of the ARRA to determine if such payments were inconsistent with the purposes of the TARP Capital Purchase Program or otherwise contrary to the public interest. If the Secretary of the U.S. Treasury determines that payments are inconsistent with the purposes of the TARP Capital Purchase Program or are contrary to the public interest, the Secretary of the U.S. Treasury shall negotiate with the TARP Capital Purchase Program recipient and the employee for reimbursement to the Federal Government with respect to compensation and bonuses.

Employees

The Company had 1,116 full time equivalent employees as of December 31, 2008. None of our employees are represented by collective bargaining agreements and the Company considers its employee relations to be good.

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

Our success depends primarily on the general economic conditions of the nation, the Houston metropolitan area and, to a lesser extent, that of the San Antonio, Dallas and Fort Worth, Texas metropolitan areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the market areas in which we operate. The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, such as inflation, recession, acts of terrorism, an outbreak of hostilities, unemployment and other factors beyond our control will impact these local economic conditions and will negatively affect the financial results of our banking operations. In addition, Houston remains largely dependent on the energy industry. A downturn in the energy industry and energy-related business could adversely affect our results of operations and financial condition.

We rely on an owner-operated business market.

Our business development and marketing strategy primarily targets the banking and financial needs of owner-operated businesses with credit needs of under $5 million. These owner-operated businesses represent a major sector of the Houston and national economies. If general economic conditions negatively impact this economic sector in the metropolitan areas in which we operate, our results of operations and financial condition will be significantly affected. This lending focuses on providing commercial and owner-occupied real estate loans to businesses. Because our loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

We are unable to predict fluctuations of market interest rates, which are affected by the following factors:

•	general economic conditions including inflation, recession, or a rise in unemployment;

•	policies of various governmental and regulatory agencies;

•	tightening money supply;

•	international disorder; and

•	instability in domestic and foreign financial markets.

Our asset/liability management strategy, which is designed to address the risk from changes in market interest rates and the shape of the yield curve, may not prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

Our investment securities portfolio is subject to credit risk, market risk, and illiquidity.

Our investment securities portfolio has risks beyond our control that can significantly influence the fair value of the securities it contains. These factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and continued instability in the credit markets. The current lack of market activity and the illiquidity of the securities have, in certain circumstances, required us to base our fair market valuation on unobservable inputs. Any change in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus our determination of other than temporary impairment. If these securities are determined to be other than temporarily impaired, we would be required to write down the securities, which could adversely affect our earnings and regulatory capital ratios.

We are subject to liquidity risks.

Market conditions could negatively affect the level or cost of liquidity available to us, which would affect our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Core deposits are Sterling Bank’s primary source of funding. A significant decrease in Sterling Bank’s core deposits, an inability to obtain alternative funding to the core deposits, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business and financial condition.

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

Because of our participation in new programs sponsored by the U.S. Government, we are subject to certain restrictions on our business and these programs are subject to change beyond the control of the Company.

We have chosen to participate in a number of new programs sponsored by the U.S. Government during the current financial and economic crisis, and in the future may elect to or be required to participate in these or other, as not yet enacted, programs. We are therefore subject to the risk that these programs may not be available in the future, or that we will be forced to participate in programs that we do not believe to be in the Company’s best interest or that of our shareholders. These programs, including the TARP Capital Purchase Program and the TLGP, contain important limitations on the conduct of our business, including limitations on dividends, repurchases of common stock, acquisitions, and executive compensation. These limitations may adversely impact the Company’s ability to attract nongovernmental capital and to recruit and retain executive management and other personnel and its ability to compete with other financial institutions. One of these programs, the TARP Capital Purchase Program, contains provisions that allow the U.S. Government to unilaterally modify any term or provision of contracts executed under the program.

Because of our participation in the TARP Capital Purchase Program, we are subject to executive compensation restrictions that could materially affect our ability to retain and/or recruit.

The ARRA includes an amendment and restatement of Section 111 of the EESA that significantly expands and strengthens executive compensation restrictions applicable to entities, including the Company, that participate in the TARP Capital Purchase Program. The ARRA also includes a number of other requirements, including but not limited to implementing a say-on-pay policy that allows for an annual non-binding shareholder vote on executive compensation and a policy related to the approval of excessive or luxury expenditures, as identified by the U.S.

Treasury, including corporate aircraft, office and facility renovations, entertainment and holiday parties and other activities or events that are not reasonable expenditures for staff development, performance incentives or similar measures in the normal course of business. The ARRA’s executive compensation restrictions generally will continue for so long as any obligation arising from the TARP Capital Purchase Program remains outstanding, other than government-held warrants. The provisions of the ARRA, and importantly the U.S. Treasury regulations that will implement the ARRA could have a material effect on our ability to recruit and retain individuals with the experience and skill necessary to manage successfully our business out of its current difficulties and during the long-term.

The impact of recently enacted legislation and government programs to stabilize the financial markets cannot be predicted at this time, and such legislation is subject to change.

Under the EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury announced the TARP Capital Purchase Program to increase the flow of credit to businesses and consumers and to support the economy.

We expect that future rulemaking under the EESA and the ARRA will be forthcoming from the U.S. Treasury which could impact our operations. Congress has held hearings on implementation of the TARP Capital Purchase Program and the use of funds and may adopt further legislation impacting the Company and other financial institutions that have obtained funding under the TARP Capital Purchase Program or changing lending practices that legislators believe led to the current economic situation. Furthermore, the U.S. Treasury is required to issue rules interpreting and implementing the executive compensation provisions of the ARRA. Although it is unclear what, if any, additional legislation will be enacted into law or rules will be issued, certain laws or rules may be enacted or imposed administratively by the U.S. Treasury that could restrict the Company’s operations or increase governmental oversight of its businesses and its corporate governance practices. The Special Inspector General for TARP has requested information from the TARP Capital Purchase Program participants, including a description of past and anticipated uses of the TARP Capital Purchase Program funds and plans for addressing executive compensation requirements under the TARP Capital Purchase Program. It is unclear at this point what the ramifications of such disclosure are or may be in the future.

In addition, there can be no assurance as to the actual impact that the TARP Capital Purchase Program, the EESA, the ARRA and their implementing regulations, or any other governmental program, will have on the financial markets generally, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, results of operations, financial condition, access to funding and the trading price of the Company’s common stock.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our principal executive offices are located at 2550 North Loop West, Suite 600, Houston, Texas, 77092, in space leased by the Company. We operate the following locations:

	Owned	Leased	Total
Banking centers in the Houston metropolitan area	3	26	29
Banking centers in the San Antonio area	4	9	13
Banking centers in the North Texas area	2	15	17
Central department offices	—	5	5

Total	9	55	64

The Company has options to renew leases at most locations.

In 2007, we entered into a lease agreement to consolidate our central and corporate offices at one central location in Houston, Texas. This move will be completed over the next two years and the timing of the move is aligned with the renewals and expirations of our existing leases.

ITEM  3. Legal Proceedings

From time to time, the Company is a party to various legal proceedings incident to its business. Currently, neither Sterling Bancshares nor any of its subsidiaries are involved in any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

	Sales Price Per Share
	High	Low	Dividend

2008
First quarter	$11.46	$8.50	$0.0550
Second quarter	11.19	8.51	0.0550
Third quarter	14.01	6.80	0.0550
Fourth quarter	11.91	5.18	0.0550

	High	Low	Dividend

2007
First quarter	$13.25	$10.92	$0.0525
Second quarter	12.60	10.66	0.0525
Third quarter	12.38	9.56	0.0525
Fourth quarter	12.70	10.39	0.0525

On January 27, 2009, the Board of Directors declared a quarterly cash dividend of $0.055 per share payable on February 20, 2009, to shareholders of record on February 6, 2009. We intend to continue to pay a dividend at a minimum rate of $0.055 per share quarterly throughout 2009. However, there can be no assurance that we will continue to pay cash dividends on our common stock in the future or the amount or frequency of any such dividend. The payment of future dividends is dependent on our future earnings, capital requirements and financial condition.

For information on the ability of the Bank to pay dividends and make loans to Sterling Bancshares, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Interest Rate Sensitivity and Liquidity” and Note 20 to the Consolidated Financial Statements.

As of February 25, 2009, there were 73,268,605 shares of the Company’s common stock outstanding held by 943 shareholders of record. The closing price per share of common stock on December 31, 2008, the last trading day of the Company’s fiscal year, was $6.08. The number of beneficial shareholders is unknown.

Recent Sales of Unregistered Securities

The Company did not issue any shares which were exempt from the registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereunder during 2008.

Issuer Repurchases of Equity Securities

On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Program”) originally adopted by the Board of Directors on April 26, 2005. The aggregate number of shares originally approved by the Board of Directors for repurchase under the Program remains unchanged at 3.8 million shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. During the fourth quarter of 2008, there were no purchases of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6. Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars and shares in thousands, except for per share amounts)
Income Statement Data:
Net interest income	$198,084	$185,624	$171,806	$150,230	$128,972
Provision for credit losses	29,917	3,820	4,058	14,371	12,250
Noninterest income	41,027	36,220	31,217	26,959	31,025
Noninterest expense	153,210	139,354	131,186	110,646	113,300
Income before income taxes	55,984	78,670	67,779	52,172	34,447
Net income	38,619	52,962	45,840	36,222	24,963
Net income available to common shareholders	38,221	52,962	45,840	36,222	24,963

Balance Sheet Data (at period-end):
Total assets	$5,079,979	$4,535,909	$4,117,559	$3,726,859	$3,336,896
Total loans	3,793,814	3,418,284	3,132,567	2,699,362	2,344,977
Allowance for loan losses	49,177	34,446	32,027	31,230	29,406
Total securities	805,396	656,776	573,614	618,998	658,118
Trading assets	—	—	—	28,515	36,720
Total deposits	3,819,137	3,673,711	3,334,611	2,838,143	2,443,967
Other borrowed funds	408,586	197,147	220,675	392,850	420,575
Subordinated debt	78,335	48,694	46,135	46,238	47,162
Junior subordinated debt	82,734	82,734	56,959	82,475	82,475
Shareholders’ equity	643,139	480,259	409,285	334,472	313,172

Common Share Data:
Earnings per common share (1):
Basic shares	$0.52	$0.73	$0.67	$0.53	$0.37
Diluted shares	0.52	0.72	0.66	0.53	0.37
Shares used in computing earnings per common share:
Basic shares	73,177	72,659	68,834	67,932	67,259
Diluted shares	73,488	73,126	69,533	68,642	67,918
End of period common shares outstanding	73,260	73,159	71,001	68,001	67,602
Book value per common share at period-end
Total	$7.17	$6.56	$5.76	$4.92	$4.63
Tangible	$4.61	$4.04	$3.78	$3.62	$3.68
Cash dividends paid per common share	$0.220	$0.210	$0.186	$0.160	$0.133
Common stock dividend payout ratio	41.72%	28.77%	27.99%	30.00%	35.91%

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Performance Ratios and Other Data:
Return on average common equity	7.60%	11.77%	12.66%	11.07%	8.23%
Return on average tangible common equity	12.58%	19.44%	17.86%	14.24%	10.58%
Return on average assets	0.80%	1.22%	1.18%	1.02%	0.78%
Return on average tangible assets	0.86%	1.31%	1.23%	1.05%	0.81%
Tax equivalent net interest margin (2)	4.55%	4.77%	4.90%	4.66%	4.47%
Efficiency ratio (3)	63.04%	61.84%	63.79%	61.61%	69.72%
Full-time equivalent employees	1,116	1,042	1,074	1,014	961
Number of banking centers	59	49	45	40	36

Liquidity and Capital Ratios:
Average loans to average deposits	101.31%	91.93%	95.85%	97.67%	89.32%
Period-end shareholders’ equity to total assets	12.66%	10.59%	9.94%	8.97%	9.39%
Average shareholders’ equity to average assets	10.50%	10.38%	9.33%	9.19%	9.52%
Period-end tangible capital to total tangible assets	9.32%	6.79%	6.74%	6.76%	7.61%
Period-end tangible common capital to total tangible assets	6.91%	6.79%	6.74%	6.76%	7.61%
Tier 1 capital to risk weighted assets	12.14%	9.05%	8.64%	9.99%	11.78%
Total capital to risk weighted assets	14.94%	11.10%	10.72%	12.36%	14.55%
Tier 1 leverage ratio (Tier 1 capital to average assets)	10.57%	8.59%	8.14%	9.11%	10.15%

Asset Quality Ratios:
Period-end allowance for credit losses to period-end loans	1.34%	1.03%	1.05%	1.20%	1.29%
Period-end allowance for loan losses to period-end loans	1.30%	1.01%	1.02%	1.16%	1.25%
Period-end allowance for loan losses to nonperforming loans	56.21%	170.41%	281.27%	142.99%	142.71%
Nonperforming loans to period-end loans	2.31%	0.59%	0.36%	0.81%	0.88%
Nonperforming assets to period-end assets	1.84%	0.53%	0.32%	0.60%	0.67%
Net charge-offs to average loans	0.40%	0.09%	0.20%	0.51%	0.58%

(1)	The calculation of diluted earnings per share excludes 837,381, 550,505, 139,025, 167,663 and 328,343 shares for year 2008, 2007, 2006, 2005 and 2004 respectively, which were antidilutive.
(2)	Taxable-equivalent basis assuming a 35% tax rate.
(3)	The efficiency ratio is calculated by dividing noninterest expense less acquisition costs, hurricane related costs, an employee severance payment, and Trust Preferred Securities debt issuance costs by tax equivalent basis net interest income plus noninterest income less net gain (loss) on investment securities.

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

RECENT MARKET DEVELOPMENTS

Recent Market Developments

The United States government, particularly the U.S. Treasury, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC, working in cooperation with foreign governments and other central banks have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions. In particular, the EESA gives the U.S. Treasury the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions through TARP and the direct purchase by the U.S. Treasury of equity of financial institutions through the TARP Capital Purchase Program.

TARP Capital Purchase Program

Under the TARP Capital Purchase Program, the U.S. Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock and warrants to acquire common stock. Pursuant to the Capital Purchase Program, on December 12, 2008, we entered into a Securities Purchase Agreement, with the U.S. Treasury in which we issued for aggregate consideration of $125 million, the preferred stock and related warrants. Please see the discussion above under “Supervision and Regulation—TARP Capital Purchase Program” for a more thorough explanation of the TARP Capital Purchase Program.

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

Highlights for 2008 include very strong period-end deposit growth and good loan growth. We are in a strong capital position. As of the end of the year, our total capital to risk-weighted assets ratio was 15% and our tangible common capital to tangible assets ratio was nearly 7%.

In 2009, we will continue to expand the Sterling franchise and increase shareholder value through our strategy of focusing on all the constituencies within the small to medium-sized business segment, more specifically companies with annual revenues of $100 million or less. This includes business owners, their employees, their family members, and people who live and work around our locations. We pride ourselves on building long-term relationships with our customers, knowing their business, and helping them achieve their goals.

On February 8, 2008, we completed the acquisition of ten branches located in the Dallas and Fort Worth, Texas areas from First Horizon National Corp. (“First Horizon”). In addition to these ten bank branches, we also acquired land for possible future Sterling banking centers in Lewisville, Arlington and Fort Worth, Texas. This transaction allows us to achieve a critical presence in Dallas, Texas and an entry into the growing Fort Worth, Texas market.

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

Fair value of Financial Instruments. Effective January 1, 2008, we determined the fair market values of our financial instruments based on the fair value hierarchy established in Statement of Financial Accounting Standards (SFAS) No. 157 (“SFAS 157”) Fair Value Measurements which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company delayed the application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009.

SFAS 157 describes three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted market prices, where available. If such quoted market prices are not available Level 2 inputs are used. These inputs are based upon internally developed models that primarily use observable market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Allowance for Credit Losses. The allowance for credit losses is a valuation allowance for probable losses incurred on loans and binding commitments. Losses are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses inherent in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control. Please refer to the subsequent discussion of “Allowance for Credit Losses” below as well as in Note 1 to the Consolidated Financial Statements for additional insight into management’s approach and methodology in estimating the allowance for credit losses.

Goodwill and Other Intangibles. Goodwill and intangible assets that have indefinite useful lives are subject to an annual evaluation of whether any impairment has occurred. If any such impairment is determined to have occurred, a write-down would be recorded. Intangible assets consist primarily of core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over the years expected to be benefited, which we believe is approximately 10 years. Based on our annual goodwill impairment test, management does not believe any of our goodwill is impaired as of December 31, 2008. While we believe no impairment existed at December 31, 2008 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and financial condition or future results of operations.

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

Stock-based Compensation. The Company’s stock-based compensation policy applies to all forms of stock-based compensation including stock options, restricted stock units, shares acquired under the Employee Stock Purchase Plan and performance based phantom units. All stock-based compensation is accounted for under the fair-value method as required by generally accepted accounting principles in the United States. The expense associated with stock based compensation is recognized over the vesting period of each individual arrangement. The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The fair value of restricted stock and phantom stock units is based on the fair value at the date of grant using the current market price on the grant date. The fair value of each performance based share unit is estimated based on expected performance goals being attained. Compensation expense associated with the Employee Stock Purchase Plan is determined using a Black-Scholes-Merton option pricing formula. Please refer to Note 1 to the Consolidated Financial Statements for further information. Disclosures of stock-based compensation are also included in Note 15 to the Consolidated Financial Statements.

Results of Operations

Performance Summary. Net income for the year ended December 31, 2008 was $38.6 million, or $0.52 per diluted common share, compared with $53.0 million, or $0.72 per diluted common share, earned for 2007 and $45.8 million, or $0.66 per diluted common share, earned for 2006.

Net income for 2008 decreased $14.3 million or 27.1% compared to 2007 due primarily to an increase in the provision for credit losses of $26.1 million. Net income for 2007 increased $7.1 million or 15.5% compared to 2006. This increase was due primarily to an increase in net interest income of $13.8 million, an increase in noninterest income of $5.0 million partially offset by an increase in noninterest expense of $8.2 million.

A banking institution’s return on average assets and return on average common equity are two commonly used industry measures of performance. Return on average assets (“ROA”) measures net income in relation to average total assets and is an indicator of a company’s ability to employ its resources profitably. For 2008, our ROA was 0.80%, as compared to 1.22% and 1.18% for 2007 and 2006, respectively.

Return on average common equity (“ROE”) measures net income after preferred dividends in relation to average common equity and is an indicator of a company’s return to its common shareholders. For 2008, our ROE was 7.60%, as compared to 11.77% and 12.66% for 2007 and 2006, respectively.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. From June 2006 until September of 2007, overnight interest rates remained consistent at 5.25%. Beginning in September 2007, the FOMC decreased overnight interest rates by 500 basis points to 0.25% at December 31, 2008. This significant decline in interest rates has negatively impacted our net interest income and margin during 2008.

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands).

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans held for sale (1)	$71,050	$4,696	6.61%	$62,232	$4,982	8.01%	$30,400	$2,427	7.98%
Loans held for investment (1):
Taxable	3,583,762	236,259	6.59%	3,221,523	254,931	7.91%	2,867,308	224,490	7.83%
Non-taxable (2)	3,637	294	8.09%	3,344	265	7.92%	2,734	237	8.66%
Securities:
Taxable	620,506	29,660	4.78%	523,589	23,849	4.55%	535,589	23,886	4.46%
Non-taxable (2)	97,328	5,116	5.26%	92,928	4,699	5.06%	69,175	3,574	5.17%
Trading assets	3,727	64	1.70%	4,396	173	3.93%	11,881	696	5.85%
Federal funds sold	4,915	101	2.06%	13,061	597	4.58%	5,371	261	4.87%
Deposits in financial institutions	510	10	1.92%	734	35	4.78%	3,970	183	4.61%

Total interest-earning assets	4,385,435	276,200	6.30%	3,921,807	289,531	7.38%	3,526,428	255,754	7.25%

Noninterest-earning assets:
Cash and due from banks	101,711			108,603			105,681
Premises and equipment, net	40,297			25,768			39,276
Other assets	364,306			311,413			240,678
Allowance for loan losses	(38,377)			(33,306)			(32,314)

Total noninterest-earning assets	467,937			412,478			353,321

Total assets	$4,853,372			$4,334,285			$3,879,749

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,416,594	$17,285	1.22%	$1,304,168	$29,217	2.24%	$1,093,652	$17,934	1.64%
Certificates and other time	1,107,735	37,443	3.38%	1,191,393	55,691	4.67%	918,432	37,671	4.10%
Other borrowed funds	542,413	11,607	2.14%	134,349	6,829	5.08%	345,138	17,273	5.00%
Subordinated debt	62,128	4,474	7.20%	46,521	4,649	9.99%	45,522	4,476	9.83%
Junior subordinated debt	82,734	5,731	6.93%	76,802	6,239	8.12%	64,210	5,571	8.68%

Total interest-bearing liabilities	3,211,604	76,540	2.38%	2,753,233	102,625	3.73%	2,466,954	82,925	3.36%

Noninterest-bearing sources:
Demand deposits	1,086,727			1,080,099			1,013,788
Other liabilities	45,396			50,975			36,974

Total noninterest-bearing liabilities	1,132,123			1,131,074			1,050,762
Shareholders’ equity	509,645			449,978			362,033

Total liabilities and shareholders’ equity	$4,853,372			$4,334,285			$3,879,749

Tax equivalent net interest income and margin (2) (3)		199,660	4.55%		186,906	4.77%		172,829	4.90%

Tax equivalent adjustment:
Loans		92			77			71
Securities		1,484			1,205			952

Total tax equivalent adjustment		1,576			1,282			1,023

Net interest income		$198,084			$185,624			$171,806

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent adjustments are the result of increasing income from nontaxable loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

The following table shows the portions of the net change in tax equivalent interest income and expense due to changes in volume or rate. The changes in tax equivalent interest income due to both rate and volume in the analysis have been allocated proportionately to the volume or rate changes (in thousands):

	2008 vs. 2007 Increase (Decrease) Due to Changes in:			2007 vs. 2006 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$656	$(942)	$(286)	$2,548	$7	$2,555
Loans held for investment:
Taxable	26,366	(45,038)	(18,672)	28,007	2,434	30,441
Non-taxable (1)	33	(4)	29	44	(16)	28
Securities:
Taxable	4,601	1,210	5,811	(540)	503	(37)
Non-taxable (1)	496	(79)	417	1,152	(27)	1,125
Trading assets	(25)	(84)	(109)	(344)	(179)	(523)
Federal funds sold	(263)	(233)	(496)	353	(17)	336
Deposits in financial institutions	(9)	(16)	(25)	(154)	6	(148)

Total tax equivalent interest income	31,855	(45,186)	(13,331)	31,066	2,711	33,777

Interest-bearing liabilities:
Deposits:
Demand and savings	2,312	(14,244)	(11,932)	3,888	7,395	11,283
Certificates and other time	(3,740)	(14,508)	(18,248)	12,316	5,704	18,020
Other borrowed funds	10,639	(5,861)	4,778	(10,713)	269	(10,444)
Subordinated debt	1,311	(1,486)	(175)	99	74	173
Junior subordinated debt	451	(959)	(508)	1,041	(373)	668

Total interest expense	10,973	(37,058)	(26,085)	6,631	13,069	19,700

Tax equivalent net interest income (1)	$20,882	$(8,128)	$12,754	$24,435	$(10,358)	$14,077

(1)	Taxable-equivalent basis assuming a 35% tax rate.

Tax equivalent net interest income increased $12.8 million or 6.8% for 2008 compared to 2007. This increase in net interest income was primarily due to a decline in interest expense resulting from a decrease in average cost of funds on deposits and the utilization of lower cost borrowings. The rate paid on interest-bearing liabilities decreased 135 basis points for 2008 compared to 2007. Our tax equivalent net interest margin was 4.55% for 2008 compared to 4.77% for 2007. This decline in net interest margin was due, in part, to increased competition for deposits, an increase in nonperforming assets and the significant decline in short-term interest rates that began in late 2007. Due to the increased competition for demand deposits during 2008, we utilized short-term borrowings to fund asset growth. The negative impact of the decline in short-term interest rates was partially mitigated by the work we have done in the past two years to position our balance sheet to be more neutral to movements in short-term interest rates including the interest rate hedge that was established in 2006 and the strategic decision to allow certain higher-cost certificates of deposit to be replaced with lower cost borrowings.

Tax equivalent net interest income increased $14.1 million or 8.1% for 2007 compared to 2006. Our tax equivalent net interest margin was 4.77% for 2007 compared to 4.90% for 2006.

Total tax equivalent interest income decreased $13.3 million or 4.6% for 2008 compared to 2007 due to a decrease in interest income on loans. Interest income on loans decreased $18.9 million for 2008 compared to 2007 due to a decrease in yield earned of 133 basis points for 2008. This decrease in yield was due to the decline in interest rates that began in late 2007 and an increase in nonperforming loans during 2008. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income. The decrease in yield was partially offset by additional interest income from the interest rate hedge that we purchased in 2006 which provided additional interest income of $10.3 million for 2008. The hedge effectively converts a portion of our loan portfolio from variable rate loans to fixed rate loans. In addition, the decline in interest income resulting from decreases in interest rates was partially offset by an increase in average total loans of $371 million or 11.3% for 2008.

Total tax equivalent interest income increased $33.8 million or 13.2% for 2007 compared to 2006. Interest income on loans increased $33.0 million for 2007 compared to 2006 due to an increase in both the growth and yield earned on the loan portfolio. Average total loans for 2007 increased $387 million or 13.3% compared to 2006. The tax equivalent yield earned on average total loans increased eight basis points for 2007.

Tax equivalent interest income on securities increased $6.1 million for 2008 compared to 2007, and $565 thousand for 2007 compared to 2006 due to an increase in the average securities portfolio (including trading assets) and yield earned. Average securities increased $101 million for 2008 compared to 2007, and $4.3 million for 2007 compared to 2006. Tax equivalent yield earned on securities increased 20 basis points for 2008 compared to 2007, and seven basis points for 2007 compared to 2006.

Total interest expense decreased $26.1 million for 2008 compared to 2007 due to a decline in interest rates and the utilization of lower cost borrowings. The decline in interest rates was offset by an increase in average interest-bearing liabilities for 2008 of $458 million or 16.6% compared to 2007. This decrease in interest expense for 2008 was primarily due to a decrease in interest expense on deposits of $30.2 million compared to 2007. The reduction in short-term interest rates that began in late 2007 contributed to a decrease in the average rate paid on all interest-bearing deposits of 123 basis points for 2008 compared to 2007.

Total interest expense increased $19.7 million for 2007 compared to 2006. Average interest-bearing liabilities for 2007 increased $286 million or 11.6% compared to 2006. The average rate paid on interest-bearing liabilities increased 37 basis points during 2007 compared to 2006. The increase in interest expense for 2007 compared to 2006 was primarily due to an increase in average interest-bearing deposits of $483 million. In addition, the average rate paid on all interest-bearing deposits increased 64 basis points for 2007 as compared to 2006. The increase in average deposit balances and interest rates paid resulted in additional interest expense of $29.3 million for 2007 compared to 2006.

Beginning in the fourth quarter of 2007, we made the strategic decision to allow some of our higher cost time deposits to mature and be replaced by lower cost borrowings. Average other borrowings increased $408 million for 2008 compared to 2007. These borrowings provided additional funding at a rate of 2.14% for 2008, a decrease in funding costs of 294 basis points over 2007. Overall, interest expense on other borrowings increased $4.8 million for 2008 compared to 2007.

Average other borrowings decreased $211 million for 2007 compared to 2006. This decrease contributed to a decrease in interest expense on other borrowings of $10.4 million for 2007 as compared to 2006. The benefit of this decrease in other borrowings was partially offset by an increase in rate paid of eight basis points.

Noninterest Income. Noninterest income consisted of the following (in thousands):

	2008	2007	2006
Customer service fees	$15,771	$14,327	$12,850
Net gain (loss) on trading assets	(1)	2	(302)
Net gain (loss) on securities	(244)	3	(358)
Wealth management fees	8,984	5,662	2,899
Net gain on loans	200	1,991	1,326
Bank-owned life insurance	3,664	3,738	2,938
Debit card income	2,479	2,330	1,988
Federal Home Loan Bank stock dividends	480	604	941
Other	9,694	7,563	8,935

	$41,027	$36,220	$31,217

Total noninterest income increased $4.8 million or 13.3% for 2008 compared to 2007 and $5.0 million or 16.0% for 2007 compared to 2006. Details of the changes in the various components of noninterest income are discussed below:

Customer service fees increased $1.4 million for 2008 compared to 2007. This increase is partly attributable to the lower earnings credit rate on our commercial accounts on analysis, which is a direct result of lower short-term interest rates. Customer service fees increased $1.5 million for 2007 compared to 2006 due primarily to the completion of three acquisitions beginning in the third quarter of 2006 through June of 2007.

The Company recorded realized losses of $722 thousand and $562 thousand for 2008 and 2006, respectively, on certain interest-only securities. There were no realized losses recorded in 2007. These securities are tied to underlying government guaranteed loans and are subject to prepayment and interest rate fluctuations. Given the length of time these securities had been in an unrealized loss position, current prepayment factors for the underlying loan and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired. These losses were partially offset by realized gains of $478 thousand, $3 thousand and $204 thousand for 2008, 2007 and 2006, respectively, on investments which were sold as part of our routine portfolio management and subsequent to the acquisition of BOTH in 2006.

Wealth management fees increased $3.3 million for 2008 compared to 2007 and $2.8 million for 2007 compared to 2006. These increases were due primarily to the addition of MBM Advisors in June 2007. MBM Advisors is an investment advisory and pension administration/consulting firm providing full-services in the design, administration, investment management, and communication of retirement plans with offices in Houston, Texas. Our wealth management group provides customized solutions for high net worth customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services, as well as insurance and risk management services.

Net losses on trading assets in 2006 were attributable to the market conditions for these types of assets. Trading assets consisted primarily of the government guaranteed portion of SBA loans. At December 31, 2008 and 2007, we no longer carried these types of investments on our balance sheet. We may potentially reinvest in these assets depending on future market conditions. Trading assets are carried at fair market value in our consolidated balance sheets.

Net gain on loans decreased $1.8 million for 2008 compared to 2007. This decrease was primarily due to a decline in loan sale activity. During 2008, the Company sold approximately $10.3 million of performing commercial real estate loans that were originally acquired as held for investment compared to $45.5 million for

2007. These sales resulted in net gains of $203 thousand for 2008 compared to $1.4 million for 2007. These loans were sold as part of our ongoing management of the size, concentrations and risk profile of the loan portfolio. Loans held for sale at December 31, 2007 included certain commercial real estate loans and SBA guaranteed loans originated by the Bank. Due to current market conditions in 2008, $112 million of these loans were no longer classified as held for sale and are now considered as held for investment. We recorded a lower of cost or market adjustment of $266 thousand during 2008. There were no lower of cost or market adjustments recorded for the same period in 2007. Net gain on loans increased $665 thousand for 2007 compared to 2006. This increase for 2007 as compared to 2006 was due primarily to an increased volume of loan sales.

Other noninterest income increased $2.1 million for 2008 compared to 2007. This increase was due primarily to an increase in other lending fees of $2.0 million. In addition, we received $323 thousand from the mandatory redemption of some of our shares of VISA Inc., related to Visa Inc’s Initial Public Offering during 2008. Other noninterest income decreased $1.4 million for 2007 compared to 2006. This decrease was primarily due to the completion of three sale/leaseback transactions in 2006 resulting in total net pre-tax gains of $1.8 million.

Noninterest Expense. The following table shows the detail of noninterest expense (in thousands):

	2008	2007	2006
Salaries and employee benefits	$85,253	$81,039	$76,046
Occupancy	21,782	18,366	16,075
Technology	9,794	8,843	6,882
Professional fees	4,707	4,159	6,147
Postage, delivery and supplies	3,672	3,611	3,355
Marketing	2,545	1,809	2,412
Core deposits and other intangibles amortization	2,328	2,137	1,012
Acquisition costs	562	920	638
Net gains and carrying costs of other real estate and foreclosed property	40	(92)	(109)
Other	22,527	18,562	18,728

Total	$153,210	$139,354	$131,186

Total noninterest expense for 2008 increased $13.9 million compared to 2007 and $8.2 million for 2007 compared to 2006. These increases were due primarily to four acquisitions completed since the third quarter of 2006, resulting in additional noninterest expense of $8.1 million and $10.6 million for 2008 and 2007, respectively. Details of the changes in various components of noninterest expense are discussed below:

Salaries and employee benefits for 2008 increased $4.2 million compared to 2007. This increase was primarily due to three acquisitions completed since March of 2007. These acquisitions have resulted in additional salaries and benefits expense of approximately $4.5 million for 2008. Additionally, in 2008, we incurred $485 thousand of severance and salary costs related to the restructuring of our SBA unit and exiting the small ticket leasing business. These decisions were based on decreased opportunities in these areas due to market conditions. Salaries and employee benefits for 2007 increased $5.0 million compared to 2006. This increase was primarily due to three acquisitions completed from the third quarter of 2006 through the second quarter of 2007. Combined, these acquisitions resulted in additional salaries and benefits expense of approximately $6.6 million. In addition, we paid $450 thousand related to an employee severance payment during the second quarter of 2007. Excluding acquisitions and the employee severance payments, we were able to reduce overall salaries and benefits through our customer focused process improvement program with particular progress in achieving planned attrition in certain back office departments, continued right-sizing of our front office banking staff, as well as the continued implementation of our disciplined expense management.

Occupancy expense increased $3.4 million for 2008 compared to 2007 and $2.3 million for 2007 compared to 2006. Since the third quarter of 2006, we have added 19 banking centers in conjunction with the BOTH, Partners

Bank and First Horizon branch acquisitions. During 2006, we completed three separate sale/leaseback transactions of 18 banking centers resulting in additional rental expense which was partially offset by a reduction in depreciation.

Technology expense increased $951 thousand for 2008 compared to 2007 and $2.0 million for 2007 compared to 2006. These increases were due, in part, to four acquisitions completed since September 2006 which contributed approximately $238 thousand and $962 thousand for the years ended 2008 and 2007, respectively, of additional expense. Additionally, in 2008 and 2007, depreciation increased due to hardware and customer products added including an upgrade in the Bank’s deposit system.

Professional fees increased $548 thousand for 2008 compared to 2007. Professional fees decreased $2.0 million for 2007 compared to 2006 primarily due to a decrease in consulting fees. During the first quarter of 2007, we reevaluated our need for the use of consultants and other professionals and determined that in certain areas we have the internal resources and skills necessary to handle these specialized tasks.

We recorded $562 thousand, $920 thousand and $638 thousand in acquisition-related expenses for 2008, 2007 and 2006, respectively. Acquisition expenses include retention bonuses and data processing costs related to the conversion of computer systems.

Other noninterest expense was $22.5 million for 2008, up $4.0 million compared to 2007. This increase was due, in part, to three acquisitions completed since March of 2007. In addition, FDIC assessment rates which were enacted in 2007, increased $2.1 million and we incurred approximately $800 thousand in Hurricane Ike related expenses during 2008.

Other noninterest expense decreased $166 thousand for 2007 compared to 2006. Since the third quarter of 2006, we have completed three acquisitions which contributed approximately $1.5 million in noninterest expense. This increase was partially offset by the write-off of $1.3 million of remaining unamortized debt issuance costs related to the prepayment of $29.6 million of junior subordinated debt in 2006.

Income Taxes. We provided $17.4 million, $25.7 million and $21.9 million for federal and state income taxes for 2008, 2007 and 2006, respectively. The effective tax rates for 2008, 2007 and 2006 were approximately 31%, 33% and 32%, respectively. During 2008, 2007 and 2006, we revised our estimate to remove contingent liabilities totaling $619 thousand, $98 thousand and $473 thousand, respectively, related to the expiration of previous tax contingencies. These reductions resulted in lower effective tax rates during these periods.

We expect our effective tax rate to continue to run at the 32% level dependent largely upon the size of our tax-exempt securities portfolio and bank-owned life insurance income.

Financial Condition

Loans Held for Investment. The following table summarizes our loan portfolio by type, excluding loans held for sale as of December 31 (dollars in thousands):

	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and industrial	$1,093,942	28.8%	$912,604	27.3%	$824,494	26.8%	$738,061	27.4%	$682,209	29.2%
Real estate:
Commercial	1,763,712	46.5%	1,387,014	41.5%	1,336,465	43.4%	1,221,610	45.4%	1,043,960	44.6%
Construction	545,303	14.4%	714,600	21.4%	597,985	19.4%	438,454	16.3%	329,982	14.1%
Residential	309,622	8.2%	226,033	6.8%	209,163	6.8%	190,701	7.1%	183,839	7.9%
Consumer/other	63,883	1.7%	75,626	2.3%	79,642	2.6%	72,937	2.7%	72,997	3.1%
Foreign loans	15,828	0.4%	23,960	0.7%	30,096	1.0%	29,245	1.1%	25,109	1.1%

Total	$3,792,290	100.0%	$3,339,837	100.0%	$3,077,845	100.0%	$2,691,008	100.0%	$2,338,096	100.0%

At December 31, 2008, loans held for investment were $3.8 billion, an increase of $452 million or 13.5% over loans held for investment at December 31, 2007. Loans held for investment acquired as a result of the First Horizon branch acquisition on February 8, 2008 totaled $54.6 million. In addition, due to current market conditions, $112 million of loans classified as held for sale were transferred into the held for investment classification. The remaining increase in loans was due to internal loan growth.

During the fourth quarter of 2008, we reclassified certain construction and development loans in order to more precisely reflect our loan classifications based on their most current status. Based on our review, we reclassified approximately $200 million from construction and development loans into the commercial real estate and residential real estate loan categories of approximately $180 million and $20 million, respectively. These loans were classified as construction and development loans before the construction was completed and had not been adjusted to reflect the change in status on the loan.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual revenues of $100 million or less. Typically, our customers have financing requirements between $50 thousand and $5 million. The Bank’s legal lending limit was $127 million at December 31, 2008 and was not exceeded by any single loan relationship. At December 31, 2008, commercial real estate loans and commercial and industrial loans were 46.5% and 28.8%, respectively, of loans held for investment.

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

The following tables summarize the Company’s commercial and construction real estate loan portfolios by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total commercial and construction real estate loans as of December 31, 2008 (dollars in thousands):

Property type:
Office and office warehouse	$457,037	19.8%
Retail	395,547	17.1%
Acquisition and land development	299,267	12.9%
Hospitality	283,804	12.3%
1-4 family	156,041	6.8%
Industrial warehouse	90,589	3.9%
Multifamily	28,720	1.2%
Other	598,010	26.0%

	$2,309,015	100.0%

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other business relationships with us.

The following table presents loan maturities of the total loan portfolio excluding residential mortgage and consumer loans at December 31, 2008 (in thousands). The table also presents the portion of loans that have fixed interest rates or variable interest rates that reprice at various intervals over the life of the loan.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$788,106	$242,505	$63,331	$1,093,942
Real estate—commercial	216,649	785,754	761,309	1,763,712
Real estate—construction	265,645	178,253	101,405	545,303
Foreign loans	9,041	6,787	—	15,828

Total loans	$1,279,441	$1,213,299	$926,045	$3,418,785

Loans with a fixed interest rate	$188,245	$782,254	$273,024	$1,243,523
Loans with a floating interest rate	1,091,196	431,045	653,021	2,175,262

Total loans	$1,279,441	$1,213,299	$926,045	$3,418,785

Our largest concentration in any single industry is in our energy portfolio. At December 31, 2008, our energy portfolio totaled $442 million which represents approximately 12% of total loans held for investment. The petroleum industry is usually divided into three major components: upstream, midstream and downstream. The composition of the collateral of our upstream energy portfolio, at December 31, 2008, consists of 63% gas reserves and 37% oil reserves. The upstream oil sector is a term commonly used to refer to the searching for and the recovery and production of crude oil and natural gas. The upstream oil sector is also known as the exploration and production sector. These reserve-based loans represent approximately 80% of our energy portfolio. Our remaining energy portfolio consists of well-secured loans to companies that would be classified as midstream energy companies. A midstream energy company is a company that processes and transports crude oil and natural gas. The energy lending group participates in shared national credits which are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits. As of December 31, 2008, excluding the energy portfolio, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

At December 31, 2008, loans held for investment were 99.3% of deposits and 74.7% of total assets. Loans held for investment were 90.9% of deposits and 73.6% of total assets at December 31, 2007.

Loans Held for Sale. Loans held for sale totaled $1.5 million at December 31, 2008, as compared with $78.4 million at December 31, 2007. Loans held for sale at December 31, 2007 included certain commercial real estate loans and SBA guaranteed loans originated by the Bank. Due to current market conditions in 2008, $112 million of these loans were no longer classified as held for sale and are now considered as held for investment. We recorded a lower of cost or market adjustment of $266 thousand for the year ended 2008. There were no lower of cost or market adjustments recorded for the year ended 2007.

Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and we have the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value. During the year ended December 31, 2008 and 2007, the Company sold approximately $10.3 million and $45.5 million, respectively, of performing commercial real estate loans that were originally acquired as held for investment. These sales resulted in net gains of $203 thousand and $1.4 million during 2008 and 2007, respectively. These loans were sold as part of the Company’s ongoing management of the size, concentrations and risk profile of the loan portfolio.

Securities. The carrying amount of securities we held at December 31 is shown below (dollars in thousands):

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$1,774	0.3%	$11,601	2.4%	$6,425	1.6%
Obligations of states of the U.S. and political subdivisions	1,358	0.2%	1,714	0.4%	2,321	0.6%
Mortgage-backed securities and collateralized mortgage obligations	616,028	97.3%	448,779	94.1%	385,815	94.3%
Other securities	14,197	2.2%	14,596	3.1%	14,790	3.5%

Total	$633,357	100.0%	$476,690	100.0%	$409,351	100.0%

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$95,910	55.7%	$96,593	53.6%	$91,946	56.0%
Mortgage-backed securities and collateralized mortgage obligations	76,129	44.3%	83,493	46.4%	72,317	44.0%

Total	$172,039	100.0%	$180,086	100.0%	$164,263	100.0%

At December 31, 2008, securities totaled $805 million, an increase of $149 million, or 22.6%, from $657 million at December 31, 2007. These securities represented 15.9% and 14.5% of total assets as of December 31, 2008 and 2007, respectively.

Net unrealized gains on the available-for-sale securities were $6.2 million at December 31, 2008 as compared to net unrealized losses of $2.7 million at December 31, 2007.

The Company recorded realized losses of $722 thousand and $562 thousand for 2008 and 2006, respectively on certain interest-only securities. There were no realized losses recorded in 2007. These securities are tied to underlying government guaranteed loans and are subject to prepayment and interest rate fluctuations. Given the length of time these securities had been in an unrealized loss position, current prepayment factors for the underlying loan and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired.

The carrying amount of securities at December 31, 2008, by contractual maturity is shown below (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due After Five Years through Ten Years		Due After Ten Years
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Total
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$1,774	4.89%	$—	—	$—	—	$—	—	$1,774
Obligations of states of the U.S. and political subdivisions	361	4.94%	997	3.99%	—	—	—	—	1,358
Mortgage-backed securities and collateralized mortgage obligations	20,961	4.51%	346,887	4.67%	171,451	5.26%	76,729	5.10%	616,028
Other securities	14,197	1.85%	—	—	—	—	—	—	14,197

Total	$37,293	3.52%	$347,884	4.67%	$171,451	5.26%	$76,729	5.10%	$633,357

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$10,919	4.28%	$51,129	3.53%	$30,581	3.80%	$3,281	3.91%	$95,910
Mortgage-backed securities and collateralized mortgage obligations	9,240	4.36%	32,759	4.88%	15,690	5.21%	18,440	5.02%	76,129

Total	$20,159	4.31%	$83,888	4.06%	$46,271	4.28%	$21,721	4.85%	$172,039

The tax equivalent book yield on our securities portfolio for 2008 was 4.9%. The weighted-average life of the portfolio was approximately 3.6 years, and the modified duration was approximately 3.0 years at December 31, 2008. The tax equivalent book yield on our securities portfolio for 2007 was 4.6%. The weighted-average life of the portfolio was approximately 4.1 years, and the modified duration was approximately 3.5 years at December 31, 2007.

We did not own the securities of any one issuer (other than the U.S. government and its agencies) of which the aggregate adjusted cost exceeded 10% of consolidated shareholders’ equity at December 31, 2008.

Deposits. Our lending and investing activities are funded primarily by deposits, approximately 74% of which were core deposits at December 31, 2008. Core deposits exclude brokered deposits and time deposits over $100,000. These “jumbo” deposits are characteristically more sensitive to changes in interest rates and, thus we do not consider these a part of our core funding.

Total deposits as of December 31, 2008 increased $145 million to $3.8 billion, up 4.0% compared to $3.7 billion at December 31, 2007. Deposits acquired in the First Horizon branch acquisition on February 8, 2008 totaled $85.3 million. The remaining increase was due to internal deposit growth. Approximately 70.6% of deposits at December 31, 2008 were interest-bearing. The percentage of interest-bearing demand and noninterest-bearing demand deposits to total deposits as of December 31, 2008 was 39.9% and 29.4%, respectively, and our loan to deposit ratio at December 31, 2008 was 99.3%.

Sterling has chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program which allows funds in noninterest-bearing transaction deposit accounts to be fully FDIC-insured until December 31, 2009. The Company will incur a 10 basis point surcharge to these noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250 thousand.

The average balances and weighted average rates paid on deposits for each of the past three years ended December 31 are presented below (dollars in thousands):

	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$1,086,727		$1,080,099		$1,013,788
Interest-bearing demand and savings deposits	1,416,594	1.22%	1,304,168	2.24%	1,093,652	1.64%
Time deposits	978,579	3.46%	1,065,147	4.72%	803,698	4.10%
Brokered certificates of deposit	129,156	2.79%	126,246	4.31%	114,734	4.08%

Total deposits	$3,611,057	2.17%	$3,575,660	3.40%	$3,025,872	2.76%

Average total deposits increased $35.4 million in 2008 compared to 2007. The increase during 2008 was primarily attributable to the deposits acquired in the First Horizon branch acquisition on February 8, 2008. The changes in deposit mix and interest rates decreased the average cost of funds for deposits by 123 basis points in 2008.

Average total deposits increased $550 million in 2007 compared to 2006. The increase during 2007 was primarily attributable to internal deposit growth and the acquisition of Partners Bank completed in March 2007. The changes in deposit mix and interest rates increased the average cost of funds for deposits by 64 basis points in 2007.

Average brokered certificates of deposit totaled $129 million in 2008, $126 million in 2007 and $115 million in 2006. We utilize brokered deposits together with other borrowed funds as a source of funding for our lending and investment activities.

The maturities of time deposits of $100 thousand or more at December 31, 2008 are shown below (in thousands):

Three months or less	$317,138
Over three through six months	158,940
Over six through twelve months	194,105
Thereafter	56,982

$727,165

Other Borrowed Funds. Deposits are the primary source of funds for our lending, investment and general business activities. Details of other borrowed funds are as follows (dollars in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Federal Home Loan Bank advances
Balance outstanding at period-end	$212,500	$187,500	$193,500
Weighted average interest rate at period-end	0.79%	2.91%	5.36%
Maximum outstanding at any month-end	$638,000	$190,000	$381,000
Daily average balance	435,804	104,338	312,746
Weighted average interest rate for the period	2.21%	5.05%	4.98%
Repurchase agreements
Balance outstanding at period-end	$59,936	$422	$—
Weighted average interest rate at period-end	1.04%	2.50%	—
Maximum outstanding at any month-end	$67,288	$5,055	$—
Daily average balance	51,129	1,383	—
Weighted average interest rate for the period	1.79%	1.99%	—
Federal funds purchased
Balance outstanding at period-end	$36,150	$9,225	$27,175
Weighted average interest rate at period-end	0.50%	4.40%	5.43%
Maximum outstanding at any month-end	$80,200	$36,225	$35,050
Daily average balance	47,828	28,627	32,354
Weighted average interest rate for the period	2.11%	5.35%	5.23%
Treasury Auction Facility
Balance outstanding at period-end	$100,000	$—	$—
Weighted average interest rate at period-end	0.42%	—	—
Maximum outstanding at any month-end	$100,000	$—	$—
Daily average balance	7,650	—	—
Weighted average interest rate for the period	0.42%	—	—

As of December 31, 2008, we had $409 million in other borrowings compared to $197 million at December 31, 2007, an increase of $211 million or 107%. Our primary source of other borrowings is the Federal Home Loan Bank (“FHLB”). These borrowings are collateralized by single family residential mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. FHLB advances are available to us under a security and pledge agreement. At December 31, 2008, we had total funds of $1.1 billion available under this agreement of which $213 million was outstanding with an average interest rate of 0.79%. At December 31, 2008, we had $40.0 million of FHLB advances that mature in nine years and $500 thousand of FHLB advances that mature in two years. The remaining $172 million advances had maturities of fewer than three days. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. At December 31, 2008 and 2007, we had securities sold under agreements to repurchase with banking customers of $9.9 million and $422 thousand, respectively. Structured repurchase agreements totaled $50.0 million at December 31, 2008 and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. The rate on these repurchase agreements was 1.22% and 0.87%, respectively, at December 31, 2008. There were no structured repurchase agreements outstanding on December 31, 2007.

We have federal funds purchased at correspondent banks that typically mature within one to ninety days. As of December 31, 2008 and 2007, federal funds outstanding with correspondent banks were $36.2 million and $9.2 million, respectively, and payable upon demand.

Treasury Auction Facilities (“TAF”) are term funds auctioned to depository institutions by the Federal Reserve Board. Each TAF auction is for a fixed amount, with the rate determined by the auction process (subject to a minimum bid rate). All advances must be fully collateralized. At December 31, 2008, we had $100 million of TAF borrowings outstanding. There were no TAF borrowings at December 31, 2007.

Junior Subordinated Debt/Company Obligated Mandatorily Redeemable Trust Preferred Securities. As of December 31, 2008, we had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

On March 1, 2005, the Federal Reserve adopted final rules for the capital treatment of trust preferred securities. The rules, as applicable to us, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At December 31, 2008, the entire amount of the $80.3 million would count as Tier 1 capital. Any excess amount not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. There is a five-year transition period for banks to become compliant with the new rules. Additionally, the rules provide that trust preferred securities no longer qualify for Tier 1 capital within 5 years of their maturity. Refer to Note 20 to the Consolidated Financial Statements for a discussion of the impact of the final rule on our regulatory capital ratios.

On March 26, 2007, we completed the issuance and sale in a private placement of $25.0 million in aggregate principal amount of trust preferred securities issued by the Company’s newly formed subsidiary, Sterling Bancshares Capital Trust IV, a Delaware statutory trust (“Trust IV”). The trust preferred securities may be called at par by the Company at any time after June 15, 2012 and require quarterly distributions of interest by Trust IV to the holder of the trust preferred securities. Distributions will be payable quarterly at a floating interest rate equal to the 3-month LIBOR plus 1.60% per annum. Trust IV simultaneously issued 774 shares of its common securities to the Company for the purchase price of $774 thousand, which constitutes all of the issued and outstanding common securities of Trust IV.

Subordinated Debt. In April 2003, we raised approximately $50.0 million through a private offering of subordinated unsecured notes. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. Debt issuance costs of approximately $1.0 million are being amortized over the ten-year term of the notes on a straight-line basis. In June 2003, we entered into an interest rate swap agreement in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, we receive a fixed coupon rate of 7.375% and pay a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair-value hedge that qualifies for the “shortcut method” of accounting. If the swap were to become ineffective the change in the fair value would be reflected in our statement of income.

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

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Potential problem loans are those loans that are not classified as nonperforming or impaired but where information known by management indicates that the borrower may be unable to comply with the present terms. Management identifies these loans through its ongoing loan review process. As of December 31, 2008, potential problem loans increased $51.0 million to $83.3 million at December 31, 2008 from $32.3 million at December 31, 2007.

Nonperforming assets and potential problem loans consisted of the following (in thousands):

	2008	2007	2006	2005	2004
Nonperforming loans:
Nonaccrual	$87,491	$19,445	$10,611	$21,841	$20,605
Restructured	—	769	776	—	—

Total nonperforming loans	87,491	20,214	11,387	21,841	20,605
Foreclosed assets:
Real estate acquired by foreclosure	5,625	3,683	1,465	460	1,536
Other repossessed assets	154	152	404	137	216

Total foreclosed assets	5,779	3,835	1,869	597	1,752

Total nonperforming assets	$93,270	$24,049	$13,256	$22,438	$22,357

Potential problem loans	$83,309	$32,253	$32,201	$58,011	$54,293

Accruing loans past due 90 days or more	$8,448	$1,304	$2,731	$162	$2,395

Nonperforming loans to period-end loans	2.31%	0.59%	0.36%	0.81%	0.88%
Nonperforming assets to period-end assets	1.84%	0.53%	0.32%	0.60%	0.67%

Nonperforming assets were $93.2 million at December 31, 2008, a $69.2 million increase from $24.0 million at December 31, 2007 due in part to nonperforming loans related to SemGroup, an energy customer that is currently in Chapter 11 bankruptcy. Total exposure to SemGroup at December 31, 2008 totaled $29.2 million, representing approximately 35% of our total nonperforming loans. In addition, a limited number of loans secured by owner-occupied commercial real estate moved to a nonperforming status during 2008. These loans are expected to have minimal losses due to the low loan to value of each of these real estate secured credits.

Accruing loans 90 days past due or more were $8.4 million and $1.3 million at December 31, 2008 and 2007, respectively. The balance at December 31, 2008 consists primarily of two loans where the loans are well secured and in the process of collection.

Interest foregone on nonaccrual loans was approximately $3.6 million, $1.9 million and $1.3 million, respectively, during 2008, 2007 and 2006.

Allowance for Credit Losses. The allowance for credit losses and the related provision for credit losses are determined based on the historical credit loss experience, changes in the loan portfolio, including size, mix and risk of the individual loans, and current economic conditions. We monitor economic conditions in our local market areas and the probable impact on borrowers, on past due amounts, on related collateral values, on the number and size of the nonperforming loans and on the resulting amount of charge-offs for the period.

The provision for credit losses for 2008 was $29.9 million as compared to $3.8 million for 2007. This increase in provision was due, in part, to the SemGroup borrowing relationship totaling $29.2 million which resulted in additional provision of approximately $4.3 million in 2008. Additionally, we recorded approximately $2.7 million in provision for credit losses related to Hurricane Ike. Approximately $220 million of outstanding loans have been identified that have collateral located in the identified Hurricane Evacuation Zones near the coast which were the most severely affected areas. This provision represents our best estimate at this time of possible losses that may occur in these areas.

Net charge-offs were $14.5 million or 0.40% of average loans for 2008 compared to $2.9 million or 0.09% of average loans during 2007. The increase in net charge-offs during 2008 was due in part to certain auto dealer loans that were identified and several other older nonperforming loans which we sold as part of a clean-up effort.

The allowance for credit losses is a valuation allowance consisting of the allowance for loan losses and the allowance for unfunded lending commitments. It is established through charges to earnings in the form of a provision for credit losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making our evaluation, we consider the industry diversification of the commercial loan portfolio and the effect of changes in the local real estate market on collateral values. We also consider the results of recent regulatory examinations, our history of credit experience and our ongoing internal credit reviews.

The allowance for loan losses at December 31, 2008 was $49.2 million and represented 1.30% of total loans. The allowance for loan losses at December 31, 2008 was 56.21% of nonperforming loans, down from 170.41% at December 31, 2007. The allowance for unfunded lending commitments was $1.7 million at December 31, 2008 and $927 thousand at December 31, 2007.

We continually monitor economic conditions in our local market areas and the probable impact on borrowers, past due amounts, related collateral values, the number and size of nonperforming loans and on the resulting amount of charge-offs for the period.

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

At December 31, 2008, substandard loans totaled $156 million, of which $81.5 million were loans designated as nonaccrual; and doubtful and loss loans totaled $5.0 million and $533 thousand, respectively, all of which were designated as nonaccrual.

In addition to the internally classified loan list and delinquency list of loans, we maintain a separate “watch list” which further aids in monitoring the loan portfolios. Watch list loans show warning elements, deficiencies that require attention in the short run, or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. We review these loans in assessing the adequacy of the allowance for credit losses. As of December 31, 2008 and 2007, watch list loans totaled $118 million and $94.9 million, respectively.

Management assigns loan grades by individual loan and allocations are made within each loan grade. Loans are assigned a grade according to payment history, collateral values, and financial condition of the borrower.

The Bank maintains an adequate allowance for credit losses through its watch list classifications, allocating an increasing amount as the severity of a problem loan increases. The Bank maintains an unallocated allowance for satisfactory non-classified credits based, in part, on the average of the last three years’ actual net charge-offs.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Allowance for loan losses at January 1	$34,446	$32,027	$31,230	$29,406	$30,722

Charge-offs:
Commercial and industrial	9,408	3,267	4,372	12,410	10,365
Real estate, mortgage and construction	5,241	1,066	3,879	1,768	3,405
Consumer/other	1,959	1,629	1,199	1,535	1,446

Total charge-offs	16,608	5,962	9,450	15,713	15,216
Recoveries:
Commercial and industrial	1,392	1,829	3,205	1,773	2,094
Real estate, mortgage and construction	117	47	79	711	159
Consumer/other	640	1,189	507	268	223

Total recoveries	2,149	3,065	3,791	2,752	2,476

Net charge-offs	14,459	2,897	5,659	12,961	12,740

Allowance for credit losses associated with acquired institutions	—	1,496	2,152	761	—
Provision for loan losses	29,190	3,820	4,304	14,024	11,424

Allowance for loan losses at December 31	$49,177	$34,446	$32,027	$31,230	$29,406

Allowance for unfunded loan commitments at January 1	927	927	1,173	826	—
Provision for losses on unfunded loan commitments	727	—	(246)	347	826

Allowance for unfunded loan commitments at December 31	1,654	927	927	1,173	826

Total allowance for credit losses at December 31	$50,831	$35,373	$32,954	$32,403	$30,232

Ratios:
Allowance for loan losses to period end loans	1.30%	1.01%	1.02%	1.16%	1.25%
Net charge-offs to average loans	0.40%	0.09%	0.20%	0.51%	0.58%
Allowance for loan losses to period-end nonperforming loans	56.21%	170.41%	281.27%	142.99%	142.71%

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

	December 31,
	2008		2007		2006		2005		2004
	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment
	(dollars in thousands)
Balance of allowance for loan losses at end of period applicable to:
Commercial and industrial	$15,173	29%	$12,887	28%	$12,101	28%	$6,429	28%	$8,925	30%
Real estate, mortgage and construction	26,212	69%	17,645	70%	16,769	70%	8,738	69%	10,647	67%
Consumer/other	4,988	2%	2,851	2%	2,262	2%	730	3%	764	3%
Unallocated	2,804	N/A	1,063	N/A	895	N/A	15,333	N/A	9,070	N/A

Total	$49,177	100%	$34,446	100%	$32,027	100%	$31,230	100%	$29,406	100%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of December 31, 2008 and 2007:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
December 31, 2008
+200	4.13%
+100	2.86%
Base	0.00%
-100	-4.92%
December 31, 2007
+200	-0.26%
+100	-0.08%
Base	0.00%
-100	-0.56%

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

Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

Our potential obligations associated with commitments to extend credit and outstanding letters of credit as of December 31, 2008 are summarized below (in thousands):

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Commitments to extend credit	$436,739	$199,296	$121,365	$112,688	$870,088
Letters of credit	92,798	11,220	61	—	104,079
Bankers acceptances	2,769	—	—	—	2,769

Total	$532,306	$210,516	$121,426	$112,688	$976,936

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

Off-balance sheet arrangements also include an interest rate swap, an interest rate floor and an interest rate collar which can be found in Note 13 and our Trust Preferred Securities. Further information regarding the Trust Preferred Securities can be found in Note 11 to the Consolidated Financial Statements.

Our future contractual cash payments are as follows (in thousands):

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Junior subordinated debt	$—	$—	$—	$82,734	$82,734
Subordinated debt	—	—	—	75,000	75,000
Interest expense related to long-term debt	10,209	20,461	23,651	116,812	171,133
Operating leases	9,676	18,939	16,567	75,263	120,445
Certificates and other time deposits	1,064,305	95,165	11,901	51	1,171,422

Total	$1,084,190	$134,565	$52,119	$349,860	$1,620,734

The amount shown above for subordinated debt represents our contractual obligation. The subordinated debt is reflected in the consolidated balance sheet at its fair value. As discussed earlier, the Bank entered into an interest rate swap designated as a fair-value hedge of the subordinated debt. Refer to Note 13 in the Consolidated Financial Statements for further information.

Interest expense obligations on junior subordinated debt and on subordinated debt are calculated based on the stated contractual interest rates. Interest expense on variable rate junior subordinated debt and on subordinated debt is calculated based on the current 3-month LIBOR rate. Refer to Notes 11 and 12 in the Consolidated Financial Statements for further information.

Capital and Liquidity

Capital—At December 31, 2008, shareholders’ equity totaled $643 million or 12.7% of total assets, as compared to $480 million or 10.6% of total assets at December 31, 2007. Our risk-based capital ratios together with the minimum capital amounts and ratios as of December 31, 2008 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$632,015	14.9%	$338,491	8.0%
Tier 1 Capital (to Risk Weighted Assets)	513,518	12.1%	169,245	4.0%
Tier 1 Capital (to Average Assets)	513,518	10.6%	194,316	4.0%

During the fourth quarter of 2008, we received $125 million in capital from the U.S. Treasury department as the result of our participation in the U.S. Treasury’s Capital Purchase Program. See Note 20 to our Consolidated Financial Statements for further discussion of regulatory capital requirements.

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

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At December 31, 2008, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $189 million. It is not anticipated that such restrictions will have an impact on the ability of Sterling Bancshares to meet its ongoing cash obligations.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2008.

J. Downey Bridgwater Chairman, President and Chief Executive Officer

Zach L. Wasson Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sterling Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Sterling Bancshares, Inc. and subsidiaries (the “Bank”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bank’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Bank’s internal control over financial reporting based on our audit.

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

In our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008 of the Bank and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

Houston, Texas

March 13, 2009

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

The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the caption “Compensation Discussion and Analysis,” “Human Resources Programs Committee Decisions,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Equity Compensation Plan Information,” and “Grants of Plan-Based Awards” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of year end. Notwithstanding the foregoing, in accordance with the instructions to Item 407 of Regulation S-K, the information contained in the Company’s definitive proxy statement under the subheading “Human Resources Programs Committee Decisions” shall be deemed Furnished, and not Filed, in this Form 10-K, and shall not be incorporated by reference into any Filing under the Securities Act or the Exchange Act as a result of Furnishing, except to the extent the Company specifically incorporates it by reference.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report

1.	Consolidated Financial Statements. The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit No.
2.1	Agreement and Plan of Merger Dated July 7, 2005 by and among Sterling Bancshares, Inc., SBPB, Inc., and Prestonwood Bancshares, Inc. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated July 25, 2006 between Sterling Bancshares, Inc. and BOTH, Inc. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006.]

2.3	Agreement and Plan of Merger dated January 24, 2007 between Sterling Bancshares, Inc., Sterling Bank and Partners Bank of Texas. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007.]

2.4	Share Exchange Agreement dated May 3, 2007, among the Company, MBM Advisors and the shareholders of MBM Advisors. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company effective August 13, 2007. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 19, 2007 (File No. 000-20750).]

3.2	Amended and Restated Bylaws of Sterling Bancshares, Inc. (as of October 29, 2007). [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-20750).]

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series J, of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

Exhibit No.
4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.5	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.8	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.11	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Notes due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Amended and Restated Declaration of Trust by and among Sterling Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.13	Indenture by and between Sterling Bancshares, Inc., as issuer, and Wilmington Trust Company, as trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 30, 2007
(File No. 000-20750).]

4.14	Guarantee Agreement by and between Sterling Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.15	Form of Capital Securities Certificate of Sterling Bancshares Capital Trust IV, dated March 26, 2007. [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

Exhibit No.
4.16	Sterling Bancshares, Inc. Deferred Compensation Plan (as Amended and Restated) [Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed August 29, 2007 (File No. 333-145774 ).]

4.17	Form of Stock Certificate for the Series J Preferred Stock [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

4.18	Warrant to Purchase 2,615,557 Shares of Common Stock of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 20, 2007, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 26, 2007 (File No. 000-207500).]

10.6***	Amended and Restated Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 29, 2008, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008 (File No. 0-20750).]

10.7***	Amended and restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan effective April 30, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 14, 2007.
(File No. 000-207500).]

10.8***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

	Wanda S. Dalton	Travis Jaggers
	James W. Goolsby, Jr.	Graham B. Painter

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501).]

10.9***	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.10***	Form of Incentive Stock Agreement. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

Exhibit No.
10.11***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]

10.12***	Short Term Incentive Program for Shared Services. [Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.13***	Short Term Incentive Program for Bank Offices. [Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.14***	Severance and Non-Competition Agreement dated effective May 2, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 5, 2005 (File No. 000-207500).]

10.15***	Severance and Non-Competition Agreement dated effective January 1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Robert S. Smith. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005 (File No. 000-207500).]

10.16***	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005. [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-207500).]

10.17***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc. and John A. Rossitto dated January 23, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2006
(File No. 000-207500).]

10.18***	Summary Description of Non-Employee Director compensation. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.19***	Summary of Named Executive Officer Compensation. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.20***	Summary Description of Compensation - Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2005 (File No. 000-207500).]

10.21	Purchase and Sale Agreement, dated November 13, 2006, between Sterling Bank and First States Group, L.P. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2006.]

10.22***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.23***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown. [Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

Exhibit No.
10.24***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown. [Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.25***	Form of Phantom Share Agreement. [Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.26***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Deborah Dinsmore, dated February 24, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2006.]

10.27***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and C. Wallis McMath, Jr., dated March 1, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006.]

10.28***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Zach L. Wasson dated December 4, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2006.]

10.29	Placement Agreement by and among Sterling Bancshares, Inc., Sterling Bancshares Capital Trust IV, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated March 14, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

10.30	Amendment to Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, Sterling Bank, a banking association chartered by the State of Texas, and Stephen C. Raffaele effective June 29, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-20750).]

10.31	Long-Term Incentive (LTI) Stock Performance Program [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5. 2007 (File No. 000-20750).]

10.32	Letter Agreement, dated December 12, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between Sterling Bancshares, Inc. and the United States Department of Treasury [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.33	Form of Letter Agreement executed by Senior Executive Officers [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.34	Form of Waiver executed by Senior Executive Officers [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

21.1*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of J. Downey Bridgwater, Chairman, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.

31.2*	Certification of Zach L. Wasson, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.
***	Management Compensation Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCSHARES, INC.

DATE: March 13, 2009	by	/S/ J. DOWNEY BRIDGWATER
J. Downey Bridgwater Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 13th day of March, 2009.

SIGNATURE	TITLE	SIGNATURE	TITLE

/S/ J. DOWNEY BRIDGWATER J. Downey Bridgwater	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	/S/ GLENN H. JOHNSON Glenn H. Johnson	Director

/S/ ZACH L. WASSON Zach L. Wasson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/S/ R. BRUCE LABOON R. Bruce LaBoon	Director

/S/ DAVID L. HATCHER David L. Hatcher	Lead Director	/S/ G. EDWARD POWELL G. Edward Powell	Director

/S/ EDWARD R. BARDGETT Edward R. Bardgett	Director	/S/ RAIMUNDO RIOJAS E. Raimundo Riojas E.	Director

/S/ GEORGE BEATTY, JR. George Beatty, Jr.	Director	/S/ ROLAND RODRIGUEZ Roland Rodriguez	Director

/S/ ANAT BIRD Anat Bird	Director	/S/ DAN C. TUTCHER Dan C. Tutcher	Director

/S/ BRUCE J. HARPER Bruce J. Harper	Director	/S/ MAX W. WELLS Max W. Wells	Director

/S/ BERNARD A. HARRIS, JR., MD Bernard A. Harris, Jr., MD	Director	/S/ ELIZABETH C. WILLIAMS Elizabeth C. Williams	Director

EXHIBIT TABLE

Exhibit No.
2.1	Agreement and Plan of Merger Dated July 7, 2005 by and among Sterling Bancshares, Inc., SBPB, Inc., and Prestonwood Bancshares, Inc. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated July 25, 2006 between Sterling Bancshares, Inc. and BOTH, Inc. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006.]

2.3	Agreement and Plan of Merger dated January 24, 2007 between Sterling Bancshares, Inc., Sterling Bank and Partners Bank of Texas. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007.]

2.4	Share Exchange Agreement dated May 3, 2007, among the Company, MBM Advisors and the shareholders of MBM Advisors. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company effective August 13, 2007. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 19, 2007 (File No. 000-20750).]

3.2	Amended and Restated Bylaws of Sterling Bancshares, Inc. (as of October 29, 2007). [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-20750).]

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series J, of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.5	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.8	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

Exhibit No.
4.9	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.11	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Notes due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Amended and Restated Declaration of Trust by and among Sterling Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.13	Indenture by and between Sterling Bancshares, Inc., as issuer, and Wilmington Trust Company, as trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.14	Guarantee Agreement by and between Sterling Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 30, 2007
(File No. 000-20750).]

4.15	Form of Capital Securities Certificate of Sterling Bancshares Capital Trust IV, dated March 26, 2007. [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.16	Sterling Bancshares, Inc. Deferred Compensation Plan (as Amended and Restated) [Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed August 29, 2007 (File No. 333-145774 ).]

4.17	Form of Stock Certificate for the Series J Preferred Stock [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

4.18	Warrant to Purchase 2,615,557 Shares of Common Stock of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 20, 2007, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 26, 2007
(File No. 000-207500).]

Exhibit No.
10.6***	Amended and Restated Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 29, 2008, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008 (File No. 0-20750).]

10.7***	Amended and restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan effective April 30, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 14, 2007. (File No. 000-207500).]

10.8***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

	Wanda S. Dalton	Travis Jaggers
	James W. Goolsby, Jr.	Graham B. Painter

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501).]

10.9***	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.10***	Form of Incentive Stock Agreement. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.11***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004
(File No. 000-207500).]

10.12***	Short Term Incentive Program for Shared Services. [Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.13***	Short Term Incentive Program for Bank Offices. [Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.14***	Severance and Non-Competition Agreement dated effective May 2, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 5, 2005 (File No. 000-207500).]

10.15***	Severance and Non-Competition Agreement dated effective January 1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Robert S. Smith. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005
(File No. 000-207500).]

10.16***	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005. [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-207500).]

10.17***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc. and John A. Rossitto dated January 23, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2006 (File No. 000-207500).]

10.18***	Summary Description of Non-Employee Director compensation. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.19***	Summary of Named Executive Officer Compensation. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

Exhibit No.
10.20***	Summary Description of Compensation - Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2005 (File No. 000-207500).]

10.21	Purchase and Sale Agreement, dated November 13, 2006, between Sterling Bank and First States Group, L.P. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2006.]

10.22***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.23***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown. [Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 15, 2006].

10.24***	Phantom Share Agreement dated August 9, 2006 between Sterling Bancshares, Inc. and Allen D. Brown. [Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.25***	Form of Phantom Share Agreement. [Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.26***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Deborah Dinsmore, dated February 24, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2006.]

10.27***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and C. Wallis McMath, Jr., dated March 1, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006.]

10.28***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Zach L. Wasson dated December 4, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2006.]

10.29	Placement Agreement by and among Sterling Bancshares, Inc., Sterling Bancshares Capital Trust IV, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated March 14, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

10.30	Amendment to Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, Sterling Bank, a banking association chartered by the State of Texas, and Stephen C. Raffaele effective June 29, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2007 (File No. 000-20750).]

10.31	Long-Term Incentive (LTI) Stock Performance Program [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5. 2007 (File No. 000-20750).]

10.32	Letter Agreement, dated December 12, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between Sterling Bancshares, Inc. and the United States Department of Treasury [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.33	Form of Letter Agreement executed by Senior Executive Officers [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

Exhibit No.
10.34	Form of Waiver executed by Senior Executive Officers [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

21.1*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of J. Downey Bridgwater, Chairman, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Zach L. Wasson, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.
***	Management Compensation Agreement.

STERLING BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sterling Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Sterling Bancshares, Inc. and subsidiaries (the “Bank”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Bank’s internal control over financial reporting.

Houston, Texas

March 13, 2009

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In thousands, except share amounts)

	2008	2007
ASSETS
Cash and cash equivalents	$113,163	$133,670
Available-for-sale securities, at fair value	633,357	476,690
Held-to-maturity securities, at amortized cost	172,039	180,086
Loans held for sale	1,524	78,447
Loans held for investment	3,792,290	3,339,837

Total loans	3,793,814	3,418,284
Allowance for loan losses	(49,177)	(34,446)

Loans, net	3,744,637	3,383,838
Premises and equipment, net	46,875	27,905
Real estate acquired by foreclosure	5,625	3,683
Goodwill	173,210	168,815
Core deposits and other intangibles, net	13,874	15,971
Accrued interest receivable	19,428	19,701
Other assets	157,771	125,550

TOTAL ASSETS	$5,079,979	$4,535,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,123,746	$1,092,210
Interest-bearing demand	1,523,969	1,403,227
Certificates and other time	1,171,422	1,178,274

Total deposits	3,819,137	3,673,711
Other borrowed funds	408,586	197,147
Subordinated debt	78,335	48,694
Junior subordinated debt	82,734	82,734
Accrued interest payable and other liabilities	48,048	53,364

Total liabilities	4,436,840	4,055,650

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, 125,198 issued and outstanding at December 31, 2008. No shares issued or outstanding at December 31, 2007	118,012	—
Common stock, $1 par value, 100,000,000 shares authorized, 75,127,636 and 74,926,449 issued and 73,260,136 and 73,158,949 outstanding at December 31, 2008 and 2007, respectively	75,128	74,926
Capital surplus	121,918	110,367
Retained earnings	332,009	309,903
Treasury stock, at cost, 1,867,500 and 1,767,500 shares held at December 31, 2008 and 2007, respectively	(21,399)	(20,493)
Accumulated other comprehensive income, net of tax	17,471	5,556

Total shareholders’ equity	643,139	480,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,079,979	$4,535,909

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except per share amounts)

	2008	2007	2006
Interest income:
Loans, including fees	$241,157	$260,101	$227,083
Securities:
Taxable	29,660	23,849	23,886
Non-taxable	3,632	3,494	2,622
Trading assets	64	173	696
Federal funds sold	101	597	261
Deposits in financial institutions	10	35	183

Total interest income	274,624	288,249	254,731

Interest expense:
Demand and savings deposits	17,285	29,217	17,934
Certificates and other time deposits	37,443	55,691	37,671
Other borrowed funds	11,607	6,829	17,273
Subordinated debt	4,474	4,649	4,476
Junior subordinated debt	5,731	6,239	5,571

Total interest expense	76,540	102,625	82,925

Net interest income	198,084	185,624	171,806
Provision for credit losses	29,917	3,820	4,058

Net interest income after provision for credit losses	168,167	181,804	167,748

Noninterest income:
Customer service fees	15,771	14,327	12,850
Net gain (loss) on trading assets	(1)	2	(302)
Net gain (loss) on securities	(244)	3	(358)
Wealth management fees	8,984	5,662	2,899
Other	16,517	16,226	16,128

Total noninterest income	41,027	36,220	31,217

Noninterest expense:
Salaries and employee benefits	85,253	81,039	76,046
Occupancy	21,782	18,366	16,075
Technology	9,794	8,843	6,882
Professional fees	4,707	4,159	6,147
Postage, delivery and supplies	3,672	3,611	3,355
Marketing	2,545	1,809	2,412
Core deposits and other intangibles amortization	2,328	2,137	1,012
Acquisition costs	562	920	638
Other	22,567	18,470	18,619

Total noninterest expense	153,210	139,354	131,186

Income before income taxes	55,984	78,670	67,779
Provision for income taxes	17,365	25,708	21,939

Net income	$38,619	$52,962	$45,840

Preferred stock dividends	398	—	—

Net income available to common shareholders	$38,221	$52,962	$45,840

Earnings per common share:
Basic	$0.52	$0.73	$0.67

Diluted	$0.52	$0.72	$0.66

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive income/(loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT DECEMBER 31, 2005	—	$—	68,187	$68,187	$36,028	$239,171	(188)	$(1,984)	$(6,930)	$334,472
Comprehensive income:
Net income						45,840				45,840
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $24									44	44
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of $967									1,796	1,796
Less: Reclassification adjustment for losses included in net income, net of taxes of $125									233	233

Total comprehensive income										47,913

Issuance of common stock			728	728	6,951					7,679
Issuance of common stock in connection with the purchase of BOTH, Inc.			3,023	3,023	37,948					40,971
Repurchase of common stock							(750)	(8,918)		(8,918)
Common stock dividends paid						(12,832)				(12,832)

BALANCE AT DECEMBER 31, 2006	—	—	71,938	71,938	80,927	272,179	(938)	(10,902)	(4,857)	409,285
Comprehensive income:
Net income						52,962				52,962
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $2,641									4,903	4,903
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of $2,967									5,510	5,510

Total comprehensive income										63,375

Issuance of common stock			705	705	5,898					6,603
Issuance of common stock in connection with the purchase of Partners Bank of Texas			2,345	2,345	24,176					26,521
Shares held in Rabbi Trust			(62)	(62)	(634)					(696)
Repurchase of common stock							(830)	(9,591)		(9,591)
Common stock dividends paid						(15,238)				(15,238)

BALANCE AT DECEMBER 31, 2007	—	—	74,926	74,926	110,367	309,903	(1,768)	(20,493)	5,556	480,259
Comprehensive income:
Net income						38,619				38,619
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $3,032									5,631	5,631
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of $3,299									6,126	6,126
Less: Reclassification adjustment for losses included in net income, net of taxes of $85									158	158

Total comprehensive income										50,534

Issuance of preferred stock:
Preferred stock, at fair value	125,198	117,945								117,945
Detachable warrants, at fair value					7,253					7,253
Issuance of common stock			221	221	4,464					4,685
Shares held in Rabbi Trust			(19)	(19)	(166)					(185)
Repurchase of common stock							(100)	(906)		(906)
Preferred stock dividend and amortization of preferred stock discount		67				(398)				(331)
Common stock dividends paid						(16,115)				(16,115)

BALANCE AT DECEMBER 31, 2008	125,198	$118,012	75,128	$75,128	$121,918	$332,009	(1,868)	$(21,399)	$17,471	$643,139

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands)

	Year Ended
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,619	$52,962	45,840
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,578	2,194	2,447
Net (gain) loss on securities	244	(3)	358
Net (gain) loss on trading assets	—	(2)	302
Net gain on loans	(200)	(1,991)	(1,326)
Provision for credit losses	29,917	3,820	4,058
Writedowns, less gains on sale, of real estate acquired by foreclosure	(40)	(254)	(232)
Depreciation and amortization	10,646	9,056	8,530
Proceeds from principal paydowns of trading securities	—	1	31,790
Proceeds from the sale of trading securities	—	13,137	—
Purchases of trading assets	—	(13,136)	(3,811)
Deferred income tax expense	(8,367)	(1,659)	259
Stock-based compensation expense (net of tax benefit recognized)	2,647	1,244	1,589
Excess tax benefits from share-based payment arrangements	(24)	(372)	(620)
Net decrease in loans held for sale	9,366	977	1,621
Net gain on sale of bank assets	(146)	(717)	(1,915)
Net (increase) decrease in accrued interest receivable and other assets	(2,321)	4,701	(8,759)
Net increase (decrease) in accrued interest payable and other liabilities	(2,967)	158	15,722

Net cash provided by operating activities	78,952	70,116	95,853
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	16,219	14,775	15,907
Proceeds from the sale of available-for-sale securities	28,398	2,600	98,498
Proceeds from the maturities or calls and paydowns of available-for-sale securities	105,644	86,189	103,299
Purchases of available-for-sale securities	(283,580)	(139,681)	(45,136)
Purchases of held-to-maturity securities	(8,218)	(30,689)	(18,007)
Net increase in loans held for investment	(364,984)	(198,802)	(371,352)
Purchase of bank-owned life insurance	(13,875)	—	—
Proceeds from sale of real estate acquired by foreclosure	5,839	1,080	2,792
Proceeds from sale of land held for sale	—	—	1,570
Purchase of Bank of the Hills, Inc. (including transaction costs)	—	—	(31,730)
Cash and cash equivalents acquired with Bank of the Hills, Inc.	—	—	27,860
Purchase of Partners Bank of Texas (including transaction costs)	—	(25,319)	—
Cash and cash equivalents acquired with Partners Bank of Texas	—	33,324	—
Purchase of MBM Advisors, Inc. (including transaction costs)	—	(6,900)	—
Cash and cash equivalents acquired with MBM Advisors, Inc.	—	104	—
Payment of earnout obligations related to the acquisition of MBM Advisors, Inc.	(2,222)	—	—
Cash and cash equivalents acquired with First Horizon National Corp. branch acquisition	15,301	—	—
Net change in interest-bearing deposits in financial institutions	—	198	21,469
Proceeds from sale of loans originated as held for investment	12,712	49,909	79,902
Proceeds from sale of premises and equipment	168	428	31,975
Purchase of premises and equipment	(16,464)	(8,730)	(5,394)

Net cash used in investing activities	(505,062)	(221,514)	(88,347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	60,132	173,334	198,244
Net increase (decrease) in short-term other borrowed funds	161,439	(68,242)	(172,175)
Proceeds from issuance of long-term borrowings	50,000	40,000	—
Issuance of trust preferred securities	—	25,774	—
Redemption of junior subordinated debt	—	—	(29,640)
Proceeds from issuance of subordinated debt	25,000	—	—
Proceeds from issuance of common stock	1,016	4,580	4,816
Repurchase of common stock	(1,091)	(10,287)	(8,918)
Proceeds from issuance of preferred stock	125,198	—	—
Excess tax benefits from share-based payment arrangements	24	372	620
Dividends paid	(16,115)	(15,238)	(12,832)

Net cash provided by (used in) financing activities	405,603	150,293	(19,885)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,507)	(1,105)	(12,379)
CASH AND CASH EQUIVALENTS:
Beginning of period	133,670	134,775	147,154

End of period	$113,163	$133,670	$134,775

Supplemental information:
Income taxes paid	$26,625	$23,250	$27,098
Interest paid	79,304	104,973	75,913
Noncash investing and financing activities—
Acquisition of real estate through foreclosure of collateral	7,741	3,044	3,565
Transfer of loans from held for sale to held for investment	112,129	36,094	6,527
Loans to finance the sale of premises and equipment	—	—	1,400
Acquisition of Bank of the Hills, Inc.
Common Stock issued	—	—	40,971
Payable to BOTH, Inc. shareholders	—	—	336
Acquisition of Partners Bank of Texas
Common stock issued	—	26,521	—
Acquisition of MBM Advisors, Inc.
Payable to MBM Advisors, Inc. shareholders	—	4,442	—

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization—Sterling Bancshares, Inc. (“Sterling Bancshares” and together with its subsidiaries, the “Company”), headquartered in Houston, Texas, is a bank holding company that has served the banking needs of small to medium-sized businesses for over 34 years. The Company provides commercial and consumer banking services in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas through the 59 banking centers of Sterling Bank (the “Bank”), a banking association chartered under the laws of the state of Texas.

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

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

Nonperforming Loans and Past Due Loans—Nonperforming loans are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured due to the borrowers’ financial difficulty and which result in a concessionary modification.

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

Loans are classified as a restructured (accruing) loan in cases where a borrower experiences financial difficulty and the Company makes certain concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk.

Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

Restructured loans are included considered impaired until the calendar years subsequent to the restructuring if they are not impaired based on the modified terms. Impairment loss of restructured loans is based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, contractual rate of the loan.

Allowance for Credit Losses—The allowance for credit losses is a valuation allowance for losses incurred on loans and binding loan commitments. The allowance for losses on unfunded loan commitments is included in other liabilities. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Recoveries are credited to the allowance at the time of recovery.

Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb inherent losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb inherent losses.

Management’s judgment as to the level of probable inherent losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company’s control.

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Goodwill and Other Intangibles—Intangible assets consist primarily of core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs. The goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. As part of its impairment analysis, the Company uses a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use.

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

The Company estimates the fair value of its interest rate derivatives using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). These future net cash flows, however, are susceptible to change due primarily to fluctuations in interest rates. As a result, the estimated values of these derivatives will typically change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on our estimated valuations.

Fair Value Measurements—On January 1, 2008, the Company adopted SFAS 157 Fair Value Measurements for financial assets and financial liabilities. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under an existing accounting pronouncement. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

in pricing the asset or liability and establishes a fair value hierarchy. The fair value hierarchy consists of three levels of inputs that may be used to measure fair value.

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

Stock-based Compensation—The Company’s stock-based compensation policy applies to all forms of stock-based compensation including stock options, restricted stock units, shares acquired under the Employee Stock Purchase Plan and performance based phantom units. All stock-based compensation is accounted for under the fair-value method as required by generally accepted accounting principles in the United States. The expense associated with stock-based compensation is recognized over the vesting period of each individual arrangement.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The fair value of restricted stock and phantom stock units is based on the current market price on the date of grant. The fair value of each performance based share unit is estimated based on expected performance goals being attained. Compensation expense associated with the Employee Stock Purchase Plan is determined using a Black-Scholes-Merton option pricing formula.

Profit Sharing Plan—The Company has a profit sharing plan that covers substantially all employees. Contributions to the plan are accrued and paid only when the bank records predetermined earnings per share performance and achieves a minimum return on average assets consistent with the approved plan year budget.

Statements of Cash Flows—Cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are invested for one-day periods.

Earnings Per Common Share—Earnings per common share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing net income available to common shareholders (after deducting dividends on preferred stock) by the weighted average number of shares outstanding during the year excluding non-vested stock. Diluted EPS is computed by dividing net income available to common shareholders (after deducting dividends on preferred stock) by the weighted average number of shares outstanding and non-vested stock adjusted for the incremental shares issuable upon exercise of outstanding stock options and warrants.

Comprehensive Income—Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders. The Company reports comprehensive income in the consolidated statements of shareholders’ equity.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Reclassifications—Certain reclassifications have been made to prior year amounts to conform to current year presentation. All reclassifications have been applied consistently for the periods presented.

In 2008, $40.0 million of long-term borrowings were reclassified from short-term other borrowed funds to long-term borrowings on the Statement of Cash Flows for the year ended December 31, 2007. This reclassification did not result in any change to net cash provided by financing activities or in the total net change in cash and cash equivalents.

Recent Accounting Standards—In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (“SFAS 109”) Accounting for Income Taxes. FIN 48 clarified the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provided guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, which defined fair value, established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, delayed the application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The Company adopted SFAS 157 on January 1, 2008. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

On October 10, 2008, the FASB issued FASB Staff Position 157- 3 (“FSP 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 applied to financial assets within the scope of SFAS 157. FSP 157-3 clarified the application of SFAS 157 in a market that is not active and provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In situations in which there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. SFAS 157-3 became effective for the interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the funded status of a benefit plan in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation. An employer is also required to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period. SFAS 158 also requires certain disclosures in the financial statements of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

gains or losses, prior service costs or credits, and transition asset or obligation. This Statement was effective for financial statements issued for fiscal years ending after December 15, 2006. The adoption of this accounting standard on January 1, 2007 did not have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”) Business Combinations (Revised 2007). SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R was effective on January 1, 2009. SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”) Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company adopted SFAS 160 on January 1, 2009. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

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

2.	ACQUISITIONS AND DIVESTITURES

Acquisitions. On February 8, 2008, the Company acquired ten branches located in the Dallas and Fort Worth, Texas areas from First Horizon National Corp. (“First Horizon”). This transaction was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. In addition to these ten bank branches, the Company also agreed to acquire land from First Horizon for possible future Sterling banking centers in

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Lewisville, Arlington and Fort Worth, Texas. This transaction allows the Company to achieve a critical presence in Dallas, Texas and an entry into the growing Fort Worth, Texas market. The Company acquired approximately $85.9 million in total assets and assumed deposit accounts of approximately $85.3 million for a premium of $1.7 million. Assets consisted of approximately $54.0 million in loans, $10.9 million in premises and equipment and $15.9 million in cash and other assets. The assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Excess cost over tangible net assets acquired totaled $5.3 million, of which $231 thousand and $5.1 million have been allocated to core deposits and goodwill, respectively, all of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results since February 8, 2008.

On June 28, 2007, the Company acquired MBM Advisors, Inc. (“MBM Advisors”). MBM Advisors was an independent investment advisory and pension administration/consulting firm with approximately $700 million in assets under management providing full-services in the design, administration, investment management, and communication of retirement plans with offices in both Houston and Dallas, Texas. The acquisition of MBM Advisors provides for increased opportunities to serve the owners of small and medium-sized businesses and their employees while enhancing noninterest income. The Company entered into a share exchange agreement with MBM Advisors and the shareholders of MBM Advisors in which the Company paid the shareholders an aggregate amount in cash equal to $6.0 million on the date of merger. An unconditional guaranteed cash payment of $3.0 million, payable over a three year earn-out period was recorded as part of the purchase price at the estimated net present value. The agreement includes an earn-out which is contingent upon maintaining or achieving specified earnings levels in future periods. When the contingency is resolved and additional consideration is distributable, the Company records the fair value of the consideration issued as an additional cost of the acquisition. The Company paid out $2.6 million for 2007 as part of the earn-out as an additional cost of the acquisition. There was no earn-out recorded for 2008. At December 31, 2008, the remaining maximum amount of future payments the Company could be required to make under contingent payment provisions was approximately $4.4 million in the form of cash. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, all of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results since the third quarter of 2007.

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

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

3.	SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$1,749	$25	$—	$1,774
Obligations of states of the U.S. and political subdivisions	1,331	27	—	1,358
Mortgage-backed securities and collateralized mortgage obligations	608,811	8,487	(1,270)	616,028
Other securities	15,252	—	(1,055)	14,197

Total	$627,143	$8,539	$(2,325)	$633,357

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$95,910	$1,930	$(228)	$97,612
Mortgage-backed securities and collateralized mortgage obligations	76,129	86	(9,967)	66,248

Total	$172,039	$2,016	$(10,195)	$163,860

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$11,563	$40	$(2)	$11,601
Obligations of states of the U.S. and political subdivisions	1,693	22	(1)	1,714
Mortgage-backed securities and collateralized mortgage obligations	450,132	2,023	(3,376)	448,779
Other securities	15,993	—	(1,397)	14,596

Total	$479,381	$2,085	$(4,776)	$476,690

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$96,593	$905	$(111)	$97,387
Mortgage-backed securities and collateralized mortgage obligations	83,493	8	(1,225)	82,276

Total	$180,086	$913	$(1,336)	$179,663

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at December 31, 2008 are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,110	$2,137	$10,919	$11,066
Due after one year through five years	970	995	51,129	52,140
Due after five years through ten years	—	—	30,581	31,162
Due after ten years	—	—	3,281	3,244
Mortgage-backed securities and collateralized mortgage obligations	608,811	616,028	76,129	66,248
Other securities	15,252	14,197	—	—

Total	$627,143	$633,357	$172,039	$163,860

The following table summarizes the proceeds received and gross realized gains and losses on investment securities (in thousands):

	December 31,
	2008	2007	2006
Proceeds from sales and calls	$28,398	$2,600	$98,498
Gross realized gains	478	3	204
Gross realized losses	722	—	562

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

The Company realized losses of $722 thousand and $562 thousand for 2008 and 2006, respectively. There were no realized losses recorded in 2007. These securities are tied to underlying government guaranteed loans and are subject to prepayment and interest rate fluctuations. Given the length of time these securities had been in an unrealized loss position, current prepayment factors for the underlying loans and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Securities with unrealized losses segregated by length of impairment at December 31, 2008 were as follows (in thousands):

	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states of the U.S. and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	83,184	(603)	82,581	33,961	(667)	33,294
Other securities	3,152	(483)	2,669	12,100	(572)	11,528

Total	$86,336	$(1,086)	$85,250	$46,061	$(1,239)	$44,822

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$13,392	$(228)	$13,164	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	39,557	(5,506)	34,051	30,499	(4,461)	26,038

Total	$52,949	$(5,734)	$47,215	$30,499	$(4,461)	$26,038

The average loss on securities in an unrealized loss position was 6% of the amortized cost basis at December 31, 2008. Securities in a loss position of less than 12 months have an average loss of less than 5% of the amortized cost basis at December 31, 2008.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Securities with unrealized losses segregated by length of impairment at December 31, 2007 were as follows (in thousands):

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

Securities in an unrealized loss position for more than 12 months at December 31, 2007 included an other securities category that was in a loss position of approximately 10% of amortized cost basis. Management believed that the unrealized losses on these securities were caused primarily by interest rate increases and prepayments. Because the decline in market value was attributable to changes in interest rates, not credit quality, and because the Company had the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2007. There were no remaining securities in the Company’s securities portfolio in a loss position greater than 10% of the Company’s amortized cost basis at December 31, 2007.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2008.

Securities with carrying values totaling $305 million and fair values totaling $301 million were pledged to secure public deposits at December 31, 2008.

4.	LOANS

The loan portfolio is classified by major type as follows (in thousands):

	December 31,
	2008	2007
Loans held for sale	$1,524	$78,447
Loans held for investment
Domestic
Commercial and industrial	1,093,942	912,604
Real estate:
Commercial	1,763,712	1,387,014
Construction	545,303	714,600
Residential	309,622	226,033
Consumer/other	63,883	75,626
Foreign loans
Commercial and industrial	13,577	21,571
Other loans	2,251	2,389

Total loans held for investment	3,792,290	3,339,837

Total loans	$3,793,814	$3,418,284

Loan maturities and rate sensitivity of the loans held for investment, excluding residential mortgage and consumer loans, at December 31, 2008 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$788,106	$242,505	$63,331	$1,093,942
Real estate—commercial	216,649	785,754	761,309	1,763,712
Real estate—construction	265,645	178,253	101,405	545,303
Foreign loans	9,041	6,787	—	15,828

Total loans	$1,279,441	$1,213,299	$926,045	$3,418,785

Loans with a fixed interest rate	$188,245	$782,254	$273,024	$1,243,523
Loans with a floating interest rate	1,091,196	431,045	653,021	2,175,262

Total loans	$1,279,441	$1,213,299	$926,045	$3,418,785

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, San Antonio, Dallas and Fort Worth, Texas metropolitan areas.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Our largest concentration in any single industry is in our energy portfolio. At December 31, 2008, our energy portfolio totaled $442 million which represents approximately 12% of total loans held for investment. The petroleum industry is usually divided into three major components: upstream, midstream and downstream. The composition of the collateral of our upstream energy portfolio, at December 31, 2008, consists of 63% gas reserves and 37% oil reserves. The upstream oil sector is a term commonly used to refer to the searching for and the recovery and production of crude oil and natural gas. The upstream oil sector is also known as the exploration and production sector. These reserve-based loans represent approximately 80% of our energy portfolio. Our remaining energy portfolio consists of well-secured loans to companies that would be classified as midstream energy companies. A midstream energy company is a company that processes and transports crude oil and natural gas. The energy lending group participates in shared national credits which are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits. As of December 31, 2008, excluding the energy portfolio, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported in the balance sheet as loans held for investment stated at the principal amount outstanding adjusted for charge-offs, the allowance for loan losses, deferred fees or costs and unamortized premiums or discounts. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value. During the years ended December 31, 2008 and 2007, the Company sold approximately $10.3 million and $45.5 million, respectively, of performing commercial real estate loans that were originally acquired as held for investment. These sales resulted in net gains of $203 thousand and $1.4 million during the years ended December 31, 2008 and 2007, respectively. These loans were sold as part of the Company’s ongoing management of the size, concentrations and risk profile of the loan portfolio. Loans held for sale previously included certain commercial real estate loans and SBA guaranteed loans originated by the Bank. Due to current market conditions, in September of 2008, $112 million of these loans were no longer classified as held for sale and are now considered as held for investment. The Company recorded a lower of cost or market adjustment of $266 thousand for 2008. There were no lower of cost or market adjustments recorded for 2007.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between Sterling Bank (the “Bank”) and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	Year Ended December 31,
	2008	2007
Beginning balance	$2,189	$2,293
New loans	—	747
Repayments	(89)	(851)

Ending balance	$2,100	$2,189

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The recorded investment in impaired loans was $87.5 million and $23.4 million, at December 31, 2008 and 2007, respectively. Such impaired loans required an allowance for loan losses of $16.1 million and $3.9 million, respectively. The average recorded investment in impaired loans for the year ended December 31, 2008, 2007 and 2006 was $50.9 million, $14.5 million and $17.2 million, respectively. No interest on impaired loans was received for the years ended December 31, 2008 and 2007.

Potential problem loans are those loans that are not classified as nonperforming or impaired but where information known by management indicates that the borrower may be unable to comply with the present terms. Management identifies these loans through its ongoing loan review process. Potential problem loans were $83.3 million and $32.3 million at December 31, 2008 and 2007, respectively.

Nonperforming loans of $87.5 million and $20.2 million at December 31, 2008 and 2007, respectively, have been categorized by management as nonaccrual loans. Interest foregone on nonaccrual loans for 2008, 2007 and 2006 was approximately $3.6 million, $1.9 million and $1.3 million, respectively. There were no restructured loans as of December 31, 2008. The Company had one restructured loan totaling $769 thousand as of December 31, 2007.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Accruing loans 90 days past due or more were $8.4 million and $1.3 million at December 31, 2008 and 2007, respectively. The balance at December 31, 2008 consists primarily of two loans where the loans are well secured and in the process of collection.

5.	ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$34,446	$32,027	$31,230
Loans charged off	16,608	5,962	9,450
Loan recoveries	(2,149)	(3,065)	(3,791)

Net loans charged-off	14,459	2,897	5,659
Allowance for loan losses associated with acquired institutions	—	1,496	2,152
Provision for loan losses	29,190	3,820	4,304

Allowance for loan losses at end of period	49,177	34,446	32,027

Allowance for unfunded loan commitments at beginning of period	927	927	1,173
Provision for losses on unfunded loan commitments	727	—	(246)

Allowance for unfunded loan commitments at end of period	1,654	927	927

Total allowance for credit losses	$50,831	$35,373	$32,954

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2008	2007
Land	$9,688	$4,230
Buildings and improvements	36,540	21,004
Furniture, fixtures and equipment	58,304	53,293

	104,532	78,527
Less accumulated depreciation and amortization	(57,657)	(50,622)

Total	$46,875	$27,905

Depreciation and amortization of premises and equipment totaled $8.3 million in 2008, $6.9 million in 2007 and $7.5 million in 2006.

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

7.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Houston	San Antonio	Dallas	Total
Balance, January 1, 2007	$29,613	$73,037	$28,208	$130,858
BOTH, Inc. goodwill adjustments	—	6	—	6
Partners Bank of Texas acquisition	30,050	—	—	30,050
MBM Advisors, Inc. acquisition	7,901	—	—	7,901

Balance, December 31, 2007	67,564	73,043	28,208	168,815
First Horizon branch acquisition	—	—	5,080	5,080
Purchase accounting adjustments	167	(852)	—	(685)

Balance, December 31, 2008	$67,731	$72,191	$33,288	$173,210

The Company reviews its goodwill for impairment annually, as of the first day of the fourth quarter or more frequently if indicators of impairment exist. Goodwill is assigned to reporting units for purposes of impairment testing. Reporting units used for the goodwill impairment testing include our banking operations

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

and MBM Advisors. At the end of the fourth quarter of 2008, due to the present uncertainty surrounding the global economy and volatility in the Company’s stock price, management concluded a triggering event had occurred. As part of our process for performing step one of the impairment test of goodwill, the Company estimated the fair value of both reporting units and reconciled to the Company’s overall estimated market capitalization. The estimated market capitalization considers recent trends in our market capitalization and an expected control premium, based on comparable transactional history. Based on the results of the step one impairment test, no impairment of goodwill was indicated.

The changes in the carrying amounts of the core deposit and other intangibles for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Core Deposit Intangibles	Customer Relationship Intangibles	Total
Balance, January 1, 2007	$10,299	$—	$10,299
Amortization expense	(1,951)	(186)	(2,137)
Partners Bank of Texas acquisition	4,087	—	4,087
MBM Advisors, Inc. acquisition	—	3,722	3,722

Balance, December 31, 2007	12,435	3,536	15,971
Amortization expense	(1,956)	(372)	(2,328)
First Horizon branch acquisition	—	231	231

Balance, December 31, 2008	$10,479	$3,395	$13,874

Core deposit and other intangibles are amortized on an accelerated basis over their estimated lives of 10 years. The projected amortization for core deposit intangibles as of December 31, 2008 is as follows (in thousands):

2009	$2,247
2010	2,149
2011	2,011
2012	1,801
2013	1,695
Thereafter	3,971

Total	$13,874

8.	BANK OWNED LIFE INSURANCE

The Company purchases bank owned life insurance (“BOLI”) policies on the lives of certain officers and is the owner and beneficiary of the policies. These policies provide funding for long-term retirement and other employee benefits costs. The recorded balance of BOLI was $95.5 million and $78.1 million at December 31, 2008 and 2007, respectively. At December 31, 2008, approximately $25 million of BOLI funds were held in separate accounts with investments in U.S. government, mortgage-backed and corporate debt securities. The cash surrender value of the life insurance policies contained in separate accounts is further supported by a stable value wrap agreement, which protects against changes in the fair value of the investments. BOLI policies are recorded within other assets in the Consolidated Balance Sheets at each policy’s respective cash surrender value, including the value of the stable value wrapper, with changes recorded in noninterest income in the Consolidated Statements of Income.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

9.	DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificate of deposits. The remaining maturities of these deposits as of December 31, 2008, are as follows (in thousands):

Three months or less	$317,138
Over three through six months	158,940
Over six through twelve months	194,105
Thereafter	56,982

$727,165

Interest expense for certificates of deposit in excess of $100,000 was approximately $26.7 million, $41.3 million, and $28.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, the Bank had $65.9 million in brokered certificates of deposits that were in excess of $100,000, of which $59.4 million will mature in 2009. The remaining balance of these deposits was $6.5 million and will mature in 2010.

There are no major concentrations of deposits.

10.	OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	December 31,
	2008	2007
Federal Home Loan Bank advances	$212,500	$187,500
Repurchase agreements	59,936	422
Federal funds purchased	36,150	9,225
Treasury auction facility	100,000	—

Total	$408,586	$197,147

Federal Home Loan Bank Advances—The Company has an available line of credit with the Federal Home Loan Bank (FHLB) of Dallas, which allows the Company to borrow on a collateralized basis. At December 31, 2008, we had total funds of $1.1 billion available under this agreement of which $213 million was outstanding with an average interest rate of 0.79%. At December 31, 2008, the Company had $40.0 million of FHLB advances that mature in nine years and $500 thousand of FHLB advances that mature in two years. The remaining $172 million of advances had maturities of fewer than three days. These borrowings are collateralized by single family residential mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities Sold Under Agreements to Repurchase—Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

on the following business day, while structured repurchase agreements with other financial institutions will have varying terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities. The securities underlying the structured repurchase agreements are held in safekeeping by the purchasing financial institution. At December 31, 2008 and 2007, the Company had securities sold under agreements to repurchase with banking customers of $9.9 million and $422 thousand, respectively. Structured repurchase agreements totaled $50.0 million at December 31, 2008 and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. The rate on these repurchase agreements was 1.22% and 0.87%, respectively, at December 31, 2008. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no structured repurchase agreements outstanding on December 31, 2007.

Treasury Auction Facility—Treasury Auction Facilities (“TAF”) are term funds auctioned to depository institutions by the Federal Reserve Board. Each TAF auction is for a fixed amount, with the rate determined by the auction process (subject to a minimum bid rate). All advances must be fully collateralized. At December 31, 2008, we had $100 million of TAF borrowings outstanding. There were no TAF borrowings at December 31, 2007.

Federal Funds Purchased—The Company has federal funds purchased at correspondent banks. As of December 31, 2008, federal funds outstanding with correspondent banks were $36.2 million and payable upon demand. These funds typically mature within one to ninety days.

11.	JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of December 31, 2008, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

The trust preferred securities issued under Statutory Trust One were privately placed. The interest on these securities is a floating rate that resets quarterly. As of December 31, 2008, the floating rate was 4.91% on these securities compared to 8.28% at December 31, 2007.

The BOTH Capital Trust I preferred securities bear interest at a floating rate equal to the three-month LIBOR plus 3.10%. As of December 31, 2008, the floating rate on these securities was 7.92% compared to 5.96% at December 31, 2007.

On March 26, 2007, the Company completed the issuance and sale in a private placement of $25.0 million in aggregate principal amount of trust preferred securities issued by the Company’s newly formed subsidiary, Sterling Bancshares Capital Trust IV, a Delaware statutory trust (“Trust IV”). The trust preferred securities may be called at par by the Company at any time after June 15, 2012 and require quarterly distributions of interest by Trust IV to the holder of the trust preferred securities. Distributions will be payable quarterly at a floating interest rate equal to the 3-month LIBOR plus 1.60% per annum. Trust IV simultaneously issued 774 shares of its common securities to the Company for the purchase price of $774 thousand, which constitutes all of the issued and outstanding common securities of Trust IV. As of December 31, 2008, the floating rate was on these securities was 3.60% compared to 6.59% at December 31, 2007.

12.	SUBORDINATED DEBT

During April 2003, the Bank raised approximately $50.0 million through a private offering of subordinated unsecured notes. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. Debt issuance costs of approximately $1.0 million are being amortized over the ten-year term of the notes on a straight-line basis. In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the bank swapped the fixed rate to a floating rate (discussed in Note 13).

On June 30, 2008, the Bank entered into a subordinated note in the aggregate principal amount of $25.0 million. The subordinated note bears interest at a rate equal to LIBOR plus 2.50% and resets quarterly. The unpaid principal balance plus all accrued and unpaid interest on the subordinated debt shall be due and payable on September 15, 2018. The Bank may prepay the subordinated debt without penalty on any interest payment date on or after September 15, 2013. As of December 31, 2008, the floating rate was 4.50% on the subordinated note.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

13.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company estimates the fair value of its interest rate derivatives using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). These future net cash flows, however, are susceptible to change due primarily to fluctuations in interest rates. As a result, the estimated values of these derivatives will typically change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on our estimated valuations.

In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair value hedge of the Company’s $50.0 million subordinated debentures and qualifies for the “short-cut” method of accounting (discussed in Note 12). At December 31, 2008, the swap’s fair value of $3.4 million is included in other assets with a floating rate of 8.38%. At December 31, 2007, the swap’s fair value was $1.3 million and had a floating rate of 8.87%. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

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

For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The accumulated net after-tax gain on the floor and collar contracts included in accumulated other comprehensive income totaled $13.4 million and $7.3 million at December 31, 2008 and 2007, respectively. The total fair value of the interest-rate collar and floor was $21.0 million and $12.2 million at December 31, 2008 and 2007, respectively, and is included in other assets.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

14.	INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current income tax expense	$25,732	$27,367	$21,680
Deferred income tax expense (benefit)	(8,367)	(1,659)	259

Total income tax expense	$17,365	$25,708	$21,939

The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate of 35% to income from continuing operations as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Taxes calculated at statutory rate	$19,594	$27,535	$23,723
Increase (decrease) resulting from:
Release of reserves	(689)	(98)	(473)
Tax-exempt interest income	(1,229)	(1,126)	(868)
Tax-exempt income from bank-owned life insurance	(1,162)	(1,185)	(989)
Other, net	851	582	546

Income tax expense, as reported	$17,365	$25,708	$21,939

Significant deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2008	2007
Deferred tax assets:
Depreciable assets	$4,388	$3,446
Allowance for credit losses	17,516	12,106
Net operating loss carryforward	—	1,083
Deferred compensation	1,726	1,559
Unrealized loss on available-for-sale securities	—	925
Federal Home Loan Bank stock dividends	203	—
Real estate acquired by foreclosure	24	—
Other	2,580	1,677

Total deferred tax assets	26,437	20,796
Deferred tax liabilities:
Federal Home Loan Bank stock dividends	—	723
Core deposit intangibles	3,672	4,352
Unrealized gain on available-for-sale securities	2,175	—
Loan origination fees	1,742	1,912
Unrealized gain on cash flow hedge	7,232	3,934
Real estate acquired by foreclosure	—	23
Prepaid expenses	1,194	680
Other	390	139

Total deferred tax liabilities	16,405	11,763

Net deferred tax assets	$10,032	$9,033

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no effect on the Company’s consolidated balance sheet or income statement as a result of implementing FIN 48. As of December 31, 2008 and 2007, the Company had unrecognized tax benefits of $265 thousand and $619 thousand, respectively. The unrecognized tax benefit of $265 thousand has no impact on the effective tax rate. The reduction in unrecognized tax benefits result from open state tax examination periods which expired in November 2008.

A reconciliation of the beginning and ending amounts of the unrecognized tax benefit is listed below (in thousands):

	2008	2007
Beginning balance at January 1	$619	$717
Increases due to new contingencies	265	—
Decreases due to lapse of applicable statue of limitations	(619)	(98)

Ending balance at December 31	$265	$619

The Company’s policy is that it recognizes interest and penalties as a component of income tax expense. As of December 31, 2008, the Company had accrued interest and penalties of $25 thousand.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. During 2005, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2003 tax year. This examination was completed during the third quarter of 2006, resulting in an additional federal income tax obligation of $1.2 million. This obligation was previously accrued as part of the Company’s overall tax contingency reserve. During the years ended December 31, 2008, 2007, and 2006, the Company revised its estimate to remove contingent liabilities totaling $619 thousand, $98 thousand and $473 thousand, respectively, related to the expiration of previous tax contingencies and refunds received, including the filing of various state tax returns related to the Company’s mortgage banking segment which was sold in 2003.

15.	EMPLOYEE BENEFITS

Profit sharing plan—Through December 31, 2008, the Company’s profit sharing plan included substantially all employees. The profit sharing contribution is made at the discretion of the Board of Directors. Total contributions to the profit sharing plan were limited to 5% of the Company’s pre-tax net income, subject to Internal Revenue Service limitations. During 2008, there was no profit sharing contribution as the Company did not achieve the minimum performance metrics required for earnings per share and return on average assets. Earnings per share and return on average assets are the profit sharing plan metrics that were adopted in 2007. In 2006 and prior years, profit sharing was paid out only when the Bank achieved a minimum 12% ROE. The profit sharing plan was terminated in 2009 upon approval of the Board of Directors. Through December 31, 2008, the Company also matched employee 401(k) contributions at 50% of the first 6% of eligible compensation that an employee may elect to defer . The Company match fully vests after four years of service. In 2009, the 401(k) plan was revised to provide a Company match of 100% of the first 5% of eligible compensation. Employee contributions to the 401(k) plan accounts are optional. Contributions to the 401(k) are accrued and funded currently. In 2008 and 2007, the matching expense for the 401(k) was $1.5 million and $1.3 million, respectively. Total profit sharing and 401(k) matching contribution expenses were approximately $1.5 million for 2008, approximately $4.0 million for 2007, and approximately $3.4 million for 2006.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Stock-based compensation—The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock units, restricted stock units phantom stock awards, stock appreciation rights or stock options. On August 31, 2007, the Board of Directors of the Company approved and adopted the Long-Term Incentive Stock Performance Program (the “Program”) pursuant to which the Human Resources Programs Committee of the Board of Directors (the “Committee) may award equity-based awards to employees who are actively employed by the Company. All awards will be made under the 2003 Stock Plan and vest over a three year period. Certain share awards granted under previous shareholder-approved plans are still outstanding and unvested at December 31, 2008. Options are granted to officers and employees at exercise prices determined by the Human Resources Programs Committee (“Committee”) of the Board of Directors. These options have exercise prices equal to the fair market value of the common stock at the date of grant, vest ratably over a three or four-year period and must be exercised within ten years from the date of grant. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Stock Plan).

Total stock-based compensation expense that was charged against income was $3.6 million, $1.7 million and $2.2 million for 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $751 thousand, $407 thousand and $654 thousand for 2008, 2007 and 2006, respectively.

Cash received for exercises under all share-based payment arrangements during 2008, 2007 and 2006 was $1.0 million, $4.2 million and $4.9 million, respectively. The actual tax benefit realized for the tax deductions under all share-based payment arrangements totaled $24 thousand, $372 thousand and $620 thousand, respectively, for 2008, 2007 and 2006.

The Company issues new shares upon the exercise of all share-based payment arrangements.

Stock options—Options are granted to officers and employees as determined by the Committee. These options have exercise prices equal to the fair market value of the Company’s common stock at the date of grant, vest ratably over a three or four year period and must be exercised within ten years from the date of grant. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Stock Plan). The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The Black-Scholes-Merton formula assumes that option exercises occur at the end of an option’s contractual term, and that expected volatility, expected dividends, and risk-free interest rates are constant over the option’s term. The Black-Scholes-Merton formula is adjusted to take into account certain characteristics of employee share options and similar instruments that are not consistent with the model’s assumptions. Because of the nature of the formula, those adjustments take the form of weighted-average assumptions about those characteristics. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate of the option is based on the U.S. Treasury zero-coupon with a remaining term equal to the expected term used in the assumption model. The historical volatility is a measure of fluctuations in the Company’s share price. The fair value of options was estimated using the following weighted-average assumptions:

	2008	2007	2006
Expected term (years)	5.00	3.80	4.78
Risk-free interest rate	3.03%	3.65%	4.74%
Historical volatility	29.70%	21.69%	30.18%
Dividend yield	2.11%	1.46%	1.56%

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

A summary of changes in outstanding stock options as of December 31, 2008 is as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Shares under option, beginning of period	1,284	$8.99
Shares granted	333	9.93
Shares forfeited or expired	(262)	9.68
Shares exercised	(73)	7.11

Shares under option, end of period	1,282	$9.42	6.24	$106

Shares exercisable, end of period	718	$8.47	4.23	$106

The weighted average grant-date fair value of the options granted during the years ended December 31, 2008, 2007 and 2006 was $2.83, $3.31 and $3.55, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $164 thousand, $1.2 million and $2.7 million, respectively.

Share awards—A summary of the status of the Company’s nonvested share awards as of December 31, 2008 is presented below (shares in thousands):

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested share awards, beginning of year	376	$11.58
Shares granted	230	9.96
Shares forfeited	(39)	10.99
Shares vested	(87)	11.05

Nonvested share awards, end of year	480	$10.89

As of December 31, 2008, there was $3.4 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.73 years. The total fair value of shares vested during the year ended December 31, 2008 was $966 thousand.

On December 20, 2007, the Company entered into a new employment agreement with its chief executive officer (“CEO”). This agreement replaced the existing agreement, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”), to be earned based on specified performance metrics. The total value of this stock grant was based on the current market price on the date of grant. Under the revised agreement, the new performance metrics include an earnings per share growth versus the Company’s peer banks and a return on assets performance versus the Company’s peer banks. In addition, the vesting period changed from four years to three years. Based on these performance metrics, the CEO will earn a specific number of the eligible share units on December 31, 2009. The Company had recorded total compensation expense of $665 thousand for 2006 under the previous agreement. Additional compensation expense of

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

$36 thousand was recorded in 2007 as a result of the new agreement. The Company recorded compensation expense of $701 thousand in 2008 related to the PRSUs granted under the new agreement. As of December 31, 2008, there was $701 thousand of total unrecognized compensation expense related to the PRSUs. If the performance measures are not met, no future compensation expense will be recognized and any previously recognized compensation expense will be reversed.

Stock purchase plan—The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) effective July 1, 2004, which superceded the 1994 Employee Stock Purchase Plan (the “old ESPP”) to eligible employees. An aggregate of 2.3 million shares of Company common stock may be issued under the Purchase Plan subject to adjustment upon changes in capitalization. The Purchase Plan is a compensatory benefit plan to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan is subscribed through payroll deductions which may not exceed 10% of the eligible employee’s compensation. The purchase price for shares available under the Purchase Plan is 90% of the lower of the fair market value on either the first or last day of each quarter. Compensation expense associated with the Purchase Plan was determined using a Black-Scholes-Merton option pricing formula. Assumptions used in this formula were the same as disclosed above for incentive stock options except that an expected term of three months was used. During 2008, 69,998 shares were subscribed for through payroll deductions under the Purchase Plan compared to 46,672 shares for 2007.

Deferred compensation plans—In 1996, the Company adopted the Sterling Bancshares, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan enabled eligible participants, including certain executives, to make and receive contributions on a tax deferred basis. Additionally, the Deferred Compensation Plan, which was amended and restated effective January 1, 2001, allowed officers to make an election to defer up to 90% of their base salary, annual bonus, and/or special bonus awards, if any, prior to the beginning of each calendar year. Any deferred amounts became unfunded liabilities of the Company. The Company had an unfunded deferred compensation liability of $2.8 million at December 31, 2006, which was included in other liabilities. The Company paid a specified rate of return to the participants of the Deferred Compensation Plan as determined by the Human Resources Programs Committee. The Committee used the year-to-date, 10-year average Treasury rate as a guide in determining the effective interest rate for each year. For 2007 and 2006, the interest rate paid was 5.30% and 5.26%, respectively. The Company recorded compensation expense of $118 thousand and $225 thousand related to this plan for 2007 and 2006, respectively.

On August 1, 2007, the Board of Directors approved an Amended and Restated Deferred Compensation Plan (“Amended Deferred Compensation Plan”) for Sterling Bancshares, Inc. which was effective for compensation periods beginning in September 2007. In connection with the Amended Deferred Compensation plan, the Company established a Rabbi Trust which was funded by the Company in order to satisfy the Company’s contractual liability to pay benefits under the terms of the Amended Deferred Compensation Plan. Plan assets are invested generally in the same investments available to the participants of the 401(k) plan, including Sterling Bancshares, Inc. stock. The Rabbi Trust is subject to the claims of the Company’s creditors.

At December 31, 2008 and 2007, investments held in the Rabbi Trust of $2.7 million and $2.3 million, respectively, were included in available-for-sale investments on the Company’s consolidated balance sheet. Changes in the fair value of the plan assets are excluded from earnings and reported, net of tax, as accumulated comprehensive income or loss until realized. The Company had realized losses of $57 thousand on plan assets which were deducted from the plan assets. Plan assets that are invested in the Company’s common stock are included as a reduction of the Company’s shareholder equity. The funded Amended Deferred Compensation Plan liabilities totaling $3.2 million and $3.0 million are included in other

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

liabilities at December 31, 2008 and 2007, respectively. A reduction to compensation expense of $765 thousand was recorded during 2008 as a result of changes in the plan assets.

The Company also has an unfunded defined benefit deferred compensation agreements for certain former management as the result of prior acquisitions. At December 31, 2008 and 2007, these deferred compensation agreements have an estimated benefit obligation of $1.8 million and $1.7 million, respectively which were included in other liabilities. These retirement agreements provide for varying monthly benefits ranging from ten years to the life of the participant.

Executive compensation restrictions—As part of the TARP Capital Purchase Program, the Company entered into a Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the U.S. Treasury. The Company adopted the initial selling securityholder’s standards for executive compensation and corporate governance for the period during which the initial selling securityholder holds the equity issued pursuant to the Purchase Agreement, including the common stock which may be issued pursuant to the Warrant. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated Senior Executive Officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making “golden parachute payments” to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500 thousand for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods. Since the Warrant has a ten year term, we could potentially be subject to the executive compensation and corporate governance restrictions for a ten year time period.

The ARRA imposes additional compensation restrictions and corporate governance standards on TARP recipients. The ARRA amends, among other things, TARP by directing the U.S. Treasury Department to issue regulations implementing strict limitations on compensation paid or accrued by TARP recipients. Limitations are to include:

•

A prohibition on paying or accruing bonus, incentive or retention compensation for at least the five most highly compensated employees, other than certain awards of long-term restricted stock or bonuses payable under existing employment agreements;

•

A prohibition on making any “golden parachute” payments to the five highest paid executive officers and the next five most highly compensated employees for departure from the Company other than compensation earned for services rendered or accrued benefits;

•

Subjecting bonus, incentive and retention payments made to the five highest paid executive officers and the next 20 most highly compensated employees to a “clawback” if based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate;

•	A prohibition on any compensation plan that would encourage manipulation of reported earnings;

•

Adoption by the Company’s Board of Directors of a company-wide policy regarding excessive or luxury expenditures including office and facility renovations, aviation or other transportation services and other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives or similar measures in the ordinary course of business;

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

•

Submitting a “say-on-pay” proposal to a non-biding vote of shareholders at future annual meetings, whereby shareholders vote to approve the compensation of executives as disclosed pursuant to the executive compensation disclosures included in the proxy statement; and

•

A review by the U.S. Department of Treasury of any bonus, retention awards or other compensation paid to the five highest paid executive officers and the next 20 most highly compensated employees prior to February 17, 2009 to determine if such payments were excessive and negotiate for the reimbursement of such excess payments.

16.	SHAREHOLDERS’ EQUITY

Treasury stock—On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2.5 million shares of common stock, not to exceed 500 thousand shares in any calendar year. On January 29, 2007, the Company’s Board of Directors authorized an increase in the number of shares to be repurchased to adjust for the three-for-two stock split approved by the Board of Directors on October 30, 2006. On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Program”). The amendment increased by 750 thousand shares the total number of shares that may be repurchased by the Company under the Program in the fiscal year 2007. The aggregate number of shares originally approved by the Board of Directors for repurchase under the Program remains unchanged at 3.8 million shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. In 2008, the Company repurchased 100 thousand shares at an average cost per share of $9.06, for a total purchase price of $906 thousand.

Preferred stock—On December 12, 2008, as part of the TARP Capital Purchase Program, the Company entered into a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the Company for a purchase price of $125 million in cash (i) sold 125,198 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series J and (ii) issued a Warrant to purchase 2.6 million shares of the Company’s common stock, for a price of $7.18 per share. The total proceeds were recorded in equity, based on the relative fair value of the preferred stock and related warrants of $118 million and $7.2 million, respectively. The resulting discount from the liquidation (par) amount of the Preferred Stock will be amortized over the first five years using a constant effective yield. The amortization of this discount will result in the carrying amount of the Preferred Stock equaling its par amount at the end of year five.

The Series J Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends. The Preferred Stock dividend reduces earnings available to common shareholders and is computed at an annual rate of 5% per year for the first five years, and 9% per year thereafter. The Series J Preferred Stock may be redeemed by the Company after three years, with regulatory approval.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.18 per share of the Common Stock. The U.S. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant that it holds.

Under the Securities Purchase Agreement, the Company is not permitted to increase common stock dividends above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without the initial approval of the U.S. Treasury until the third anniversary of the investment unless all of the Series J Preferred Stock has been redeemed or transferred. In addition, the Company’s ability to

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

repurchase its shares is restricted. Consent of the U.S. Treasury generally is required for the Company to make any stock repurchase until the third anniversary of the investment by U.S. Treasury unless all of the Series J Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the Series J Preferred Stock dividends.

17.	EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Net income available for common shareholders	$38,221	$52,962	$45,840
Basic:
Weighted average shares outstanding	73,177	72,659	68,834
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and nonvested share awards	311	467	699

Total	73,488	73,126	69,533

Earnings per share
Basic	$0.52	$0.73	$0.67

Diluted	$0.52	$0.72	$0.66

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings per common share excludes 837,381, 550,505, and 139,025 shares outstanding during 2008, 2007, and 2006, respectively, which were antidilutive. In addition, the calculation excludes the 2.6 million detachable warrants outstanding during 2008, which were antidilutive.

18.	COMMITMENTS AND CONTINGENCIES

Leases—A summary as of December 31, 2008, of noncancelable future operating lease commitments is as follows (in thousands):

2009	$9,676
2010	9,863
2011	9,076
2012	7,564
2013	9,003
Thereafter	75,263

Total	$120,445

In 2007, the Company entered into a lease agreement to consolidate its central and corporate offices at one central location in Houston, Texas. This move will be completed over the next two years and the timing of the move is aligned with the remaining renewals and expirations of our existing leases.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $10.5 million, $9.0 million and $5.2 million for 2008, 2007 and 2006, respectively.

Litigation—The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements The Company has entered into severance and non-competition agreements with its chief executive officer (discussed in Note 15) and certain other executive officers. Under these agreements, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20 thousand in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	December 31,
	2008	2007
Commitments to extend credit	$870,088	$929,227
Standby and commercial letters of credit	104,079	135,345

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

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Company has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The credit risk to the Company in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

Off-balance sheet arrangements also include an interest rate swap, an interest rate floor, an interest rate collar (discussed in Note 13) and the Company’s Trust Preferred Securities (discussed in Note 11).

20.	REGULATORY MATTERS

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2008 and 2007, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

During the fourth quarter of 2008, we received $125 million in capital from the U.S. Treasury as the result of our participation in the TARP Capital Purchase Program (discussed in Note 16).

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
Consolidated:
As of December 31, 2008:
Total capital (to risk weighted assets)	$632,015	14.9%	$338,491	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	513,518	12.1%	169,245	4.0%	N/A	N/A
Tier 1 capital (to average assets)	513,518	10.6%	194,316	4.0%	N/A	N/A

As of December 31, 2007:
Total capital (to risk weighted assets)	$454,030	11.1%	$327,180	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	369,965	9.1%	163,590	4.0%	N/A	N/A
Tier 1 capital (to average assets)	369,965	8.6%	172,366	4.0%	N/A	N/A

Sterling Bank:
As of December 31, 2008:
Total capital (to risk weighted assets)	$627,695	14.9%	$338,224	8.0%	$422,780	10.0%
Tier 1 capital (to risk weighted assets)	509,198	12.0%	169,112	4.0%	253,668	6.0%
Tier 1 capital (to average assets)	509,198	10.5%	194,180	4.0%	242,725	5.0%

As of December 31, 2007:
Total capital (to risk weighted assets)	$401,511	10.6%	$303,449	8.0%	$379,312	10.0%
Tier 1 capital (to risk weighted assets)	322,423	8.5%	151,725	4.0%	227,587	6.0%
Tier 1 capital (to average assets)	322,423	8.0%	160,879	4.0%	201,099	5.0%

On January 1, 2004, the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules, when fully transitioned and applicable on March 31, 2009, will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At December 31, 2008, the entire amount of the $80.3 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at December 31, 2008.

Dividend restrictions—Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. At December 31, 2008, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $189 million by the Bank.

21.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy. The fair value hierarchy consists of three levels of inputs that may be used to measure fair value as follows:

Level 1—Inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2—Inputs other than those quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 2 assets and liabilities include available-for-sale securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Available-for-sale securities are valued using observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, prepayment speeds, credit information and the bond’s terms and conditions, among other things. Derivative valuations utilize certain Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The significance of the impact of these credit valuation adjustments on the overall valuation of derivative positions are not significant to the overall valuation and result in all derivative valuations being classified in Level 2 of the fair value hierarchy.

Level 3—Inputs that are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. This category includes certain interest-only strip securities where independent pricing information was not able to be obtained for a significant portion of the underlying assets and loans held for sale.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$633,357	$—	$630,841	$2,516
Cash flow hedges	20,967	—	20,967	—
Loans held for sale	1,524	—	—	1,524
Interest rate swap	3,361	—	3,361	—

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets measured on a nonrecurring basis include impaired loans that are collateral dependent, other real estate owned and other repossessed assets which are measured using appraisals and third party estimates and are considered Level 2 inputs within the fair value hierarchy. For 2008, the Company had additions to impaired loans, other real estate owned and other repossessed assets of $81.5 million, $4.9 million and $154 thousand, respectively, which were outstanding at December 31, 2008 and measured using the fair value hierarchy. In addition, as part of the TARP Capital Purchase Program, we sold 125,198 Preferred Shares for a purchase price of $125 million and issued a Warrant to purchase 2.6 million shares of the Company’s common stock. The proceeds from the TARP Capital Purchase Program were allocated between the Preferred Shares and the Warrant based on relative fair values. The Preferred Shares were determined using Level 3 inputs based on similar types of securities. The fair value of the Warrant was determined based on Level 2 inputs using the Black-Scholes-Merton option pricing model.

The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008 and summarizes gains and losses due to changes in fair value. Level 3 available-for-sale securities include certain interest-only strips which are valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and prepayment rates. Level 3 loans held for sale at December 31, 2007 included certain commercial real estate loans and the guaranteed portion of SBA loans originated by the Bank. Beginning in the third quarter of 2008, these loans were no longer considered as held for sale and were transferred to the Company’s held for investment portfolio. These loans were valued based on current investor market pricing from investors in these types of loans.

	Level 3 Instruments Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2008
	Available-for-Sale Securities	Loans held for sale
Balance, January 1, 2008	$3,586	$78,447
Total gains or losses for the period included in:
Noninterest income	(722)	(266)
Other comprehensive income	78	—
Purchases, issuances, settlements and amortization	(426)	1,846
Transfers in and/or out of Level 3	—	(78,503)

Balance, December 31, 2008	$2,516	$1,524

Net unrealized losses included in net income for the period relating to assets held at December 31, 2008	$(722)	$(266)

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The Company realized losses on related Level 3 assets of $988 thousand during the third quarter of 2008. There were no realized gains or losses related to Level 3 assets recorded during 2007.

The estimated fair values of financial instruments were determined by management as of December 31, 2008 and 2007, and required considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

The following methods and assumptions were used to estimate the fair value of cash and of financial instruments for which it is practicable to estimate that value:

Cash and Short-term investments—The carrying amount is a reasonable estimate of fair value.

Securities—Securities are valued based on quoted prices in an active market when available. These securities are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows or Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. These securities are valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and prepayment rates.

Loans Held for Sale—Fair value equals quoted market prices, if available. If a quoted market price is not available, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or the fair value of the collateral if the loan is collateral dependent. When assumptions are made using significant unobservable inputs, such loans are classified within Level 3 of the fair value hierarchy.

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

Subordinated Debt—The subordinated debt is carried at fair value because this borrowing is fully hedged by an interest rate swap that reprices at market rates on a quarterly basis.

Junior Subordinated Debt—Fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar subordinated debentures.

Other Borrowed Funds—The carrying amount is a reasonable estimate of fair value because these borrowings reprice at market rates generally within ninety days.

Derivatives—Derivatives are reported at fair value utilizing Level 2 inputs. The fair value is determined using market quotes and models that are widely accepted in the financial services industry to value its interest rate swaps, caps and floors.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$113,163	$113,163	$133,670	$133,670
Available-for-sale securities	633,357	633,357	476,690	476,690
Held-to-maturity securities	172,039	163,860	180,086	179,663
Loans held for sale	1,524	1,524	78,447	78,447
Loans held for investment	3,792,290	3,885,142	3,339,837	3,414,162
Less: allowance for loan losses	(49,177)	(49,177)	(34,446)	(34,446)
Loan hedge	20,967	20,967	11,971	11,971
Interest rate swap	3,361	3,361	—	—

Total	$4,687,524	$4,772,197	$4,186,255	$4,260,157

Financial liabilities:
Deposits	$3,819,137	$3,823,104	$3,673,711	$3,656,002
Junior subordinated debt	82,734	82,734	82,734	82,734
Subordinated debt	78,335	78,335	48,694	48,694
Interest rate swap	—	—	1,274	1,274
Other borrowed funds	408,586	399,879	197,147	196,915

Total	$4,388,792	$4,384,052	$4,003,560	$3,985,619

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

22.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$67,286	$68,314	$68,452	$70,572	$73,854	$74,159	$72,382	$67,854
Interest expense	16,910	18,846	18,208	22,576	26,692	27,064	25,604	23,265

Net interest income	50,376	49,468	50,244	47,996	47,162	47,095	46,778	44,589
Provision for credit losses	7,500	10,100	8,167	4,150	1,600	850	1,000	370

Net interest income after provision for credit losses	42,876	39,368	42,077	43,846	45,562	46,245	45,778	44,219
Noninterest income	9,641	9,801	10,870	10,715	10,135	10,633	7,518	7,934
Noninterest expense	39,117	38,997	37,708	37,388	36,134	35,044	34,342	33,834

Income before income taxes	13,400	10,172	15,239	17,173	19,563	21,834	18,954	18,319
Provision for income taxes	3,787	3,082	4,932	5,564	6,201	7,255	5,856	6,396

Net income	$9,613	$7,090	$10,307	$11,609	$13,362	$14,579	$13,098	$11,923

Preferred stock dividends	398	—	—	—	—	—	—	—

Net income available to common shareholders	$9,215	$7,090	$10,307	$11,609	$13,362	$14,579	$13,098	$11,923

Earnings per share:
Basic	$0.13	$0.10	$0.14	$0.16	$0.18	$0.20	$0.18	$0.17

Diluted	$0.13	$0.10	$0.14	$0.16	$0.18	$0.20	$0.18	$0.17

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

23.	PARENT-ONLY FINANCIAL STATEMENTS

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In thousands)

	2008	2007
ASSETS
Cash and cash equivalents	$3,825	$4,461
Accrued interest receivable and other assets	2,304	2,660
Investment in subsidiaries	719,074	554,798
Investment in Sterling Bancshares Capital Trusts	2,484	2,484

TOTAL ASSETS	$727,687	$564,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$1,814	$1,410
Junior subordinated debt	82,734	82,734

Total liabilities	84,548	84,144

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	118,012	—
Common stock	75,128	74,926
Capital surplus	121,918	110,367
Retained earnings	332,009	309,903
Treasury stock	(21,399)	(20,493)
Accumulated other comprehensive gain, net of tax	17,471	5,556

Total shareholders’ equity	643,139	480,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$727,687	$564,403

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	2008	2007	2006
REVENUES:
Dividends received from bank subsidiaries	$15,995	$25,495	$78,969
Other income	173	191	173

Total revenues	16,168	25,686	79,142
EXPENSES:
Interest expense:
Junior subordinated debt	5,731	6,239	5,571
General and administrative	1,429	2,509	3,350

Total expenses	7,160	8,748	8,921
Income before equity in undistributed earnings of subsidiaries and income taxes	9,008	16,938	70,221
Equity in undistributed earnings of subsidiaries	27,163	33,026	(27,410)

Income before income tax benefit	36,171	49,964	42,811
Income tax benefit	2,448	2,998	3,029

Net income	$38,619	$52,962	$45,840

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,619	$52,962	$45,840
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(27,163)	(33,026)	27,410
Change in operating assets and liabilities:
Accrued interest receivable and other assets	356	3,153	2,941
Accrued interest payable and other liabilities	73	8	948

Net cash provided by operating activities	11,885	23,097	77,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(125,198)	—	—
Purchase of Partners Bank of Texas	—	(25,319)	—
Purchase of BOTH, Inc.	—	—	(31,730)
Redemption of investment in Sterling Bancshares Capital Trust II	—	—	889

Net cash used in investing activities	(125,198)	(25,319)	(30,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(1,091)	(10,387)	(8,918)
Proceeds from issuance of common stock	4,685	4,952	5,436
Proceeds from issuance of preferred stock	125,198	—	—
Payments of cash dividends	(16,115)	(15,238)	(12,832)
Proceeds from the issuance of Statutory Trust IV	—	25,774	—
Redemption of junior subordinated debentures	—	—	(29,639)

Net cash provided by (used in) financing activities	112,677	5,101	(45,953)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(636)	2,879	345

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,461	1,582	1,237

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,825	$4,461	$1,582