Form 10-Q
period 2009-03-31
STERLING BANCSHARES INC
filed 2009-05-01
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2009
[Common Stock, $1.00 par value per share]	73,298,320 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$142,769	$113,163
Available-for-sale securities, at fair value	673,960	633,357
Held-to-maturity securities, at amortized cost	169,973	172,039
Loans held for sale	1,395	1,524
Loans held for investment	3,727,368	3,792,290

Total loans	3,728,763	3,793,814
Allowance for loan losses	(56,703)	(49,177)

Loans, net	3,672,060	3,744,637
Premises and equipment, net	50,738	46,875
Real estate acquired by foreclosure	8,144	5,625
Goodwill	173,210	173,210
Core deposit and other intangibles, net	13,309	13,874
Accrued interest receivable	18,285	19,428
Other assets	152,383	157,771

TOTAL ASSETS	$5,074,831	$5,079,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,173,745	$1,123,746
Interest-bearing demand	1,586,754	1,523,969
Certificates and other time	1,173,958	1,171,422

Total deposits	3,934,457	3,819,137
Other borrowed funds	278,274	408,586
Subordinated debt	78,310	78,335
Junior subordinated debt	82,734	82,734
Accrued interest payable and other liabilities	53,942	48,048

Total liabilities	4,427,717	4,436,840
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, 125,198 issued and outstanding at March 31, 2009 and December 31, 2008	118,332	118,012
Common stock, $1 par value, 150,000,000 shares authorized, 75,167,953 and 75,127,636 issued and 73,300,453 and 73,260,136 outstanding at March 31, 2009 and December 31, 2008, respectively	75,168	75,128
Capital surplus	122,877	121,918
Retained earnings	333,498	332,009
Treasury stock, at cost, 1,867,500 shares held at March 31, 2009 and December 31, 2008	(21,399)	(21,399)
Accumulated other comprehensive income, net of tax	18,638	17,471

Total shareholders’ equity	647,114	643,139

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,074,831	$5,079,979

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans, including fees	$53,000	$63,052
Securities:
Taxable	8,558	6,549
Non-taxable	900	908
Trading assets	—	21
Federal funds sold	6	39
Deposits in financial institutions	—	3

Total interest income	62,464	70,572

Interest expense:
Demand and savings deposits	3,492	5,615
Certificates and other time deposits	7,467	11,977
Other borrowed funds	812	2,352
Subordinated debt	979	1,032
Junior subordinated debt	1,204	1,600

Total interest expense	13,954	22,576

Net interest income	48,510	47,996
Provision for credit losses	9,000	4,150

Net interest income after provision for credit losses	39,510	43,846

Noninterest income:
Customer service fees	4,112	3,876
Net gain on securities	15	—
Wealth management fees	2,202	2,338
Other	4,469	4,501

Total noninterest income	10,798	10,715

Noninterest expense:
Salaries and employee benefits	22,277	20,759
Occupancy	5,869	5,265
Technology	2,505	2,330
Professional fees	1,197	1,009
Postage, delivery and supplies	721	1,073
Marketing	431	413
Core deposit and other intangibles amortization	565	585
Acquisition costs	—	562
FDIC insurance assessments	1,232	606
Other	4,801	4,786

Total noninterest expense	39,598	37,388

Income before income taxes	10,710	17,173
Provision for income taxes	3,303	5,564

Net income	$7,407	$11,609

Preferred stock dividends	1,884	—

Net income available to common shareholders	$5,523	$11,609

Earnings per common share:
Basic	$0.08	$0.16

Diluted	$0.08	$0.16

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2008	—	$—	74,926	$74,926	$110,367	$309,903	(1,768)	$(20,493)	$5,556	$480,259
Comprehensive income:
Net income						11,609				11,609
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $1,499									2,784	2,784
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of $3,066									5,694	5,694

Total comprehensive income										20,087

Issuance of common stock			44	44	269					313
Shares issued in stock awards			20	20	(20)					—
Shares held in Rabbi Trust			(7)	(7)	(64)					(71)
Repurchase of common stock							(100)	(906)		(906)
Stock-based compensation expense					715					715
Cash dividends paid						(4,027)				(4,027)

BALANCE AT MARCH 31, 2008	—	$—	74,983	$74,983	$111,267	$317,485	(1,868)	$(21,399)	$14,034	$496,370

BALANCE AT JANUARY 1, 2009	125,198	$118,012	75,128	$75,128	$121,918	$332,009	(1,868)	$(21,399)	$17,471	$643,139
Comprehensive income:
Net income						7,407				7,407
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $2,181									4,051	4,051
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of ($1,553)									(2,884)	(2,884)

Total comprehensive income										8,574

Issuance of common stock			26	26	41					67
Shares issued in stock awards			19	19	(19)					—
Shares held in Rabbi Trust			(5)	(5)	(21)					(26)
Preferred stock dividend and amortization of preferred stock discount		320				(1,884)				(1,564)
Stock-based compensation expense					958					958
Cash dividends paid						(4,034)				(4,034)

BALANCE AT MARCH 31, 2009	125,198	$118,332	75,168	$75,168	$122,877	$333,498	(1,868)	$(21,399)	$18,638	$647,114

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,407	$11,609
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	334	227
Net gain on securities	(15)	—
Net gain on loans	(113)	(306)
Provision for credit losses	9,000	4,150
Writedowns, less gains on sale, of real estate acquired by foreclosure	24	(134)
Depreciation and amortization	2,613	2,589
Stock-based compensation expense (net of tax benefit recognized)	701	515
Excess tax benefits from share-based payment arrangements	—	(5)
Net decrease in loans held for sale	124	9,421
Net gain on sale of bank assets	(13)	(185)
Net decrease (increase) in accrued interest receivable and other assets	1,441	(5,590)
Net increase (decrease) in accrued interest payable and other liabilities	6,233	(4,565)

Net cash provided by operating activities	27,736	17,726
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	4,207	5,060
Proceeds from the sale of available-for-sale securities	375	—
Proceeds from the maturities or calls and paydowns of available-for-sale securities	38,377	30,060
Purchases of available-for-sale securities	(73,433)	(80,784)
Purchases of held-to-maturity securities	(2,149)	(1,895)
Net decrease (increase) in loans held for investment	60,188	(93,645)
Proceeds from sale of real estate acquired by foreclosure	283	1,330
Payment of earnout obligations related to the acquisition of MBM Advisors, Inc.	—	(2,222)
Cash and cash equivalents acquired with First Horizon National Corp. branch acquisition	—	15,301
Proceeds from sale of loans originated as held for investment	—	4,218
Proceeds from sale of premises and equipment	160	124
Purchase of premises and equipment	(6,058)	(3,323)

Net cash provided by (used in) investing activities	21,950	(125,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	115,320	(114,088)
Net (decrease) increase in short-term other borrowed funds	(130,312)	228,782
Proceeds from issuance of common stock	67	309
Repurchase of common stock	(26)	(977)
Excess tax benefits from share-based payment arrangements	—	5
Dividends paid	(5,129)	(4,027)

Net cash (used in) provided by financing activities	(20,080)	110,004

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,606	1,954
CASH AND CASH EQUIVALENTS:
Beginning of period	113,163	133,670

End of period	$142,769	$135,624

Supplemental information:
Income taxes paid	$—	$625
Interest paid	15,717	24,539
Noncash investing and financing activities - Acquisition of real estate through foreclosure of collateral	2,960	1,555

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are unaudited and include the accounts of Sterling Bancshares, Inc. and its subsidiaries (the “Company”) except for those subsidiaries where it has been determined that the Company is not the primary beneficiary. The Company’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.

Recent Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-4 (“FSP 157-4”) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in United States Generally Accepted Accounting Principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSP’s do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. For debt securities where the fair value of the security is less than its amortized cost basis at the measurement date, an entity should recognize an other-than-temporary impairment if the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current period credit loss), this FSP changes the presentation and amount of the other-than-temporary impairment recognized in the statement of earnings. In those instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. The total other-than-temporary impairment is presented in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that an entity does not expect to collect related to a debt security. These FSP’s shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. Management has not completed its evaluation of these issues; however, the Company does not expect them to be material to its financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This interim disclosure will be included in the Company’s interim financial statements beginning in the second quarter of 2009.

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

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”) Business Combinations (Revised 2007). SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement became effective as of December 15, 2008 and will have a significant impact on the Company’s accounting for business combinations closing after January 1, 2009.

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

3.	SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$12,001	$9	$—	$12,010
Obligations of states of the U.S. and political subdivisions	1,236	31	—	1,267
Mortgage-backed securities and collateralized mortgage obligations	630,952	14,108	(945)	644,115
Other securities	17,325	76	(833)	16,568

Total	$661,514	$14,224	$(1,778)	$673,960

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$95,711	$1,648	$(518)	$96,841
Mortgage-backed securities and collateralized mortgage obligations	74,262	180	(12,082)	62,360

Total	$169,973	$1,828	$(12,600)	$159,201

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$1,749	$25	$—	$1,774
Obligations of states of the U.S. and political subdivisions	1,331	27	—	1,358
Mortgage-backed securities and collateralized mortgage obligations	608,811	8,487	(1,270)	616,028
Other securities	15,252	—	(1,055)	14,197

Total	$627,143	$8,539	$(2,325)	$633,357

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$95,910	$1,930	$(228)	$97,612
Mortgage-backed securities and collateralized mortgage obligations	76,129	86	(9,967)	66,248

Total	$172,039	$2,016	$(10,195)	$163,860

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at March 31, 2009 are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$12,362	$12,373	$14,297	$14,442
Due after one year through five years	875	904	52,228	53,262
Due after five years through ten years	—	—	25,970	25,970
Due after ten years	—	—	3,216	3,167
Mortgage-backed securities and collateralized mortgage obligations	630,952	644,115	74,262	62,360
Other securities	17,325	16,568	—	—

Total	$661,514	$673,960	$169,973	$159,201

The following table summarizes the proceeds received and gross realized gains on investment securities (in thousands):

	Three months ended March 31,
	2009	2008
Proceeds from sales and calls	$375	$—
Gross realized gains	15	—

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

Securities with unrealized losses segregated by length of impairment at March 31, 2009 were as follows (in thousands):

	March 31, 2009
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$11,000	$—	$11,000	$—	$—	$—
Obligations of states of the U.S. and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	4,454	(12)	4,442	14,705	(933)	13,772
Other securities	3,293	(527)	2,766	11,641	(306)	11,335

Total	$18,747	$(539)	$18,208	$26,346	$(1,239)	$25,107

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$25,099	$(518)	$24,581	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	5,079	(355)	4,724	62,696	(11,727)	50,969

Total	$30,178	$(873)	$29,305	$62,696	$(11,727)	$50,969

The average loss on securities in an unrealized loss position was approximately 10% of the amortized cost basis at March 31, 2009. Securities in a loss position of less than 12 months have an average loss of less than 3% of the amortized cost basis at March 31, 2009.

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

The average loss on securities in an unrealized loss position was approximately 6% of the amortized cost basis at December 31, 2008. During the fourth quarter of 2008, realized losses of $722 thousand were recorded on certain interest-only securities. These securities are tied to an underlying government guaranteed loan and are subject to prepayment and interest rate fluctuations. Given the length of time these securities had been in an unrealized loss position, current prepayment factors for the underlying loan and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired.

Securities in a loss position of less than 12 months have an average loss of less than 5% of the amortized cost basis at December 31, 2008.

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at March 31, 2009.

Securities with carrying values totaling $289 million and fair values totaling $286 million were pledged to secure public deposits at March 31, 2009.

4.	LOANS

The loan portfolio is classified by major type as follows (in thousands):

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Loans held for sale	$1,395	0.0%	$1,524	0.0%
Loans held for investment
Domestic:
Commercial and industrial	1,050,363	28.2%	1,093,942	28.8%
Real estate:
Commercial	1,786,367	47.9%	1,763,712	46.5%
Construction	499,262	13.4%	545,303	14.4%
Residential mortgage	319,981	8.6%	309,622	8.2%
Consumer/other	58,907	1.6%	63,883	1.7%
Foreign
Commercial and industrial	10,209	0.3%	13,577	0.4%
Other loans	2,279	0.0%	2,251	0.0%

Total loans held for investment	3,727,368	100.0%	3,792,290	100.0%

Total loans	$3,728,763	100.0%	$3,793,814	100.0%

Loan maturities and rate sensitivity of the loans held for investment, excluding residential mortgage and consumer loans, at March 31, 2009 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$729,240	$265,834	$55,289	$1,050,363
Real estate - commercial	253,336	780,557	752,474	1,786,367
Real estate - construction	244,316	166,896	88,050	499,262
Foreign loans	7,789	4,542	—	12,331

Total	$1,234,681	$1,217,829	$895,813	$3,348,323

Loans with a fixed interest rate	$209,886	$750,534	$260,978	$1,221,398
Loans with a floating interest rate	1,024,795	467,295	634,835	2,126,925

Total	$1,234,681	$1,217,829	$895,813	$3,348,323

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, San Antonio, Dallas and Fort Worth, Texas metropolitan areas.

Our largest concentration in any single industry is in our energy portfolio. At March 31, 2009, our energy portfolio totaled $433 million which represents approximately 12% of total loans held for investment. The petroleum industry is usually divided into three major components: upstream, midstream and downstream. The composition of the collateral of our upstream energy portfolio, at March 31, 2009, consists of 59% gas reserves and 41% oil reserves. The upstream oil sector is a term commonly used to refer to the exploration for and the recovery and production of crude oil and natural gas. The upstream oil sector is also known as the exploration and production sector. These reserve-based loans represent approximately 70% of our energy portfolio. Our remaining energy portfolio consists of well-secured loans to companies that would be classified as midstream energy companies. A midstream energy company is a company that processes and transports crude oil and natural gas. The energy lending group participates in shared national credits which are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits. As of March 31, 2009, excluding the energy portfolio, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported in the balance sheet as loans held for investment stated at the principal amount outstanding adjusted for charge-offs, the allowance for loan losses, deferred fees or costs and unamortized premiums or discounts. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value. During the first quarter of 2008, the Company sold $2.2 million of performing commercial real estate loans that were originally acquired as held for investment. This sale resulted in a net gain of $82 thousand for the three months ended March 31, 2008. These loans were sold as part of the Company’s ongoing management of the size, concentrations and risk profile of the loan portfolio.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between Sterling Bank (the “Bank”) and such related parties have been and are in the ordinary course of business and are made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	March 31, 2009	December 31, 2008
Beginning balance	$2,100	$2,189
New loans	26	—
Repayments	(174)	(89)

Ending balance	$1,952	$2,100

A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The recorded investment in impaired loans was $103 million and $87.5 million at March 31, 2009 and December 31, 2008, respectively. Such impaired loans required an allowance for loan losses of $23.4 million and $16.1 million, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2009 and 2008 was $94.7 million and $24.2 million, respectively. No interest on impaired loans was received during the three months ended March 31, 2009 and 2008, respectively.

Nonperforming loans of $103 million and $87.5 million at March 31, 2009 and December 31, 2008, respectively, have been categorized by management as nonaccrual loans. Interest foregone on nonaccrual loans was $1.6 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively. There were no restructured loans as of March 31, 2009 and December 31, 2008.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Accruing loans 90 days past due or more were $7.5 million and $8.4 million at March 31, 2009 and December 31, 2008, respectively. The balance at March 31, 2009 consists primarily of one loan that is well-secured and in the process of collection.

5.	ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$49,177	$34,446
Loans charged-off	2,858	3,505
Loan recoveries	(832)	(590)

Net loans charged-off	2,026	2,915
Provision for loan losses	9,552	4,150

Allowance for loan losses at end of period	56,703	35,681

Allowance for unfunded loan commitments at beginning of period	1,654	927
Provision (credit) for losses on unfunded loan commitments	(552)	—

Allowance for unfunded loan commitments at end of period	1,102	927

Total allowance for credit losses	$57,805	$36,608

6.	GOODWILL AND OTHER INTANGIBLES

Goodwill totaled $173 million at March 31, 2009 and December 31, 2008. During the first quarter of 2008, goodwill increased $5.1 million due to the acquisition of First Horizon. This increase was offset by final purchase accounting adjustments related to prior acquisitions.

The Company reviews its goodwill for impairment annually or more frequently if indicators of impairment exist. Goodwill is assigned to reporting units for purposes of impairment testing. Reporting units used for the goodwill impairment testing include our banking operations and MBM Advisors. At March 31, 2009, due to the present uncertainty surrounding the global economy and volatility in the Company’s stock price, management concluded a triggering event had occurred. As part of our process for performing step one of the impairment test of goodwill, the Company estimated the fair value of both reporting units and reconciled to the Company’s overall estimated market capitalization. The estimated market capitalization considers recent trends in our market capitalization and an expected control premium, based on comparable transactional history. Based on the results of the step one impairment test, no impairment of goodwill was indicated at March 31, 2009.

Other intangible assets totaled $13.3 million at March 31, 2009 including $10.2 million related to core deposits and $3.1 million related to customer relationships. Other intangible assets totaled $13.9 million at December 31, 2008 including $10.7 million related to core deposits and $3.2 million related to customer relationships. The changes in intangibles related to core deposits and customer relationships during 2008 were related to the First Horizon branch acquisition, net of amortization. Amortization of intangible assets was $565 thousand and $585 thousand for the three months period ended March 31, 2009 and 2008, respectively.

7.	OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Federal Home Loan Bank advances	$40,500	$212,500
Repurchase agreements	61,244	59,936
Federal funds purchased	26,530	36,150
Treasury auction facility	150,000	100,000

Total	$278,274	$408,586

Federal Home Loan Bank Advances – The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. At March 31, 2009, the Company had total funds of $1.1 billion available under this agreement of which $40.5 million was outstanding with an average interest rate of 2.95%. At March 31, 2009, the Company had $40.0 million of FHLB advances with a maturity of nine years and $500 thousand of FHLB advances with a remaining maturity of one year. These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities Sold Under Agreements to Repurchase – Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day, while structured repurchase agreements with other financial institutions will have varying terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities. The securities underlying the structured repurchase agreements are held in safekeeping by the purchasing financial institution. At March 31, 2009 and December 31, 2008, the Company had securities sold under agreements to repurchase with banking customers of $11.2 million and $9.9 million, respectively. Structured repurchase agreements totaled $50.0 million at March 31, 2009 and December 31, 2008 and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. The rate on these repurchase agreements was 0.25% and 0.32%, at March 31, 2009. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Treasury Auction Facility – Treasury Auction Facilities (“TAF”) are term funds auctioned to depository institutions by the Federal Reserve Board. Each TAF auction is for a fixed amount, with the rate determined by the auction process (subject to a minimum bid rate). All advances must be fully collateralized. At March 31, 2009, we had $150 million of TAF borrowings outstanding at a rate of 0.25%. At December 31, 2008, we had $100 million of TAF borrowings outstanding at a rate of 0.42%.

Federal Funds Purchased – The Company has federal funds purchased at correspondent banks. As of March 31, 2009, federal funds outstanding with correspondent banks were $26.5 million and payable upon demand. These funds typically mature within one to ninety days.

8.	SUBORDINATED DEBT

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

On June 30, 2008, the Bank entered into a subordinated note in the aggregate principal amount of $25.0 million. The subordinated note bears interest at a rate equal to LIBOR plus 2.50% and will be reset quarterly. The unpaid principal balance plus all accrued and unpaid interest on the subordinated debt shall be due and payable on September 15, 2018. The Bank may prepay the subordinated debt without penalty on any interest payment date on or after September 15, 2013. As of March 31, 2009, the floating rate was 3.82% on the subordinated note compared to 4.50% at December 31, 2008.

9.	JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of March 31, 2009 and December 31, 2008, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

The trust preferred securities issued under Statutory Trust One, BOTH Capital Trust I, and Capital Trust IV bear interest on a floating rate that resets quarterly. As of March 31, 2009, the floating rate on these securities was 4.67%, 4.19% and 2.92%, respectively compared to 4.91%, 7.92% and 3.60%, respectively, at December 31, 2008.

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

The Company may designate a derivative as either an accounting hedge of the fair value of a recognized fixed rate asset or an unrecognized firm commitment (“fair value” hedge), or an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values. To the extent a hedge is considered effective, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income, net of income taxes. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized as other income in the results of operations.

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

In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair value hedge of the Company’s $50.0 million subordinated debentures and qualifies for the “short-cut” method of accounting (discussed in Note 8). The swap’s fair value is included in other assets and was $3.3 million and $3.4 million with a floating rate of 4.72% and 8.38% on March 31, 2009 and December 31, 2008, respectively. The Company’s credit exposure on the interest rate swap is limited to its net favorable fair value, if any, and the interest payment receivable from the counterparty.

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

For cash flow hedges, the gain or loss on the effective portion of the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. For the three months ended March 31, 2009, the Company recorded a gain of $763 thousand due to cash flow hedge ineffectiveness. There were no hedge ineffectiveness gains or losses related to the cash flow hedges for the three months ended March 31, 2008. The accumulated net after-tax gain on the floor and collar contracts included in accumulated other comprehensive income totaled $10.5 million and $13.4 million at March 31, 2009 and December 31, 2008, respectively. The total fair value of the interest-rate collar and floor was $17.2 million and $21.0 million at March 31, 2009 and December 31, 2008, respectively, and is included in other assets.

11.	STOCK-BASED COMPENSATION

The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock units, restricted stock units, phantom stock awards, stock appreciation rights or stock options. On August 31, 2007, the Board of Directors of the Company approved and adopted the Long-Term Incentive Stock Performance Program (the “Program”) pursuant to which the Human Resource Programs Committee of the Board of Directors (the “Committee”) may award equity-based awards to employees who are actively employed by the Company. All awards will be made under the 2003 Stock Plan and vest over a three year period.

Total stock-based compensation expense that was charged against income was $958 thousand and $715 thousand for the three month periods ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $258 thousand and $199 thousand for the three months ended March 31, 2009 and 2008, respectively.

On December 20, 2007, the Company entered into a new employment agreement with its chief executive officer (“CEO”). This agreement replaced the existing agreement, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”), to be earned based on specified performance metrics. The total value of this stock grant was based on the current market price on the date of grant. Under the revised agreement, the new performance metrics include earnings per share growth versus the Company’s peer banks and return on assets performance versus the Company’s peer banks. In addition, the vesting period changed from four years to three years. Based on these performance metrics, the CEO will earn a specific number of the eligible share units on December 31, 2009. As of March 31, 2009, there was $526 thousand of total unrecognized compensation expense related to the PRSUs. If the performance measures are not met, no future compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

Stock Purchase Plan – The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 2.3 million shares of the Company’s common stock may be issued under the Purchase Plan subject to adjustment upon changes in capitalization. During the three months ended March 31, 2009, 23,265 shares were subscribed for through payroll deductions under the Purchase Plan compared to 14,345 shares for the same period in 2008.

12.	EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended March 31,
	2009	2008
Net income available to common shareholders	$5,523	$11,609

Basic:
Weighted average shares outstanding	73,285	73,152
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and nonvested share awards	186	253

Total	73,471	73,405

Earnings per common share:
Basic	$0.08	$0.16

Diluted	$0.08	$0.16

The incremental shares for the assumed exercise of the outstanding options and nonvested share awards were determined by application of the treasury stock method. The calculation of diluted earnings per share excludes 1,461,115 and 498,707 options and nonvested share awards outstanding for the three months ended March 31, 2009 and 2008, respectively, which were antidilutive. In addition, the calculation excludes the Warrant to purchase 2.6 million shares of common stock outstanding for the three month period ending March 31, 2009, which were antidilutive.

13.	COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $3.1 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively. Refer to the 2008 Form 10-K for information regarding these commitments.

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

14.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit.

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	March 31, 2009	December 31, 2008
Commitments to extend credit	$778,116	$870,088
Standby and commercial letters of credit	79,590	104,079

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

15.	REGULATORY MATTERS

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of March 31, 2009 and December 31, 2008, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

On December 12, 2008, as part of the TARP Capital Purchase Program, the Company entered into a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the Company for a purchase price of $125 million in cash (i) sold 125,198 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series J and (ii) issued a Warrant to purchase 2.6 million shares of the Company’s common stock, for a price of $7.18 per share. The Series J Preferred Stock is nonvoting and qualifies as Tier 1 Capital. The Preferred Stock dividend reduces earnings available to common shareholders and is computed at an annual rate of 5% per year for the first five years, and 9% per year thereafter.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of March 31, 2009:
Total capital (to risk weighted assets)	$636,584	15.4%	$331,311	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	517,094	12.5%	165,656	4.0%	N/A	N/A
Tier 1 capital (to average assets)	517,094	10.6%	195,234	4.0%	N/A	N/A
As of December 31, 2008:
Total capital (to risk weighted assets)	$632,015	14.9%	$338,491	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	513,518	12.1%	169,245	4.0%	N/A	N/A
Tier 1 capital (to average assets)	513,518	10.6%	194,316	4.0%	N/A	N/A
STERLING BANK:
As of March 31, 2009:
Total capital (to risk weighted assets)	$630,387	15.2%	$331,314	8.0%	$414,142	10.0%
Tier 1 capital (to risk weighted assets)	510,897	12.3%	165,657	4.0%	248,485	6.0%
Tier 1 capital (to average assets)	510,897	10.5%	195,098	4.0%	243,873	5.0%
As of December 31, 2008:
Total capital (to risk weighted assets)	$627,695	14.9%	$338,224	8.0%	$422,780	10.0%
Tier 1 capital (to risk weighted assets)	509,198	12.0%	169,112	4.0%	253,668	6.0%
Tier 1 capital (to average assets)	509,198	10.5%	194,180	4.0%	242,725	5.0%

On January 1, 2004, the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules when fully transitioned and applicable on March 31, 2011, will limit the aggregate amount of cumulative perpetual preferred stock, trust preferred securities and certain other capital elements; require bank holding companies to deduct goodwill, less any associated deferred tax liability, from the sum of core capital elements in calculating the amount of restricted core capital elements that may be included in Tier 1 capital. At March 31, 2009, the entire amount of the $80.2 million of trust preferred securities outstanding counted as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. Under the transitioned rules, there is not a material impact on the Company’s consolidated capital ratios at March 31, 2009.

Dividend restrictions – Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. At March 31, 2009, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $190 million by the Bank.

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$673,960	$—	$671,493	$2,467
Cash flow hedges	17,170	—	17,170	—
Loans held for sale	1,395	—	—	1,395
Interest rate swap	3,335	—	3,335	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets measured on a nonrecurring basis include impaired loans that are collateral dependent, other real estate owned and other repossessed assets which are measured using appraisals and third party estimates and are considered Level 2 or Level 3 inputs within the fair value hierarchy. For the three months ended March 31, 2009, the Company had additions to impaired loans, other real estate owned and other repossessed assets of $22.7 million, $2.6 million and $44 thousand, respectively, which were outstanding at March 31, 2009 and measured using the fair value hierarchy. In 2008, as part of the TARP Capital Purchase Program, we sold 125,198 preferred shares for a purchase price of $125 million and issued a Warrant to purchase 2.6 million shares of the Company’s common stock. The proceeds from the TARP Capital Purchase Program were allocated between the Preferred Shares and the Warrant based on relative fair values. The Preferred Shares were determined using Level 3 inputs based on similar types of securities. The fair value of the Warrant was determined based on Level 2 inputs using the Black-Scholes-Merton option pricing model.

The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009 and summarizes gains and losses due to changes in fair value. Level 3 available-for-sale securities include certain interest-only strips which are valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and prepayment rates.

	Level 3 Instruments Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2009
	Available-for-Sale Securities	Loans held for sale
Balance, January 1, 2009	$2,516	$1,524
Total gains or losses for the period included in:
Noninterest income	—	—
Other comprehensive income	153	—
Purchases, issuances, settlements and amortization	(202)	(129)
Transfers in and/or out of Level 3	—	—

Balance, March 31, 2009	$2,467	$1,395

Net unrealized losses included in net income for the period relating to assets held at March 31, 2009	$—	$—

There were no realized gains or losses related to Level 3 assets recorded during the three months ended March 31, 2009 and 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•	the effect of fiscal and governmental policies of the United States federal government;

•

due to our participation in programs, such as the TARP Capital Purchase Program, sponsored by the U.S. Government, we are subject to certain restrictions on our business and these programs are subject to change beyond our control;

•	federal and state governments could pass legislation responsive to current credit conditions; and

•

we could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, we could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible. New legislation and regulatory changes could also result in the loss of revenue or require us to change our business practices such as by limiting the fees we may charge.

Forward-looking statements speak only as of the date of this report. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

For additional discussion of such risks, uncertainties and assumptions, see our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

OVERVIEW

For more than 34 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to medium-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 60 banking centers in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas.

At March 31, 2009, we had consolidated total assets of $5.1 billion, total loans of $3.7 billion, total deposits of $3.9 billion and shareholder’s equity of $647 million.

We reported net income available to common shareholders of $5.5 million, or $0.08 per diluted common share for the quarter ended March 31, 2009, compared to $11.6 million or $0.16 per diluted common share earned for the first quarter of 2008.

Our earnings this quarter were impacted by an increased loan loss provision related to one previously announced nonperforming energy loan relationship, as well as an increased loan loss provision related to a slowing economy. Our nonperforming assets increased this quarter as we continued to feel the effects of a weakening economy. We do not anticipate seeing significant losses from these nonperforming loans due to the underlying collateral values.

Despite a challenging economy, we had very strong deposit growth in the first quarter of 2009. We continue to remain a valuable core funded franchise with almost 30% of our deposits being noninterest-bearing. While, historically low interest rates continue to be a challenge for us as it is for all banks, our current net interest margin remains healthy at 4.32%.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of March 31, 2009.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. We have identified five accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, and the sensitivity of our Consolidated Financial Statements to those judgments, estimates and assumptions, are critical to an understanding of our Consolidated Financial Statements. These policies relate to the methodology that determines our valuation of financial instruments, allowance for credit losses, accounting for goodwill and other intangibles, accounting for derivatives and the assumptions used in determining stock-based compensation.

These policies and the judgments, estimates and assumptions are described in greater detail in our 2008 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Organization and Summary of Significant Accounting and Reporting Policies.”

RECENT ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-4 (“FSP 157-4”) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Management has not completed its evaluation of this issue; however, the Company does not expect it to be material to its financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in United States Generally Accepted Accounting Principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSP’s do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. For debt securities where the fair value of the security is less than its amortized cost basis at the measurement date, an entity should recognize an other-than-temporary impairment if the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current period credit loss), this FSP changes the presentation and amount of the other-than-temporary impairment recognized in the statement of earnings. In those instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. The total other-than-temporary impairment is presented in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that an entity does not expect to collect related to a debt security. These FSP’s shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. Management has not completed its evaluation of these issues; however, the Company does not expect them to be material to its financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This interim disclosure will be included in the Company’s interim financial statements beginning in the second quarter of 2009.

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

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”) Business Combinations (Revised 2007). SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement became effective as of December 15, 2008 and will have a significant impact on the Company’s accounting for business combinations closing after January 1, 2009.

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

SELECTED FINANCIAL DATA

	Three Months Ended March 31,		Year Ended December 31,
	2009	2008	2008
	(Dollars and shares in thousands, except per share
INCOME STATEMENT DATA:
Net interest income	$48,510	$47,996	$198,084
Provision for credit losses	9,000	4,150	29,917
Noninterest income	10,798	10,715	41,027
Noninterest expense	39,598	37,388	153,210
Income before income taxes	10,710	17,173	55,984
Net income	7,407	11,609	38,619
Net income available to common shareholders	5,523	11,609	38,221
BALANCE SHEET DATA (at period-end):
Total assets	$5,074,831	$4,745,461	$5,079,979
Total loans	3,728,763	3,548,750	3,793,814
Allowance for loan losses	56,703	35,681	49,177
Total securities	843,933	708,474	805,396
Total deposits	3,934,457	3,644,917	3,819,137
Other borrowed funds	278,274	425,929	408,586
Subordinated debt	78,310	49,142	78,335
Junior subordinated debt	82,734	82,734	82,734
Common equity	528,782	496,370	525,127
Preferred equity	118,332	—	118,012
COMMON SHARE DATA:
Earnings per common share (1):
Basic shares	$0.08	$0.16	$0.52
Diluted shares	$0.08	$0.16	$0.52
Shares used in computing earnings per common share:
Basic shares	73,285	73,152	73,177
Diluted shares	73,471	73,405	73,488
End of period common shares outstanding	73,300	73,115	73,260
Book value per common share at period-end:
Total	$7.21	$6.79	$7.17
Tangible	$4.67	$4.21	$4.61
Cash dividends paid per common share	$0.055	$0.055	$0.220
Common stock dividend payout ratio	54.47%	34.69%	41.72%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	4.21%	9.43%	7.60%
Return on average tangible common equity (2)	6.93%	15.56%	12.58%
Return on average assets (2)	0.59%	1.01%	0.80%
Return on average tangible assets (2)	0.65%	1.09%	0.86%
Tax equivalent net interest margin (3)	4.32%	4.67%	4.55%
Efficiency ratio (4)	66.12%	62.34%	63.04%
Full-time equivalent employees	1,124	1,103	1,116
Number of banking centers	60	59	59
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	98.22%	96.75%	101.31%
Period-end shareholders’ equity to total assets	12.75%	10.46%	12.66%
Average shareholders’ equity to average assets	12.81%	10.75%	10.50%
Period-end tangible capital to total tangible assets	9.42%	6.76%	9.32%
Period-end tangible common capital to total tangible assets	7.00%	6.76%	6.91%
Tier 1 capital to risk-weighted assets	12.49%	8.72%	12.14%
Total capital to risk-weighted assets	15.37%	10.72%	14.94%
Tier 1 leverage ratio (Tier 1 capital to average assets)	10.59%	8.46%	10.57%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.55%	1.03%	1.34%
Period-end allowance for loan losses to period-end loans	1.52%	1.01%	1.30%
Period-end allowance for loan losses to nonperforming loans	55.35%	162.46%	56.21%
Nonperforming loans to period-end loans	2.75%	0.62%	2.31%
Nonperforming assets to period-end assets	2.18%	0.55%	1.84%
Net charge-offs to average loans (2)	0.22%	0.34%	0.40%

(1)	The calculation of diluted earnings per share excludes 1,461,115 and 498,707 options and nonvested share awards outstanding for the three months ended March 31, 2009 and 2008, respectively, and 837,381 options and nonvested share awards outstanding for the year 2008, which were antidilutive. In addition, the calculation excludes the Warrant to purchase 2.6 million shares of common stock outstanding for the three month period ending March 31, 2009, which were antidilutive.

(2)	Interim periods annualized.

(3)	Taxable-equivalent basis assuming a 35% tax rate.

(4)	The efficiency ratio is calculated by dividing noninterest expense less acquisition costs and hurricane related costs by tax equivalent basis net interest income plus noninterest income less net gain (loss) on investment securities.

RESULTS OF OPERATIONS

Net Income – Net income available to common shareholders was $5.5 million, or $0.08 per diluted common share, for the first quarter ended March 31, 2009, compared to $11.6 million, or $0.16 per diluted common share, earned for the first quarter of 2008.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. During 2008, the FOMC significantly reduced overnight interest rates by 200 basis points to 2.25% at March 31, 2008 and an additional 200 basis points to 0.25% at December 31, 2008. Rates remained at this historically low level throughout the first quarter of 2009. This decline in interest rates negatively impacted our net interest income and margin during 2008 and 2009.

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands).

	Three Months Ended March 31,
	(Dollars in thousands)
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$1,876	$26	5.66%	$78,331	$1,384	7.11%
Loans held for investment (1):
Taxable	3,775,098	52,914	5.68%	3,404,998	61,626	7.28%
Non-taxable (2)	5,049	88	7.04%	2,974	61	8.27%
Securities:
Taxable	709,776	8,558	4.89%	567,343	6,549	4.64%
Non-taxable (2)	96,892	1,302	5.45%	97,411	1,251	5.17%
Trading assets	—	—	—	4,395	21	1.91%
Federal funds sold	9,740	6	0.27%	4,990	39	3.13%
Deposits in financial institutions	257	—	0.07%	437	3	3.01%

Total interest-earning assets	4,598,688	62,894	5.55%	4,160,879	70,934	6.86%
Noninterest-earning assets:
Cash and due from banks	103,035			98,377
Premises and equipment, net	48,729			36,400
Other assets	370,230			341,837
Allowance for loan losses	(48,743)			(34,076)

Total noninterest-earning assets	473,251			442,538

Total Assets	$5,071,939			$4,603,417

Interest-Bearing Liabilities:
Deposits:
Demand and savings	$1,565,770	$3,492	0.90%	$1,430,887	$5,615	1.58%
Certificates and other time	1,154,420	7,467	2.62%	1,125,983	11,977	4.28%
Other borrowed funds	365,408	812	0.90%	323,622	2,352	2.92%
Subordinated debt	77,820	979	5.10%	49,272	1,032	8.42%
Junior subordinated debt	82,734	1,204	5.90%	82,734	1,600	7.78%

Total interest-bearing liabilities	3,246,152	13,954	1.74%	3,012,498	22,576	3.01%
Noninterest-bearing sources:
Demand deposits	1,130,230			1,046,412
Other liabilities	45,698			49,554

Total noninterest-bearing liabilities	1,175,928			1,095,966
Shareholders’ equity	649,859			494,953

Total liabilities and shareholders’ equity	$5,071,939			$4,603,417

Tax equivalent net interest income and margin (2) (3)		48,940	4.32%		48,358	4.67%

Tax equivalent adjustment:
Loans		28			19
Securities		402			343

Total tax equivalent adjustment		430			362

Net interest income		$48,510			$47,996

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(2)	Taxable-equivalent adjustments are the result of increasing income from nontaxable loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

Tax equivalent net interest income increased $582 thousand or 1.2% to $48.9 million for the three month period ended March 31, 2009, compared to the same time period in 2008. Our tax equivalent net interest margin was 4.32% for the three month period ended March 31, 2009 compared to 4.67% for the three month period ended March 31, 2008. This decline in net interest margin was due, in part, to the significant decline in short-term interest rates and an increase in nonperforming assets. The negative impact of the decline in short-term interest rates was partially mitigated by the work we have done in recent years to position our balance sheet to be more neutral to movements in short-term interest rates including the interest rate hedge that was established in 2006.

Interest income on loans decreased $10.0 million for the three month period ended March 31, 2009 compared to the same period in 2008, due to a decrease in yield earned of 159 basis points. This decrease in yield was due to the decline in interest rates in 2008 and an increase in nonperforming loans during 2008 and 2009. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income. The decrease in yield was partially offset by an increase in average total loans of $296 million or 8.5% for the three months ended March 31, 2009 over the comparable period in 2008 and additional interest income from the interest rate hedge that we purchased in 2006 which provided additional interest income of $2.5 million or 22 basis points to net interest margin for the three month period ended March 31, 2009. The hedge effectively converts a portion of our loan portfolio from variable rate loans to fixed rate loans.

Tax equivalent interest income on securities increased $2.0 million for the three month period ended March 31, 2009 compared to the same period in 2008 due to an increase in the average securities portfolio (including trading assets) and yield earned. Average securities increased $138 million or 20.6% for the three month period ended March 31, 2009 compared to the same period in 2008. Tax equivalent yield earned on securities increased 26 basis points for the three month period ended March 31, 2009 compared to the same period in 2008.

Total interest expense decreased $8.6 million for the three month period ended March 31, 2009 over the comparable period in 2008 due to a decline in interest rates. The decline in interest rates was offset by an increase in average interest-bearing liabilities for the three month period ended March 31, 2009 of $234 million or 7.8% compared to the same period in 2008. This decrease in interest expense was primarily due to a decrease in interest expense on deposits of $6.6 million for the three month period ended March 31, 2009 compared to the same period in 2008 resulting from a decrease in the average rate paid on all interest-bearing deposits of 114 basis points.

Average other borrowings for the three month period ended March 31, 2009 increased $41.8 million compared to the same period in 2008. These borrowings provided additional funding at a rate of 0.90% for the three month period ended March 31, 2009, for a decrease in funding costs of 202 basis points over the same period in 2008. The decrease in interest rates contributed to a decrease in interest expense on other borrowings of $1.5 million for the three month period ended March 31, 2009 compared to the same period in 2008.

Noninterest Income – Noninterest income consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Customer service fees	$4,112	$3,876
Net gain on securities	15	—
Wealth management fees	2,202	2,338
Net gain on loans	113	306
Bank-owned life insurance	905	824
Debit card income	575	589
Federal Home Loan Bank stock dividends	36	115
Other	2,840	2,667

Total	$10,798	$10,715

Total noninterest income for the three month period ended March 31, 2009 increased $83 thousand compared to the same period in 2008. Details of the changes in the various components of noninterest income are discussed below:

Customer service fees for the three months ended March 31, 2009 increased $236 thousand compared to the same period in 2008. This increase was partly attributable to the lower earnings credit rate on our commercial accounts on analysis, which is a direct result of lower short-term interest rates.

Wealth management fees decreased $136 thousand for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in wealth management fees was due primarily to a decline in investment management fees which are assessed based on the market value of managed assets. Our wealth management group provides customized solutions for high net worth customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services, as well as insurance and risk management services.

Other noninterest income increased $173 thousand for the three months ended March 31, 2009 compared to the same period in 2008. This increase was due primarily to $763 thousand in gains recorded as a result of the cash flow hedge ineffectiveness for the first quarter of 2009. This increase was partially offset by $323 thousand we received during the first quarter of 2008 from the mandatory redemption of some of our shares of Visa, Inc. related to Visa Inc.’s Initial Public Offering during 2008.

Noninterest Expense – Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Salaries and employee benefits	$22,277	$20,759
Occupancy	5,869	5,265
Technology	2,505	2,330
Professional fees	1,197	1,009
Postage, delivery and supplies	721	1,073
Marketing	431	413
Core deposit and other intangibles amortization	565	585
Acquisition costs	—	562
FDIC insurance assessments	1,232	606
Net gains and carrying costs of other real estate and foreclosed property	158	(69)
Other	4,643	4,855

Total	$39,598	$37,388

Total noninterest expense for the three month period ended March 31, 2009 increased $2.2 million compared to the same period in 2008. We completed one acquisition in 2008 which resulted in an increase in noninterest expense of approximately $527 thousand for the first quarter of 2009 compared to the first quarter of 2008. Details of the changes in the various components of noninterest expense are discussed below:

Salaries and employee benefits for the three month period ended March 31, 2009 increased $1.5 million compared to the same period in 2008. This increase was due, in part, to increased employee benefits costs including additional employer matches related to changes in the Company’s 401(k) benefit plan and higher medical costs.

Occupancy expense for the three month period ended March 31, 2009 increased $604 thousand compared to the same period in 2008. During the first quarter of 2008, we added ten banking centers in conjunction with the First Horizon branch acquisitions which resulted in additional occupancy expense of $201 thousand for the first quarter of 2009.

Technology expense increased $175 thousand for the three month period ended March 31, 2009 compared to the same period in 2008, primarily due to additional software licensing costs.

During the first quarter of 2008, we recorded $562 thousand in acquisition-related expenses incurred in connection with the First Horizon branch acquisition. Acquisition expenses include retention bonuses and data processing costs related to the conversion of computer systems.

We have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program which allows funds in noninterest-bearing transaction deposit accounts to be fully FDIC-insured. FDIC insurance premiums increased $626 thousand to $1.2 million for the first quarter of 2009 compared to the first quarter of 2008 due to increased FDIC assessment rates and higher average deposits.

Other noninterest expense decreased $212 thousand for the three month period ended March 31, 2009 compared to the same period in 2008. No single component of other noninterest expense made up a significant portion of the change from the first quarter of 2008.

Income Taxes – We provided $3.3 million for federal and state income taxes during the three month period ended March 31, 2009 and $5.6 million for the same period in 2008. The effective tax rate was approximately 31% for the three month period ended March 31, 2009 as compared to 32% for the same period in 2008.

FINANCIAL CONDITION

Loans Held for Investment – The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Commercial and industrial	$1,050,363	28.2%	$1,093,942	28.8%
Real estate:
Commercial	1,786,367	47.9%	1,763,712	46.5%
Construction	499,262	13.4%	545,303	14.4%
Residential mortgage	319,981	8.6%	309,622	8.2%
Consumer/other	58,907	1.6%	63,883	1.7%
Foreign loans	12,488	0.3%	15,828	0.4%

Total loans held for investment	$3,727,368	100.0%	$3,792,290	100.0%

At March 31, 2009, loans held for investment were $3.7 billion, a decrease of $64.9 million or 1.7% over loans held for investment at December 31, 2008. The decline in loan growth during the first quarter of 2009, was due in part to principal reductions in energy loans and a slowing demand resulting from customer decisions to defer new projects, reduce inventory positions, and pay down lines of credit.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual revenues of $100 million or less. Typically, our customers have financing requirements between $50 thousand and $5 million. At March 31, 2009, commercial real estate loans and commercial and industrial loans were 47.9% and 28.2%, respectively, of loans held for investment.

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

The following table summarizes our commercial and construction real estate loan portfolios by the type of property securing the credit. Property type concentrations are stated as a percentage of year end total commercial and construction real estate loans as of March 31, 2009 (dollars in thousands):

	Amount	%
Property type:
Office and office warehouse	$462,157	20.2%
Retail	391,859	17.1%
Acquisition and land development	281,347	12.3%
Hospitality	292,764	12.8%
1-4 family	147,450	6.5%
Industrial warehouse	88,115	3.9%
Multfamily	60,314	2.6%
Other	561,624	24.6%

	$2,285,630	100.0%

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other business relationships with us.

Our largest concentration in any single industry is in our energy portfolio. At March 31, 2009, our energy portfolio totaled $433 million which represents approximately 12% of total loans held for investment. The petroleum industry is usually divided into three major components: upstream, midstream and downstream. The composition of the collateral of our upstream energy portfolio, at March 31, 2009, consists of 59% gas reserves and 41% oil reserves. The upstream oil sector is a term commonly used to refer to the exploration for and the recovery and production of crude oil and natural gas. The upstream oil sector is also known as the exploration and production sector. These reserve-based loans represent approximately 70% of our energy portfolio. Our remaining energy portfolio consists of well-secured loans to companies that would be classified as midstream energy companies. A midstream energy company is a company that processes and transports crude oil and natural gas. The energy lending group participates in shared national credits which are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits. As of March 31, 2009, excluding the energy portfolio, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

At March 31, 2009, loans held for investment were 94.7% of deposits and 73.4% of total assets. Loans held for investment were 99.3% of deposits and 74.7% of total assets at December 31, 2008.

Loans Held for Sale – Loans held for sale totaled $1.4 million at March 31, 2009, as compared with $1.5 million at December 31, 2008.

Securities – Our securities portfolio at March 31, 2009 totaled $844 million as compared to $805 million at December 31, 2008, an increase of $38.5 million or 4.8%.

Net unrealized gains on the available-for-sale securities were $12.4 million at March 31, 2009 as compared to $6.2 million at December 31, 2008.

Deposits – The following table summarizes our deposit portfolio by type (dollars in thousands):

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Noninterest-bearing demand	$1,173,745	29.8%	$1,123,746	29.4%
Interest-bearing demand	1,586,754	40.3%	1,523,969	39.9%
Certificates and other time deposits:
Jumbo	666,722	17.0%	660,427	17.3%
Regular	301,047	7.7%	317,719	8.3%
Brokered	206,189	5.2%	193,276	5.1%

Total deposits	$3,934,457	100.0%	$3,819,137	100.0%

Total deposits as of March 31, 2009 increased $115 million to $3.9 billion, up 3.0% compared to $3.8 billion at December 31, 2008. This increase was due to internal deposit growth. The percentage of interest-bearing and noninterest-bearing demand deposits to total deposits as of March 31, 2009 was 40.3% and 29.8%, respectively, and our loan to deposit ratio was 94.8%.

We chose to participate in the FDIC’s Temporary Liquidity Guarantee Program which allows funds in noninterest-bearing transaction deposit accounts to be fully FDIC-insured. We incurred a 10 basis point surcharge to noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250 thousand.

Other Borrowed Funds – As of March 31, 2009, we had $278 million in other borrowings compared to $409 million at December 31, 2008, a decrease of $130 million. This decline in borrowings was a result of an increase in total deposits. Our primary source of other borrowings is the Federal Home Loan Bank (“FHLB”). These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. FHLB advances are available to us under a security and pledge agreement. At March 31, 2009, we had total funds of $1.1 billion available under this agreement of which $40.5 million was outstanding with an average interest rate of 2.95%. At March 31, 2009, we had $40.0 million of FHLB advances that mature in nine years and $500 thousand of FHLB advances with a remaining maturity of one year. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. At March 31, 2009 and December 31, 2008, we had securities sold under agreements to repurchase with banking customers of $11.2 million and $9.9 million, respectively. Structured repurchase agreements totaled $50.0 million at March 31, 2009 and December 31, 2008 and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. The rate on these repurchase agreements was 0.25% and 0.32%, respectively, at March 31, 2009.

Treasury Auction Facilities (“TAF”) are term funds auctioned to depository institutions by the Federal Reserve Board. Each TAF auction is for a fixed amount, with the rate determined by the auction process (subject to a minimum bid rate). All advances must be fully collateralized. At March 31, 2009, we had $150 million of TAF borrowings outstanding at a rate of 0.25%. At December 31, 2008, we had $100 million of TAF borrowings outstanding at a rate of 0.42%.

We have federal funds purchased at correspondent banks that typically mature within one to ninety days. As of March 31, 2009, federal funds outstanding with correspondent banks were $26.5 million and payable upon demand.

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

Nonperforming assets consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Nonaccrual loans	$102,450	$87,491
Real estate acquired by foreclosure	8,144	5,625
Other repossessed assets	144	154

Total nonperforming assets	$110,738	$93,270

Accruing loans past due 90 days or more	$7,464	$8,448

Nonperforming loans to period-end loans	2.75%	2.31%
Nonperforming assets to period-end assets	2.18%	1.84%

Nonperforming assets were $111 million at March 31, 2009, a $17.5 million increase from December 31, 2008. Included in the nonperforming loans balance are nonperforming loans related to an energy customer that is currently in Chapter 11 bankruptcy. Total exposure to this customer at both March 31, 2009 and December 31, 2008 totaled $29.2 million. In addition, a limited number of loans secured by owner-occupied commercial real estate moved to a nonperforming status during 2009. These loans are expected to have minimal losses due to the low loan to value of each of these real estate secured credits.

Accruing loans past due 90 days or more at March 31, 2009 totaled $7.5 million, down $984 thousand compared to $8.4 million at December 31, 2008.

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

The provision for credit losses for the three months ended March 31, 2009 was $9.0 million as compared to $4.2 million for the same period in 2008. The provision for credit losses for the first quarter of 2009 included $5.3 million of additional provision related to a previously disclosed nonperforming energy loan relationship totaling $29.2 million. This additional provision brings the total amount reserved for this relationship to $10.4 million (which includes an $800 thousand discount for purchased loans).

In the third quarter of 2008, we recorded a $2.7 million provision for credit losses related to Hurricane Ike. Approximately $220 million in outstanding loans had been identified that had collateral located in areas within the Hurricane Evacuation Zones. In the seven months since the storm, we have closely monitored the performance of these loans. After a thorough quarter-end review, it has been determined that the majority of these loans are expected to perform as agreed. A small number of these loans have moved to our monitored loan listing and have been allocated a specific reserve from the original Hurricane Ike reserve. As a result, we have reduced the amount of unallocated allowance related to Hurricane Ike by $1.7 million.

Net charge-offs were $2.0 million or 0.22% (annualized) of average total loans for the three months ended March 31, 2009 compared to $2.9 million or 0.34% (annualized) of average total loans for the same period in 2008.

The allowance for loan losses at March 31, 2009 was $56.7 million and represented 1.52% of total loans. The allowance for loan losses at March 31, 2009 was 55.35% of nonperforming loans, down from 56.21% at December 31, 2008. The allowance for unfunded lending commitments was $1.1 million as of March 31, 2009 compared to $1.7 million as of December 31, 2008.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Allowance for loan losses at beginning of period	$49,177	$34,446
Charge-offs:
Commercial, financial, and industrial	1,960	1,721
Real estate, mortgage and construction	438	1,481
Consumer	460	303

Total charge-offs	2,858	3,505

Recoveries
Commercial, financial, and industrial	640	352
Real estate, mortgage and construction	98	61
Consumer	94	177

Total recoveries	832	590

Net charge-offs	2,026	2,915
Provision for loan losses	9,552	4,150

Allowance for loan losses at end of period	56,703	35,681

Allowance for unfunded loan commitments at beginning of period	1,654	927
Provision (credit) for losses on unfunded loan commitments	(552)	—

Allowance for unfunded loan commitments at end of period	1,102	927

Total allowance for credit losses	$57,805	$36,608

Period-end allowance for credit losses to period-end loans	1.55%	1.03%
Period-end allowance for loan losses to period-end loans	1.52%	1.01%
Period-end allowance for loan losses to nonperforming loans	55.35%	162.46%
Net charge-offs to average loans (annualized)	0.22%	0.34%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of March 31, 2009 and December 31, 2008:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
March 31, 2009
+200	6.48%
+100	3.87%
Base	0.00%
-100	-5.17%
December 31, 2008
+200	4.13%
+100	2.86%
Base	0.00%
-100	-4.92%

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

CAPITAL AND LIQUIDITY

Capital – At March 31, 2009, shareholders’ equity totaled $647 million or 12.8% of total assets, as compared to $643 million or 12.7% of total assets at December 31, 2008. Our risk-based capital ratios together with the minimum capital amounts and ratios at March 31, 2009 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$636,584	15.4%	$331,311	8.0%
Tier 1 capital (to risk weighted assets)	517,094	12.5%	165,656	4.0%
Tier 1 capital (to average assets)	517,094	10.6%	195,234	4.0%

During 2008, we received $125 million in capital from capital from the U.S. Treasury department as the result of our participation in the U.S. Treasury’s Capital Purchase Program. See Note 15 to our Consolidated Financial Statements for further discussion of regulatory capital requirements.

Liquidity – The objectives of our liquidity management is to maintain our ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate on an ongoing basis. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. In recent years, our liquidity needs have primarily been met by growth in deposits including brokered certificates of deposit. In addition to deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing securities and loan portfolios. For more information regarding liquidity, please refer to our 2008 Annual Report on Form 10-K.

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At March 31, 2009, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $190 million. It is not anticipated that such restrictions will have an impact on our ability to meet our ongoing cash obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk we face since December 31, 2008. For information regarding the market risk of our financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity.” Our principal market risk exposure is to interest rates.

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

During the quarter ended March 31, 2009, we improved procedures to review delinquent loans and assess collectability. These procedures include the review of loans, assignment of grading, establishment of loss provisions and evaluation for impairment and/or restructure. Additionally, we implemented review and evaluation procedures to restrict modification of terms for loans, specifically extension of maturity dates. We reviewed the new internal controls during the quarter and have successfully tested these internal control changes.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Program”) originally adopted by the Board on April 26, 2005. The aggregate number of shares originally approved by the Board for repurchase under the Program remains unchanged at 3,750,000 shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. No shares were repurchased by the Company during the three months ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

11	Statement Regarding Computation of Earnings Per Share (included as Note 12) to Consolidated Financial Statements on page 17 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.

**	As furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: May 1, 2009	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2009	By:	/s/ Zach L. Wasson
Zach L. Wasson
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

11	Statement Regarding Computation of Earnings Per Share (included as Note 12) to Consolidated Financial Statements on page 17 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.

**	As furnished herewith.