Form 10-Q
period 2009-06-30
STERLING BANCSHARES INC
filed 2009-08-06
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-20750

STERLING BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2175590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10260 Westheimer Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

713-466-8300

(Registrant’s telephone number, including area code)

2550 North Loop West, Suite 600

Houston, Texas 77092

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

Large accelerated filer  ☐             Accelerated filer  ☒             Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
[Common Stock, $1.00 par value per share]	81,694,096 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$74,736	$113,163
Available-for-sale securities, at fair value	766,536	633,357
Held-to-maturity securities, at amortized cost	163,611	172,039

Loans held for sale	1,642	1,524
Loans held for investment	3,537,221	3,792,290

Total loans	3,538,863	3,793,814
Allowance for loan losses	(53,075)	(49,177)

Loans, net	3,485,788	3,744,637

Premises and equipment, net	50,272	46,875
Real estate acquired by foreclosure	8,095	5,625
Goodwill	173,210	173,210
Core deposit and other intangibles, net	12,744	13,874
Accrued interest receivable	18,189	19,428
Other assets	159,186	157,771

TOTAL ASSETS	$4,912,367	$5,079,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,127,717	$1,123,746
Interest-bearing demand	1,670,437	1,523,969
Certificates and other time	1,160,081	1,171,422

Total deposits	3,958,235	3,819,137
Other borrowed funds	176,631	408,586
Subordinated debt	77,028	78,335
Junior subordinated debt	82,734	82,734
Accrued interest payable and other liabilities	47,631	48,048

Total liabilities	4,342,259	4,436,840

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued or outstanding at June 30, 2009, 125,198 shares issued and outstanding at December 31, 2008.	—	118,012
Common stock, $1 par value, 150,000,000 shares authorized, 83,552,134 and 75,127,636 issued and 81,684,634 and 73,260,136 outstanding at June 30, 2009 and December 31, 2008, respectively	83,552	75,128
Capital surplus	170,708	121,918
Retained earnings	324,619	332,009
Treasury stock, at cost, 1,867,500 shares held at June 30, 2009 and December 31, 2008	(21,399)	(21,399)
Accumulated other comprehensive income, net of tax	12,628	17,471

Total shareholders’ equity	570,108	643,139

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,912,367	$5,079,979

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$51,691	$60,082	$104,691	$123,134
Securities:
Taxable	8,815	7,408	17,373	13,957
Non-taxable	890	908	1,790	1,816
Other earning assets	26	54	32	117

Total interest income	61,422	68,452	123,886	139,024

Interest expense:
Demand and savings deposits	3,886	3,889	7,378	9,504
Certificates and other time deposits	6,503	8,662	13,970	20,639
Other borrowed funds	425	3,409	1,237	5,761
Subordinated debt	885	864	1,864	1,896
Junior subordinated debt	1,155	1,384	2,359	2,984

Total interest expense	12,854	18,208	26,808	40,784

Net interest income	48,568	50,244	97,078	98,240
Provision for credit losses	11,500	8,167	20,500	12,317

Net interest income after provision for credit losses	37,068	42,077	76,578	85,923

Noninterest income:
Customer service fees	3,752	4,148	7,864	8,024
Net gain on securities	12	—	27	—
Impairment loss on debt security held-to-maturity:
Impairment loss on debt security held-to-maturity	(2,893)	—	(2,893)	—
Noncredit-related loss on debt security recognized in other comprehensive income	2,879	—	2,879	—

Net impairment loss on debt security held-to-maturity	(14)	—	(14)	—
Wealth management fees	1,840	2,363	4,042	4,701
Other	4,903	4,359	9,372	8,860

Total noninterest income	10,493	10,870	21,291	21,585

Noninterest expense:
Salaries and employee benefits	24,152	20,865	46,429	41,624
Occupancy	6,168	5,360	12,037	10,625
Technology	2,475	2,305	4,980	4,635
Professional fees	1,157	1,215	2,354	2,224
Postage, delivery and supplies	760	963	1,481	2,036
Marketing	499	724	930	1,137
Core deposit and other intangibles amortization	565	586	1,130	1,171
Acquisition costs	—	—	—	562
FDIC insurance assessments	4,001	596	5,233	1,201
Other	4,244	5,094	9,045	9,881

Total noninterest expense	44,021	37,708	83,619	75,096

Income before income taxes	3,540	15,239	14,250	32,412

Provision for income taxes	933	4,932	4,236	10,496

Net income	$2,607	$10,307	$10,014	$21,916

Preferred stock dividends	7,458	—	9,342	—

Net income (loss) applicable to common shareholders	$(4,851)	$10,307	$672	$21,916

Earnings (loss) per common share:
Basic	$(0.06)	$0.14	$0.01	$0.30

Diluted	$(0.06)	$0.14	$0.01	$0.30

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2008	—	$—	74,926	$74,926	$110,367	$309,903	(1,768)	$(20,493)	$5,556	$480,259

Comprehensive income:
Net income						21,916				21,916
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($1,074)									(1,835)	(1,835)
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of $548									1,017	1,017

Total comprehensive income										21,098

Issuance of common stock under incentive compensation plans			87	87	505					592
Common stock issued for vested restricted stock, net of shares forfeited			28	28	(28)					—
Stock-based compensation expense					1,673					1,673
Shares held in Rabbi Trust			(13)	(13)	(115)					(128)
Repurchase of common stock							(100)	(906)		(906)
Cash dividends paid						(8,054)				(8,054)

BALANCE AT JUNE 30, 2008	—	$—	75,028	$75,028	$112,402	$323,765	(1,868)	$(21,399)	$4,738	$494,534

BALANCE AT JANUARY 1, 2009	125,198	$118,012	75,128	$75,128	$121,918	$332,009	(1,868)	$(21,399)	$17,471	$643,139

Comprehensive income:
Net income						10,014				10,014
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $1,836									3,410	3,410
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of ($3,436)									(6,381)	(6,381)
Noncredit-related impairment loss on held-to-maturity security not expected to be sold, net of taxes of ($1,007)									(1,872)	(1,872)

Total comprehensive income										5,171

Issuance of common stock			8,280	8,280	46,347					54,627
Issuance of common stock under incentive compensation plans			130	130	441					571
Common stock issued for vested restricted stock, net of shares forfeited			26	26	(26)					—
Stock-based compensation expense					2,092					2,092
Shares held in Rabbi Trust			(12)	(12)	(64)					(76)
Preferred stock redemption, accelerated dividend and amortization of preferred stock discount	(125,198)	(118,012)				(7,186)				(125,198)
Preferred stock dividends paid						(2,156)				(2,156)
Common stock dividends paid						(8,062)				(8,062)

BALANCE AT JUNE 30, 2009	—	$—	83,552	$83,552	$170,708	$324,619	(1,868)	$(21,399)	$12,628	$570,108

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,014	$21,916
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	780	249
Net gain on securities	(27)	—
Credit-related other-than-temporary impairment on debt security held-to-maturity	14
Net gain on loans	(319)	(356)
Provision for credit losses	20,500	12,317
Writedowns, less gains on sale, of real estate acquired by foreclosure	40	(143)
Depreciation and amortization	5,332	5,230
Stock-based compensation expense (net of tax benefit recognized)	1,536	1,213
Excess tax benefits from share-based payment arrangements	(27)	(5)
Net decrease in loans held for sale	48	11,102
Net gain on sale of bank assets	(198)	(376)
Net increase in accrued interest receivable and other assets	(5,395)	(13,906)
Net increase (decrease) in accrued interest payable and other liabilities	1,331	(8,635)

Net cash provided by operating activities	33,629	28,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	12,848	9,658
Proceeds from the sale of available-for-sale securities	2,040	—
Proceeds from the maturities or calls and paydowns of available-for-sale securities	102,793	58,574
Purchases of available-for-sale securities	(235,153)	(153,066)
Purchases of held-to-maturity securities	(8,976)	(5,239)
Net decrease (increase) in loans held for investment	233,751	(205,512)
Purchase of bank-owned life insurance	—	(13,875)
Proceeds from sale of real estate acquired by foreclosure	1,808	2,269
Payment of earnout obligations related to the acquisition of MBM Advisors, Inc.	—	(2,222)
Cash and cash equivalents acquired with First Horizon National Corp. branch acquisition	—	15,301
Proceeds from sale of loans originated as held for investment	—	4,218
Proceeds from sale of premises and equipment	36	140
Purchase of premises and equipment	(7,721)	(5,640)

Net cash provided by (used in) investing activities	101,426	(295,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	139,098	(64,670)
Net (decrease) increase in short-term other borrowed funds	(231,955)	324,248
Proceeds from issuance of subordinated debt	—	25,000
Proceeds from issuance of common stock under incentive compensation plans	543	587
Proceeds from issuance of common stock, net of expenses	54,627	—
Repurchase of common stock for Rabbi Trust	(76)	(1,034)
Excess tax benefits from share-based payment arrangements	27	5
Redemption of preferred stock	(125,198)	—
Preferred stock dividends paid	(2,486)	—
Common stock dividends paid	(8,062)	(8,054)

Net cash (used in) provided by financing activities	(173,482)	276,082

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,427)	9,294
CASH AND CASH EQUIVALENTS:
Beginning of period	113,163	133,670

End of period	$74,736	$142,964

Supplemental information:
Income taxes paid	$13,500	$13,625
Interest paid	28,891	21,148
Noncash investing and financing activities -
Acquisition of real estate through foreclosure of collateral	4,318	2,736

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

The Company has evaluated subsequent events through August 6, 2009, the date the financials statements were issued.

Recent Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R) (“SFAS 141R”) Business Combinations (Revised 2007). SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement will apply to future acquisitions by the Company subsequent to January 1, 2009.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”) Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133 Accounting for Derivative Instruments and Hedging Activities, to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 10 – Derivative Financial Instruments.

In October 2008, the FASB issued FASB Staff Position 157-3 (“FSP FAS 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 applies to financial assets within the scope of SFAS 157. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In situations in which there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. SFAS 157-3 became effective for the interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets. The enhanced disclosures related to FSP FAS 157-3 are included in Note 16 – Disclosures about Fair Value of Financial Instruments.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2, FAS 124-2 and EITF 99-20-2 (“FSP FAS 115-2”) Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 amends the other-than-temporary impairment guidance in United States Generally Accepted Accounting Principles (“GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. FSP FAS 115-2 became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 during the quarter ended June 30, 2009. As a result of the adoption of FSP FAS 115-2, $2.9 million of other-than-temporary impairment remained in other comprehensive income that would have been reported in the income statement under prior guidance. The expanded disclosures and discussion of other-than-temporarily impaired debt securities related to FSP FAS 115-2 are included in Note 3—Securities.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”) Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require expanded disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The expanded disclosure requirements for FSP FAS 107-1 are effective for the Company’s quarterly financial statements for the three months ended June 30, 2009 and are included in Note 16 – Disclosures about Fair Value of Financial Instruments.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP FAS 157-4”) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted FSP FAS 157-4 on June 15, 2009. FSP FAS 157-4 did not have a significant impact on the Company’s financial condition and results of operations. The enhanced disclosures related to FSP FAS 157-4 are included in Note 16 – Disclosures about Fair Value of Financial Instruments.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1 (“FSP FAS 141R-1”) Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. This Statement will apply to acquisitions by the Company subsequent to January 1, 2009.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”) Subsequent Events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS 165 as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The Company adopted SFAS 165 for the quarter ended June 30, 2009 and has included the required disclosures in Note 1—Accounting Policies.

In June 2009, the FASB issued SFAS No. 166 (“SFAS 166”) Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement shall be effective for annual reporting periods that begin after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter, with early adoption prohibited. This Statement must be applied to transfers occurring on or after the effective date. Management has not completed its evaluation of this pronouncement; however, the Company does not expect it to be material to its financial statements.

In June 2009, the FASB issued SFAS No. 167 (“SFAS 167”) Amendments to FASB Interpretation No. 46(R). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter, with earlier adoption prohibited. Management has not completed its evaluation of this pronouncement; however, the Company does not expect it to be material to its financial statements.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”) The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (the “Codification”). The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FASB Statement No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Once the Codification is in effect, the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. As a result, this Statement replaces SFAS 162 to indicate this change to the GAAP hierarchy. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to impact the Company’s accounting policies or practices. However, beginning with the Company’s interim financial statements for the quarter ended September 30, 2009, references to prior statements of financial accounting standards or other accounting pronouncements will be changed to refer to the Codification.

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

3.	SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$39,905	$10	$(472)	$39,443
Obligations of states of the U.S. and political subdivisions	1,235	32	—	1,267
Mortgage-backed securities and collateralized mortgage obligations	699,943	14,499	(2,552)	711,890
Other securities	13,992	191	(247)	13,936

Total	$755,075	$14,732	$(3,271)	$766,536

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$96,353	$1,842	$(313)	$97,882
Mortgage-backed securities and collateralized mortgage obligations	67,258	165	(13,705)	53,718

Total	$163,611	$2,007	$(14,018)	$151,600

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$1,749	$25	$—	$1,774
Obligations of states of the U.S. and political subdivisions	1,331	27	—	1,358
Mortgage-backed securities and collateralized mortgage obligations	608,811	8,487	(1,270)	616,028
Other securities	15,252	—	(1,055)	14,197

Total	$627,143	$8,539	$(2,325)	$633,357

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$95,910	$1,930	$(228)	$97,612
Mortgage-backed securities and collateralized mortgage obligations	76,129	86	(9,967)	66,248

Total	$172,039	$2,016	$(10,195)	$163,860

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at June 30, 2009 are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$25,360	$25,060	$9,468	$9,562
Due after one year through five years	15,780	15,650	52,672	53,973
Due after five years through ten years	—	—	29,791	29,951
Due after ten years	—	—	4,422	4,396
Mortgage-backed securities and collateralized mortgage obligations	699,943	711,890	67,258	53,718
Other securities	13,992	13,936	—	—

Total	$755,075	$766,536	$163,611	$151,600

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at June 30, 2009.

Securities with carrying values totaling $277 million and fair values totaling $275 million were pledged to secure public deposits at June 30, 2009.

Gross Unrealized Losses and Fair Value

The following table shows the gross unrealized losses and fair value of securities by length of time that individual securities in each category had been in a continuous loss position (in thousands). Debt securities on which we have taken only credit-related other-than-temporary impairment (“OTTI”) write-downs are categorized as being “less than 12 months” or “more than 12 months” in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the OTTI write-down.

	June 30, 2009
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$34,947	$(472)	$34,475	$—	$—	$—
Obligations of states of the U.S. and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	155,090	(1,677)	153,413	8,112	(875)	7,237
Other securities	2,203	—	2,203	11,789	(247)	11,542

Total	$192,240	$(2,149)	$190,091	$19,901	$(1,122)	$18,779

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$20,295	$(266)	$20,029	$808	$(47)	$761
Mortgage-backed securities and collateralized mortgage obligations	4,733	(490)	4,243	58,936	(13,215)	45,721

Total	$25,028	$(756)	$24,272	$59,744	$(13,262)	$46,482

	December 31, 2008
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states of the U.S. and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	83,184	(603)	82,581	33,961	(667)	33,294
Other securities	3,152	(483)	2,669	12,100	(572)	11,528

Total	$86,336	$(1,086)	$85,250	$46,061	$(1,239)	$44,822

Held-to-Maturity
Obligations of the U.S. Treasury and other U.S. government agencies
Obligations of states of the U.S. and political subdivisions	$13,392	$(228)	$13,164	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	39,557	(5,506)	34,051	30,499	(4,461)	26,038

Total	$52,949	$(5,734)	$47,215	$30,499	$(4,461)	$26,038

For all security types discussed below where no OTTI is considered necessary at June 30, 2009, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Obligations of the U.S. Treasury and other U.S. government agencies: Unrealized losses were caused by changes in interest rates. The agency securities consist of discount notes and medium term notes issued by the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). These securities are fixed rate and may be callable at the option of the issuer. They were purchased at premiums or discounts. They have maturity dates up to seven years and have contractual cash flows guaranteed by agencies of the U.S. Government. The decline in fair value is generally attributable to interest rates and not credit quality. As such, no OTTI is considered necessary for these securities at June 30, 2009.

Obligations of states of the U.S. and political subdivisions: Unrealized losses were caused by changes in interest rates and not due to the credit quality of the securities. The municipal bonds are largely comprised of General Obligation (GO) bonds issued by school districts or municipalities. These bonds have fixed-rates and maturities of 15-years or less. During 2008, there were credit rating downgrades announced with regard to most of the insurers of the Company’s municipal bonds. These insurers provide a credit enhancement for the vast majority of municipal bond securities owned by the Company. Despite these downgrades, the municipal bonds owned by the Company are all considered to be investment grade due either to the underlying credit rating of the issuer or the current credit rating of the insurer. These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform, even if the nationally recognized statistical ratings organizations (“NRSROs”) further reduce the credit rating of the bond insurers. As a result, no OTTI is considered necessary for these securities at June 30, 2009.

Mortgage-backed securities and collateralized mortgage obligations (“CMO”): Unrealized losses were caused by changes in interest rates. The agency mortgage-backed securities are comprised largely of fixed and variable rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), FNMA, or FHLMC. They have maturity dates of up to 40 years and have contractual cash flows guaranteed by agencies of the U.S. Government. The decline in fair value is generally attributable to changes in interest rates and not credit quality. As such, no OTTI is considered necessary for these securities at June 30, 2009, except as discussed below.

Other-Than-Temporarily Impaired Debt Securities

Declines in the fair value of individual securities below their amortized cost are assessed to determine whether the impairment is other-than-temporary. The initial indication of OTTI for both debt and equity securities is the duration and length of time the market value has been below cost. Additionally, the Company considers recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions within its industry, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value.

For debt securities, the Company assesses whether OTTI is present when it is probable that we will be unable to collect all amounts due according to the contractual terms of the security. When assessing whether the entire amortized cost basis of the security will be recovered, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a credit loss exists), and an OTTI is considered to have occurred.

For debt securities where the Company has determined that an OTTI exists and the Company does not intend to sell the security or if it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the impairment is separated into the amount that is credit-related and the amount due to all other factors. The credit-related impairment is recognized in earnings, and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The noncredit-related impairment is recognized in other comprehensive income. For debt securities classified as held-to-maturity, the amount of impairment is recognized in other comprehensive income and accreted over the remaining life of the debt security as an increase in the carrying value of the security.

The Company recorded a $14 thousand credit-related OTTI on a held-to-maturity debt security during the second quarter of 2009, based on its cash flow analysis. This security was issued in 2007 and is backed by hybrid adjustable-rate residential mortgage loans. As of June 30, 2009, this security was rated triple-A by Standard and Poors (“S&P”) and single-B by Fitch Ratings, Ltd. (“Fitch”) (Moody’s Investor Service (“Moody’s”) does not rate this security). The Company does not intend to sell the security, and it is not more likely than not that the Company will be required to sell the investment before recovery of its remaining amortized cost basis. Therefore, the amount of the credit-related OTTI, $14 thousand, was recognized in earnings and the amount of the noncredit-related impairment of $2.9 million, was recognized in other comprehensive income at June 30, 2009. The management of the Company believes that it will fully collect the carrying value of securities on which it has recorded a noncredit-related impairment in other comprehensive income. The following table sets forth additional information for the OTTI security as of June 30, 2009 (in thousands):

	Amortized Cost Prior to OTTI	Estimated Fair Value	Impairment	Credit-related OTTI	Noncredit-related Impairment
Private Label Collateralized Mortgage Obligation	$7,275	$4,382	$2,893	$14	$2,879

The following table presents a rollforward of the credit-related portion of the OTTI that the Company recognized in earnings (in thousands):

Six Months Ended June 30, 2009
Balance of credit-related OTTI at January 1, 2009	$—
Additions for credit-related OTTI not previously recognized	14

Balance of credit-related OTTI at June 30, 2009	$14

In addition to the Private Label CMO referenced above, the Company owned 21 other Private Label CMOs with a total amortized cost basis of $64.5 million as of June 30, 2009. These securities are carried as either held-to-maturity or available-for-sale. The unrealized losses on the Company’s Private Label CMO portfolio as of June 30, 2009 are generally attributable to the widespread deterioration in economic and credit market conditions over the last 24 months. All of the Company’s Private Label CMO securities are backed by residential mortgage loans and were rated in the highest available investment grade category at the time of their purchase. They continue to be rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. As of June 30, 2009, nine of the other 21 Private Label CMOs owned by the Company have been downgraded by one grade or more by at least one of the NRSROs.

The Company regularly reviews various credit quality metrics relating to individual Private Label CMOs such as the ratio of credit enhancement to expected losses along with the ratio of credit enhancement to severely delinquent loans (loans 60 days or more delinquent). For certain securities, the Company develops more detailed loss projections by more specifically evaluating the residential mortgage loans collateralizing the security along with expected default rates and loss severities. Based upon this analysis, a cash flow analysis is conducted of the security to determine if the Company will recover its entire amortized cost basis in the securities.

Because the Company currently expects to recover the entire amortized cost basis of these 21 Private Label CMOs and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company does not consider any of its other Private Label CMOs to be other-than-temporarily impaired at June 30, 2009.

Realized Gains and Losses

The following table shows the gross realized gains on the sales of securities (in thousands). There was no OTTI recorded on available-for-sale securities during the three and six month periods ended June 30, 2009 and 2008, respectively.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Proceeds from sales and calls	$1,665	$—	$2,040	$—
Gross realized gains	12	—	27	—

4.	LOANS

The loan portfolio is classified by major type as follows (in thousands):

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
Loans held for sale	$1,642	0.0%	$1,524	0.0%
Loans held for investment:
Domestic:
Commercial and industrial	918,125	25.9%	1,093,942	28.8%
Real estate:
Commercial	1,766,721	50.0%	1,763,712	46.5%
Construction	458,386	13.0%	545,303	14.4%
Residential mortgage	323,483	9.1%	309,622	8.2%
Consumer/other	55,812	1.6%	63,883	1.7%
Foreign
Commercial and industrial	12,320	0.3%	13,577	0.4%
Other loans	2,374	0.1%	2,251	0.0%

Total loans held for investment	3,537,221	100.0%	3,792,290	100.0%

Total loans	$3,538,863	100.0%	$3,793,814	100.0%

Loan maturities and rate sensitivity of the loans held for investment, excluding residential mortgage and consumer loans, at June 30, 2009 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$621,009	$255,744	$41,372	$918,125
Real estate - commercial	269,553	761,068	736,100	1,766,721
Real estate - construction	238,369	129,443	90,574	458,386
Foreign loans	8,927	2,780	2,716	14,423

Total	$1,137,858	$1,149,035	$870,762	$3,157,655

Loans with a fixed interest rate	$207,711	$728,996	$245,400	$1,182,107
Loans with a floating interest rate	930,147	420,039	625,362	1,975,548

Total	$1,137,858	$1,149,035	$870,762	$3,157,655

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, San Antonio, Dallas and Fort Worth, Texas metropolitan areas.

As of June 30, 2009, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions. The Company’s largest concentration in any single industry is in the energy loan portfolio. At June 30, 2009, the energy loan portfolio totaled $334 million which represents 9.5% of total loans held for investment. The petroleum industry is usually divided into three major components: upstream, midstream and downstream. The composition of the collateral of the upstream energy portfolio, at June 30, 2009, consists of 54% gas reserves and 46% oil reserves. The upstream oil sector is a term commonly used to refer to the exploration for and the recovery and production of crude oil and natural gas. The upstream oil sector is also known as the exploration and production sector. These reserve-based loans represent approximately 70% of the energy loan portfolio. The remaining energy loan portfolio consists of well-secured loans to companies that would be classified as midstream energy companies. A midstream energy company is a company that processes and transports crude oil and natural gas. The energy lending group participates in shared national credits which are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between Sterling Bank (the “Bank”) and such related parties have been and are in the ordinary course of business and are made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	June 30, 2009	December 31, 2008
Beginning balance	$2,100	$2,189
New loans	24	—
Repayments	(178)	(89)

Ending balance	$1,946	$2,100

A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The recorded investment in impaired loans was $117 million and $87.5 million at June 30, 2009 and December 31, 2008, respectively. Such impaired loans required an allowance for loan losses of $18.6 million and $16.1 million, respectively. The balance of impaired loans with an allocated allowance for loan losses at June 30, 2009 and December 31, 2008 was $104 million and $78.3 million, respectively, and the balance of impaired loans without an allocated allowance for loan losses at June 30, 2009 and December 31, 2008 was $13.2 million and $9.2 million, respectively. The average recorded investment in impaired loans for the three and six months ended June 30, 2009 was $112 million and $103 million, respectively, and for the three and six months ended June 30, 2008 was $32.4 million and $28.6 million, respectively. No interest on impaired loans was received during the three and six months ended June 30, 2009 and 2008, respectively.

Nonperforming loans of $117 million and $87.5 million at June 30, 2009 and December 31, 2008, respectively, have been categorized by management as nonaccrual loans. Interest foregone on nonaccrual loans was $2.2 million and $3.5 million for the three and six months ended June 30, 2009, respectively, and $632 thousand and $1.1 million for the same time periods in 2008. The Company has one restructured commercial real estate loan totaling $2.8 million as of June 30, 2009. The Company has no further commitments to lend additional funds to this borrower. There were no restructured loans as of December 31, 2008.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Accruing loans 90 days past due or more were $2.1 million and $8.4 million at June 30, 2009 and December 31, 2008, respectively. The balance at June 30, 2009 consists primarily of three loans that are well-secured and in the process of collection.

5.	ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$56,703	$35,681	$49,177	$34,446
Loans charged-off	15,757	2,813	18,615	6,318
Loan recoveries	(629)	(616)	(1,461)	(1,206)

Net loans charged-off	15,128	2,197	17,154	5,112
Provision for loan losses	11,500	8,167	21,052	12,317

Allowance for loan losses at end of period	53,075	41,651	53,075	41,651

Allowance for unfunded loan commitments at beginning of period	1,102	927	1,654	927
Provision (credit) for losses on unfunded loan commitments	—	—	(552)	—

Allowance for unfunded loan commitments at end of period	1,102	927	1,102	927

Total allowance for credit losses	$54,177	$42,578	$54,177	$42,578

Net charge-offs were $15.1 million and $17.2 million for the three and six months ended June 30, 2009, respectively, compared to $2.2 million and $5.1 million for the same periods in 2008, respectively. Charge-offs during the quarter ended June 30, 2009 included a $9.6 million charge-off related to an energy customer that is currently in Chapter 11 bankruptcy which had previously been provided for in our allowance for loan losses.

6.	GOODWILL AND OTHER INTANGIBLES

Goodwill totaled $173 million at June 30, 2009 and December 31, 2008, respectively. During the first quarter of 2008, goodwill increased $5.1 million due to the acquisition of First Horizon. This increase was offset by final purchase accounting adjustments related to prior acquisitions.

The Company reviews its goodwill for impairment annually or more frequently if indicators of impairment exist. Goodwill is assigned to reporting units for purposes of impairment testing. Reporting units used for the goodwill impairment testing include our banking operations and MBM Advisors. At June 30, 2009, due to the present uncertainty surrounding the global economy and volatility in the Company’s stock price, management concluded a triggering event had occurred. As part of the process for performing step one of the impairment test of goodwill, the Company estimated the fair value of both reporting units and reconciled to the Company’s overall estimated market capitalization. The estimated market capitalization considers recent trends in the Company’s market capitalization and an expected control premium, based on comparable transactional history. Based on the results of the step one impairment test, no impairment of goodwill was indicated at June 30, 2009.

Other intangible assets totaled $12.7 million at June 30, 2009 including $9.7 million related to core deposits and $3.0 million related to customer relationships. Other intangible assets totaled $13.9 million at December 31, 2008 including $10.7 million related to core deposits and $3.2 million related to customer relationships. The changes in intangibles related to core deposits and customer relationships during 2008 were related to the First Horizon branch acquisition, net of amortization. Core deposit and other intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. The total amortization expense related to intangible assets was $565 thousand and $1.1 million for the three and six month periods ended June 30, 2009, respectively, and $586 thousand and $1.2 million for the same time periods in 2008, respectively. The projected amortization for core deposits and other intangibles as of June 30, 2009 is as follows (in thousands):

2009	$1,117
2010	2,149
2011	2,011
2012	1,801
2013	1,695
Thereafter	3,971

Total	$12,744

7.	OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Federal Home Loan Bank advances	$50,500	$212,500
Repurchase agreements	59,806	59,936
Federal funds purchased	26,325	36,150
Treasury auction facility	40,000	100,000

Total	$176,631	$408,586

Federal Home Loan Bank Advances – The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. At June 30, 2009, the Company had total funds of $1.1 billion available under this agreement of which $50.5 million was outstanding with an average interest rate of 2.37%. At June 30, 2009, the Company had $40.0 million of FHLB advances with a maturity of nine years and $500 thousand of FHLB advances with a remaining maturity of one year. The remaining $10.0 million of FHLB advances had a maturity of one day. These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities Sold Under Agreements to Repurchase – Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day, while structured repurchase agreements with other financial institutions will have varying terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities. The securities underlying the structured repurchase agreements are held in safekeeping by the purchasing financial institution. At June 30, 2009 and December 31, 2008, the Company had securities sold under agreements to repurchase with banking customers of $9.8 million and $9.9 million, respectively. Structured repurchase agreements totaled $50.0 million at June 30, 2009 and December 31, 2008, and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a rate equal to LIBOR less 100 basis points and reset quarterly until the first quarter of 2010 at which time the rate will become fixed at 3.88% and 3.50%, respectively. The rate on these repurchase agreements was zero at June 30, 2009. The rate on these repurchase agreements was 1.22% and 0.87%, respectively, at December 31, 2008. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Treasury Auction Facility – Treasury Auction Facilities (“TAF”) are term funds auctioned to depository institutions by the Federal Reserve Board. Each TAF auction is for a fixed amount, with the rate determined by the auction process (subject to a minimum bid rate). All advances must be fully collateralized. At June 30, 2009, the Company had $40.0 million of TAF borrowings outstanding at a rate of 0.25%. At December 31, 2008, the Company had $100 million of TAF borrowings outstanding at a rate of 0.42%.

Federal Funds Purchased – The Company has federal funds purchased at correspondent banks. As of June 30, 2009, federal funds outstanding with correspondent banks were $26.3 million and payable upon demand. These funds typically mature within one to ninety days.

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

On June 30, 2008, the Bank entered into a subordinated note in the aggregate principal amount of $25.0 million. The subordinated note bears interest at a rate equal to LIBOR plus 2.50% and will be reset quarterly. The unpaid principal balance plus all accrued and unpaid interest on the subordinated debt shall be due and payable on September 15, 2018. The Bank may prepay the subordinated debt without penalty on any interest payment date on or after September 15, 2013. As of June 30, 2009, the floating rate was 3.13% on the subordinated note compared to 4.50% at December 31, 2008.

9.	JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of June 30, 2009 and December 31, 2008, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

The trust preferred securities issued under Statutory Trust One, BOTH Capital Trust I, and Capital Trust IV bear interest on a floating rate that resets quarterly. As of June 30, 2009, the floating rate on these securities was 4.05%, 4.23% and 2.23%, respectively, compared to 4.91%, 7.92% and 3.60%, respectively, at December 31, 2008.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2009 (in thousands):

	Notional Amount	Fair Value
		Other Assets	Other Liabilities
Derivatives designated as hedging instruments:
Fair value hedge of interest rate risk:
Interest rate swap	$50,000	$2,051	$—
Cash flow hedge of interest rate risk:
Interest rate floor and collar	363,000	12,880	—

Total derivatives designated as hedging instruments	$413,000	$14,931	$—

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%. This swap is designated as a fair value hedge of the Company’s $50.0 million subordinated debentures and qualifies for the “short-cut” method of accounting (discussed in Note 8).

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings. As the fair value hedge qualifies for the “short-cut” method, the gain or loss on the derivative exactly offsets the loss or gain on the hedged item, resulting in zero net earnings impact. The Company recognized a net reduction to interest expense of $322 thousand and $582 thousand for the three and six months ended June 30, 2009, respectively, related to the Company’s fair value hedge. For the three and six months ended June 30, 2008, the Company recognized a net reduction to interest expense of $91 thousand and a net addition to interest expense of $2 thousand, respectively.

The tables below presents the effect of the Company’s fair value derivative financial instruments on the Income Statement for the three and six months ended June 30, 2009 (in thousands):

	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item
	Interest expense		Interest expense
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Fair value hedge of interest rate risk:
Interest rate swap	$(1,284)	$(1,310)	$1,284	$1,310

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate floors and collars as part of its interest rate risk management strategy. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. Interest rate collars designated as cash flow hedges involve the payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and receipts of variable-rate amounts if interest rates fall below the floor strike rate on the contract. During 2006, the Company purchased a prime interest rate floor with a notional amount of $113 million and a strike rate of 8.00% and a prime interest rate collar contract with a notional amount of $250 million and an 8.42% interest rate cap and an 8.00% interest rate floor. These contracts are designated as cash flow hedges of the monthly interest receipts from a portion of the Company’s portfolio of prime-based variable rate loans. The interest rate floor and interest rate collar have termination dates of August 1, 2009 and August 1, 2010, respectively. During the second quarter, the Company re-designated, the interest rate collar contract to hedge a larger portion of the Company’s prime-based loans. On the date of re-designation, the collar had a fair value of approximately $13.5 million. The aforementioned terms of the interest rate collar have not changed including its August 1, 2010 termination date.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2009 and 2008, such derivatives were used to hedge the forecasted variable cash inflows associated with existing pools of prime-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2009, the Company recognized gains of $1.4 million and $2.2 million, respectively, for hedge ineffectiveness attributable to the aggregate principal amount of the designated loan pools falling below the notional amount. No hedge ineffectiveness was recognized during the three and six months ended June 30, 2008.

Amounts reported in other comprehensive income related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that approximately $11.0 million will be reclassified as an increase to interest income.

The table below presents the effect of the Company’s cash flow derivative financial instruments on the Income Statement for the three and six months ended June 30, 2009 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Six Months Ended	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
Cash flow hedge of interest rate risk:			Interest income	Other noninterest income	Interest income	Other noninterest income	Other noninterest income	Other noninterest income
Interest rate floor and collar	$86	$661	$3,848	$1,619	$7,888	$2,488	$1,392	$2,156

11.	STOCK-BASED COMPENSATION

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

Total stock-based compensation expense that was charged against income was $2.1 million and $1.7 million for the six month periods ended June 30, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $556 thousand and $460 thousand for the six months ended June 30, 2009 and 2008, respectively.

On December 20, 2007, the Company entered into a new employment agreement with its chief executive officer (“CEO”). This agreement replaced the existing agreement, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”), to be earned based on specified performance metrics. The total value of this stock grant was based on the current market price on the date of grant. Under the revised agreement, the new performance metrics include earnings per share growth versus the Company’s peer banks and return on assets performance versus the Company’s peer banks. In addition, the vesting period changed from four years to three years. Based on these performance metrics, the CEO will earn a specific number of the eligible share units on December 31, 2009. As of June 30, 2009, there was $351 thousand of total unrecognized compensation expense related to the PRSUs. If the performance measures are not met, no future compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

Stock Purchase Plan – The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 2.3 million shares of the Company’s common stock may be issued under the Purchase Plan subject to adjustment upon changes in capitalization. During the three and six months ended June 30, 2009, 20,655 and 43,920 shares, respectively, were subscribed for through payroll deductions under the Purchase Plan compared to 14,345 and 30,592 shares for the same periods in 2008, respectively.

12.	EARNINGS PER COMMON SHARE

Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss) applicable to common shareholders	$(4,851)	$10,307	$672	$21,916

Basic:
Weighted average shares outstanding	77,894	73,137	75,602	73,144
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and nonvested share awards	—	282	260	268

Total	77,894	73,419	75,862	73,412

Earnings (loss) per common share:
Basic	$(0.06)	$0.14	$0.01	$0.30

Diluted	$(0.06)	$0.14	$0.01	$0.30

The incremental shares for the assumed exercise of the outstanding options and nonvested share awards were determined by application of the treasury stock method. The calculation of diluted earnings per common share excludes 1,470,431 and 1,504,079 options and nonvested share awards outstanding for the three and six months ended June 30, 2009, respectively, and 772,415 and 779,262 options and nonvested share awards outstanding for the three and six month periods ended June 30, 2008, respectively, which were antidilutive. In addition, the calculation excludes the Warrant to purchase 2.6 million shares of common stock outstanding for the six month period ended June 30, 2009, which were antidilutive. Options and nonvested share awards have been excluded from the computation of diluted loss per share for the three months ended June 30, 2009, as the effect would have been antidilutive.

13.	COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.8 million and $5.9 million for the three and six months ended June 30, 2009, respectively, and $2.6 million and $5.2 million for the three and six months ended June 30, 2008, respectively. For information regarding these commitments refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	June 30, 2009	December 31, 2008
Commitments to extend credit	$695,580	$870,088
Standby and commercial letters of credit	73,037	104,079

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of June 30, 2009 and December 31, 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

On December 12, 2008, as part of the TARP Capital Purchase Program, the Company entered into a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the Company for a purchase price of $125 million in cash (i) sold 125,198 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series J and (ii) issued a Warrant to purchase 2.6 million shares of the Company’s common stock, for a price of $7.18 per share. The Series J Preferred Stock was nonvoting and qualified as Tier 1 Capital. The Preferred Stock dividend reduced earnings available to common shareholders and was computed at an annual rate of 5% per year.

During the second quarter of 2009, the Company fully redeemed the $125 million preferred stock that it sold to the U.S. Treasury in December 2008. The Company was approved to pay the funds back without any conditions from regulators. As a result of the redemption, the Company recorded a one-time $7.5 million charge in the form of an accelerated deemed dividend to account for the difference between the amount at which the preferred stock sale had been initially recorded and its redemption price.

Additionally, during the second quarter of 2009, the Company issued 8.3 million shares of its common stock through a public stock offering, which resulted in net proceeds of approximately $54.6 million, after deducting underwriting fees and estimated offering expenses. The Company intends to use the proceeds from the equity offering for general corporate purposes.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of June 30, 2009:
Total capital (to risk weighted assets)	$556,820	13.7%	$325,237	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	449,744	11.1%	162,618	4.0%	N/A	N/A
Tier 1 capital (to average assets)	449,744	9.4%	191,796	4.0%	N/A	N/A

As of December 31, 2008:
Total capital (to risk weighted assets)	$632,015	14.9%	$338,491	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	513,518	12.1%	169,245	4.0%	N/A	N/A
Tier 1 capital (to average assets)	513,518	10.6%	194,316	4.0%	N/A	N/A

STERLING BANK:
As of June 30, 2009:
Total capital (to risk weighted assets)	$544,146	13.4%	$324,970	8.0%	$406,212	10.0%
Tier 1 capital (to risk weighted assets)	437,111	10.8%	162,485	4.0%	243,727	6.0%
Tier 1 capital (to average assets)	437,111	9.1%	191,660	4.0%	239,575	5.0%

As of December 31, 2008:
Total capital (to risk weighted assets)	$627,695	14.9%	$338,224	8.0%	$422,780	10.0%
Tier 1 capital (to risk weighted assets)	509,198	12.0%	169,112	4.0%	253,668	6.0%
Tier 1 capital (to average assets)	509,198	10.5%	194,180	4.0%	242,725	5.0%

On January 1, 2004, the Company deconsolidated the outstanding trust preferred securities from its Consolidated Financial Statements. However, trust preferred securities are still considered in calculating the Company’s Tier 1 capital ratios as permitted by the Federal Reserve rules. These rules when fully transitioned and applicable on March 31, 2011, will limit the aggregate amount of cumulative perpetual preferred stock, trust preferred securities and certain other capital elements; require bank holding companies to deduct goodwill, less any associated deferred tax liability, from the sum of core capital elements in calculating the amount of restricted core capital elements that may be included in Tier 1 capital. At June 30, 2009, the entire amount of the $80.3 million of trust preferred securities outstanding counted as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. Under the transitioned rules, there is not a material impact on the Company’s consolidated capital ratios at June 30, 2009.

Dividend restrictions – Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. At June 30, 2009, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $62.6 million by the Bank.

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures fair value based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy. The fair value hierarchy consists of three levels of inputs that may be used to measure fair value as follows:

Level 1 - Inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 - Inputs other than those quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 2 assets and liabilities include available-for-sale and held-to-maturity securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Available-for-sale and held-to-maturity securities are valued using observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, prepayment speeds, credit information and the bond’s terms and conditions, among other things. Derivative valuations utilize certain Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The significance of the impact of these credit valuation adjustments on the overall valuation of derivative positions are not significant to the overall valuation and result in all derivative valuations being classified in Level 2 of the fair value hierarchy.

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

We use fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for available-for-sale securities and derivatives.

The table below presents the Company’s financial assets measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$766,536	$—	$764,142	$2,394
Cash flow hedges	12,880	—	12,880	—
Interest rate swap	2,051	—	2,051	—

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$633,357	$—	$630,841	$2,516
Cash flow hedges	20,967	—	20,967	—
Interest rate swap	3,361	—	3,361	—

The table below presents a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009 and summarizes gains and losses due to changes in fair value. Level 3 available-for-sale securities include certain interest-only strips which are valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and prepayment rates.

Level 3 Instruments Fair Value Measurements Using Significant Unobservable Inputs
Three Months Ended June 30, 2009
Available-for-Sale Securities
Balance, March 31, 2009	$2,467

Total gains or losses for the period included in:
Noninterest income	—
Other comprehensive income	115
Purchases, issuances, settlements and amortization	(188)
Transfers in and/or out of Level 3	—

Balance, June 30, 2009	$2,394

Net unrealized losses included in net income for the period relating to assets held at June 30, 2009	$—

Level 3 Instruments Fair Value Measurements Using Significant Unobservable Inputs
Six Months Ended June 30, 2009
Available-for-Sale Securities
Balance, January 1, 2009	$2,516

Total gains or losses for the period included in:
Noninterest income	—
Other comprehensive income	268
Purchases, issuances, settlements and amortization	(390)
Transfers in and/or out of Level 3	—

Balance, June 30, 2009	$2,394

Net unrealized losses included in net income for the period relating to assets held at June 30, 2009	$—

There were no realized gains or losses related to Level 3 assets recorded for the three and six month periods ended June 30, 2009 and 2008, respectively.

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Assets measured on a nonrecurring basis include held-to-maturity debt securities, impaired loans that are collateral dependent, other real estate owned, other repossessed assets and loans held for sale. Assets measured at fair value on a nonrecurring basis are summarized below.

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the six months ended June 30, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $88.2 million were reduced by specific valuation allowance allocations during the six months ended June 30, 2009 totaling $13.1 million to a total reported fair value of $68.8 million based on collateral.

The Company recorded additions to other real estate owned and other repossessed assets of $3.8 million and $420 thousand, respectively, which were outstanding at June 30, 2009 and measured using Level 2 inputs within the fair value hierarchy. The Company recorded a loss on other real estate owned of $24 thousand and a gain on other repossessed assets of $25 thousand for the six months ended June 30, 2009.

The Company recorded a $14 thousand credit-related OTTI on a held-to-maturity debt security with a fair value of $7.3 million, during the second quarter of 2009, based on its cash flow analysis using Level 2 inputs within the fair value hierarchy. The Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the investment before recovery of its remaining amortized cost basis. Therefore, the amount of the credit-related OTTI, $14 thousand, was recognized in earnings, and the amount of the noncredit-related impairment of $2.9 million, was recognized in other comprehensive income at June 30, 2009.

As of June 30, 2009, the Company had a balance of $1.6 million in loans held for sale. Loans held for sale are considered a Level 3 input within the fair value hierarchy based on current investor market pricing from investors in these types of loans.

During the second quarter of 2009, the Company fully redeemed the $125 million preferred stock that it sold to the U.S. Treasury in December 2008. In 2008, the Company sold 125,198 preferred shares and issued a Warrant to purchase 2.6 million shares of the Company’s common stock. The proceeds from the TARP Capital Purchase Program were allocated between the Preferred Shares and the Warrant based on relative fair values. The Preferred shares were determined using Level 3 inputs based on similar types of securities. The fair value of the preferred stock was determined based on assumptions regarding the discount rate (market rate) on the preferred stock which was estimated to be approximately 11% at the date of issuance. The discount on the preferred stock was accreted to par value using a constant effective yield of 6.4% over a five-year term, which is the expected life of the preferred stock. The fair value of the Warrant was determined based on Level 2 inputs using the Black-Scholes-Merton option pricing model which incorporated assumptions at the date of issuance including the Company’s common stock price, dividend yield, stock price volatility and the risk-free interest rate.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June 30, 2009.

The following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Held-to-maturity securities	$163,611	$151,600	$172,039	$163,860
Loans held for sale	1,642	1,646	1,524	1,524
Loans held for investment, net of allowance	3,484,146	3,589,324	3,743,113	3,835,965

Financial liabilities:
Time deposits	1,160,081	1,162,003	1,171,422	1,175,389
Subordinated debt, variable	25,000	17,022	25,000	14,259
Junior subordinated debt	82,734	47,004	82,734	82,734
Other borrowed funds	176,631	183,939	408,586	399,879

The summary above excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and short-term investments. For financial liabilities, these include demand, savings, and money market deposits and the Company’s senior subordinated debt. The estimated fair value of demand, savings, and money market deposits is the amount payable on demand at the reporting date because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately. Also excluded from the summary are financial instruments recorded at fair value on a recurring basis, as previously described.

Held-to-Maturity Securities - These securities are classified within Level 2 of the fair value hierarchy. Securities are valued based on quoted prices in an active market when available. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities can be classified within Level 3 of the valuation hierarchy. These securities would be valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and prepayment rates.

Loans Held for Sale - Fair value equals quoted market prices, if available. If a quoted market price is not available, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same original maturities or the fair value of the collateral if the loan is collateral dependent. When assumptions are made using significant unobservable inputs, such loans are classified within Level 3 of the fair value hierarchy.

Loans Held for Investment - The fair value of loans is estimated by discounting the future cash flows on ‘pass’ grade loans using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated ‘life-of-the-loan’ aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are highly judgmental because the Company does not have a validated model to estimate lifetime losses on large portions of its loan portfolio. Impaired loans are not included in this credit adjustment as they are already considered to be held at fair value. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio.

Deposit Liabilities - The fair value of time deposits is estimated by discounting future cash flows using the LIBOR yield curve plus a spread to represent current rates at which similar deposits would be priced.

Junior Subordinated Debt - Fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar subordinated debentures and adjusted for the Company’s credit quality.

Other Borrowed Funds - Fair value is generally estimated based on the discounted cash flow method using the LIBOR yield curve plus credit spread, adjusted for an estimate of the Company’s credit quality. Contractual cash flows are discounted using rates currently offered for new borrowings with similar remaining maturities and, as such, these discount rates include our current spread levels.

These fair value disclosures represent the Company’s estimates based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

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

•	the effect of fiscal and governmental policies of the United States federal government;

•	due to our participation in various programs, sponsored by the U.S. Government, we are subject to certain restrictions on our business and these programs are subject to change beyond our control;

•	federal and state governments could pass legislation responsive to current credit conditions; and

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

OVERVIEW

For more than 34 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to medium-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 61 banking centers in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas.

At June 30, 2009, we had consolidated total assets of $4.9 billion, total loans of $3.5 billion, total deposits of $4.0 billion and shareholder’s equity of $570 million.

We reported a net loss applicable to common shareholders of $4.9 million, or $0.06 per diluted common share for the quarter ended June 30, 2009, compared to net income applicable to common shareholders of $10.3 million or $0.14 per diluted common share earned for the second quarter of 2008. Net income applicable to common shareholders for the six months ended June 30, 2009 was $672 thousand, or $0.01 per diluted common share, compared with $21.9 million, or $0.30 per diluted common share earned for the same period in 2008.

Our second quarter earnings reflect several important steps we have taken to help improve our competitiveness, strengthen the quality of our capital base, and better position Sterling to take full advantage of future growth opportunities. Our second quarter 2009 earnings were impacted by certain unusual items, which included a special FDIC insurance assessment of $2.3 million, a one-time severance charge of $2.1 million and a one-time accelerated dividend of $7.5 million related to the early redemption of preferred stock issued under the TARP. Combined, these three charges reduced net income applicable to common shareholders $0.13 per diluted common share for the second quarter of 2009.

During the quarter, we raised $55 million in new common equity, became the first Texas bank to repay the TARP investment, and continued to execute our company-wide expense reduction initiative to further align our expense base with our revenues. We continued to improve our loan to deposit ratio by growing deposits and reducing our energy and non-owner occupied commercial real estate loans. While the current economic environment has caused our nonperforming assets to increase, we continue to aggressively monitor and actively work through these assets to help minimize associated costs.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2009.

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

RECENT ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R) (“SFAS 141R”) Business Combinations (Revised 2007). SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement will apply to future acquisitions by the Company subsequent to January 1, 2009.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”) Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133 Accounting for Derivative Instruments and Hedging Activities, to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 10 – Derivative Financial Instruments.

In October 2008, the FASB issued FASB Staff Position 157-3 (“FSP FAS 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 applies to financial assets within the scope of SFAS 157. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In situations in which there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. SFAS 157-3 became effective for the interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets. The enhanced disclosures related to FSP FAS 157-3 are included in Note 16 – Disclosures about Fair Value of Financial Instruments.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2, FAS 124-2 and EITF 99-20-2 (“FSP FAS 115-2”) Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 amends the other-than-temporary impairment guidance in United States Generally Accepted Accounting Principles (“GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. FSP FAS 115-2 became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 during the quarter ended June 30, 2009. As a result of the adoption of FSP FAS 115-2, $2.9 million of other-than-temporary impairment remained in other comprehensive income that would have been reported in the income statement under prior guidance. The expanded disclosures and discussion of other-than-temporarily impaired debt securities related to FSP FAS 115-2 are included in Note 3 - Securities.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1) Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require expanded disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The expanded disclosure requirements for FSP FAS 107-1 are effective for the Company’s quarterly financial statements for the three months ended June 30, 2009 and are included in Note 16 – Disclosures about Fair Value of Financial Instruments.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP FAS 157-4”) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted FSP FAS 157-4 on June 15, 2009. FSP FAS 157-4 did not have a significant impact on the Company’s financial condition and results of operations. The enhanced disclosures related to FSP FAS 157-4 are included in Note 16 – Disclosures about Fair Value of Financial Instruments.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1 (“FSP FAS 141R-1”) Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. This Statement will apply to acquisitions by the Company subsequent to January 1, 2009.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”) Subsequent Events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS 165 as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The Company adopted SFAS 165 for the quarter ended June 30, 2009 and has included the required disclosures in Note 1—Accounting Policies.

In June 2009, the FASB issued SFAS No. 166 (“SFAS 166”) Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement shall be effective for annual reporting periods that begin after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter, with early adoption prohibited. This Statement must be applied to transfers occurring on or after the effective date. Management has not completed its evaluation of this pronouncement; however, the Company does not expect it to be material to its financial statements.

In June 2009, the FASB issued SFAS No. 167 (“SFAS 167”) Amendments to FASB Interpretation No. 46(R). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter, with earlier adoption prohibited. Management has not completed its evaluation of this pronouncement; however, the Company does not expect it to be material to its financial statements.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”) The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (the “Codification”). The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FASB Statement No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Once the Codification is in effect, the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. As a result, this Statement replaces SFAS 162 to indicate this change to the GAAP hierarchy. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to impact the Company’s accounting policies or practices. However, beginning with the Company’s interim financial statements for the quarter ended September 30, 2009, references to prior statements of financial accounting standards or other accounting pronouncements will be changed to refer to the Codification.

SELECTED FINANCIAL DATA

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2008
	2009	2008	2009	2008
	(Dollars and shares in thousands, except per share amounts)
INCOME STATEMENT DATA:
Net interest income	$48,568	$50,244	$97,078	$98,240	$198,084
Provision for credit losses	11,500	8,167	20,500	12,317	29,917
Noninterest income	10,493	10,870	21,291	21,585	41,027
Noninterest expense	44,021	37,708	83,619	75,096	153,210
Income before income taxes	3,540	15,239	14,250	32,412	55,984
Net income	2,607	10,307	10,014	21,916	38,619
Net income (loss) applicable to common shareholders	(4,851)	10,307	672	21,916	38,221

BALANCE SHEET DATA (at period-end):
Total assets	$4,912,367	$4,909,454	$4,912,367	$4,909,454	$5,079,979
Total loans	3,538,863	3,655,608	3,538,863	3,655,608	3,793,814
Allowance for loan losses	53,075	41,651	53,075	41,651	49,177
Total securities	930,147	743,964	930,147	743,964	805,396
Total deposits	3,958,235	3,694,335	3,958,235	3,694,335	3,819,137
Other borrowed funds	176,631	521,395	176,631	521,395	408,586
Subordinated debt	77,028	73,816	77,028	73,816	78,335
Junior subordinated debt	82,734	82,734	82,734	82,734	82,734
Common equity	570,108	494,534	570,108	494,534	525,127
Preferred equity	—	—	—	—	118,012

COMMON SHARE DATA:
Earnings (loss) per common share (1):
Basic shares	$(0.06)	$0.14	$0.01	$0.30	$0.52
Diluted shares	$(0.06)	$0.14	$0.01	$0.30	$0.52
Shares used in computing earnings per common share:
Basic shares	77,894	73,137	75,602	73,144	73,177
Diluted shares	77,894	73,419	75,862	73,412	73,488
End of period common shares outstanding	81,685	73,160	81,685	73,160	73,260
Book value per common share at period-end	$6.98	$6.79	$6.98	$6.79	$7.17
Cash dividends paid per common share	$0.055	$0.055	$0.110	$0.110	$0.220
Common stock dividend payout ratio	154.89%	39.06%	80.61%	36.74%	41.72%

SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	(3.46)%	8.26%	0.25%	8.84%	7.60%
Return on average assets (2)	0.21%	0.86%	0.40%	0.93%	0.80%
Tax equivalent net interest margin (3)	4.33%	4.66%	4.32%	4.67%	4.55%
Efficiency ratio (4)	70.54%	61.31%	68.33%	61.81%	63.04%
Full-time equivalent employees	1,038	1,126	1,038	1,126	1,116
Number of banking centers	61	59	61	59	59

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	91.81%	102.02%	94.95%	99.37%	101.31%
Period-end shareholders’ equity to total assets	11.61%	10.07%	11.61%	10.07%	12.66%
Average shareholders’ equity to average assets	12.14%	10.38%	12.48%	10.56%	10.50%
Tier 1 capital to risk-weighted assets	11.08%	9.14%	11.08%	9.14%	12.14%
Total capital to risk-weighted assets	13.72%	11.70%	13.72%	11.70%	14.94%
Tier 1 leverage ratio (Tier 1 capital to average assets)	9.38%	8.20%	9.38%	8.20%	10.57%

ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	1.53%	1.16%	1.53%	1.16%	1.34%
Period-end allowance for loan losses to period-end loans	1.50%	1.14%	1.50%	1.14%	1.30%
Period-end allowance for loan losses to nonperforming loans	45.40%	85.14%	45.40%	85.14%	56.21%
Nonperforming loans to period-end loans	3.30%	1.34%	3.30%	1.34%	2.31%
Nonperforming assets to period-end assets	2.55%	1.09%	2.55%	1.09%	1.84%
Net charge-offs to average loans (2)	1.67%	0.24%	0.93%	0.29%	0.40%

(1)	The calculation of diluted earnings per common share excludes 1,470,431 and 1,504,079 options and nonvested share awards outstanding for the three and six months ended June 30, 2009, respectively, 837,381 options and nonvested share awards outstanding for the year 2008, and 772,415 and 779,262 options and nonvested share awards outstanding for the three and six month periods ended June 30, 2008, respectively, which were antidilutive. In addition, the calculation excludes the Warrant to purchase 2.6 million shares of common stock outstanding for the three and six months ended June 30, 2009, which were antidilutive. Options and nonvested share awards have been excluded from the computation of diluted less per share for the three months ended June 30, 2009, as the effect would have been antidilutive.
(2)	Interim periods annualized.
(3)	Taxable-equivalent basis assuming a 35% tax rate.
(4)	The efficiency ratio is calculated by dividing noninterest expense less acquisition costs, hurricane related costs and a one-time severance charge by tax equivalent basis net interest income plus noninterest income less net gain (loss) on investment securities.

RESULTS OF OPERATIONS

Net Income (Loss) Applicable to Common Shareholders – Net loss applicable to common shareholders was $4.9 million, or $0.06 per diluted common share, for the second quarter ended June 30, 2009, compared to net income applicable to common shareholders of $10.3 million, or $0.14 per diluted common share, earned for the second quarter of 2008. Net income applicable to common shareholders for the six months ended June 30, 2009 was $672 thousand, or $0.01 per diluted common share, compared to $21.9 million, or $0.30 per diluted common share earned for the same period in 2008.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. During 2008, the FOMC significantly reduced overnight interest rates by 225 basis points to 2.00% at June 30, 2008 and an additional 175 basis points to 0.25% at December 31, 2008. Rates remained at this historically low level throughout the first half of 2009. This decline in interest rates negatively impacted our net interest income and margin during 2008 and 2009.

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands).

	Three Months Ended June 30,
	(Dollars in thousands)
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$2,714	$40	5.84%	$94,801	$1,540	6.53%
Loans held for investment (1):
Taxable	3,634,159	51,598	5.69%	3,538,656	58,510	6.65%
Non-taxable (2)	5,294	77	5.87%	2,321	46	7.89%
Securities:
Taxable	761,249	8,815	4.64%	622,794	7,408	4.78%
Non-taxable (2)	96,447	1,292	5.37%	96,814	1,285	5.34%
Other interest-earning assets	39,815	26	0.26%	10,998	54	1.98%

Total interest-earning assets	4,539,678	61,848	5.46%	4,366,384	68,843	6.34%

Noninterest-earning assets:
Cash and due from banks	91,647			97,745
Premises and equipment, net	50,869			40,980
Other assets	365,025			367,250
Allowance for loan losses	(55,899)			(34,894)

Total noninterest-earning assets	451,642			471,081

Total Assets	$4,991,320			$4,837,465

Interest-Bearing Liabilities:
Deposits:
Demand and savings	$1,674,468	$3,886	0.93%	$1,417,453	$3,889	1.10%
Certificates and other time	1,175,434	6,503	2.22%	1,056,022	8,662	3.30%
Other borrowed funds	216,342	425	0.79%	595,081	3,409	2.30%
Subordinated debt	77,701	885	4.57%	49,511	864	7.02%
Junior subordinated debt	82,734	1,155	5.60%	82,734	1,384	6.73%

Total interest-bearing liabilities	3,226,679	12,854	1.60%	3,200,801	18,208	2.29%

Noninterest-bearing sources:
Demand deposits	1,117,335			1,090,439
Other liabilities	41,548			44,109

Total noninterest-bearing liabilities	1,158,883			1,134,548

Shareholders’ equity	605,758			502,116

Total Liabilities and Shareholders’ Equity	$4,991,320			$4,837,465

Tax Equivalent Net Interest Income and Margin (2) (3)		48,994	4.33%		50,635	4.66%

Tax Equivalent Adjustment:
Loans		24			14
Securities		402			377

Total tax equivalent adjustment		426			391

Net Interest Income		$48,568			$50,244

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent adjustments are the result of increasing income from nontaxable loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	(Dollars in thousands)
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$2,297	$66	5.77%	$86,566	$2,925	6.79%
Loans held for investment (1):
Taxable	3,704,239	104,512	5.69%	3,471,827	120,136	6.96%
Non-taxable (2)	5,172	165	6.44%	2,648	106	8.10%
Securities:
Taxable	735,655	17,373	4.76%	595,068	13,957	4.72%
Non-taxable (2)	96,668	2,595	5.41%	97,113	2,536	5.25%
Other interest-earning assets	24,989	32	0.26%	10,409	117	2.26%

Total interest-earning assets	4,569,020	124,743	5.51%	4,263,631	139,777	6.59%

Noninterest-earning assets:
Cash and due from banks	97,310			98,061
Premises and equipment, net	49,805			38,690
Other assets	367,613			354,544
Allowance for loan losses	(52,341)			(34,485)

Total noninterest-earning assets	462,387			456,810

Total Assets	$5,031,407			$4,720,441

Interest-Bearing Liabilities:
Deposits:
Demand and savings	$1,620,419	$7,378	0.92%	$1,424,169	$9,504	1.34%
Certificates and other time	1,164,985	13,970	2.42%	1,091,002	20,639	3.80%
Other borrowed funds	290,463	1,237	0.86%	459,351	5,761	2.52%
Subordinated debt	77,760	1,864	4.83%	49,392	1,896	7.72%
Junior subordinated debt	82,734	2,359	5.75%	82,734	2,984	7.25%

Total interest-bearing liabilities	3,236,361	26,808	1.67%	3,106,648	40,784	2.64%

Noninterest-bearing sources:
Demand deposits	1,123,747			1,068,426
Other liabilities	43,613			46,832

Total noninterest-bearing liabilities	1,167,360			1,115,258

Shareholders’ equity	627,686			498,535

Total Liabilities and Shareholders’ Equity	$5,031,407			$4,720,441

Tax Equivalent Net Interest Income and Margin (2) (3)		97,935	4.32%		98,993	4.67%

Tax Equivalent Adjustment:
Loans		52			33
Securities		805			720

Total tax equivalent adjustment		857			753

Net Interest Income		$97,078			$98,240

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent adjustments are the result of increasing income from nontaxable loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

Tax equivalent net interest income decreased $1.6 million or 3.2% to $49.0 million and $1.1 million or 1.1% to $97.9 million for the three and six month periods ended June 30, 2009, respectively, compared to the same time periods in 2008. Our tax equivalent net interest margin was 4.33% and 4.32% for the three and six month periods ended June 30, 2009, respectively, compared to 4.66% and 4.67% for the three and six month periods ended June 30, 2008, respectively. This decline in net interest margin was due, in part, to the significant decline in short-term interest rates and an increase in nonperforming assets. The negative impact of the decline in short-term interest rates was partially mitigated by the work we have done in recent years to position our balance sheet to be more neutral to movements in short-term interest rates including the interest rate hedge that was established in 2006.

Tax equivalent interest income on loans decreased $8.4 million and $18.4 million for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008, due primarily to a decrease in yield earned of 95 basis points and 127 basis points for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. This decrease in yield was due to the decline in interest rates during 2008 and an increase in nonperforming loans during 2008 and 2009. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income. Nonaccrual loans increased $65.1 million to $114 million at June 30, 2009 compared to June 30, 2008. Interest forgone on nonaccrual loans was $2.2 million and $3.5 million for the three and six month periods ended June 30, 2009, respectively, compared to $632 thousand and $1.1 million for the same periods in 2008. This increase in nonaccrual loans resulted in a reduction in net interest margin of 14 basis points and 11 basis points for the three and six month period ended June 30, 2009, respectively. The decrease in yield was partially offset by an increase in average total loans of $151 million or 4.2% for the six months ended June 30, 2009 over the comparable period in 2008, and additional interest income from the interest rate hedge that we purchased in 2006 which provided additional interest income of $1.2 million or 10 basis points and $3.7 million or 16 basis points to net interest margin for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. The hedge converts a portion of our loan portfolio from variable rate loans to fixed rate loans.

Tax equivalent interest income on securities increased $1.4 million and $3.4 million for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008 due to an increase in the average securities and yield earned. Average securities increased $138 million or 19.2% and $140 million or 20% for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008.

Total interest expense decreased $5.4 million and $14.0 million for the three and six month periods ended June 30, 2009, respectively, over the comparable periods in 2008 due primarily to a decline in interest rates and the utilization of lower cost noninterest and interest-bearing demand and savings deposits. The decline in interest rates was partially offset by an increase in average interest-bearing liabilities for the three and six month periods ended June 30, 2009 of $26 million or 1.0% and $130 million or 4.2%, respectively, compared to the same periods in 2008. This decrease in interest expense was primarily due to a decrease in interest expense on deposits of $2.2 million and $8.8 million for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008 resulting from a decrease in the average rate paid on all interest-bearing deposits of 58 basis points and 86 basis points for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008.

Average other borrowed funds for the three and six month periods ended June 30, 2009 decreased $379 million and $169 million, respectively, compared to the same periods in 2008. These borrowings provided additional funding at a rate of 0.79% and 0.86% for the three and six month periods ended June 30, 2009, respectively, for a decrease in funding costs of 151 basis points and 166 basis points for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. The decreased borrowings and interest rates contributed to a decrease in interest expense on other borrowings of $3.0 million and $4.5 million for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008.

Noninterest Income - Noninterest income consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Customer service fees	$3,752	$4,148	$7,864	$8,024
Net gain (loss) on securities	(2)	—	13	—
Wealth management fees	1,840	2,363	4,042	4,701
Bank-owned life insurance	861	937	1,767	1,761
Debit card income	596	679	1,171	1,268
Other	3,446	2,743	6,434	5,831

Total	$10,493	$10,870	$21,291	$21,585

Total noninterest income for the three and six month periods ended June 30, 2009 decreased $377 thousand and $294 thousand, respectively, compared to the same periods in 2008. Details of the changes in the various components of noninterest income are discussed below:

Customer service fees for the three and six months ended June 30, 2009 decreased $396 thousand and $160 thousand, respectively, compared to the same periods in 2008. This decrease was primarily due to lower transaction activity.

Wealth management fees decreased $523 thousand and $659 thousand for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease in wealth management fees was due primarily to a decline in investment management fees which are assessed based on the market value of managed assets. Our total assets under management have decreased over the prior year due to recent market conditions. Our wealth management group provides customized solutions for high net worth customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services, as well as insurance and risk management services.

Other noninterest income increased $703 thousand and $603 thousand for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. This increase was due primarily to $1.4 million and $2.2 million in gains recorded as a result of the cash flow hedge ineffectiveness for the three and six months ended June 30, 2009, respectively. These increases were partially offset by a decrease in lending fees of approximately $500 thousand and $800 thousand for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

Noninterest Expense - Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Salaries and employee benefits	$24,152	$20,865	$46,429	$41,624
Occupancy	6,168	5,360	12,037	10,625
Technology	2,475	2,305	4,980	4,635
Professional fees	1,157	1,215	2,354	2,224
Postage, delivery and supplies	760	963	1,481	2,036
Marketing	499	724	930	1,137
Core deposit and other intangibles amortization	565	586	1,130	1,171
Acquisition costs	—	—	—	562
FDIC insurance assessments	4,001	596	5,233	1,201
Net gains and carrying costs of other real estate and foreclosed property	(103)	63	55	(6)
Other	4,347	5,031	8,990	9,887

Total	$44,021	$37,708	$83,619	$75,096

Total noninterest expense for the three and six month periods ended June 30, 2009 increased $6.3 million and $8.5 million, respectively, compared to the same periods in 2008. Details of the changes in the various components of noninterest expense are discussed below:

Salaries and employee benefits for the three and six month periods ended June 30, 2009 increased $3.3 million and $4.8 million, respectively, compared to the same periods in 2008. These increases were primarily due to a one-time severance charge of $2.1 million recorded during the second quarter of 2009 as part of our ongoing company-wide expense reduction initiative. The remaining increase was due primarily to a decrease in cost deferrals related to lending activities and increases in employee benefits, including stock-based compensation, deferred compensation and additional employer matches due to changes in our 401(k) Plan.

Occupancy expense for the three and six month periods ended June 30, 2009 increased $808 thousand and $1.4 million compared to the same periods in 2008. This increase was due primarily to the consolidation of our central and corporate offices into one central location in Houston. We expect to complete this move over the next two years as the timing of the move is aligned with the renewals and expirations of our existing leases. In addition, during 2009 we opened two new banking centers in Houston.

During the first quarter of 2008, we recorded $562 thousand in acquisition-related expenses incurred in connection with the First Horizon branch acquisition. Acquisition expenses include retention bonuses and data processing costs related to the conversion of computer systems.

We have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program which allows funds in noninterest-bearing transaction deposit accounts to be fully FDIC-insured. FDIC insurance premiums increased $3.4 million and $4.0 million for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to increased FDIC assessment rates and higher average deposits. In addition, we recorded a special FDIC assessment of $2.3 million during the second quarter of 2009. As of June 30 2009, the FDIC levied a special assessment to all insured depository institutions totaling five basis points of each institution’s total assets less Tier 1 capital. The special assessment is part of the FDIC’s efforts to rebuild the Deposit Insurance Fund. It is possible that an additional special assessment will be necessary in the fourth quarter, although the amount of such a special assessment is uncertain. These special assessments depend upon a variety of factors which are beyond our control.

Other noninterest expense decreased $684 thousand and $897 thousand for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. These decreases can be attributed to our ongoing company-wide expense reduction plan as we have identified additional ways to reduce expenses in areas within the bank, which include consolidating certain banking centers, cutting vendor costs, and eliminating unnecessary service agreements. These actions are all part of building and maintaining a long-term sustainable cost discipline throughout the entire organization.

Income Taxes - We provided $933 thousand and $4.2 million for federal and state income taxes during the three and six month periods ended June 30, 2009, respectively, and $4.9 million and $10.5 million for the same periods in 2008, respectively. The effective tax rate was approximately 26% for the three month period ended June 30, 2009 as compared to 32% for the same period in 2008. The effective tax rate was 30% for the six month period ended June 30, 2009 as compared to 32% for the same period in 2008. We expect the effective tax rate to revert back to the 30% range for the remainder of 2009.

FINANCIAL CONDITION

Loans Held for Investment - The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
Commercial and industrial	$918,125	26.0%	$1,093,942	28.8%
Real estate:
Commercial	1,766,721	49.9%	1,763,712	46.5%
Construction	458,386	13.0%	545,303	14.4%
Residential mortgage (including multi-family residential)	323,483	9.1%	309,622	8.2%
Consumer/other	55,812	1.6%	63,883	1.7%
Foreign loans	14,694	0.4%	15,828	0.4%

Total loans held for investment	$3,537,221	100.0%	$3,792,290	100.0%

At June 30, 2009, loans held for investment were $3.5 billion, a decrease of $255 million or 6.7% over loans held for investment at December 31, 2008. The decline in loan growth during 2009 was due in part to principal reductions in energy loans and a slowing demand resulting from customer decisions to defer new projects, reduce inventory positions, and pay down lines of credit.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual revenues of $100 million or less. Typically, our customers have financing requirements between $50 thousand and $5 million. At June 30, 2009, commercial real estate loans and commercial and industrial loans were 49.9% and 26.0%, respectively, of loans held for investment.

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

The following table summarizes our commercial, construction and multifamily residential real estate loan portfolios, excluding foreign loans, by the type of property securing the credit (dollars in thousands). Multifamily residential real estate is included in the residential mortgage real estate loan category.

	June 30, 2009
	Amount	%
Property type:
Office and office warehouse	$462,621	20.5%
Retail	383,991	17.0%
Acquisition and land development	250,379	11.1%
Hospitality	297,149	13.2%
1-4 family	120,069	5.3%
Industrial warehouse	87,393	3.9%
Multi-family residential	35,804	1.6%
Other	620,054	27.4%

	$2,257,460	100.0%

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other business relationships with us.

As of June 30, 2009, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions. Our largest concentration in any single industry is in the energy loan portfolio. At June 30, 2009, our energy loan portfolio totaled $334 million which represents 9.5% of total loans held for investment. The petroleum industry is usually divided into three major components: upstream, midstream and downstream. The composition of the collateral of our upstream energy portfolio, at June 30, 2009, consists of 54% gas reserves and 46% oil reserves. The upstream oil sector is a term commonly used to refer to the exploration for and the recovery and production of crude oil and natural gas. The upstream oil sector is also known as the exploration and production sector. These reserve-based loans represent approximately 70% of our energy loan portfolio. The remaining energy loan portfolio consists of well-secured loans to companies that would be classified as midstream energy companies. A midstream energy company is a company that processes and transports crude oil and natural gas. The energy lending group participates in shared national credits which are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits.

At June 30, 2009, loans held for investment were 89.4% of deposits and 72.0% of total assets. Loans held for investment were 99.3% of deposits and 74.7% of total assets at December 31, 2008.

Securities - Our securities portfolio at June 30, 2009 totaled $930 million as compared to $805 million at December 31, 2008, an increase of $125 million or 15.5%.

Net unrealized gains on the available-for-sale securities were $11.5 million at June 30, 2009 as compared to $6.2 million at December 31, 2008.

We review investment securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Net OTTI losses on individual investment securities are recognized as a realized loss through earnings when it is more likely than not that we will not collect all of the contractual cash flows or we are unable to hold the securities to recovery.

For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate OTTI into the amount that is credit-related and the amount that is due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.

During the second quarter of 2009, we recorded a $2.9 million OTTI on one held-to-maturity debt security which includes $14 thousand of credit-related OTTI and $2.9 million recorded directly to other comprehensive income for the noncredit-related impairment amount.

Deposits – The following table summarizes our deposit portfolio by type (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
Noninterest-bearing demand	$1,127,717	28.5%	$1,123,746	29.4%
Interest-bearing demand	1,670,437	42.1%	1,523,969	39.9%
Certificates and other time deposits:
Jumbo	644,965	16.3%	660,427	17.3%
Regular	306,988	7.8%	317,719	8.3%
Brokered	208,128	5.3%	193,276	5.1%

Total deposits	$3,958,235	100.0%	$3,819,137	100.0%

Total deposits as of June 30, 2009 increased $139 million to $4.0 billion, up 3.6% compared to $3.8 billion at December 31, 2008. This increase was due to internal deposit growth. The percentage of interest-bearing and noninterest-bearing demand deposits to total deposits as of June 30, 2009 was 42.1% and 28.5%, respectively, and our loan to deposit ratio was 89.4%.

Other Borrowed Funds – As of June 30, 2009, we had $177 million in other borrowings compared to $409 million at December 31, 2008, a decrease of $232 million. This decline in borrowings was the result of an increase in total deposits. Our primary source of other borrowings is the Federal Home Loan Bank (“FHLB”). These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. FHLB advances are available to us under a security and pledge agreement. At June 30, 2009, we had total funds of $1.1 billion available under this agreement of which $50.5 million was outstanding with an average interest rate of 2.37%. At June 30, 2009, we had $40.0 million of FHLB advances that mature in nine years and $500 thousand of FHLB advances with a remaining maturity of one year. The remaining $10.0 million of FHLB advances had a maturity of one day. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. At June 30, 2009 and December 31, 2008, we had securities sold under agreements to repurchase with banking customers of $9.8 million and $9.9 million, respectively. Structured repurchase agreements totaled $50.0 million at June 30, 2009 and December 31, 2008 and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a rate equal to LIBOR less 100 basis points and reset quarterly until the first quarter of 2010 at which time the rate will become fixed at 3.88% and 3.50%, respectively. The rate on these repurchase agreements was zero at June 30, 2009. The rate on these repurchase agreements was 1.22% and 0.87%, respectively, at December 31, 2008.

Treasury Auction Facilities (“TAF”) are term funds auctioned to depository institutions by the Federal Reserve Board. Each TAF auction is for a fixed amount, with the rate determined by the auction process (subject to a minimum bid rate). All advances must be fully collateralized. At June 30, 2009, we had $40 million of TAF borrowings outstanding at a rate of 0.25%. At December 31, 2008, we had $100 million of TAF borrowings outstanding at a rate 0.42%.

We have federal funds purchased at correspondent banks that typically mature within one to ninety days. As of June 30, 2009, federal funds outstanding with correspondent banks were $26.3 million and payable upon demand.

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

Nonperforming assets consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Nonperforming loans:
Nonaccrual	$114,069	$87,491
Restructured	2,828
Real estate acquired by foreclosure	8,095	5,625
Other repossessed assets	419	154

Total nonperforming assets	$125,411	$93,270

Accruing loans past due 90 days or more	$2,112	$8,448

Nonperforming loans to period-end loans	3.30%	2.31%
Nonperforming assets to period-end assets	2.55%	1.84%

Nonperforming assets were $125 million at June 30, 2009, a $32.1 million increase from December 31, 2008. The increase in nonaccrual loans was due primarily to eight loan relationships totaling approximately $28 million. The largest of these loans is a $9.0 million multi-use land development loan that is not performing as agreed, however, we are in a favorable position due to the underlying collateral. The remaining increase was primarily related to loans secured by owner-occupied commercial real estate. These loans are expected to have minimal losses due to the low loan to value of each of these real estate secured credits.

Included in the nonperforming loans balance are nonperforming loans related to an energy customer that is currently in Chapter 11 bankruptcy. Total exposure to this customer as of June 30, 2009 and December 31, 2008 was $18.1 million and $29.2 million, respectively, as we recorded a $9.6 million charge-off on this relationship during the second quarter of 2009. While completing the Company’s analysis of the allowance for credit losses for the quarter ended June 30, 2008, the Company was notified that this borrower was in the process of filing for Chapter 11 bankruptcy protection. This borrower was part of a shared national credit totaling approximately $2.4 billion. The Company’s participation was approximately $20 million at June 30, 2008. Due to the announced bankruptcy and the significance of this credit relationship to the Company, management immediately placed the loan on nonaccrual and disclosed it as part of the Company’s nonperforming loans as of June 30, 2008. At June 30, 2008 the Company recorded a provision for credit losses of $3.7 million. As legally required, the Company funded additional proceeds of $9.2 million (net of an $800 thousand purchase discount) related to this borrower in July 2008, increasing the Company’s overall exposure to $29.2 million in the third quarter of 2008. The Company recorded an additional provision for credit losses of $600 thousand in the third quarter of 2008 due to this increased exposure. The estimated provision for both the second and third quarter of 2008 were based on management’s review of information indicating that the customer had significant, valuable energy and fixed assets.

During the first quarter of 2009, the borrower announced its intentions to liquidate its various business units through direct sales and auctions and submitted an analysis of the expected sales proceeds of the various business units. After analyzing the information as submitted through the bankruptcy proceedings and the new direction of the bankruptcy, management determined an additional $5.3 million provision was prudent bringing the total amount reserved on this relationship to $9.6 million, approximately 36% of the amount of debt outstanding at March 31, 2009.

During the second quarter of 2009, the borrower filed its plan of reorganization with the Bankruptcy court which included firm estimates of each creditor’s losses as well as the remaining assets of the company. As such, the Company recorded a charge-off of $9.6 million, the entire allowance for credit losses related to this relationship. No additional provision for credit losses was necessary based on the valuations as presented in the bankruptcy proceedings. The Company’s remaining net loan balance for this relationship is $18.1 million at June 30, 2009. It is expected that this relationship will be fully resolved during the fourth quarter of 2009 when the plan of reorganization is expected to receive confirmation. The Company does not anticipate taking any additional material losses associated with this relationship in the future.

Accruing loans past due 90 days or more at June 30, 2009 totaled $2.1 million, down $6.3 million compared to $8.4 million at December 31, 2008.

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

The provision for credit losses for the three and six months ended June 30, 2009 was $11.5 million and $20.5 million, respectively, as compared to $8.2 million and $12.3 million for the same periods in 2008, respectively.

In the third quarter of 2008, we recorded a $2.7 million provision for credit losses related to Hurricane Ike. Approximately $220 million in outstanding loans had been identified that had collateral located in areas within the Hurricane Evacuation Zones. In the months since the storm, we have closely monitored the performance of these loans. After a thorough review during the first quarter of 2009, it was determined that the majority of these loans are expected to perform as agreed. A small number of these loans have moved to our monitored loan listing and have been allocated a specific reserve from the original Hurricane Ike reserve. As a result, during the first quarter of 2009, we reduced the amount of unallocated allowance related to Hurricane Ike by $1.7 million.

Net charge-offs were $15.1 million or 1.67% (annualized) and $17.2 million or 0.93% of average total loans for the three and six months ended June 30, 2009, respectively, compared to $2.2 million or 0.24% (annualized) and $5.1 million or 0.29% of average total loans for the same periods in 2008, respectively. The increase in charge-offs during the quarter ended June 30, 2009 included a $9.6 million charge-off related to an energy customer that is currently in Chapter 11 bankruptcy which had previously been provided for in our allowance for loan losses as discussed above.

The allowance for loan losses at June 30, 2009 was $53.1 million and represented 1.50% of total loans. The allowance for loan losses at June 30, 2009 was 45.40% of nonperforming loans, down from 56.21% at December 31, 2008. The allowance for unfunded lending commitments was $1.1 million as of June 30, 2009 compared to $1.7 million as of December 31, 2008.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Allowance for loan losses at beginning of period	$56,703	$35,681	$49,177	$34,446
Charge-offs:
Commercial, financial, and industrial	13,523	2,210	15,483	3,931
Real estate, mortgage and construction	1,903	252	2,341	1,733
Consumer	331	351	791	654

Total charge-offs	15,757	2,813	18,615	6,318

Recoveries
Commercial, financial, and industrial	286	477	926	829
Real estate, mortgage and construction	180	23	278	84
Consumer	163	116	257	293

Total recoveries	629	616	1,461	1,206

Net charge-offs	15,128	2,197	17,154	5,112
Provision for loan losses	11,500	8,167	21,052	12,317

Allowance for loan losses at end of period	53,075	41,651	53,075	41,651

Allowance for unfunded loan commitments at beginning of period	1,102	927	1,654	927
Provision (credit) for losses on unfunded loan commitments	—	—	(552)	—

Allowance for unfunded loan commitments at end of period	1,102	927	1,102	927

Total allowance for credit losses	$54,177	$42,578	$54,177	$42,578

Period-end allowance for credit losses to period-end loans	1.53%	1.16%	1.53%	1.16%
Period-end allowance for loan losses to period-end loans	1.50%	1.14%	1.50%	1.14%
Period-end allowance for loan losses to nonperforming loans	45.40%	85.14%	45.40%	85.14%
Net charge-offs to average loans (annualized)	1.67%	0.24%	0.93%	0.29%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of June 30, 2009 and December 31, 2008:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
June 30, 2009
+200	7.27%
+100	3.15%
Base	0.00%
-100	-6.80%

December 31, 2008
+200	4.13%
+100	2.86%
Base	0.00%
-100	-4.92%

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

CAPITAL AND LIQUIDITY

Capital – At June 30, 2009, shareholders’ equity totaled $570 million or 11.6% of total assets, as compared to $643 million or 12.7% of total assets at December 31, 2008. Our risk-based capital ratios together with the minimum capital amounts and ratios at June 30, 2009 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$556,820	13.7%	$325,237	8.0%
Tier 1 capital (to risk weighted assets)	449,744	11.1%	162,618	4.0%
Tier 1 capital (to average assets)	449,744	9.4%	191,796	4.0%

During 2008, we received $125 million in capital from the U.S. Treasury as the result of our participation in the U.S. Treasury’s Capital Purchase Program. During the second quarter of 2009, the Company fully redeemed the $125 million preferred stock that it sold to the U.S. Treasury in December of 2008. See Note 15 to our Consolidated Financial Statements for further discussion of regulatory capital requirements.

Additionally, during the second quarter of 2009, the Company issued 8.3 million shares of its common stock through a public stock offering, which resulted in net proceeds of approximately $54.6 million, after deducting underwriting fees and estimated offering expenses.

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

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At June 30, 2009, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $62.6 million. It is not anticipated that such restrictions will have an impact on our ability to meet our ongoing cash obligations.

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

We enhanced review and evaluation control procedures to restrict modification of terms for loans, specifically extension of maturity dates. We review these control procedures on an ongoing basis and management anticipates that such control procedures will operate effectively for the remainder of 2009. Additional control procedures will be implemented as determined necessary.

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

On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Program”) originally adopted by the Board on April 26, 2005. The aggregate number of shares originally approved by the Board for repurchase under the Program remains unchanged at 3,750,000 shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. No shares were repurchased by the Company during the three months ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 27, 2009, we held our 2009 Annual Meeting of Shareholders, at which meeting our Shareholders approved the following:

(a)	Election of the following directors:

Class II Directors	FOR	WITHHELD
David L. Hatcher	47,683,739	19,473,252
Raimundo Riojas E.	57,886,917	9,270,074
Dan C. Tutcher	57,914,272	9,242,719
Sheldon I. Oster	57,853,532	9,303,459

The terms of directors Edward R. Bardgett, J. Downey Bridgwater, George Beatty, Jr, Anat Bird, Bruce J. Harper, Bernard A. Harris, Jr., MD, Glenn H. Johnson, R. Bruce LaBoon, Roland Rodriguez and Elizabeth C. Williams continued beyond the 2009 Annual Meeting of Shareholders.

(b)	Ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

FOR	AGAINST	ABSTAIN
66,430,439	667,217	59,334

(c)	Approve a non-binding advisory vote on our executive compensation.

FOR	AGAINST	ABSTAIN
56,598,056	10,239,667	317,952

(d)	Recommend that the Board of Directors take action to declassify the Board such that all directors stand for election annually.

FOR	AGAINST	ABSTAIN
51,086,210	9,108,897	310,452

ITEM 5.	OTHER INFORMATION.

On August 5, 2009, our Board of Directors unanimously approved an amendment to Section 5.2 of the Company’s Amended and Restated Bylaws, which increased the ownership percentage required to call a special meeting of the shareholders from 10% to 25%. The amendment is effective August 5, 2009.

This summary is qualified in its entirety by reference to the First Amendment to the Amended and Restated Bylaws of Sterling Bancshares, Inc. filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS.

*3.1	First Amendment to the Amended and Restated Bylaws of Sterling Bancshares, Inc.

10.1	Redemption Letter Agreement, dated May 5, 2009, by and between Sterling Bancshares, Inc. and the United States Department of the Treasury [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2009 (File No. 0-20750).]

11	Statement Regarding Computation of Earnings Per Share (included as Note 12) to Consolidated Financial Statements on page 21 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: August 6, 2009	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2009	By:	/s/ Zach L. Wasson
Zach L. Wasson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

*3.1	First Amendment to the Amended and Restated Bylaws of Sterling Bancshares, Inc.

10.1	Redemption Letter Agreement, dated May 5, 2009, by and between Sterling Bancshares, Inc. and the United States Department of the Treasury [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2009 (File No. 0-20750).]

11	Statement Regarding Computation of Earnings Per Share (included as Note 12) to Consolidated Financial Statements on page 21 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.