Form 10-Q
period 2009-09-30
STERLING BANCSHARES INC
filed 2009-11-09
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2009
[Common Stock, $1.00 par value per share]	81,762,121 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$158,114	$113,163
Available-for-sale securities, at fair value	836,521	633,357
Held-to-maturity securities, at amortized cost	162,990	172,039

Loans held for sale	38,187	1,524
Loans held for investment	3,312,520	3,792,290

Total loans	3,350,707	3,793,814
Allowance for loan losses	(70,059)	(49,177)

Loans, net	3,280,648	3,744,637

Premises and equipment, net	49,128	46,875
Real estate acquired by foreclosure	11,674	5,625
Goodwill	173,210	173,210
Core deposit and other intangibles, net	12,179	13,874
Accrued interest receivable	16,142	19,428
Other assets	158,912	157,771

TOTAL ASSETS	$4,859,518	$5,079,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,094,346	$1,123,746
Interest-bearing demand	1,874,746	1,523,969
Certificates and other time	1,038,362	1,171,422

Total deposits	4,007,454	3,819,137
Other borrowed funds	99,486	408,586
Subordinated debt	77,616	78,335
Junior subordinated debt	82,734	82,734
Accrued interest payable and other liabilities	46,716	48,048

Total liabilities	4,314,006	4,436,840

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued or outstanding at September 30, 2009, 125,198 shares issued and outstanding at December 31, 2008	—	118,012
Common stock, $1 par value, 150,000,000 shares authorized, 83,622,435 and 75,127,636 issued and 81,754,935 and 73,260,136 outstanding at September 30, 2009 and December 31, 2008, respectively	83,622	75,128
Capital surplus	171,955	121,918
Retained earnings	295,401	332,009
Treasury stock, at cost, 1,867,500 shares held at September 30, 2009 and December 31, 2008	(21,399)	(21,399)
Accumulated other comprehensive income, net of tax	15,933	17,471

Total shareholders’ equity	545,512	643,139

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,859,518	$5,079,979

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$49,658	$59,636	$154,349	$182,770
Securities:
Taxable	9,286	7,714	26,659	21,671
Non-taxable	897	909	2,687	2,725
Deposits in financial institutions	64	2	64	10
Other earning assets	29	53	61	162

Total interest income	59,934	68,314	183,820	207,338

Interest expense:
Demand and savings deposits	4,403	4,136	11,781	13,640
Certificates and other time deposits	5,504	8,763	19,474	29,402
Other borrowed funds	346	3,432	1,583	9,193
Subordinated debt	748	1,198	2,612	3,094
Junior subordinated debt	1,082	1,317	3,441	4,301

Total interest expense	12,083	18,846	38,891	59,630

Net interest income	47,851	49,468	144,929	147,708
Provision for credit losses	56,131	10,100	76,631	22,417

Net interest income (loss) after provision for credit losses	(8,280)	39,368	68,298	125,291

Noninterest income:
Customer service fees	3,845	3,882	11,709	11,906
Net gain (loss) on securities	4	(187)	31	(187)
Impairment loss on debt security held-to-maturity:
Impairment loss on debt security held-to-maturity	—	—	(2,690)	—
Noncredit-related loss on debt security recognized in other comprehensive income	—	—	2,676	—

Net impairment loss on debt security held-to-maturity	—	—	(14)	—
Wealth management fees	1,862	2,255	5,904	6,956
Other	3,402	3,851	12,774	12,711

Total noninterest income	9,113	9,801	30,404	31,386

Noninterest expense:
Salaries and employee benefits	21,005	21,692	67,434	63,316
Occupancy	5,967	5,367	18,004	15,992
Technology	2,495	2,600	7,475	7,235
Professional fees	1,065	1,257	3,419	3,481
Postage, delivery and supplies	700	871	2,181	2,907
Marketing	557	627	1,487	1,764
Core deposit and other intangibles amortization	565	586	1,695	1,757
Acquisition costs	154	—	154	562
FDIC insurance assessments	1,741	561	6,974	1,762
Other	5,826	5,436	14,871	15,317

Total noninterest expense	40,075	38,997	123,694	114,093

Income (loss) before income taxes	(39,242)	10,172	(24,992)	42,584
Income tax provision (benefit)	(14,518)	3,082	(10,282)	13,578

Net income (loss)	$(24,724)	$7,090	$(14,710)	$29,006

Preferred stock dividends	—	—	9,342	—

Net income (loss) applicable to common shareholders	$(24,724)	$7,090	$(24,052)	$29,006

Earnings (loss) per common share:
Basic	$(0.30)	$0.10	$(0.31)	$0.40

Diluted	$(0.30)	$0.10	$(0.31)	$0.39

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2008	—	$—	74,926	$74,926	$110,367	$309,903	(1,768)	$(20,493)	$5,556	$480,259

Comprehensive income:
Net income						29,006				29,006
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $125									232	232
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of $1,068									1,983	1,983

Total comprehensive income										31,221

Issuance of common stock under incentive compensation plans			129	129	764					893
Common stock issued for vested restricted stock, net of shares forfeited			47	47	(47)					—
Stock-based compensation expense					2,667					2,667
Shares held in Rabbi Trust			(16)	(16)	(140)					(156)
Repurchase of common stock							(100)	(906)		(906)
Cash dividends paid						(12,083)				(12,083)

BALANCE AT SEPTEMBER 30, 2008	—	$—	75,086	$75,086	$113,611	$326,826	(1,868)	$(21,399)	$7,771	$501,895

BALANCE AT JANUARY 1, 2009	125,198	$118,012	75,128	$75,128	$121,918	$332,009	(1,868)	$(21,399)	$17,471	$643,139
Comprehensive loss:
Net loss						(14,710)				(14,710)
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $4,616									8,572	8,572
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of ($4,507)									(8,371)	(8,371)
Noncredit-related impairment loss on held-to-maturity security not expected to be sold, net of taxes of ($936)									(1,739)	(1,739)

Total comprehensive loss										(16,248)

Issuance of common stock			8,280	8,280	46,282					54,562
Issuance of common stock under incentive compensation plans			172	172	563					735
Common stock issued for vested restricted stock, net of shares forfeited			49	49	(49)					—
Stock-based compensation expense					3,279					3,279
Shares held in Rabbi Trust			(7)	(7)	(38)					(45)
Preferred stock redemption, accelerated dividend and amortization of preferred stock discount	(125,198)	(118,012)				(7,186)				(125,198)
Preferred stock dividends paid						(2,156)				(2,156)
Common stock dividends paid						(12,556)				(12,556)

BALANCE AT SEPTEMBER 30, 2009	—	$—	83,622	$83,622	$171,955	$295,401	(1,868)	$(21,399)	$15,933	$545,512

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,710)	$29,006
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,355	1,239
Net (gain) loss on securities	(31)	187
Credit-related other-than-temporary impairment on debt security held-to-maturity	14	—
Net gain on loans	(379)	(127)
Provision for credit losses	76,631	22,417
Writedowns, less gains on sale, of real estate acquired by foreclosure	1,798	(188)
Depreciation and amortization	7,992	7,931
Stock-based compensation expense (net of tax benefit recognized)	2,402	1,933
Excess tax benefits from share-based payment arrangements	(37)	(24)
Net decrease in loans held for sale	413	9,874
Net loss (gain) on sale of bank assets	178	(125)
Net increase in accrued interest receivable and other assets	(7,324)	(20,878)
Net decrease in accrued interest payable and other liabilities	(1,193)	(5,505)

Net cash provided by operating activities	67,110	45,740

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	18,017	13,829
Proceeds from the sale of available-for-sale securities	3,585	28,236
Proceeds from the maturities or calls and paydowns of available-for-sale securities	151,910	81,828
Purchases of available-for-sale securities	(346,885)	(177,996)
Purchases of held-to-maturity securities	(14,867)	(8,218)
Net decrease (increase) in loans held for investment	376,858	(307,877)
Purchase of bank-owned life insurance	—	(13,875)
Proceeds from sale of real estate acquired by foreclosure	3,816	2,849
Payment of earnout obligations related to the acquisition of MBM Advisors, Inc.	—	(2,222)
Cash and cash equivalents acquired with First Horizon National Corp. branch acquisition	—	15,302
Proceeds from sale of loans originated as held for investment	—	11,490
Proceeds from sale of premises and equipment	49	169
Purchase of premises and equipment	(9,202)	(8,641)

Net cash provided by (used in) investing activities	183,281	(365,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	188,317	(184,885)
Net (decrease) increase in other borrowed funds	(309,100)	420,922
Proceeds from issuance of subordinated debt	—	25,000
Proceeds from issuance of long-term borrowings	—	50,000
Proceeds from issuance of common stock under incentive compensation plans	699	870
Proceeds from issuance of common stock, net of expenses	54,562	—
Repurchase of common stock for Rabbi Trust	(45)	(156)
Repurchase of common stock	—	(906)
Excess tax benefits from share-based payment arrangements	37	24
Redemption of preferred stock	(125,198)	—
Preferred stock dividends paid	(2,156)	—
Common stock dividends paid	(12,556)	(12,083)

Net cash (used in) provided by financing activities	(205,440)	298,786

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,951	(20,600)
CASH AND CASH EQUIVALENTS:
Beginning of period	11,663	133,670

End of period	$158,114	$113,070

Supplemental information:
Income taxes paid	$13,500	$21,125
Interest paid	41,196	63,029
Noncash investing and financing activities –
Acquisition of real estate through foreclosure of collateral	11,663	3,540
Transfer of loans from held for investment to held for sale	36,693	—
Transfer of loans from held for sale to held for investment	—	112,129
Acquisition of MBM Advisors, Inc.
Payable to MBM Advisors, Inc. shareholders	1,119	1,955

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

The Company has evaluated subsequent events through November 9, 2009, the date the financials statements were issued.

New Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC 105”) Generally Accepted Accounting Principles. The Accounting Standards Codification (“ASC”) is the official source of authoritative United States Generally Accepted Accounting Principles (“GAAP”) superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. ASC 105 became effective during the third quarter of 2009 and did not have a significant impact on the Company’s financial statements.

Business Combinations: On January 1, 2009, new authoritative accounting guidance under ASC 805 Business Combinations became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC 805 requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. ASC 805 will apply to future acquisitions by the Company subsequent to January 1, 2009.

Derivatives and Hedging: ASC 815 Derivatives and Hedging amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC 815 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 10 - Derivative Financial Instruments.

Fair Value Measurement and Disclosures: ASC 820 Fair Value Measurement and Disclosures affirms that the fair value measurement objective when a market is not active is the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. ASC 820 provides additional guidance when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted ASC 820 during the quarter ended June 30, 2009. ASC 820 did not have a significant impact on

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the Company’s financial condition and results of operations. The enhanced disclosures related to ASC 820 are included in Note 16 – Disclosures about Fair Value of Financial Instruments.

Investments – Debt and Equity Securities: ASC 320 Investments – Debt and Equity Securities amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. ASC 320 became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 320 during the quarter ended June 30, 2009. The expanded disclosures and discussion of other-than-temporarily impaired debt securities related to ASC 320 are included in Note 3 – Securities.

Financial Instruments: ASC 825 Financial Instruments requires expanded disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The expanded disclosure requirements for ASC 825 are included in Note 16 – Disclosures about Fair Value of Financial Instruments.

Subsequent Events: ASC 855 Subsequent Events addresses events which occur after the balance sheet date but before the issuance of financial statements. Under ASC 855, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The Company adopted ASC 855 for the quarter ended June 30, 2009 and has included the required disclosures in Note 1 – Accounting Policies.

Transfers and Servicing: ASC 860 Transfers and Servicing improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 shall be effective for annual reporting periods that begin after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter, with early adoption prohibited. ASC 860 must be applied to transfers occurring on or after the effective date. Management has not completed its evaluation of ASC 860; however, the Company does not expect it to be material to its financial statements.

Consolidation: ASC 810 Consolidation improves financial reporting by enterprises involved with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter, with earlier adoption prohibited. Management has not completed its evaluation of ASC 810; however, the Company does not expect it to be material to its financial statements.

2. ACQUISITIONS

During the third quarter of 2009, Sterling Bank (the “Bank”) entered into a definitive purchase and assumption agreement to acquire approximately $500 million in deposits and 19 Texas bank branches from First Bank, a Missouri state-chartered bank. In addition, the Bank will also purchase approximately $230 million of performing business and consumer-related Texas-based loans from First Bank. The transaction is expected to be completed during the fourth quarter of 2009, subject to regulatory approval and other customary closing conditions.

On February 8, 2008, the Company acquired ten branches located in the Dallas and Fort Worth, Texas areas from First Horizon National Corp. (“First Horizon”). This transaction was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. In addition to these ten bank branches, the Company also agreed to acquire land from First Horizon for possible future Sterling banking centers in Lewisville, Arlington and Fort Worth, Texas. This transaction allowed the Company to achieve a critical presence in Dallas, Texas and an entry into the growing Fort Worth, Texas market. The Company acquired approximately $85.9 million in total assets and assumed deposit accounts of approximately $85.3 million for a premium of $1.7 million. Assets consisted of approximately $54.0 million in loans, $10.9 million in premises and equipment and $15.9 million in cash and other assets. The assets and liabilities were recorded at fair value based on market conditions and risk characteristics at the acquisition date. Excess cost over tangible net assets acquired totaled $5.3 million, of which $231 thousand and $5.1 million have been allocated to core deposits and goodwill, respectively, all of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results since February 8, 2008.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$53,880	$209	$(84)	$54,005
Obligations of states of the U.S. and political subdivisions	1,235	39	—	1,274
Mortgage-backed securities and collateralized mortgage obligations	748,054	20,096	(1,289)	766,861
Other securities	13,950	485	(54)	14,381

Total	$817,119	$20,829	$(1,427)	$836,521

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$98,914	$4,719	$—	$103,633
Mortgage-backed securities and collateralized mortgage obligations	64,076	313	(11,038)	53,351

Total	$162,990	$5,032	$(11,038)	$156,984

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$1,749	$25	$—	$1,774
Obligations of states of the U.S. and political subdivisions	1,331	27	—	1,358
Mortgage-backed securities and collateralized mortgage obligations	608,811	8,487	(1,270)	616,028
Other securities	15,252	—	(1,055)	14,197

Total	$627,143	$8,539	$(2,325)	$633,357

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$95,910	$1,930	$(228)	$97,612
Mortgage-backed securities and collateralized mortgage obligations	76,129	86	(9,967)	66,248

Total	$172,039	$2,016	$(10,195)	$163,860

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at September 30, 2009 are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$25,360	$25,389	$10,458	$10,563
Due after one year through five years	29,755	29,890	52,057	54,537
Due after five years through ten years	—	—	30,441	32,228
Due after ten years	—	—	5,958	6,305
Mortgage-backed securities and collateralized mortgage obligations	748,054	766,861	64,076	53,351
Other securities	13,950	14,381	—	—

Total	$817,119	$836,521	$162,990	$156,984

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at September 30, 2009.

Securities with carrying values totaling $244 million and fair values totaling $254 million were pledged to secure public deposits at September 30, 2009.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

	September 30, 2009
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$19,950	$(84)	$19,866	$—	$—	$—
Obligations of states of the U.S. and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	73,444	(579)	72,865	7,071	(710)	6,361
Other securities	2,012	—	2,012	11,938	(54)	11,884

Total	$95,406	$(663)	$94,743	$19,009	$(764)	$18,245

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	60,330	(11,038)	49,292

Total	$—	$—	$—	$60,330	$(11,038)	$49,292

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

For all security types discussed below where no OTTI is considered necessary at September 30, 2009, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Obligations of the U.S. Treasury and other U.S. government agencies: The agency securities consist of discount notes and medium-term notes issued by the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). These securities are fixed rate and may be callable at the option of the issuer. They were purchased at premiums or discounts. They have maturity dates up to seven years and have contractual cash flows guaranteed by agencies of the U.S. Government. The decline in fair value was generally attributable to interest rates and not credit quality. As such, no OTTI is considered necessary for these securities at September 30, 2009.

Obligations of states of the U.S. and political subdivisions: The municipal bonds are largely comprised of General Obligation (GO) bonds issued by school districts or municipalities. These bonds have fixed-rates and maturities of 15 years or less. During 2008, there were credit rating downgrades announced with regard to most of the insurers of the Company’s municipal bonds. These insurers provide a credit enhancement for the vast majority of municipal bond securities owned by the Company. Despite these downgrades, the municipal bonds owned by the Company are all considered to be investment grade due either to the underlying credit rating of the issuer or the current credit rating of the insurer. These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform, even if the nationally recognized statistical ratings organizations (“NRSROs”) further reduce the credit rating of the bond insurers.

Mortgage-backed securities and collateralized mortgage obligations (“CMO”): The agency mortgage-backed securities are comprised largely of fixed and variable rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), FNMA, or FHLMC. They have maturity dates of up to 40 years and have contractual cash flows guaranteed by agencies of the U.S. Government. The decline in fair value was generally attributable to changes in interest rates and not credit quality. As such, no OTTI was considered necessary for these securities at September 30, 2009, except as discussed below.

Other securities: These securities include certain interest-only securities, which are tied to underlying government guaranteed loans and are subject to prepayment and interest rate fluctuations. In addition, this category of securities includes a Community

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Reinvestment Act oriented mutual fund. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. As such, no OTTI is considered necessary for these securities at September 30, 2009.

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

For debt securities, the Company assesses whether OTTI is present when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security. When assessing whether the entire amortized cost basis of the security will be recovered, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a credit loss exists), and an OTTI is considered to have occurred.

Held-to-Maturity (HTM) Debt Securities

For debt securities where the Company has determined that an OTTI exists and the Company does not intend to sell the security or if it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the impairment is separated into the amount that is credit-related and the amount due to all other factors. The credit-related impairment is recognized in earnings, and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. For debt securities classified as held-to-maturity, the amount of noncredit-related impairment recognized in other comprehensive income is accreted over the remaining life of the debt security as an increase in the carrying value of the security.

The Company recorded a $14 thousand credit-related OTTI on a held-to-maturity debt security during the second quarter of 2009, based on its cash flow analysis. This security was issued in 2007 and is backed by hybrid adjustable-rate residential mortgage loans. As of September 30, 2009, this security was rated triple-C by Standard and Poor’s (“S&P”) and double-C by Fitch Ratings, Ltd. (“Fitch”) (Moody’s Investor Service (“Moody’s”) does not rate this security). The Company does not intend to sell the security, and it is not more likely than not that the Company will be required to sell the investment before recovery of its remaining amortized cost basis. Therefore, for the nine months ended September 30, 2009 the amount of the credit-related OTTI, $14 thousand, was recognized in earnings and the amount of the noncredit-related impairment of $2.9 million, was recognized in other comprehensive income as of September 30, 2009. The Company did not recognize any credit-related or noncredit-related impairment during the three month period ended September 30, 2009. The management of the Company believes that it will fully collect the carrying value of securities on which it has recorded a noncredit-related impairment in other comprehensive income. The following table sets forth additional information for the OTTI security for the three and nine months ended September 30, 2009 (in thousands):

	September 30, 2009
	Three Months Ended		Nine Months Ended
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Private Label CMO balance at beginning of period	$7,261	$4,382	$7,275	$7,275
Noncredit-related impairment	—	—	—	(2,893)
Amortization of noncredit-related impairment	—	203	—	203
Credit-related OTTI	—	—	(14)	—

Private Label CMO balance at end of period	$7,261	$4,585	$7,261	$4,585

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents a rollforward of the credit-related portion of the HTM OTTI that the Company recognized in earnings (in thousands):

	September 30, 2009
	Three months ended	Nine months ended
Balance of credit-related HTM OTTI at beginning of period	$14	$—
Additions for credit-related OTTI not previously recognized	—	14

Balance of credit-related HTM OTTI at end of period	$14	$14

In addition to the Private Label CMO referenced above, the Company owned 20 other Private Label CMOs with a total amortized cost basis of $60.4 million as of September 30, 2009. These securities are carried as either held-to-maturity or available-for-sale. The unrealized losses on the Company’s Private Label CMO portfolio as of September 30, 2009 are generally attributable to the widespread deterioration in economic and credit market conditions over the last 24 months. All of the Company’s Private Label CMO securities are backed by residential mortgage loans and were rated in the highest available investment grade category at the time of their purchase. They continue to be rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. As of September 30, 2009, 15 of the other 20 Private Label CMOs owned by the Company have been downgraded by one grade or more by at least one of the NRSROs. Of the 15 downgraded securities, 11 were rated “investment grade” (BBB or the Moody’s equivalent rating or higher), as of September 30, 2009.

The Company regularly reviews various credit quality metrics relating to individual Private Label CMOs, such as the ratio of credit enhancement to expected losses along with the ratio of credit enhancement to severely delinquent loans (loans 60 days or more delinquent). For certain securities, the Company develops more detailed loss projections by more specifically evaluating the residential mortgage loans collateralizing the security along with expected default rates and loss severities. Based upon this analysis, a cash flow analysis is conducted of the security to determine if the Company will recover its entire amortized cost basis in the security.

Because the Company currently expects to recover the entire amortized cost basis of these 20 Private Label CMOs and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company does not consider any of its other Private Label CMOs to be other-than-temporarily impaired at September 30, 2009.

Available-for-Sale (AFS) Securities

During the third quarter of 2008, the Company recorded a $722 thousand OTTI loss on securities on certain interest-only strips within the available-for-sale category. These securities are tied to an underling government guaranteed loan and are subject to prepayment and interest rate fluctuations. For available-for-sale securities, there was no OTTI recorded during the three and nine month periods ended September 30, 2009.

Realized Gains and Losses

The following table shows the gross realized gains on the sales of securities (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Proceeds from sales and calls	$1,545	$28,236	$3,585	$28,236
Gross realized gains	4	535	31	535
Gross realized losses	—	—	—	—

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. LOANS

The loan portfolio is classified by major type as follows (in thousands):

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
Loans held for sale
Commercial and industrial	$16,049	0.5%	$—	0.0%
Real estate:
Commercial	21,345	0.6%	697	0.0%
Residential mortgage	793	0.0%	827	0.0%

Total loans held for sale	$38,187	1.1%	$1,524	0.0%

Loans held for investment
Domestic:
Commercial and industrial	814,912	24.3%	1,093,942	28.8%
Real estate:
Commercial	1,701,535	50.8%	1,763,712	46.5%
Construction	394,819	11.8%	545,303	14.4%
Residential mortgage	334,973	10.0%	309,622	8.2%
Consumer/other	55,048	1.6%	63,883	1.7%
Foreign
Commercial and industrial	8,885	0.3%	13,577	0.4%
Other loans	2,348	0.1%	2,251	0.0%

Total loans held for investment	3,312,520	98.9%	3,792,290	100.0%

Total loans	$3,350,707	100.0%	$3,793,814	100.0%

Loan maturities and rate sensitivity of the loans held for investment, excluding residential mortgage and consumer loans, at September 30, 2009 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$548,953	$224,012	$41,947	$814,912
Real estate – commercial	254,697	781,753	665,085	1,701,535
Real estate – construction	202,057	111,220	81,542	394,819
Foreign loans	7,014	1,443	2,522	10,979

Total	$1,012,721	$1,118,428	$791,096	$2,922,245

Loans with a fixed interest rate	$206,655	$749,763	$226,336	$1,182,754
Loans with a floating interest rate	806,066	368,665	564,760	1,739,491

Total	$1,012,721	$1,118,428	$791,096	$2,922,245

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, San Antonio, Dallas and Fort Worth, Texas metropolitan areas.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As of September 30, 2009, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions. The Company’s largest concentration in any single industry is in the energy loan portfolio. At September 30, 2009, the energy loan portfolio totaled $278 million which represents 8.3% of total loans. The petroleum industry is usually divided into three major components: upstream, midstream and downstream. The composition of the collateral of the upstream energy portfolio, at September 30, 2009, consists of 57% gas reserves and 43% oil reserves. The upstream oil sector is a term commonly used to refer to the exploration for and the recovery and production of crude oil and natural gas. The upstream oil sector is also known as the exploration and production sector. These reserve-based loans represent approximately 68% of the energy loan portfolio. The remaining energy loan portfolio consists of well-secured loans to companies that would be classified as midstream energy companies. A midstream energy company is a company that processes and transports crude oil and natural gas. The energy lending group participates in shared national credits which are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business and are made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	September 30, 2009	December 31, 2008
Beginning balance	$2,100	$2,189
New loans	2,816	—
Repayments	(170)	(89)

Ending balance	$4,746	$2,100

Nonaccrual loans were $95.0 million and $87.5 million at September 30, 2009 and December 31, 2008, respectively. Interest foregone on nonaccrual loans was $2.1 million and $5.0 million for the three and nine months ended September 30, 2009, respectively, and $1.4 million and $2.6 million for the same time periods in 2008, respectively.

A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. The Company typically reviews all loans $250 thousand and greater for individual impairment. Additionally, loans restructured in a troubled debt restructuring are considered impaired. Loans are classified as troubled debt restructurings if the Company grants a concession for economic or legal reasons related to the borrower’s deteriorated financial position that the Company would not otherwise have granted. If an individually evaluated loan is considered impaired, a specific valuation allowance is allocated through an increase to the allowance for credit losses, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of the collateral. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

The recorded investment in individually assessed impaired loans was $74.0 million at December 31, 2008 of which $66.3 million required specific reserves totaling $13.0 million. The recorded investment in individually assessed impaired loans was $125 million at September 30, 2009, of which $51.4 million required specific reserves of $3.4 million. The Company has no further commitments to lend additional funds to these borrowers. Impaired loans at September 30, 2009 included $29.5 million of loans classified as held for sale. In the fourth quarter of 2009, management executed a definitive agreement to sell $16.0 million in net book value loans related to a previously disclosed nonperforming energy loan relationship and a letter of intent to sell $20.9 million in net book value commercial real estate loans out of the Company’s national SBA/commercial real estate portfolio. Management charged-off a portion of these loans against the related allowance for credit losses and reclassified these loans as held for sale at September 30, 2009.

The average recorded investment in impaired loans for the three and nine months ended September 30, 2009 was $123 million and $110 million, respectively, and for the three and nine months ended September 30, 2008 was $62.4 million and $39.9 million, respectively. No interest on impaired loans was received during the three and nine months ended September 30, 2009 and 2008, respectively.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Accruing loans 90 days past due or more were $681 thousand and $8.4 million at September 30, 2009 and December 31, 2008, respectively.

5. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$53,075	$41,651	$49,177	$34,446
Loans charged-off	37,834	6,249	56,449	12,567
Loan recoveries	(437)	(447)	(1,898)	(1,653)

Net loans charged-off	37,397	5,802	54,551	10,914
Provision for loan losses	54,381	9,373	75,433	21,690

Allowance for loan losses at end of period	70,059	45,222	70,059	45,222

Allowance for unfunded loan commitments at beginning of period	1,102	927	1,654	927
Provision for losses on unfunded loan commitments	1,750	727	1,198	727

Allowance for unfunded loan commitments at end of period	2,852	1,654	2,852	1,654

Total allowance for credit losses	$72,911	$46,876	$72,911	$46,876

Net charge-offs were $37.4 million and $54.6 million for the three and nine months ended September 30, 2009, respectively, compared to $5.8 million and $10.9 million for the same periods in 2008, respectively.

6. GOODWILL AND OTHER INTANGIBLES

Goodwill totaled $173 million at September 30, 2009 and December 31, 2008. During the first quarter of 2008, goodwill increased $5.1 million due to the acquisition of First Horizon. This increase was offset by final purchase accounting adjustments related to prior acquisitions.

The Company reviews its goodwill for impairment annually or more frequently if indicators of impairment exist. Goodwill is assigned to reporting units for purposes of impairment testing. Reporting units used for the goodwill impairment testing include our banking operations and MBM Advisors. There was no impairment of goodwill indicated at September 30, 2009.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Other intangible assets totaled $12.2 million at September 30, 2009 including $9.3 million related to core deposits and $2.9 million related to customer relationships. Other intangible assets totaled $13.9 million at December 31, 2008, including $10.7 million related to core deposits and $3.2 million related to customer relationships. The changes in intangibles related to core deposits and customer relationships during 2008 were related to the First Horizon branch acquisition, net of amortization. Core deposit and other intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. The total amortization expense related to intangible assets was $565 thousand and $1.7 million for the three and nine month periods ended September 30, 2009, respectively, and $586 thousand and $1.8 million for the same time periods in 2008, respectively. The projected amortization for core deposits and other intangibles as of September 30, 2009, is as follows (in thousands):

2009	$552
2010	2,149
2011	2,011
2012	1,801
2013	1,695
Thereafter	3,971

Total	$12,179

7. OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Federal Home Loan Bank advances	$40,500	$212,500
Repurchase agreements	57,336	59,936
Federal funds purchased	1,650	36,150
Treasury auction facility	—	100,000

Total	$99,486	$408,586

Federal Home Loan Bank Advances – The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. At September 30, 2009, the Company had total funds of $1.2 billion available under this agreement of which $40.5 million was outstanding with an average interest rate of 2.95%. At September 30, 2009, the Company had $40.0 million of FHLB advances with a maturity of eight years and $500 thousand of FHLB advances with a remaining maturity of less than one year. These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities Sold Under Agreements to Repurchase – Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day, while structured repurchase agreements with other financial institutions will have varying terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities. The securities underlying the structured repurchase agreements are held in safekeeping by the purchasing financial institution. At September 30, 2009 and December 31, 2008, the Company had securities sold under agreements to repurchase with banking customers of $7.3 million and $9.9 million, respectively. Structured repurchase agreements totaled $50.0 million at September 30, 2009 and December 31, 2008, and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a rate equal to LIBOR less 100 basis points and reset quarterly until the first quarter of 2010 at which time the rate will become fixed at 3.88% and 3.50%, respectively. The rate on these repurchase agreements was zero at September 30, 2009. The rate on these repurchase agreements was 1.22% and 0.87%, respectively, at December 31, 2008. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Treasury Auction Facility – Treasury Auction Facilities (“TAF”) are term funds auctioned to depository institutions by the Federal Reserve Board. Each TAF auction is for a fixed amount, with the rate determined by the auction process (subject to a

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

minimum bid rate). All advances must be fully collateralized. At September 30, 2009, there were no TAF borrowings outstanding. At December 31, 2008, the Company had $100 million of TAF borrowings outstanding at a rate of 0.42%.

Federal Funds Purchased – The Company has federal funds purchased at correspondent banks. As of September 30, 2009, federal funds outstanding with correspondent banks were $1.7 million and payable upon demand. These funds typically mature within one to ninety days.

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

On June 30, 2008, the Bank entered into a subordinated note in the aggregate principal amount of $25.0 million. The subordinated note bears interest at a rate equal to LIBOR plus 2.50% and is reset quarterly. The unpaid principal balance plus all accrued and unpaid interest on the subordinated debt is due and payable on September 15, 2018. The Bank may prepay the subordinated debt without penalty on any interest payment date on or after September 15, 2013. As of September 30, 2009, the floating rate was 2.80% on the subordinated note compared to 4.50% at December 31, 2008.

9. JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of September 30, 2009 and December 31, 2008, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The trust preferred securities issued under Statutory Trust One, BOTH Capital Trust I, and Capital Trust IV bear interest on a floating rate that resets quarterly. As of September 30, 2009, the floating rate on these securities was 3.73%, 3.61% and 1.90%, respectively, compared to 4.91%, 7.92% and 3.60%, respectively, at December 31, 2008.

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

The Company estimates the fair value of its interest rate derivatives using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). These future net cash flows, however, are susceptible to change due primarily to fluctuations in interest rates. As a result, the estimated values of these derivatives will typically change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on the Company’s estimated valuations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets (in thousands):

	September 30, 2009			December 31, 2008
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments:
Fair value hedge of interest rate risk:
Interest rate swap	$50,000	$2,637	$—	$50,000	$3,361	$—
Cash flow hedge of interest rate risk:
Interest rate floor and collar	—	—	—	363,000	20,967	—

Total derivatives designated as hedging instruments	$50,000	$2,637	$—	$413,000	$24,328	$—

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings. As the fair value hedge qualifies for the “short-cut” method, the gain or loss on the derivative exactly offsets the loss or gain on the hedged item, resulting in zero net earnings impact. The Company recognized a net reduction to interest expense of $382 thousand and $963 thousand for the three and nine months ended September 30, 2009, respectively, related to the Company’s fair value hedge. For the three and nine months ended September 30, 2008, the Company recognized a net reduction to interest expense of $104 thousand and $102 thousand, respectively.

The table below presents the effect of the Company’s fair value derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2009 (in thousands):

	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item
	Interest expense		Interest expense
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Fair value hedge of interest rate risk:
Interest rate swap	$587	$(541)	$(587)	$541

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate floors and collars as part of its interest rate risk management strategy. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. Interest rate collars designated as cash flow hedges involve the payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and receipts of variable-rate amounts if interest rates fall below the floor strike rate on the contract. During 2006, the Company purchased a prime interest rate floor with a notional amount of $113 million and a strike rate of 8.00% and a prime interest rate collar contract with a notional amount of $250 million and an 8.42% interest rate cap and an 8.00% interest rate floor. These contracts were designated as cash flow hedges of the monthly interest receipts from a portion of the Company’s portfolio of prime-based variable rate loans. During the third quarter of 2009, the Company’s interest rate floor matured, and the Company terminated its interest rate collar; accordingly, the Company does not have any derivatives designated as cash flow hedges of interest rate risk as of September 30, 2009.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2009 and 2008, such derivatives were used to hedge the forecasted variable cash inflows associated with existing pools of prime-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2009, the Company recognized a loss of $24 thousand and gains of $2.1 million, respectively, for hedge ineffectiveness attributable to the aggregate principal amount of the designated loan pools falling below the notional amount.

The amount reported in other comprehensive income related to the gain on the terminated collar will be reclassified to interest income, as interest payments are received on the Company’s variable-rate assets. As of September 30, 2009, the Company estimates that approximately $7.8 million will be reclassified as an increase to interest income during the next twelve months.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents the effect of the Company’s cash flow derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2009 (in thousands):

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Amount of Gain Reclassified from OCI into Income (Effective Portion)				Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Nine Months Ended	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
			Interest income	Other noninterest income	Interest income	Other noninterest income	Other noninterest income	Other noninterest income
Cash flow hedge of interest rate risk
Interest rate floor and collar	$(1,016)	$(455)	$2,044	$—	$9,833	$2,488	$(24)	$2,132

11. STOCK-BASED COMPENSATION

The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock units, restricted stock units, phantom stock awards, stock appreciation rights or stock options. On August 31, 2007, the Board of Directors of the Company approved and adopted the Long-Term Incentive Stock Performance Program (the “Program”) pursuant to which the Human Resource Programs Committee of the Board of Directors (the “Committee”) may award equity-based awards to employees who are actively employed by the Company. All awards made under the 2003 Stock Plan vest over a three year period.

Total stock-based compensation expense that was charged against income was $3.3 million and $2.7 million for the nine month periods ended September 30, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $876 thousand and $733 thousand for the nine months ended September 30, 2009 and 2008, respectively.

On December 20, 2007, the Company entered into a new employment agreement with its chief executive officer (“CEO”). This agreement replaced the existing agreement, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”), to be earned based on specified performance metrics. The total value of this stock grant was based on the current market price on the date of grant. Under the revised agreement, the new performance metrics include earnings per share growth versus the Company’s peer banks and return on assets performance versus the Company’s peer banks. In addition, the vesting period changed from four years to three years. Based on these performance metrics, the CEO will earn a specific number of the eligible share units on December 31, 2009. As of September 30, 2009, there was $175 thousand of total unrecognized compensation expense related to the PRSUs. If the performance measures are not met, no future compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

Stock Purchase Plan – The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 2.3 million shares of the Company’s common stock may be issued under the Purchase Plan subject to adjustment upon changes in capitalization. During the three and nine months ended September 30, 2009, 19,003 and 62,923 shares, respectively, were subscribed for through payroll deductions under the Purchase Plan compared to 15,914 and 46,506 shares for the same periods in 2008, respectively.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

12. EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss) applicable to common shareholders	$(24,724)	$7,090	$(24,052)	$29,006

Basic:
Weighted average shares outstanding	81,707	73,186	77,659	73,158
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and nonvested share awards	—	339	—	317

Total	81,707	73,525	77,659	73,475

Earnings (loss) per common share:
Basic	$(0.30)	$0.10	$(0.31)	$0.40

Diluted	$(0.30)	$0.10	$(0.31)	$0.39

The incremental shares for the assumed exercise of the outstanding options and nonvested share awards were determined by application of the treasury stock method. The calculation of diluted loss per common share excludes 1,654,729 and 1,674,852 options and nonvested share awards outstanding for the three and nine months ended September 30, 2009, respectively, and 736,371 and 756,871 options and nonvested share awards outstanding for the three and nine month periods ended September 30, 2008, respectively, which were antidilutive. Options and nonvested share awards have been excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2009, as the effect would have been antidilutive. In addition, the calculation excludes the warrant issued to the U.S. Treasury in December 2008 (the “warrant”) to purchase 2.6 million shares of common stock, which were antidilutive.

13. COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.9 million and $8.8 million for the three and nine months ended September 30, 2009, respectively, and $2.5 million and $7.7 million for the three and nine months ended September 30, 2008, respectively. For information regarding these commitments refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	September 30, 2009	December 31, 2008
Commitments to extend credit	$729,963	$870,088
Standby and commercial letters of credit	62,877	104,079

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of September 30, 2009 and December 31, 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

On December 12, 2008, as part of the TARP Capital Purchase Program, the Company entered into a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the Company for a purchase price of $125 million in cash (i) sold 125,198 shares of the Company’s Fixed Rate Cumulative Perpetual preferred stock, Series J (“Series J preferred stock”) and (ii) issued a warrant to purchase 2.6 million shares of the Company’s common stock, for a price of $7.18 per share. The Series J preferred stock was nonvoting and qualified as Tier 1 Capital. The preferred stock dividend reduced earnings available to common shareholders and was computed at an annual rate of 5% per year.

During the second quarter of 2009, the Company fully redeemed the $125 million Series J preferred stock that it sold to the U.S. Treasury in December 2008. The Company was approved to pay the funds back without any conditions from regulators. As a result of the redemption, the Company recorded a one-time $7.5 million charge in the form of an accelerated deemed dividend to account for the difference between the amount at which the preferred stock sale had been initially recorded and its redemption price.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Additionally, during the second quarter of 2009, the Company issued 8.3 million shares of its common stock through a public stock offering, which resulted in net proceeds of approximately $54.6 million, after deducting underwriting fees and estimated offering expenses.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of September 30, 2009:
Total capital (to risk weighted assets)	$528,673	13.9%	$303,247	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	424,406	11.2%	151,623	4.0%	N/A	N/A
Tier 1 capital (to average assets)	424,406	8.9%	191,271	4.0%	N/A	N/A

As of December 31, 2008:
Total capital (to risk weighted assets)	$632,015	14.9%	$338,491	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	513,518	12.1%	169,245	4.0%	N/A	N/A
Tier 1 capital (to average assets)	513,518	10.6%	194,316	4.0%	N/A	N/A

STERLING BANK:
As of September 30, 2009:
Total capital (to risk weighted assets)	$514,052	13.6%	$302,982	8.0%	$378,728	10.0%
Tier 1 capital (to risk weighted assets)	409,826	10.8%	151,491	4.0%	227,237	6.0%
Tier 1 capital (to average assets)	409,826	8.6%	191,139	4.0%	238,923	5.0%

As of December 31, 2008:
Total capital (to risk weighted assets)	$627,695	14.9%	$338,224	8.0%	$422,780	10.0%
Tier 1 capital (to risk weighted assets)	509,198	12.0%	169,112	4.0%	253,668	6.0%
Tier 1 capital (to average assets)	509,198	10.5%	194,180	4.0%	242,725	5.0%

Trust preferred securities are included in the Company’s Tier 1 capital for regulatory capital purposes pursuant to guidance from the Federal Reserve.

Dividend restrictions – Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. At September 30, 2009, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled approximately $135 million by the Bank.

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The table below presents the Company’s financial assets measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$836,521	$—	$834,024	$2,497
Interest rate swap	2,637	—	2,637	—

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$633,357	$—	$630,841	$2,516
Cash flow hedges	20,967	—	20,967	—
Interest rate swap	3,361	—	3,361	—

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and summarizes gains and losses due to changes in fair value. Level 3 available-for-sale securities include certain interest-only strips which are valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and prepayment rates.

	Level 3 Instruments Fair Value Measurements Using Significant Unobservable Inputs	Level 3 Instruments Fair Value Measurements Using Significant Unobservable Inputs
	September 30, 2009
	Three Months Ended	Nine Months Ended
	Available-for-Sale Securities	Available-for-Sale Securities
Balance at beginning of period	$2,394	$2,516

Total gains or losses for the period included in:
Noninterest income	—	—
Other comprehensive income	294	563
Purchases, issuances, settlements and amortization	(191)	(582)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$2,497	$2,497

Net unrealized losses included in net income for the period relating to assets held at September 30, 2009	$—	$—

	September 30, 2008
	Three Months Ended	Nine Months Ended
	Available-for-Sale Securities	Available-for-Sale Securities
Balance at beginning of period	$2,822	$3,586

Total gains or losses for the period included in:
Noninterest income	(722)	(722)
Other comprehensive income	1,065	1,039
Purchases, issuances, settlements and amortization	(336)	(1,074)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$2,829	$2,829

Net unrealized losses included in net income for the period relating to assets held at September 30, 2008	$(722)	$(722)

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

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the nine months ended September 30, 2009, individually assessed impaired loans over $250 thousand were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

losses based upon the fair value of the underlying collateral. Individually assessed impaired loans with a carrying value of $135 million were reduced by a specific valuation allowance or charged-down to their fair value of $101 million during the nine months ended September 30, 2009.

The Company recorded additions to other real estate owned and other repossessed assets of $9.6 million and $33 thousand, respectively, which were outstanding at September 30, 2009. The fair value of a foreclosed asset, upon initial recognition is estimated using Level 2 inputs within the fair value hierarchy based on observable market data and Level 3 inputs based on customized discounting criteria. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs through the allowance for loan losses. Foreclosed assets totaling $5.4 million were remeasured at fair value subsequent to initial recognition. In connection with the remeasurement, the Company recorded a loss on other real estate owned of $1.4 million and on other repossessed assets of $37 thousand for the nine months ended September 30, 2009.

The Company recorded a $14 thousand credit-related OTTI on a held-to-maturity debt security with an amortized cost basis of $7.3 million, during the second quarter of 2009, based on its cash flow analysis using Level 2 inputs within the fair value hierarchy. The Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the investment before recovery of its remaining amortized cost basis. Therefore, the amount of the credit-related OTTI, $14 thousand, was recognized in earnings, and the amount of the noncredit-related impairment of $2.7 million, was recognized in other comprehensive income at September 30, 2009.

As of September 30, 2009, the Company had a balance of $38.2 million in loans held for sale. Loans held for sale are considered a Level 3 input within the fair value hierarchy based on current investor market pricing from investors in these types of loans.

During the second quarter of 2009, the Company fully redeemed the $125 million Series J preferred stock that it sold to the U.S. Treasury in December 2008. In 2008, the Company sold 125,198 preferred shares and issued a warrant to purchase 2.6 million shares of the Company’s common stock. The proceeds from the TARP Capital Purchase Program were allocated between the preferred stock and the warrant based on relative fair values. The Series J preferred stock was determined using Level 3 inputs based on similar types of securities. The fair value of the Series J preferred stock was determined based on assumptions regarding the discount rate (market rate) on the preferred stock which was estimated to be approximately 11% at the date of issuance. The discount on the Series J preferred stock was accreted to par value using a constant effective yield of 6.4% over a five-year term, which is the expected life of the preferred stock. The fair value of the warrant was determined based on Level 2 inputs using the Black-Scholes-Merton option pricing model which incorporated assumptions at the date of issuance including the Company’s common stock price of $5.68, a dividend yield of 3.87%, stock price volatility of 45% and risk-free interest rate of 2.77%.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September 30, 2009.

The following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Held-to-maturity securities	$162,990	$156,984	$172,039	$163,860
Loans held for sale	38,187	38,202	1,524	1,524
Loans held for investment, net of allowance	3,242,461	3,277,875	3,743,113	3,835,965

Financial liabilities:
Time deposits	1,038,362	1,040,342	1,171,422	1,175,389
Other borrowed funds	99,486	98,458	408,586	399,879
Subordinated debt	77,616	69,732	78,335	63,462
Junior subordinated debt	82,734	55,690	82,734	115,597

The summary above excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and short-term investments. In addition, the fair values of loan commitments and letters of credit are excluded from the summary above as these items are not significant. The Company’s lending commitments have variable interest rates and are funded at current market rates on the date they are drawn upon; therefore, the fair value of these commitments would approximate their carrying value, if drawn upon. For financial liabilities, these include demand, savings, and money market deposits. The estimated fair value of demand, savings, and money market deposits is the amount payable on demand at the reporting date because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately. Also excluded from the summary are financial instruments recorded at fair value on a recurring basis, as previously described.

Held-to-Maturity Securities – These securities are classified within Level 2 of the fair value hierarchy. Securities are valued based on quoted prices in an active market when available. If quoted market prices are not available for the specific security, then

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities can be classified within Level 3 of the valuation hierarchy. These securities would be valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and prepayment rates.

Loans Held for Sale – Fair value equals quoted market prices, if available. If a quoted market price is not available, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same original maturities or the fair value of the collateral if the loan is collateral dependent. When assumptions are made using significant unobservable inputs, such loans are classified within Level 3 of the fair value hierarchy.

Loans Held for Investment – The fair value of loans is estimated by discounting the future cash flows on ‘pass’ grade loans using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated ‘life-of-the-loan’ aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are highly judgmental because the Company does not have a validated model to estimate lifetime losses on large portions of its loan portfolio. Impaired loans are not included in this credit adjustment as they are already considered to be held at fair value. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio.

Time Deposits – The fair value of time deposits is estimated by discounting future cash flows using the LIBOR yield curve plus a spread to represent current rates at which similar deposits would be priced.

Subordinated Debt – The fair value of subordinated debt is estimated by discounting future cash flows using the LIBOR yield curve plus a spread to represent current rates at which similar subordinated debt would be priced.

Junior Subordinated Debt – The fair value of junior subordinated debt is estimated by discounting future cash flows using the LIBOR yield curve plus a spread to represent current rates at which similar junior subordinated debt would be priced.

Other Borrowed Funds – Fair value is generally estimated based on the discounted cash flow method using the LIBOR yield curve plus credit spread, adjusted for an estimate of the Company’s credit quality. Contractual cash flows are discounted using rates currently offered for new borrowings with similar remaining maturities and, as such, these discount rates include our current spread levels.

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

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	our investment securities portfolio is subject to credit risk, market risk, and illiquidity;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the effect of changes in accounting policies and practices, as may be adopted by the FASB, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies;

•	the effect of fiscal and governmental policies of the U.S. federal government;

•	due to our participation in various programs sponsored by the U.S. Government, we are subject to certain restrictions on our business and these programs are subject to change beyond our control;

•	federal and state governments could pass legislation responsive to current credit conditions; and

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

OVERVIEW

For more than 35 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to medium-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 60 banking centers in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas.

At September 30, 2009, we had consolidated total assets of $4.9 billion, total loans of $3.4 billion, total deposits of $4.0 billion and shareholder’s equity of $546 million.

We reported a net loss of $24.7 million, or $0.30 per diluted share for the quarter ended September 30, 2009, compared to net income of $7.1 million or $0.10 per diluted share earned for the third quarter of 2008. Net loss applicable to common shareholders for the nine months ended September 30, 2009 was $24.1 million, or $0.31 per diluted common share, compared with net income applicable to common shareholders of $29.0 million, or $0.39 per diluted common share earned for the same period in 2008.

Our third quarter results were reflective of the current economic environment which led to an increased provision for credit losses and elevated charge-offs. During the third quarter, we charged-off specific nonperforming loan amounts against the related reserves. In addition, the elevated charge-offs and our views about economic uncertainties have led to an increased provision for credit losses.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of September 30, 2009.

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

NEW ACCOUNTING GUIDANCE

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC 105”) Generally Accepted Accounting Principles. The Accounting Standards Codification (“ASC”) is the official source of authoritative United States Generally Accepted Accounting Principles (“GAAP”) superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. ASC 105 became effective during the third quarter of 2009 and did not have a significant impact on the Company’s financial statements.

Business Combinations: On January 1, 2009, new authoritative accounting guidance under ASC 805 Business Combinations became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC 805 requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. ASC 805 will apply to future acquisitions by the Company subsequent to January 1, 2009.

Derivatives and Hedging: ASC 815 Derivatives and Hedging amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC 815 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 10 - Derivative Financial Instruments.

Fair Value Measurement and Disclosures: ASC 820 Fair Value Measurement and Disclosures affirms that the fair value measurement objective when a market is not active is the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. ASC 820 provides additional guidance when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted ASC 820 during the quarter ended June 30, 2009. ASC 820 did not have a significant impact on the Company’s financial condition and results of operations. The enhanced disclosures related to ASC 820 are included in Note 16 – Disclosures about Fair Value of Financial Instruments.

Investments – Debt and Equity Securities: ASC 320 Investments – Debt and Equity Securities amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. ASC 320 became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 320 during the quarter ended June 30, 2009. The expanded disclosures and discussion of other-than-temporarily impaired debt securities related to ASC 320 are included in Note 3 – Securities.

Financial Instruments: ASC 825 Financial Instruments requires expanded disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The expanded disclosure requirements for ASC 825 are included in Note 16 – Disclosures about Fair Value of Financial Instruments.

Subsequent Events: ASC 855 Subsequent Events addresses events which occur after the balance sheet date but before the issuance of financial statements. Under ASC 855, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The Company adopted ASC 855 for the quarter ended June 30, 2009 and has included the required disclosures in Note 1 – Accounting Policies.

Transfers and Servicing: ASC 860 Transfers and Servicing improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 shall be effective for annual reporting periods that begin after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter, with early adoption prohibited. ASC 860 must be applied to transfers occurring on or after the effective date. Management has not completed its evaluation of ASC 860; however, the Company does not expect it to be material to its financial statements.

Consolidation: ASC 810 Consolidation improves financial reporting by enterprises involved with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter, with earlier adoption prohibited. Management has not completed its evaluation of ASC 810; however, the Company does not expect it to be material to its financial statements.

SELECTED FINANCIAL DATA

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2009	2008	2009	2008	2008
	(Dollars and shares in thousands, except per share amounts)
INCOME STATEMENT DATA:
Net interest income	$47,851	$49,468	$144,929	$147,708	$198,084
Provision for credit losses	56,131	10,100	76,631	22,417	29,917
Noninterest income	9,113	9,801	30,404	31,386	41,027
Noninterest expense	40,075	38,997	123,694	114,093	153,210
Income (loss) before income taxes	(39,242)	10,172	(24,992)	42,584	55,984
Net income (loss)	(24,724)	7,090	(14,710)	29,006	38,619
Net income (loss) applicable to common shareholders	(24,724)	7,090	(24,052)	29,006	38,221
BALANCE SHEET DATA (at period-end):
Total assets	$4,859,518	$4,947,229	$4,859,518	$4,947,229	$5,079,979
Total loans	3,350,707	3,745,094	3,350,707	3,745,094	3,793,814
Allowance for loan losses	70,059	45,222	70,059	45,222	49,177
Total securities	999,511	717,979	999,511	717,979	805,396
Total deposits	4,007,454	3,574,120	4,007,454	3,574,120	3,819,137
Other borrowed funds	99,486	668,069	99,486	668,069	408,586
Subordinated debt	77,616	74,266	77,616	74,266	78,335
Junior subordinated debt	82,734	82,734	82,734	82,734	82,734
Common equity	545,512	501,895	545,512	501,895	525,127
Preferred equity	—	—	—	—	118,012
COMMON SHARE DATA:
Earnings (loss) per common share (1):
Basic shares	$(0.30)	$0.10	$(0.31)	$0.40	$0.52
Diluted shares	$(0.30)	$0.10	$(0.31)	$0.39	$0.52
Shares used in computing earnings per common share:
Basic shares	81,707	73,186	77,659	73,158	73,177
Diluted shares	81,707	73,525	77,659	73,475	73,488
End of period common shares outstanding	81,755	73,219	81,755	73,219	73,260
Book value per common share at period-end	$6.67	$6.85	$6.67	$6.85	$7.17
Cash dividends paid per common share	$0.055	$0.055	$0.165	$0.165	$0.220
Common stock dividend payout ratio	(18.19)%	56.83%	(85.45)%	41.65%	41.72%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	(16.98)%	5.61%	(5.77)%	7.75%	7.60%
Return on average assets (2)	(1.97)%	0.57%	(0.39)%	0.81%	0.80%
Tax equivalent net interest margin (3)	4.20%	4.44%	4.26%	4.59%	4.55%
Efficiency ratio (4)	69.56%	64.08%	68.73%	62.57%	63.04%
Full-time equivalent employees	1,013	1,119	1,013	1,119	1,116
Number of banking centers	60	59	60	59	59
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	85.86%	101.77%	91.82%	100.19%	101.31%
Period-end shareholders’ equity to total assets	11.23%	10.14%	11.23%	10.14%	12.66%
Average shareholders’ equity to average assets	11.60%	10.20%	12.18%	10.44%	10.50%
Period-end tangible capital to total tangible assets	7.70%	6.60%	7.70%	6.60%	9.32%
Tier 1 capital to risk-weighted assets	11.20%	9.18%	11.20%	9.18%	12.14%
Total capital to risk-weighted assets	13.95%	11.82%	13.95%	11.82%	14.94%
Tier 1 leverage ratio (Tier 1 capital to average assets)	8.88%	8.15%	8.88%	8.15%	10.57%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	2.18%	1.25%	2.18%	1.25%	1.34%
Period-end allowance for loan losses to period-end loans	2.09%	1.21%	2.09%	1.21%	1.30%
Period-end allowance for loan losses to nonperforming loans	73.76%	64.11%	73.76%	64.11%	56.21%
Nonperforming loans to period-end loans	2.83%	1.88%	2.83%	1.88%	2.31%
Nonperforming assets to period-end assets	2.20%	1.52%	2.20%	1.52%	1.84%
Net charge-offs to average loans (2)	4.27%	0.62%	2.01%	0.40%	0.40%

(1)	The calculation of diluted earnings per common share excludes 1,654,729 and 1,674,852 options and nonvested share awards outstanding for the three and nine months ended September 30, 2009, respectively, 837,381 options and nonvested share awards outstanding for the year ended December 31, 2008, and 736,371 and 756,871 options and nonvested share awards outstanding for the three and nine month periods ended September 30, 2008, respectively, which were antidilutive. Options and nonvested share awards have been excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2009, as the effect would have been antidilutive. In addition, the calculation excludes the warrant to purchase 2.6 million shares of common stock outstanding for the three and nine months ended September 30, 2009, which were antidilutive.
(2)	Interim periods annualized.
(3)	Taxable-equivalent basis assuming a 35% tax rate.
(4)	The efficiency ratio is calculated by dividing noninterest expense less acquisition costs, hurricane related costs and a one-time severance charge by tax equivalent basis net interest income plus noninterest income less net gain (loss) on investment securities.

RESULTS OF OPERATIONS

Net Income (Loss) Applicable to Common Shareholders – Net loss was $24.7 million, or $0.30 per diluted share, for the third quarter ended September 30, 2009, compared to net income of $7.1 million, or $0.10 per diluted common share, earned for the third quarter of 2008. Net loss applicable to common shareholders for the nine months ended September 30, 2009 was $24.1 million, or $0.31 per diluted common share, compared to net income of $29.0 million, or $0.39 per diluted common share earned for the same period in 2008.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. During 2008, the FOMC significantly reduced overnight interest rates by 225 basis points to 2.00% at June 30, 2008 and an additional 175 basis points to 0.25% at December 31, 2008. Rates have remained at this historically low level throughout 2009. This decline in interest rates negatively impacted our net interest income and margin during 2008 and 2009.

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands):

	Three Months Ended September 30,
	(Dollars in thousands)
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$1,607	$23	5.68%	$110,721	$1,756	6.31%
Loans held for investment (1):
Taxable	3,467,555	49,586	5.67%	3,598,381	57,815	6.39%
Non-taxable (2)	5,080	72	5.60%	4,472	95	8.46%
Securities:
Taxable	844,651	9,286	4.36%	642,152	7,714	4.78%
Non-taxable (2)	97,858	1,307	5.30%	97,607	1,284	5.23%
Deposits in financial institutions	106,392	64	0.24%	326	2	1.88%
Other interest-earning assets	38,419	29	0.30%	11,122	53	1.90%

Total interest-earning assets	4,561,562	60,367	5.25%	4,464,781	68,719	6.12%

Noninterest-earning assets:
Cash and due from banks	46,106			98,532
Premises and equipment, net	50,123			40,926
Other assets	371,967			369,692
Allowance for loan losses	(51,856)			(40,148)

Total noninterest-earning assets	416,340			469,002

Total Assets	$4,977,902			$4,933,783

Interest-Bearing Liabilities:
Deposits:
Demand and savings	$1,837,612	$4,403	0.95%	$1,410,719	$4,136	1.17%
Certificates and other time	1,084,513	5,504	2.01%	1,145,196	8,763	3.04%
Other borrowed funds	145,625	346	0.94%	581,212	3,432	2.35%
Subordinated debt	77,232	748	3.84%	74,098	1,198	6.43%
Junior subordinated debt	82,734	1,082	5.19%	82,734	1,317	6.33%

Total interest-bearing liabilities	3,227,716	12,083	1.49%	3,293,959	18,846	2.28%

Noninterest-bearing sources:
Demand deposits	1,124,076			1,093,053
Other liabilities	48,480			43,608

Total noninterest-bearing liabilities	1,172,556			1,136,661

Shareholders’ equity	577,630			503,163

Total Liabilities and Shareholders’ Equity	$4,977,902			$4,933,783

Tax Equivalent Net Interest Income and Margin (2) (3)		48,284	4.20%		49,873	4.44%

Tax Equivalent Adjustment:
Loans		23			30
Securities		410			375

Total tax equivalent adjustment		433			405

Net Interest Income		$47,851			$49,468

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent adjustments are the result of increasing income from nontaxable loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$2,064	$89	5.75%	$94,677	$4,681	6.60%
Loans held for investment (1):
Taxable	3,624,478	154,098	5.68%	3,514,320	177,950	6.76%
Non-taxable (2)	5,141	237	6.16%	3,260	202	8.27%
Securities:
Taxable	772,386	26,659	4.61%	610,877	21,671	4.74%
Non-taxable (2)	97,069	3,902	5.37%	97,278	3,820	5.25%
Deposits in financial institutions	60,885	64	0.14%	590	10	2.26%
Other interest-earning assets	29,336	61	0.28%	10,168	162	2.13%

Total interest-earning assets	4,591,359	185,110	5.39%	4,331,170	208,496	6.43%

Noninterest-earning assets:
Cash and due from banks	55,201			98,219
Premises and equipment, net	49,912			39,441
Other assets	369,081			359,630
Allowance for loan losses	(52,177)			(36,386)

Total noninterest-earning assets	422,017			460,904

Total Assets	$5,013,376			$4,792,074

Interest-Bearing Liabilities:
Deposits:
Demand and savings	$1,693,613	$11,781	0.93%	$1,419,654	$13,640	1.28%
Certificates and other time	1,137,866	19,474	2.29%	1,109,199	29,402	3.54%
Other borrowed funds	241,653	1,583	0.88%	500,268	9,193	2.45%
Subordinated debt	77,582	2,612	4.50%	57,687	3,094	7.16%
Junior subordinated debt	82,734	3,441	5.56%	82,734	4,301	6.94%

Total interest-bearing liabilities	3,233,448	38,891	1.61%	3,169,542	59,630	2.51%
Noninterest-bearing sources:
Demand deposits	1,123,858			1,076,695
Other liabilities	45,252			45,748

Total noninterest-bearing liabilities	1,169,110			1,122,443

Shareholders’ equity	610,818			500,089

Total Liabilities and Shareholders’ Equity	$5,013,376			$4,792,074

Tax Equivalent Net Interest Income and Margin (2) (3)		146,219	4.26%		148,866	4.59%

Tax Equivalent Adjustment:
Loans		75			63
Securities		1,215			1,095

Total tax equivalent adjustment		1,290			1,158

Net Interest Income		$144,929			$147,708

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent adjustments are the result of increasing income from nontaxable loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

Tax equivalent net interest income decreased $1.6 million or 3.2% to $48.3 million and $2.6 million or 1.8% to $146 million for the three and nine month periods ended September 30, 2009, respectively, compared to the same time periods in 2008. Our tax equivalent net interest margin was 4.20% and 4.26% for the three and nine month periods ended September 30, 2009, respectively, compared to 4.44% and 4.59% for the three and nine month periods ended September 30, 2008, respectively. This decline in net interest margin was due, in part, to the significant decline in short-term interest rates and an increase in nonperforming assets. The negative impact of the decline in short-term interest rates was partially mitigated by the work we have done in recent years to position our balance sheet to be more neutral to movements in short-term interest rates including the interest rate hedge that was established in 2006. Additionally, changes in the mix of interest-earning assets and liabilities influence our net interest income and margin.

Tax equivalent interest income on loans decreased $10.0 million and $28.4 million for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. This decrease was due primarily to a decline in yield earned of 72 basis points and 107 basis points for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 resulting from a decline in interest rates during 2008 and an increase in nonperforming loans during both 2008 and 2009. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income. Interest forgone on nonaccrual loans was $2.1 million and $5.0 million for the three and nine month periods ended September 30, 2009, respectively, compared to $1.4 million and $2.6 million for the same periods in 2008. This increase in nonaccrual loans resulted in a reduction in net interest margin of six basis points and seven basis points for the three and nine month periods ended September 30, 2009, respectively. The decrease in yield was partially offset by additional interest income from the interest rate hedge that we purchased in 2006 which provided additional interest income of $327 thousand or three basis points and $4.0 million or 12 basis points for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. The hedge converted a portion of our loan portfolio from variable rate loans to fixed rate loans.

Tax equivalent interest income on securities increased $1.6 million and $5.1 million for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008 due to an increase in the average securities and yield earned. Average securities increased $203 million or 27.4% and $161 million or 22.8% for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. We increased the securities portfolio as a percentage of interest-earning assets beginning in 2009. On average, the securities portfolio represented approximately 21% and 19% for the three and nine months ended September 30, 2009, respectively, compared to 17% and 16% for the same periods in 2008.

Net interest income and margin were also impacted by an increase in the use of lower yielding interest-earning deposits. Average interest-earning deposits in financial institutions increased $106 million and $60.8 million for the three and nine month periods ended September 30, 2009, respectively. The average yield on these deposits was 0.24% ad 0.14% for the three and nine months ended September 30, 2009, respectively.

Total interest expense decreased $6.8 million and $20.7 million for the three and nine month periods ended September 30, 2009, respectively, over the comparable periods in 2008 due primarily to a decline in interest rates and the utilization of lower cost noninterest and interest-bearing demand and savings deposits. The decline in interest rates was partially offset by an increase in average interest-bearing liabilities for the nine month period ended September 30, 2009, of $63.9 million or 2.0% compared to the same period in 2008. This decrease in interest expense was primarily due to a decrease in interest expense on deposits of $3.0 million and $11.8 million for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008 resulting from a decrease in the average rate paid on all interest-bearing deposits of 66 basis points and 79 basis points for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008.

Average other borrowed funds for the three and nine month periods ended September 30, 2009, decreased $436 million and $259 million, respectively, compared to the same periods in 2008. These borrowings provided additional funding at a rate of 0.94% and 0.88% for the three and nine month periods ended September 30, 2009, respectively, for a decrease in funding costs of 141 basis points and 157 basis points for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. The decreased borrowings and interest rates contributed to a decrease in interest expense on other borrowings of $3.1 million and $7.6 million for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008.

Noninterest Income – Noninterest income consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Customer service fees	$3,845	$3,882	$11,709	$11,906
Net gain (loss) on securities	4	(187)	17	(187)
Wealth management fees	1,862	2,255	5,904	6,956
Bank-owned life insurance	884	964	2,651	2,726
Debit card income	588	614	1,759	1,882
Other	1,930	2,273	8,364	8,103

Total	$9,113	$9,801	$30,404	$31,386

Total noninterest income for the three and nine month periods ended September 30, 2009, decreased $688 thousand and $982 thousand, respectively, compared to the same periods in 2008. Details of the changes in the various components of noninterest income are discussed below:

Customer service fees for the nine months ended September 30, 2009, decreased $197 thousand compared to the same period in 2008. This decrease was primarily due to lower transaction activity.

Wealth management fees decreased $393 thousand and $1.1 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease in wealth management fees was due primarily to a decline in investment management fees which are assessed based on the market value of managed assets. Our total assets under management have decreased over the prior year due to recent market conditions. Our wealth management group provides customized solutions for high net worth customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services, as well as insurance and risk management services.

Other noninterest income decreased $343 thousand for the three month period ended September 30, 2009, compared to the same period in 2008 due primarily to a decrease in lending fees of approximately $700 thousand. Other noninterest income increased $261 thousand for the nine months ended September 30, 2009, compared to the same period in 2008. This increase was due primarily to $2.1 million in gains recorded as a result of the cash flow hedge ineffectiveness for the nine months ended September 30, 2009. This increase was partially offset by a decrease in lending fees of approximately $1.5 million for the nine months ended September 30, 2009, compared to the same period in 2008.

Noninterest Expense – Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Salaries and employee benefits	$21,005	$21,692	$67,434	$63,316
Occupancy	5,967	5,367	18,004	15,992
Technology	2,495	2,600	7,475	7,235
Professional fees	1,065	1,257	3,419	3,481
Postage, delivery and supplies	700	871	2,181	2,907
Marketing	557	627	1,487	1,764
Core deposit and other intangibles amortization	565	586	1,695	1,757
Acquisition costs	154	—	154	562
FDIC insurance assessments	1,741	561	6,974	1,762
Net gains and carrying costs of other real estate and foreclosed property	1,743	193	1,798	188
Other	4,083	5,243	13,073	15,129

Total	$40,075	$38,997	$123,694	$114,093

Total noninterest expense for the three and nine month periods ended September 30, 2009, increased $1.1 million and $9.6 million, respectively, compared to the same periods in 2008. Details of the changes in the various components of noninterest expense are discussed below:

Salaries and employee benefits for the three month period ended September 30, 2009, decreased $687 thousand compared to the same period in 2008. This decrease is a result of our company-wide expense reduction initiative. Salaries and employee benefits increased $4.1 million for the nine month period ended September 30, 2009, compared to the same period in 2008. This increase was primarily due to a one-time severance charge of $2.1 million recorded during the second quarter of 2009 as part of our ongoing company-wide expense reduction initiative. The remaining increase was due primarily to a decrease in cost deferrals related to lending activities and increases in employee benefits, including stock-based compensation, deferred compensation and additional employer matches due to changes in our 401(k) Plan.

Occupancy expense for the three and nine month periods ended September 30, 2009, increased $600 thousand and $2.0 million, respectively, compared to the same periods in 2008. This increase was due primarily to the consolidation of our central and corporate offices into one central location in Houston. We expect to complete this move over the next year as the timing of the move is aligned with the renewals and expirations of our existing leases. In addition, during 2009 we opened two new banking centers in Houston.

During the third quarter of 2009, we recorded $154 thousand of acquisition-related expenses incurred in connection with the First Bank branch acquisition that is expected to close during the fourth quarter of 2009, subject to regulatory approval and other customary closing conditions. We entered into a definitive purchase and assumption agreement to acquire approximately $500 million in deposits and 19 Texas bank branches from First Bank. Of the 19 branches to be acquired, 11 are in the Houston metropolitan area and eight are located in the Dallas metropolitan area. In addition, we will also purchase approximately $230 million of performing business and consumer-related Texas-based loans from First Bank.

During the first quarter of 2008, we recorded $562 thousand in acquisition-related expenses incurred in connection with the First Horizon branch acquisition. Acquisition expenses include retention bonuses and data processing costs related to the conversion of computer systems.

We have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program which allows funds in noninterest-bearing transaction deposit accounts to be fully FDIC-insured. FDIC insurance premiums increased $1.2 million and $5.2 million for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to increased FDIC assessment rates and higher average deposits. In addition, we recorded a special FDIC assessment of $2.3 million during the second quarter of 2009 as the FDIC levied a special assessment to all insured depository institutions totaling five basis points of each institution’s total assets less Tier 1 capital. The special assessment was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund. In September 2009, the FDIC proposed a rule that will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly assessments in December 2009 for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

Other noninterest expense decreased $1.2 million and $2.1 million for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. These decreases can be attributed to our ongoing company-wide expense reduction plan as we have identified additional ways to reduce expenses in areas within the bank, which include consolidating certain banking centers, cutting vendor costs, and eliminating unnecessary service agreements. These actions are all part of building and maintaining a long-term sustainable cost discipline throughout the entire organization.

Income Taxes – We recorded a tax benefit of $14.5 million and $10.3 million from federal and state income taxes during the three and nine month periods ended September 30, 2009, respectively, and we provided $3.1 million and $13.6 million for federal and state income taxes for the same periods in 2008, respectively. The effective tax rate was approximately 37% for three month period ended September 30, 2009 as compared to 30% for the same period in 2008. The effective tax rate was 41% for the nine month period ended September 30, 2009 as compared to 32% for the same period in 2008. We expect the effective tax rate to revert back to the 30% range for the remainder of 2009. Our effective tax rate is impacted by tax-exempt income from loans, securities and bank-owned life insurance.

FINANCIAL CONDITION

Loans Held for Sale – Loans held for sale were $38.2 million and $1.5 million at September 30, 2009 and December 31, 2008, respectively. During the fourth quarter of 2009, management executed a definitive agreement to sell $16.0 million in net book value loans related to a previously disclosed nonperforming energy loan relationship and a letter of intent to sell $20.9 million in net book value commercial real estate loans out of our national SBA/commercial real estate portfolio for total net proceeds of $36.9 million. These sales are expected to close during the fourth quarter of 2009. Management charged-off a portion of these loans against the related allowance for credit losses and reclassified these loans as held for sale at September 30, 2009. Loans held for sale included $29.5 million of loans classified as nonperforming.

Loans Held for Investment –The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
Commercial and industrial	$814,912	24.6%	$1,093,942	28.8%
Real estate:
Commercial	1,701,535	51.4%	1,763,712	46.5%
Construction	394,819	11.9%	545,303	14.4%
Residential mortgage (including multi-family residential)	334,973	10.1%	309,622	8.2%
Consumer/other	55,048	1.7%	63,883	1.7%
Foreign loans	11,233	0.3%	15,828	0.4%

Total loans held for investment	$3,312,520	100.0%	$3,792,290	100.0%

At September 30, 2009, loans held for investment were $3.3 billion, a decrease of $480 million or 12.7% over loans held for investment at December 31, 2008. The decline in loan growth during 2009 was due in part to principal reductions in energy loans and a slowing demand resulting from customer decisions to defer new projects, reduce inventory positions, and pay down lines of credit. Additionally, during 2009 management recorded charge-offs of approximately $36.7 million to record impaired collateral dependent loans at their underlying collateral or sales value. During the third quarter of 2009, management reclassified $36.9 million of loans to held for sale due to management’s intention to sell these loans in the fourth quarter of 2009.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual revenues of $100 million or less. Typically, our customers have financing requirements between $50 thousand and $5 million. At September 30, 2009, commercial real estate loans and commercial and industrial loans were 51.4% and 24.6%, respectively, of loans held for investment.

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

Our Capital Markets group originates, co-originates or purchases first-lien, commercial real estate mortgage loans referred by other financial institutions nationwide. This loan portfolio consists of approximately $365 million in commercial real estate loans with collateral outside of Texas. The average-sized loan within this portfolio is $1.0 million with the largest loan being approximately $4.0 million. Over half of these loans are secured by owner-occupied facilities. These loans generally have low loan-to-value ratios (below 60%) and many have a U.S. Small Business Administration second lien behind our first lien. The loans without SBA second liens were underwritten with similar collateral and equity requirements. We utilize real estate appraisers familiar with the geographic region in which the property is located in all potential loans. These appraisals are reviewed by a third-party appraisal review vendor for accuracy and compliance with our underwriting standards and banking regulations.

The following table summarizes our commercial, construction and multifamily residential real estate loan portfolios, excluding foreign loans, by the type of property securing the credit (dollars in thousands). Multifamily residential real estate is included in the residential mortgage real estate loan category.

	September 30, 2009
	Amount	%
Property type:
Office and office warehouse	$433,187	20.3%
Retail	360,380	16.9%
Acquisition and land development	228,223	10.7%
Hospitality	295,894	13.8%
1 – 4 family	112,756	5.3%
Industrial warehouse	82,099	3.8%
Multfamily residential	48,368	2.3%
Other	576,106	26.9%

	$2,137,013	100.0%

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other business relationships with us.

As of September 30, 2009, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions. The Company’s largest concentration in any single industry is in the energy loan portfolio. At September 30, 2009, the energy loan portfolio totaled $278 million which represents 8.3% of total loans. The petroleum industry is usually divided into three major components: upstream, midstream and downstream. The composition of the collateral of the upstream energy portfolio, at September 30, 2009, consists of 57% gas reserves and 43% oil reserves. The upstream oil sector is a term commonly used to refer to the exploration for and the recovery and production of crude oil and natural gas. The upstream oil sector is also known as the exploration and production sector. These reserve-based loans represent approximately 68% of the energy loan portfolio. The remaining energy loan portfolio consists of well-secured loans to companies that would be classified as midstream energy companies. A midstream energy company is a company that processes and transports crude oil and natural gas. The energy lending group participates in shared national credits which are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits.

At September 30, 2009, loans held for investment were 82.7% of deposits and 68.2% of total assets. Loans held for investment were 99.3% of deposits and 74.7% of total assets at December 31, 2008.

Securities – Our securities portfolio at September 30, 2009, totaled $1 billion as compared to $805 million at December 31, 2008, an increase of $195 million or 24.1%.

Net unrealized gains on the available-for-sale securities were $19.4 million at September 30, 2009, as compared to $6.2 million at December 31, 2008.

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

During the second quarter of 2009, we recorded a $2.9 million OTTI on one held-to-maturity debt security which included $14 thousand of credit-related OTTI and $2.9 million recorded directly to other comprehensive income for the noncredit-related impairment amount.

Deposits – The following table summarizes our deposit portfolio by type (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
Noninterest-bearing demand	$1,094,346	27.3%	$1,123,746	29.4%
Interest-bearing demand	1,874,746	46.9%	1,523,969	39.9%
Certificates and other time deposits:
Jumbo	594,590	14.8%	660,427	17.3%
Regular	273,721	6.8%	317,719	8.3%
Brokered	170,051	4.2%	193,276	5.1%

Total deposits	$4,007,454	100.0%	$3,819,137	100.0%

Total deposits as of September 30, 2009, increased $188 million to $4.0 billion, up 4.9% compared to $3.8 billion at December 31, 2008. This increase was due to internal deposit growth. The percentage of interest-bearing and noninterest-bearing demand deposits to total deposits as of September 30, 2009 was 46.9% and 27.3%, respectively, and our loan to deposit ratio was 84.0%.

Other Borrowed Funds – As of September 30, 2009, we had $99.5 million in other borrowings compared to $409 million at December 31, 2008, a decrease of $309 million. This decline in borrowings was the result of an increase in total deposits. Our primary source of other borrowings is the Federal Home Loan Bank (“FHLB”). These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. FHLB advances are available to us under a security and pledge agreement. At September 30, 2009, we had total funds of $1.2 billion available under this agreement of which $40.5 million was outstanding with an average interest rate of 2.95%. At September 30, 2009, we had $40.0 million of

FHLB advances that mature in eight years and $500 thousand of FHLB advances with a remaining maturity of less than one year. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. At September 30, 2009 and December 31, 2008, we had securities sold under agreements to repurchase with banking customers of $7.3 million and $9.9 million, respectively. Structured repurchase agreements totaled $50.0 million at September 30, 2009 and December 31, 2008 and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a rate equal to LIBOR less 100 basis points and reset quarterly until the first quarter of 2010 at which time the rate will become fixed at 3.88% and 3.50%, respectively. The rate on these repurchase agreements was zero at September 30, 2009. The rate on these repurchase agreements was 1.22% and 0.87%, respectively, at December 31, 2008.

Treasury Auction Facilities (“TAF”) are term funds auctioned to depository institutions by the Federal Reserve Board. Each TAF auction is for a fixed amount, with the rate determined by the auction process (subject to a minimum bid rate). All advances must be fully collateralized. At September 30, 2009, there were no TAF borrowings outstanding. At December 31, 2008, we had $100 million of TAF borrowings outstanding at a rate 0.42%.

We have federal funds purchased at correspondent banks that typically mature within one to ninety days. As of September 30, 2009, federal funds outstanding with correspondent banks were $1.7 million and payable upon demand.

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

Nonperforming assets consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Nonperforming Assets
Nonaccrual loans:
Loans held for sale	$29,472	$—
Loans held for investment	65,515	87,491

Total nonaccrual loans	94,987	87,491
Real estate acquired by foreclosure	11,674	5,625
Other repossessed assets	33	154

Total nonperforming assets	$106,694	$93,270

Accruing loans 30 to 89 days past due	$23,364	$30,492

Nonperforming loans to period-end loans	2.83%	2.31%
Nonperforming assets to period-end assets	2.20%	1.84%

Nonperforming assets were $107 million at September 30, 2009, a $13.4 million increase from December 31, 2008. Nonaccrual loans at September 30, 2009 include $29.5 million of loans that have been classified as held for sale. Nonaccrual loans held for sale includes a $16.0 million energy lending relationship and $13.5 million of commercial real estate loans. These loan have sales agreements and are expected to close in the fourth quarter of 2009. Upon transfer to the held for sale category, these loans were charged down to their estimated sales price. Nonaccrual loans held for investment were $65.5 million at September 30, 2009. The largest of these loans is a $9.0 million multi-use land development loan that is not performing as agreed; however, we are in a favorable position due to the underlying collateral.

Included in the nonperforming loans held for sale balance are nonperforming loans related to an energy customer that is currently in Chapter 11 bankruptcy. Total exposure to this customer as of September 30, 2009 and December 31, 2008, was $16.0 million and $29.2 million, respectively, as we recorded charge-offs of $9.6 million and $2.0 million on this relationship during the second and third quarters of 2009, respectively. While completing our analysis of the allowance for credit losses for the quarter ended June 30, 2008, we were notified that this borrower was in the process of filing for Chapter 11 bankruptcy protection. This borrower was part of a shared national credit totaling approximately $2.4 billion. Our participation was approximately $20.0 million at June 30, 2008. Due to the announced bankruptcy and the significance of this credit relationship to us, we immediately placed the loan on nonaccrual and disclosed it as part of our nonperforming loans as of June 30, 2008. At June 30, 2008, we recorded a provision for credit losses of $3.7 million. As legally required, we funded additional proceeds of $9.2 million (net of an $800 thousand purchase discount) related to this borrower in July of 2008, increasing our overall exposure to $29.2 million in the third quarter of 2008. We recorded an additional provision for credit losses of $600 thousand in the third quarter of 2008 due to this increased exposure. The estimated provision for both the second and third quarters of 2008 were based on management’s review of information indicating that the customer had significant, valuable energy and fixed assets.

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

During the second quarter of 2009, the borrower filed its plan of reorganization with the Bankruptcy court which included firm estimates of each creditor’s losses as well as the remaining assets of the company. As such, we recorded a charge-off of $9.6 million, the entire allowance for credit losses related to this loan. During the fourth quarter of 2009, we entered into an agreement to sell this loan. As such, we reclassified this relationship to loans held for sale at September 30, 2009 and recorded an additional provision for credit losses and related charge-off of $2.0 million to record the loan at its agreed upon sales price of $16.0 million. This sale is expected to close in the fourth quarter of 2009.

Accruing loans past due 90 days or more at September 30, 2009, totaled $681 thousand, down $7.8 million compared to $8.4 million at December 31, 2008.

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

The provision for credit losses for the three and nine months ended September 30, 2009, was $56.1 million and $76.6 million, respectively, as compared to $10.1 million and $22.4 million for the same periods in 2008, respectively. During 2009, we have taken steps to significantly reduce our total nonperforming loans and increase our allowance for loan losses thereby better positioning our balance sheet for future growth and profitability. These actions include the write-down of certain collateral-based impaired loans to their underlying collateral and the execution of a definitive agreement to sell $16.0 million in net book value loans related to a previously disclosed nonperforming energy loan relationship and a letter of intent to sell $20.9 million in net book value commercial real estate loans out of our national SBA/commercial real estate portfolio. As a result of the actions, we recorded additional charge-offs of $29.4 million for the third quarter of 2009. Additionally, as a result of the proposed loan sales, management determined that it was appropriate to provide $13.6 million in additional provision in order to record these loans at their underlying and agreed upon sales price. We charged-off a portion of these loans against the related allowance for credit losses and reclassified these loans as held for sale at September 30, 2009.

During the third quarter of 2009, we assessed certain estimates we used in determining the adequacy of our allowance for loan losses. We concluded that in light of the two proposed loan sale transactions discussed above, the deterioration in the real estate market, and the continuing uncertainty in the economy, it was appropriate to revise certain accounting estimates used in determining the adequacy of the allowance for loan losses to better reflect current conditions. The application of these accounting estimates resulted in the Company recording an additional $15 million in provision for credit losses in the third quarter of 2009.

Net charge-offs were $37.4 million or 4.27% (annualized) and $54.6 million or 2.01% (annualized) of average total loans for the three and nine months ended September 30, 2009, respectively, compared to $5.8 million or 0.62% (annualized) and $10.9 million or 0.40% (annualized) of average total loans for the same periods in 2008, respectively. The increase in charge-offs during the quarter ended September 30, 2009, was due to $27.4 million of charge-offs related to collateral-based nonperforming loans and commercial real estate loans transferred to held for sale. Additionally, we recorded a charge-off of $9.6 million during the second quarter of 2009 related to an energy customer that is currently in Chapter 11 bankruptcy which had previously been provided for in our allowance for loan losses. This relationship was transferred to loans held for sale at September 30, 2009, as the company entered into a definitive agreement to sell this loan in the fourth quarter of 2009. As a result, we recorded an additional charge-off of $2.0 million during the third quarter of 2009.

The allowance for loan losses at September 30, 2009, was $70.1 million and represented 2.09% of total loans. The allowance for loan losses at September 30, 2009, was 73.76% of nonperforming loans, up from 56.21% at December 31, 2008. The allowance for unfunded lending commitments was $2.9 million as of September 30, 2009 compared to $1.7 million as of December 31, 2008.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Allowance for loan losses at beginning of period	$53,075	$41,651	$49,177	$34,446
Charge-offs:
Commercial, financial, and industrial	3,895	3,713	19,378	7,644
Real estate, mortgage and construction	33,621	1,879	35,962	3,612
Consumer	318	657	1,109	1,311

Total charge-offs	37,834	6,249	56,449	12,567

Recoveries
Commercial, financial, and industrial	251	277	1,177	1,106
Real estate, mortgage and construction	23	28	301	112
Consumer	163	142	420	435

Total recoveries	437	447	1,898	1,653

Net charge-offs	37,397	5,802	54,551	10,914
Provision for loan losses	54,381	9,373	75,433	21,690

Allowance for loan losses at end of period	70,059	45,222	70,059	45,222

Allowance for unfunded loan commitments at beginning of period	1,102	927	1,654	927
Provision for losses on unfunded loan commitments	1,750	727	1,198	727

Allowance for unfunded loan commitments at end of period	2,852	1,654	2,852	1,654

Total allowance for credit losses	$72,911	$46,876	$72,911	$46,876

Period-end allowance for credit losses to period-end loans	2.18%	1.25%	2.18%	1.25%
Period-end allowance for loan losses to period-end loans	2.09%	1.21%	2.09%	1.21%
Period-end allowance for loan losses to nonperforming loans	73.76%	64.11%	73.76%	64.11%
Net charge-offs to average loans (annualized)	4.27%	0.62%	2.01%	0.40%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of September 30, 2009 and December 31, 2008:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
September 30, 2009
+200	9.69%
+100	4.61%
Base	0.00%
-100	-7.46%
December 31, 2008
+200	4.13%
+100	2.86%
Base	0.00%
-100	-4.92%

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

CAPITAL AND LIQUIDITY

Capital – At September 30, 2009, shareholders’ equity totaled $546 million or 11.2% of total assets, as compared to $643 million or 12.7% of total assets at December 31, 2008. Our risk-based capital ratios together with the minimum capital amounts and ratios at September 30, 2009 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$528,673	13.9%	$303,247	8.0%
Tier 1 capital (to risk weighted assets)	424,406	11.2%	151,623	4.0%
Tier 1 capital (to average assets)	424,406	8.9%	191,271	4.0%

During 2008, we received $125 million in capital from the U.S. Treasury as the result of our participation in the U.S. Treasury’s Capital Purchase Program. During 2009, we fully redeemed the $125 million preferred stock that we sold to the U.S. Treasury in December of 2008. See Note 15 to our Consolidated Financial Statements for further discussion of regulatory capital requirements.

Additionally, during 2009, we issued 8.3 million shares of our common stock through a public stock offering, which resulted in net proceeds of approximately $54.6 million, after deducting underwriting fees and estimated offering expenses.

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

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. At September 30, 2009, the aggregate amount of dividends, which legally could be paid without prior approval of various regulatory agencies, totaled $135 million. It is not anticipated that such restrictions will have an impact on our ability to meet our ongoing cash obligations.

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

On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Program”) originally adopted by the Board on April 26, 2005. The aggregate number of shares originally approved by the Board for repurchase under the Program remains unchanged at 3,750,000 shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. No shares were repurchased by the Company during the three months ended September 30, 2009.

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

ITEM 6.	EXHIBITS.

*3.1	First Amendment to the Amended and Restated Bylaws of Sterling Bancshares, Inc.

10.1	Purchase and Assumption Agreement, dated August 7, 2009, by and between Sterling Bank and First Bank [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009 (File No. 0-20750).]

11	Statement Regarding Computation of Earnings Per Share (included as Note 12) to Consolidated Financial Statements on page 22 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: November 9, 2009	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ Zach L. Wasson
Zach L. Wasson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

*3.1	First Amendment to the Amended and Restated Bylaws of Sterling Bancshares, Inc.

10.1	Purchase and Assumption Agreement, dated August 7, 2009, by and between Sterling Bank and First Bank [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009 (File No. 0-20750).]

11	Statement Regarding Computation of Earnings Per Share (included as Note 12) to Consolidated Financial Statements on page 22 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.