Form 10-K
period 2009-12-31
STERLING BANCSHARES INC
filed 2010-02-23
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
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

Large accelerated filer  ☐         Accelerated filer  ☒         Non-accelerated filer  ☐         Smaller reporting company  ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

        As of June 30, 2009, the last business day of the registrant’s most recently completed second quarter fiscal quarter, aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $503,983,750 based on the closing sale price of $6.33 on such date as reported on the National Association of Securities Dealers Automated Quotation System Global Select Market. For purposes of this calculation, affiliates are defined as all directors and executive officers.

        As of February 8, 2010, there were 81,790,969 shares of the registrant’s common stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2010.	Part III, Items 10, 11, 12, 13 and 14

STERLING BANCSHARES, INC.

2009 ANNUAL REPORT ON FORM 10-K

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

Overview

For more than 35 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to medium-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 58 banking centers in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas.

Sterling Bancshares was incorporated under the laws of the State of Texas in 1980 and became the parent bank holding company of Sterling Bank in 1981. Sterling Bank was chartered in 1974 under the laws of the State of Texas. Our principal executive offices are located at 10260 Westheimer, Houston, Texas, 77042 and our telephone number is (713) 466-8300.

At December 31, 2009, we had consolidated total assets of $4.9 billion, total loans of $3.2 billion, total deposits of $4.1 billion, and shareholders’ equity of $541 million. On February 8, 2008, the Company completed its acquisition of ten branches located in the Dallas and Fort Worth, Texas areas from First Horizon National Corp. (“First Horizon”). The results of operations for this acquisition have been included in our financial results since February 8, 2008.

Business Banking Strategy. We provide a broad range of financial products and services to all our constituencies within the small to medium-sized business segments and consumers through our full service banking centers. Our bankers exercise limited authority over credit and pricing decisions, subject to a concurrence process and loan committee approval for larger credits. This approach, coupled with continuity of service by the same staff members, enables us to create lasting relationships by meeting all of the banking needs of our business customers including the business owners, their employees and their families. This emphasis on relationship banking, together with a conservative approach to lending, are important factors in our success and growth.

We provide a wide array of consumer and commercial banking services, including: demand, savings and time deposits; commercial, real estate and consumer loans; merchant credit card services; letters of credit; and cash and asset management services. In addition, we facilitate sales of brokerage, mutual fund, alternative financing and insurance products through third-party vendors. Bank deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

We offer an extensive scope of services which include our Treasury Management, specialized lending (including energy lending) and Private Client Services groups. We offer services to other financial institutions through our Correspondent Banking group. The Bank’s Capital Markets group is involved in purchases of government guaranteed loans and wholesale real estate lending activities. These additional services enable the Bank to be a more comprehensive financial resource dedicated to helping small to medium-sized businesses meet their financial services needs.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual revenues of $100 million or less. Typically, our customers have financing requirements between $50 thousand and $5 million. The Bank’s lending focus allows for greater diversity and granularity in the loan portfolio, less competition from larger banks, and better pricing opportunities.

We maintain a strong community orientation by, among other things, supporting the active participation of our officers and employees in local charitable, civic, school, religious and community development activities. Each banking center may also appoint selected customers to a business development board that assists in introducing prospective customers to us and in developing or improving products and services to meet customer needs. Our lending and investing activities are funded primarily by core deposits. This stable source of funding comes to us by developing strong banking relationships with customers through our broad product offering, competitive pricing, convenience and service. Approximately 28% of our total deposits are noninterest-bearing demand deposits.

Certain operational and support functions that are transparent to customers have been centralized. This has allowed us to improve consistency and cost efficiencies in the delivery of products and services by each banking center. Centralized functions include services such as data processing, bookkeeping, accounting and finance, loan administration, loan review, legal, compliance, treasury, risk management and internal auditing. Credit policy and administration, strategic planning, marketing and other administrative services also are provided centrally. Our banking centers work closely with our operational and support functions to develop new products and services and to introduce enhancements to existing products and services.

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

Acquisitions have been important to our growth. As of December 31, 2009, we have completed five acquisitions since 2005. We have accomplished these acquisitions without substantially altering our balance sheet in a way that would impact the long-term value of our franchise. We continue to seek acquisitions as they become available and prove to be aligned with our business banking philosophy.

During the fourth quarter of 2009, we announced the termination of the purchase and assumption agreement entered into by Sterling Bank and First Banks, Inc. (“First Bank”) on August 7, 2009, regarding the proposed acquisition of certain assets and assumption of certain liabilities by Sterling Bank from First Bank, without penalty to either party. This was a mutual decision after it was determined that the transaction could not be completed by December 31, 2009, as contemplated by the purchase and assumption agreement.

On February 8, 2008, we completed the acquisition of ten banking centers located in the Dallas and Fort Worth, Texas, areas from First Horizon. In addition to these ten banking centers, we also acquired three pieces of land for possible future banking center expansion. This transaction allowed us to achieve a critical presence in Dallas, Texas and gain entry into the growing Fort Worth, Texas market.

On June 28, 2007, we completed the acquisition of MBM Advisors, Inc. (“MBM Advisors”) an independent investment advisory and pension administration/consulting firm with approximately $700 million in assets under management at the time of acquisition. MBM Advisors specializes in providing full-services in the design, administration, investment management, and communication of retirement plans with an office in Houston, Texas. The acquisition of MBM Advisors provided for increased opportunities to serve the owners of small and medium-sized businesses and their employees while enhancing our noninterest income.

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

For further information on these acquisitions, refer to Note 2, Acquisitions and Divestitures, in the Notes to Consolidated Financial Statements.

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

Supervision and Regulation

Bank holding companies and banks are extensively regulated under federal and state laws. This regulation is intended primarily for the protection of depositors and the DIF and not for the benefit of shareholders or creditors. A summary description of the material laws and regulations that relate to our operations is included below. These descriptions are not intended to be complete and are qualified in their entirety by reference to such statutes and regulations.

Regulatory Oversight. Sterling Bancshares and its second tier holding company, Sterling Bancorporation, LLC, are bank holding companies registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and are subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and policies. In addition, Texas law authorizes the Texas Department of Banking to supervise and regulate a holding company controlling a state bank. Further, our securities are registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) and are subject to the reporting obligations pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act. We are also subject to the provisions of the Sarbanes-Oxley Act of 2002, which primarily addresses corporate governance, internal controls and disclosure matters.

Sterling Bank is a Texas-chartered banking association and its deposits are insured, up to applicable limits, by the DIF of the FDIC. Sterling Bank is subject to supervision and regulation by both the Texas Department of Banking and the FDIC, and may be subject to special restrictions, supervisory requirements and potential enforcement actions. Sterling Bank is not a member of the Federal Reserve System; however, through its regulation of the Company, the Federal Reserve Board also has supervisory authority that indirectly affects Sterling Bank. Sterling Bank is a member of the Federal Home Loan Bank of Dallas and, therefore, is subject to compliance with its requirements.

Federal and state banking agencies require Sterling Bancshares and Sterling Bank to prepare annual reports on financial condition and to conduct an annual audit of our financial operations and affairs in compliance with minimum standards and procedures. Sterling Bank, and in some cases Sterling Bancshares and our nonbank affiliates, must undergo regular on-site examinations by the appropriate banking agency. The cost of examinations may be assessed against the examined institution as the agency deems necessary and appropriate. The FDIC has developed a method for insured depository institutions, such as Sterling Bank, to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report. The federal banking agencies prescribe, by regulation, standards for all insured depository institutions and holding companies regarding, among other things, the following:

•	Internal controls;

•	Information systems and audit systems;

•	Loan documentation;

•	Credit underwriting;

•	Interest rate risk exposure; and

•	Asset quality.

Bank Holding Company Activities. Under the BHCA, Sterling Bancshares is generally permitted to engage in, and may acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, certain limited activities, including (i) banking; (ii) managing and controlling banks; (iii) furnishing or performing services for its subsidiaries; or (iv) any other activity which the Federal Reserve Board determines to be incidental or closely related to banking or managing or controlling banks. Examples of activities the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident to the business of banking, include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a nonbank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

Bank holding companies may also elect to become financial holding companies and engage in an expanded list of financial activities if they meet certain requirements relating to capitalization and management. A bank holding company must file an election with the Federal Reserve Board along with a certification that all of its depository institution subsidiaries are “well capitalized” and “well managed” in order to become a financial holding company. Among the permitted activities for financial holding companies are those activities that are financial in nature or incidental or complementary to financial activities, including securities underwriting and dealing, insurance underwriting and merchant banking investments in commercial and financial companies. The Federal Reserve Board, in consultation with the Department of the Treasury, may approve additional financial activities. We have not filed an election to be a financial holding company.

The Federal Reserve Board has the authority to order a bank holding company or its subsidiaries to terminate any activity or to require divestiture of ownership or control of a subsidiary in the event that it has reasonable cause to believe that the activity or continued ownership or control poses a serious risk to the financial safety, soundness or stability of the bank holding company or any of its bank subsidiaries.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. Its impact is significant and wide-ranging and has substantially increased the Company’s anti-money laundering obligations. Examples of obligations imposed on financial institutions by the USA PATRIOT Act include: (i) requiring standards for customer identification and verification at account opening; (ii) increased cooperation with regulators and law enforcement entities in identifying parties who may be involved in terrorism or money laundering; (iii) reports and filings to Treasury’s Financial Crimes Enforcement Network for certain transactions exceeding $10,000 in value; and (iv) filing Suspicious Activity Reports if the institution believes a consumer may be violating U.S. laws and regulations. Bank regulators regularly examine institutions for compliance with these obligations and are required to consider an institution’s compliance with these obligations as part of its regulatory review of applications. Failure of a financial institution to maintain and implement adequate programs to combat these matters, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

The federal agencies that regulate banks and savings associations jointly issued guidelines for safe and sound banking operations as required by Section 132 of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). The Interagency Guidelines Prescribing Standards for Safety and Soundness identify the fundamental standards that the federal banking agencies follow when evaluating the operational and managerial standards at insured institutions related to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies must also prescribe standards for asset quality, earnings, stock valuation, compensation, fees and benefits. An institution’s performance will be evaluated against these standards during the regulators’ periodic on-site examinations.

Temporary Liquidity Guarantee Program. On November 21, 2008, the FDIC adopted the final rule for the implementation of the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the FDIC will guarantee in full certain noninterest-bearing transaction accounts. The Debt Guarantee Program temporarily guarantees all newly issued senior unsecured debt up to prescribed limits issued by participating entities on or after October 13, 2008, through October 31, 2009. The guarantee does not extend beyond June 30, 2012 or in some cases, December 31, 2012. Senior unsecured debt includes, without limitation, federal funds purchased, promissory notes, commercial paper, unsubordinated unsecured notes, U.S. dollar-denominated certificates of deposit standing to the credit of a bank, and U.S. dollar-denominated bank deposits in an international banking facility of an insured depository institution. The Transaction Account Guarantee Program provides full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.50% interest per annum for which the depository institution at which the account is held has committed to maintain the interest rate at or below 0.50% and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010.

Coverage under the TLGP was available until November 13, 2008 without charge. Currently, the fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt and subject to certain adjustments. Prior to December 31, 2009, the fee assessment for deposit insurance coverage on the Transaction Account Guarantee Program was a 10 basis point annual surcharge on amounts in covered accounts exceeding $250,000. After December 31, 2009, those institutions that have not opted out of the Transaction Account Guarantee Program extension will be charged an assessment rate ranging from 15 to 25 basis points, depending on the institution’s risk category. As of December 31, 2009, we are participating in the Transaction Account Guarantee Program; however, we are no longer participating in the debt guarantee program and therefore had no debt outstanding with the FDIC.

Dividend Restrictions. Under the laws of the State of Texas, Sterling Bancshares, as a for-profit business corporation, may not make distributions that violate its certificate of formation. A Texas Corporation is also prohibited from making a distribution if the corporation would be insolvent after the distribution or the distribution exceeds Sterling Bancshares’ “distribution limit”, as that term is defined by state law. Additionally, the Federal Reserve Board’s general policy provides that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. This policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a bank holding company may not be inclined to provide it.

A primary source of funds for Sterling Bancshares’ payment of dividends to our shareholders are dividends and fees from Sterling Bank and our nonbank affiliates. Various federal and state statutory provisions and regulations limit the amount of dividends that Sterling Bank may pay. FDICIA generally prohibits a depository institution from making a capital distribution, including payment of a dividend, or paying a management fee to its holding company if the institution would thereafter be undercapitalized. In addition, federal and state banking regulations applicable to Sterling Bancshares and Sterling Bank require minimum levels of capital which limit the amounts available for payment of dividends.

On December 12, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “U.S. Treasury”). Pursuant to the Purchase Agreement, Sterling Bancshares was not permitted to increase common stock dividends above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without the initial approval of the U.S. Treasury until the third anniversary of the investment unless all of the Series J Preferred Stock purchased by the U.S. Treasury has been redeemed or transferred. During the second quarter of 2009, Sterling Bancshares fully redeemed the $125 million Series J preferred stock that it sold to the U.S. Treasury in December, 2008, and these limitations are no longer applicable.

Capital Adequacy Requirements. The Federal Reserve Board monitors the capital adequacy of bank holding companies using risk-based capital adequacy guidelines to evaluate their capital adequacy. The Bank is subject to similar requirements promulgated by the FDIC and the Texas Department of Banking. Under the guidelines, issued by the state and federal banking regulators, specific categories of assets and certain off-balance sheet assets such as letters of credit are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. In addition, the guidelines define each of the capital components. Total capital is defined as the sum of core capital elements (“Tier 1”) and supplemental capital elements (“Tier 2”), with Tier 2 being limited to 100% of Tier 1. For bank holding companies, Tier 1 capital includes, with certain restrictions, common shareholders’ equity, noncumulative perpetual preferred stock and related surplus, a limited amount of cumulative perpetual preferred stock, and a limited amount of cumulative perpetual stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. Tier 2 capital includes, with certain limitations, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, term subordinated debt, and allowances for loan and lease losses, less certain required deductions. All bank holding companies are required to maintain Tier 1 Capital of at least 4% of risk-weighted assets and off-balance sheet items. Total Capital (the sum of Tier 1 and Tier 2 Capital) of at least 8% of risk-weighted assets and off-balance sheet items and Tier 1 Capital of at least 3% of adjusted quarterly average assets.

A minimum Tier 1 leverage ratio is used as an additional tool to evaluate the capital adequacy of banks and bank holding companies. Tier 1 leverage ratio is defined to be Tier 1 capital divided by its average total consolidated assets. Certain highly rated institutions may maintain a minimum leverage ratio of 3.0% Tier 1 capital to total average assets while others are required to maintain a leverage ratio of 4.0% to 5.0%. The Texas Department of Banking’s policy requires state chartered banks to maintain a leverage ratio of at least 6%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital ratio for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 under the CAMELS rating system in its most recent examination report and is not experiencing significant growth). A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. The Company believes that as of December 31, 2009, the Bank was “well capitalized” based on the guidelines and ratios for purposes of the FDIC’s prompt corrective action regulations. The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (i) after notice and hearing or response, that the institution is in an unsafe or unsound condition, or (ii) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination.

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

As part of an informal agreement that Sterling Bank entered into with its regulators, we have agreed to submit a capital management plan to our regulators. For additional information on our capital management plans and certain other provisions of this agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital and Liquidity.”

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

Acquisitions by Bank Holding Companies. Under the BHCA and the Change in Bank Control Act, and regulations promulgated thereunder, Federal Reserve Board approval is necessary prior to any person or company acquiring control of a bank or bank holding company, subject to certain exceptions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities, and presumed to exist, subject to rebuttal, if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The BHCA requires a bank holding company to obtain the prior approval of the Federal Reserve Board before it acquires all or substantially all of the assets of any bank, or ownership or control of more than 5% of any class of voting shares of any bank.

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) and the regulations promulgated by the FDIC to implement the CRA are intended to ensure that banks meet the credit needs of their service area, including low and moderate income communities and individuals, consistent with safe and sound banking practices. The CRA regulations also require the banking regulatory authorities to evaluate a bank’s record in meeting the needs of its service area when considering applications to establish new offices or consummate any merger or acquisition transaction. Under FIRREA, the federal banking agencies are required to rate each insured institution’s performance under CRA and to make such information publicly available. In the case of an acquisition by a bank holding company, the CRA performance records of the banks involved in the transaction are reviewed as part of the processing of the acquisition application. A CRA rating other than “outstanding” or “satisfactory” can substantially delay or block a transaction. Based upon our most recent CRA examination, the Bank has a satisfactory CRA rating.

Permissible Activities for State-Chartered Institutions. The Texas Constitution provides that a Texas-chartered bank has the same rights and privileges that are granted to national banks domiciled in Texas. The Texas Finance

Code also contains provisions that expand the powers of Texas-chartered banks. Under these provisions, a Texas-chartered bank may, with limited exceptions, perform any act, own any property, and offer any product or service that is permissible for any depository institution organized under federal law or the laws of any state, unless (i) prohibited by the FDICIA, or (ii) the Commissioner of the Texas Banking Department finds that the activity would adversely affect the safety and soundness of the bank. However, FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the DIF.

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

Restrictions on Subsidiary Banks. Dividends paid by the Bank provided substantially all of Sterling Bancshares’ net cash flow during 2009 and will continue to do so in the foreseeable future. Under federal law, a bank may not pay a dividend that results in an “undercapitalized” situation.

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

The deposit insurance initial base assessment rates currently range from 12 basis points on deposits (for a financial institutions in Risk Category I) to 45 basis points on deposits (for financial institutions in Risk Category IV), but may be higher under certain conditions. After adjustments, the total base assessment rates range from 7 basis points for Risk Category I financial institutions) to 77.5 basis points (for Risk Category IV financial institutions). In addition, the FDIC collects The Financing Corporation (“FICO”) deposit assessments on assessable deposits. FICO assessments are set quarterly, and in 2009 ranged from 1.14 basis points in the first quarter to 1.02 basis points in the fourth quarter.

In the second quarter of 2009, the FDIC levied a special assessment on all insured depository institutions totaling five basis points of each institution’s total assets less Tier 1 capital. The special assessment was part of the FDIC’s efforts to rebuild the DIF. In September 2009, the FDIC passed a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly assessments in December 2009 for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. This prepayment was approximately $24.0 million for the Bank and will be expensed based upon the regular quarterly assessments.

On January 12, 2010, the FDIC’s Board of Directors approved an Advance Notice of Proposed Rulemaking (the “ANPR”) entitled “Incorporating Executive Compensation Criteria into the Risk Assessment System.” The ANPR requests comment on ways in which the FDIC can amend its risk-based deposit insurance assessment system to account for risks posed by certain employee compensation programs. The FDIC’s goal is to provide an incentive for insured depository institutions to adopt compensation programs that align employee interest with the long-term interests of the institution and its stakeholders, including the FDIC. In order to accomplish this goal, the FDIC would adjust an insured depository institution’s assessment rate in a manner commensurate with the risks presented by the institution’s compensation program. Examples of compensation program features that meet the FDIC’s goal include: (i) providing significant portions of performance-based compensation in the form of restricted, non-discounted company stock to those employees whose activities present a significant risk to the institution; (ii) vesting significant awards of company stock over multiple years and subject to some form of claw-back mechanism to account for the outcome of risks assumed in earlier periods; and (iii) administering the program through a board committee composed of independent directors with input from independent compensation professionals.

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

Supervision and Regulation—Consumer Laws and Regulations. Banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act and consumer privacy protection provisions of the Gramm-Leach-Bliley Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers. With respect to consumer privacy, the Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

Proposed Legislation and Regulatory Action. Rules and statutes are frequently promulgated and enacted that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. Included among current proposals are discussions around the restructuring of the regulatory framework in which the Company and the Bank operate. For example, during the fourth quarter of 2009, the U.S. House of Representatives approved the Wall Street Reform and Consumer Protection Act of 2009 (“H.R. 4173”). As adopted, H.R. 4173 would potentially impact many aspects of our structure and operations. Examples of some of the changes contained in the H.R. 4173 include (i) amendments to the Federal Deposit Insurance Act to establish deposit assessments on total assets less tangible equity, rather than total deposits; (ii) provisions providing shareholders of public companies to have a non-binding “say on pay” vote; and (iii) the creation of a new federal regulator, the Consumer Financial Protection Agency, with enforcement authority for many of the statutes included in the section immediately above entitled, “Supervision and Regulation—Consumer Laws and Regulations.” We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

TARP Capital Purchase Program. On December 12, 2008, as part of the TARP Capital Purchase Program, the Company issued the U.S. Treasury Preferred Shares and a ten-year warrant (the “Warrant”) to purchase up to 2.6 million shares of the Company’s common stock for an aggregate purchase price of $125 million. The enactment of the American Recovery and Reinvestment Act of 2009 (“ARRA”) permitted the Company, with the approval of the Secretary of the U.S. Treasury, to redeem the Preferred Shares without completing an equity offering. During the second quarter of 2009, the Company fully redeemed the Preferred Shares that it sold to the U.S. Treasury in December 2008. The Company was approved to pay the funds back without any conditions from regulators. Under the ARRA, the U.S. Treasury was to liquidate the Warrant at the current market price. At December 31, 2009, the Warrant to purchase 2.6 million shares of the Company’s common stock was still outstanding with the U.S. Treasury.

Employees

The Company had 1,012 full time equivalent employees as of December 31, 2009. None of our employees are represented by collective bargaining agreements and the Company considers its employee relations to be good. In 2009, Sterling Bank was named as one of the best places to work in Houston by the Houston Business Journal.

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

We make available, free of charge through our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with the SEC. Additionally, we have adopted and posted on our web site a Code of Ethics for Senior Financial Officers that applies to our principal executive officer and our principal financial and accounting officer. Our web site also includes the charters for our Audit Committee and Corporate Governance and Nominating Committee. The address for our web site is http://www.banksterling.com. The information contained on or accessible from our website does not constitute a part of this report and is not incorporated by reference herein. We will also provide a printed copy of any of these aforementioned documents free of charge upon request.

ITEM 1A. Risk Factors

Risks, Uncertainties and Other Factors That May Affect Our Future Results

Our profitability depends significantly on geographic economic conditions in the markets in which we operate.

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

General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional charge-offs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer defaults, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to certain funding sources. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations, and stock price. Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

We rely on a small to medium-sized business market.

Our business development and marketing strategy primarily targets the banking and financial needs of small to medium-sized businesses with credit needs of under $5 million. These small to medium-sized businesses represent a major sector of the Houston and national economies. If general economic conditions negatively impact this economic sector in the metropolitan areas in which we operate, our results of operations and financial condition will be significantly affected. Our lending focuses on providing commercial and owner-occupied real estate loans to businesses. Because our loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

If our allowance for credit losses is not sufficient to cover actual loan losses, our financial condition and results of operations may be adversely affected.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant credit losses that could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the size of the allowance, we rely on our experience and our evaluation of economic conditions and make various assumptions and estimates based on our experience and evaluation. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Significant additions to our allowance would materially decrease our net income.

Furthermore, our federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs, based on judgments different than those we make. Any increase in our allowance or charge-offs as required by these regulatory agencies could have a negative affect on us.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2009, our nonperforming assets totaled approximately $119 million, or 2.42%, of total assets compared to nonperforming assets of $93.3 million, or 1.84% of total assets at December 31, 2008. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned. We must reserve for probable losses, which is established through a current period charge to the provision for credit losses as well as from time to time, as appropriate, write-downs of the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for credit losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly and as a result our earnings may be adversely affected.

If we sell any of our loans or loan portfolios, or liquidate any collateral underlying our loans, we may suffer losses and our financial condition and results of operations may be affected.

We regularly evaluate certain of our individual loans and loan portfolios in the context of our ongoing assessment of our asset portfolios, and based on those evaluations we may determine to sell certain loans or loan portfolios. If we decide to sell any loans or loan portfolios, we may incur losses (and possibly material losses given current market conditions) if the sale prices we receive for such loans or loan portfolios are less than our carrying values for such loans or loan portfolios (inclusive of any allowance for credit losses). If we incur any losses as a result of any such sales, our financial condition and results of operations may be adversely affected (and possibly materially affected). Similarly, if we are required to, or otherwise decide to liquidate the collateral securing any of our real estate-related loans, or any of our other real estate owned, in a period of reduced real estate values, and the sales prices we receive for the sale of such real estate is less than the carrying value reflected on our balance sheet, we may incur losses and our financial condition and results of operations may be adversely affected.

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

Our investment securities portfolio is subject to credit risk, market risk, and liquidity risk.

Our investment securities portfolio has risks beyond our control that can significantly influence the fair value of the securities it contains. These factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and continued instability in the credit markets. The current lack of market activity and the illiquidity of the securities have, in certain circumstances, required us to base our fair market valuation on unobservable inputs. Any change in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus our determination of other than temporary impairment of the securities in our investment securities portfolio. If these securities are determined to be other than temporarily impaired, we would be required to write down the securities, which could adversely affect our earnings and regulatory capital ratios.

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

We face vigorous competition from banks and other financial institutions, including savings institutions, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. This competition may reduce or limit our margins on financial services, reduce our market share and adversely affect our results of operations and financial condition. Additionally, we face competition primarily from other banks in attracting, developing and retaining qualified banking professionals.

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

An impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios and limit our ability to obtain financing or raise capital in the future. A goodwill impairment charge does not adversely affect any of our regulatory capital ratios nor our tangible capital ratio. We performed an interim evaluation of our goodwill balance during the first and fourth quarters of 2009 and an annual goodwill impairment assessment as of September 30, 2009. Based on our analyses, we concluded that the fair value of our reporting units exceeded the carrying value of our assets and liabilities and, therefore, goodwill was not considered impaired at December 31, 2009.

The impact of recently enacted legislation and government programs to stabilize the financial markets and of recent legislative and regulatory initiatives cannot be predicted at this time, and it may significantly impact our financial condition, operations, capital position and ability to pursue opportunities.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and our operations. In addition, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on us, by imposing significant restrictions on our existing business or on our ability to develop any new business, requiring us to raise additional capital in the future, restricting or reducing our dividends or requiring us to dispose of certain assets and liabilities within a prescribed period of time.

Under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the U.S. Treasury has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury announced the TARP Capital Purchase Program, to increase the flow of credit to businesses and consumers and to support the economy.

We expect that future rulemaking under the EESA and the ARRA will be forthcoming from the U.S. Treasury which could impact our operations. Congress has held hearings on implementation of the TARP Capital Purchase Program and the use of funds and may adopt further legislation impacting the Company and other financial institutions such as by changing lending practices that legislators believe led to the current economic situation. Furthermore, the U.S. Treasury is required to issue rules interpreting and implementing the executive compensation provisions of the ARRA. Although it is unclear what, if any, additional legislation will be enacted into law or rules will be issued, certain laws or rules may be enacted or imposed administratively by the U.S. Treasury that could restrict the Company’s operations or increase governmental oversight of its businesses and its corporate governance practices. The Special Inspector General for TARP has requested information from the TARP Capital Purchase Program participants, including a description of past and anticipated uses of the TARP Capital Purchase Program funds and plans for addressing executive compensation requirements under the TARP Capital Purchase Program. It is unclear at this point what the ramifications of such disclosure are or may be in the future.

The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that may significantly impact the Company. For example, Congress is currently considering a variety of proposals that would make far reaching changes to the financial regulatory system and significantly affect the financial services industry, including: greater powers to regulate risk across the financial system; a new Financial Services Oversight Council chaired by the U.S. Treasury Secretary; a Consumer Financial Protection Agency; potential limits on the scope of federal preemption of state laws as applied to national banks; and changes in the regulatory agencies. Current regulatory initiatives may change certain capital levels that financial institutions are required to maintain. For example, as a result of our periodic enterprise-wide stress testing, we may be required to raise additional capital based on projected economic conditions. The risks noted above create significant uncertainty for us and the financial services industry in general. There can be no assurance as to whether or when any of the parts of the Administration’s plan or other proposals will be enacted, and if adopted, what the final initiatives will be. The legislative and regulatory initiatives could have a significant adverse impact on the financial markets generally, including the extreme levels of volatility and limited credit availability currently being experienced and could require us to change certain of our business practices, impose additional costs on us, limit the products that we offer, result in significant loss of revenue, limit our ability to pursue business opportunities, cause business disruptions, impact the value to assets that we hold or otherwise adversely affect our business, results of operations or financial condition. The long-term impact of these initiatives on our business practices and revenues will depend upon the successful implementation of our strategies, consumer behavior, and competitors’ responses to such initiatives, all of which are difficult to predict.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are located at 10260 Westheimer, Houston, Texas, 77042, in space leased by the Company. We operate the following locations:

	Owned	Leased	Total
Banking centers in the Houston metropolitan area	3	26	29
Banking centers in the San Antonio area	4	9	13
Banking centers in the Dallas metropolitan area	2	14	16
Central department offices	1	3	4

Total	10	52	62

The Company has options to renew leases at most locations.

In 2007, we entered into a lease agreement to consolidate our central and corporate offices at one central location in Houston, Texas. This move will be completed during the next year as the timing of the move is aligned with the renewals and expirations of our existing leases.

ITEM 3. Legal Proceedings

From time to time, the Company is a party to various legal proceedings incident to its business. Currently, neither Sterling Bancshares nor any of its subsidiaries are involved in any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our stock trades through the NASDAQ Global Select Market System under the symbol “SBIB.” In 2006, Sterling was named to the NASDAQ Global Select Market Composite Index which is a market capitalization weighted index that measures all NASDAQ domestic and international based common type stocks listed on the Global Select tier of The NASDAQ Stock Market. The following table sets forth the high and low closing sales prices per share of Sterling Bancshares’ common stock and the dividends paid thereon for each quarter of the last two years. This information has been restated to reflect all stock splits occurring prior to the issuance of this report.

	Sales Price Per Share		Dividend
	High	Low

2009
First quarter	$7.37	$4.46	$0.055
Second quarter	7.98	6.06	0.055
Third quarter	8.55	6.07	0.055
Fourth quarter	7.32	4.55	0.015

	High	Low	Dividend

2008
First quarter	$11.46	$8.50	$0.055
Second quarter	11.19	8.51	0.055
Third quarter	14.01	6.80	0.055
Fourth quarter	11.91	5.18	0.055

On January 26, 2010, the Board of Directors declared a quarterly cash dividend of $0.015 per share payable on February 19, 2010, to shareholders of record on February 5, 2010. However, there can be no assurance that we will continue to pay cash dividends on our common stock in the future or the amount or frequency of any such dividend. The payment of future dividends is dependent on many factors that we regularly consider, including our future earnings, capital requirements and financial condition as well as our discussions and agreements with our banking regulators.

For information on the ability of the Bank to pay dividends and make loans to Sterling Bancshares, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Interest Rate Sensitivity and Liquidity” and Note 20 to the Consolidated Financial Statements.

As of February 8, 2010, there were 81,790,969 shares of the Company’s common stock outstanding held by 917 shareholders of record. The closing price per share of common stock on December 31, 2009, the last trading day of the Company’s fiscal year, was $5.13. The number of beneficial shareholders is unknown.

Recent Sales of Unregistered Securities

The Company did not issue any shares which were exempt from the registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereunder during 2009.

Issuer Repurchases of Equity Securities

On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Repurchase Program”) originally adopted by the Board of Directors on April 26, 2005. The aggregate number of shares originally approved by the Board of Directors for repurchase under the Repurchase Program remains unchanged at 3.8 million shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. During the fourth quarter of 2009, there were no purchases of the Company’s equity securities registered pursuant to Section 12 of the Exchange Act. The Company does not plan to utilize the option to repurchase shares of common stock during 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

Please read Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under equity compensation plans.

Performance Graph

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Sterling Bancshares, Inc.	100.00	110.00	141.36	123.44	68.85	59.70
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26

Source: SNL Financial LC © 2009

Composite of Cumulative Total Return (1) Russell 2000, SNL Financial LC $1 Billion—$5 Billion Asset Bank Index (2)

The performance graph above compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return indices of the Russell 2000 Index and the SNL Financial LC $1 Billion—$5 Billion Asset Bank Index for the period between December 31, 2004 and December 31, 2009. The historical stock price performance for the Company’s stock shown on the graph above is not necessarily indicative of future stock performance. The information on the Company’s common stock has been adjusted to reflect the three-for-two split (effected as a stock dividend) that was implemented in 2006.

There can be no assurance the Company’s stock performance will continue into the future with the same or similar trends depicted in the graph above. The Company will not make or endorse any predictions as to future stock performance.

(1)	Assumes that the value of the investment in the Company, and each index, was $100 on December 31, 2004 and that all dividends were reinvested.
(2)	The SNL Financial LC $1 billion-to-$5 billion Asset Bank Index is comprised of all publicly traded banking institutions with more than $1 billion and less than $5 billion in total assets as of December 31, 2009.

ITEM 6. Selected Financial Data

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars and shares in thousands, except for per share amounts)
Income Statement Data:
Net interest income	$191,709	$198,084	$185,624	$171,806	$150,230
Provision for credit losses	87,631	29,917	3,820	4,058	14,371
Noninterest income	35,895	41,027	36,220	31,217	26,959
Noninterest expense	163,184	153,210	139,354	131,186	110,646
Income (loss) before income taxes	(23,211)	55,984	78,670	67,779	52,172
Net income (loss)	(12,974)	38,619	52,962	45,840	36,222
Net income (loss) applicable to common shareholders	(22,316)	38,221	52,962	45,840	36,222

Balance Sheet Data (at period-end):
Total assets	$4,937,048	$5,079,979	$4,535,909	$4,117,559	$3,726,859
Total loans	3,245,051	3,793,814	3,418,284	3,132,567	2,699,362
Allowance for loan losses	74,732	49,177	34,446	32,027	31,230
Total securities	1,069,061	805,396	656,776	573,614	618,998
Trading assets	—	—	—	—	28,515
Total deposits	4,094,951	3,819,137	3,673,711	3,334,611	2,838,143
Other borrowed funds	97,245	408,586	197,147	220,675	392,850
Subordinated debt	77,338	78,335	48,694	46,135	46,238
Junior subordinated debt	82,734	82,734	82,734	56,959	82,475
Shareholders’ equity	540,533	643,139	480,259	409,285	334,472

Common Share Data:
Earnings (loss) per common share (1):
Basic shares	$(0.28)	$0.52	$0.73	$0.67	$0.53
Diluted shares	$(0.28)	$0.52	$0.72	$0.66	$0.53
Shares used in computing earnings (loss) per common share:
Basic shares	78,696	73,177	72,659	68,834	67,932
Diluted shares	78,696	73,488	73,126	69,533	68,642
End of period common shares outstanding	81,853	73,260	73,159	71,001	68,001
Book value per common share at period-end	$6.60	$7.17	$6.56	$5.76	$4.92
Cash dividends paid per common share	$0.180	$0.220	$0.210	$0.186	$0.160
Common stock dividend payout ratio	(106.36)%	41.72%	28.77%	27.99%	30.00%

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Performance Ratios and Other Data:
Return on average common equity	(4.01)%	7.60%	11.77%	12.66%	11.07%
Return on average assets	(0.26)%	0.80%	1.22%	1.18%	1.02%
Tax equivalent net interest margin (2)	4.22%	4.55%	4.77%	4.90%	4.66%
Efficiency ratio (3)	69.17%	63.04%	61.84%	63.79%	61.61%
Full-time equivalent employees	1,012	1,116	1,042	1,074	1,014
Number of banking centers	58	59	49	45	40

Liquidity and Capital Ratios:
Average loans to average deposits	88.83%	101.31%	91.93%	95.85%	97.67%
Period-end shareholders’ equity to total assets	10.95%	12.66%	10.59%	9.94%	8.97%
Average shareholders’ equity to average assets	11.92%	10.50%	10.38%	9.33%	9.19%
Period-end tangible capital to total tangible assets	7.48%	9.32%	6.79%	6.74%	6.76%
Tier 1 capital to risk weighted assets	11.61%	12.14%	9.05%	8.64%	9.99%
Total capital to risk weighted assets	14.41%	14.94%	11.10%	10.72%	12.36%
Tier 1 leverage ratio (Tier 1 capital to average assets)	8.89%	10.57%	8.59%	8.14%	9.11%

Asset Quality Ratios:
Period-end allowance for credit losses to period-end loans	2.39%	1.34%	1.03%	1.05%	1.20%
Period-end allowance for loan losses to period-end loans	2.30%	1.30%	1.01%	1.02%	1.16%
Period-end allowance for loan losses to nonperforming loans	72.86%	56.21%	170.41%	281.27%	142.99%
Nonperforming loans to period-end loans	3.16%	2.31%	0.59%	0.36%	0.81%
Nonperforming assets to period-end assets	2.42%	1.84%	0.53%	0.32%	0.60%
Net charge-offs to average loans	1.72%	0.40%	0.09%	0.20%	0.51%

(1)	The calculation of diluted earnings per share excludes: 1,603,428; 837,381; 550,505; 139,025; and 167,663 shares for years 2009, 2008, 2007, 2006 and 2005 respectively, which were antidilutive.
(2)	Taxable-equivalent basis assuming a 35% tax rate. The Company presents net interest income on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(3)	The efficiency ratio is calculated by dividing noninterest expense less acquisition costs, hurricane related costs, an employee severance payment, and trust preferred securities debt issuance costs by tax equivalent basis net interest income plus noninterest income less net gain (loss) on investment securities.

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

Forward-looking statements reflect our expectation or predictions of future conditions, events or results based on information currently available and involve risks and uncertainties that may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, the risks identified in Item 1A of this report and the following:

•

general business and economic conditions in the markets we serve could adversely affect, among other things, real estate prices, the job market, and consumer and business confidence which could lead to decreases in the demand for loans, deposits and other financial services that we provide and increases in loan delinquencies and defaults;

•

changes or volatility in the capital markets, interest rates and market prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	our investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates we use to value certain of the securities in our portfolio;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

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

During 2009, we experienced one of the worst recessions that this country has seen, and as such, our results have been directly impacted by higher nonperforming assets and increased credit costs through elevated provisions and loan losses. Further negatively impacting our year-end results were historically low interest rates and low loan demand, both placing pressure on our net interest margin.

Highlights for 2009 include a strong period-end deposit growth of 7.2% over the prior year. We decreased our period-end loan to deposit ratio from 99.3% at December 31, 2008, to 79.2% at December 31, 2009. In addition, during 2009, we continued to diligently analyze our loan portfolio and aggressively place loans on nonperforming status when appropriate. We increased our period-end allowance for credit losses to period-end loans from 1.34% at December 31, 2008, to 2.39% at December 31, 2009.

In 2010, our focus will be serving the needs of our customers and managing risk and capital. Going forward, we will continue to actively identify negative trends within our portfolio, and take actions necessary to minimize future loan losses and strengthen our balance sheet and capital. We will continue to position Sterling Bank for future growth and increased profitability.

Various legislative and regulatory reforms have been proposed that may affect our operations in 2010. For example, on December 11, 2009, the U.S. House of Representatives approved the Wall Street Reform and Consumer Protection Act of 2009 (H.R. 4173). Some of the proposed changes contained in the H.R. 4173 include: (i) amendments to the Federal Deposit Insurance Act to establish deposit assessments on total assets less tangible equity, rather than total deposits; (ii) provisions providing for shareholders of public companies to have a non-binding “say on pay” vote; and (iii) the creation of a new federal regulator, the Consumer Financial Protection Agency, with enforcement authority for many of the statutes applicable to the financial products and services we offer our customers. Another provision of H.R. 4173 allows the FDIC, as receiver, to reduce the amount of any secured claim by a maximum of 10 percent to satisfy amounts owed to the United States or the DIF during the resolution of the assets and liabilities of an insured depository institution. This provision could increase the costs of borrowing and our interaction with our creditors. It is widely expected that the U.S. Senate will present a financial regulatory reform bill in 2010, although the exact scope of the provisions of that bill are not known at this time.

Recent regulatory reforms proposed by our federal regulators include changes to the manner in which the FDIC sets deposit insurance assessments. The recent Advance Notice of Proposed Rulemaking seeks comments on the FDIC’s use of an insured depository institution’s employee compensation programs as a factor in setting assessment rates for the institution. We provide stock-based compensation to some of our employees, which may be reviewed by the FDIC in setting our assessment rates. In the event that the FDIC determines that our compensation program increases the risk-profile of our institutions, we may face increased deposit assessments.

The President of the United States recently announced proposals that would limit the size of financial institutions as well as the scope of activities in which they may engage. Few details have been provided with respect to these proposals, and it is unlikely that we would be significantly impacted by the market concentration limitations given our relative size. Limitations on our ability to engage in proprietary trading operations may impact our business operations; however, additional guidance is expected regarding these reform proposals.

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

Fair value of Financial Instruments. We determine the fair market values of our financial instruments based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

There are three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted market prices, where available. If such quoted market prices are not available Level 2 inputs are used. These inputs are based upon internally developed models that primarily use observable market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Allowance for Credit Losses. The allowance for credit losses is a valuation allowance for probable losses incurred on loans and binding commitments. Losses are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses inherent in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control. Please refer to the subsequent discussion of “Allowance for Credit Losses” below as well as in Note 1 to the Consolidated Financial Statements for additional insight into management’s approach and methodology in estimating the allowance for credit losses. Due to the variability in the drivers of the assumptions made in this process, estimates of our loan portfolio’s inherent risks and overall collectability change with changes in the economy, individual industries, and individual borrowers’ or counterparties’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions.

Key judgments used in determining the allowance for credit losses include: (i) risk ratings for pools of loans which are stratified by loan type, (ii) market and collateral values and discount rates for individually evaluated loans, (iii) loan type classifications for consumer and commercial loans and commercial real estate loans, (iv) loss rates used for each loan type, (v) adjustments made to assess current events and conditions, (vi) considerations regarding domestic economic uncertainty, and (vii) overall credit conditions.

The process of determining the level of the allowance for credit losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

Goodwill and Other Intangibles. Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying amount. Other intangible assets consist primarily of core deposits and other intangibles. Intangible assets with definite useful lives are amortized on an accelerated basis over the years expected to be benefited, which we believe is approximately 10 years. An intangible asset subject to amortization shall be tested for recoverability whenever events or changes in circumstances, such as a significant or adverse change in the business climate that could affect the value of the intangible asset, indicate that its carrying amount may not be recoverable. An impairment loss is recorded to the extent the carrying amount of the intangible asset exceeds its fair value.

Our annual evaluation is performed as of September 30 of each year. As a result of a decrease in the market price of our stock to a level below book value, we performed interim evaluations of our goodwill during the first and fourth quarters of 2009.

The goodwill impairment test involves a two-step process. Under the first step, goodwill is assigned to reporting units for purposes of impairment testing. Reporting units used for the goodwill impairment test include our banking subsidiary, Sterling Bank, and MBM Advisors a wholly owned subsidiary of Sterling Bank that provides investment advisory and pension administration/consulting services. The estimation of fair value of each reporting unit is compared with its carrying value including the allocated goodwill. At December 31, 2009, our goodwill totaled $173 million of which $165 million, or 95%, was allocated to Sterling Bank. If the estimated fair value of a reporting unit is less than its carrying value including goodwill, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill derived under step two is less than its carrying value.

To determine the fair value of the reporting units under step one of the impairment test, both an income approach and market approach was utilized. The income approach was based on projected cash flows derived from assumptions of balance sheet and income statement activity. Value was then derived by present valuing the projected cash flows using an appropriate risk-adjusted discount rate based on a market participant’s cost of equity. Value under the market approach was based on applying various market capitalization pricing multiples, such as price to tangible book, price to earnings and other relevant metrics, observed from comparable companies to the reporting unit. The results of the income and market approach were weighted to arrive at the final estimation of fair value for the reporting unit. As the ability to identify truly comparable companies lessened given the fluctuations in market capitalization across the banking industry, we believed that a heavier weighting on the income approach was more appropriate during the fourth quarter of 2009.

The aggregate fair values of the reporting units as determined under step one of the impairment test were compared to market capitalization as an assessment of the reasonableness of the estimated fair values of the reporting units. For each of the impairment tests performed, the comparison between the aggregate fair values and market capitalization indicated an implied premium which was within the range of control premiums observed in the marketplace.

For the impairment test performed during the fourth quarter of 2009, the Sterling Bank reporting unit did not pass the first step of the impairment test, and therefore, we conducted the second step of the impairment test. The second step required a comparison of the implied fair value of goodwill to the carrying amount of goodwill and was based on information that was as of November 30, 2009.

To determine the implied fair value of goodwill, the fair value of Sterling Bank (as determined in step one) was allocated to all assets and liabilities of the reporting unit including any recognized or unrecognized intangible assets in a manner similar to a purchase price allocation. Key valuations were the assessment of core deposit and trade name intangible assets and the loan portfolio. The valuation of the loan portfolio resulted in an overall discount which we believe was supported by transactions occurring in the marketplace and was consistent with the “exit price” principle of fair value. The fair value of Sterling Bank’s goodwill exceeded its carrying value by an estimated 12% as of November 30, 2009; therefore; we determined there was no impairment of goodwill as of that date.

Based on our annual goodwill impairment review at September 30, 2009, and our additional goodwill step two impairment evaluation performed during the fourth quarter of 2009, management does not believe any of our goodwill is impaired as of December 31, 2009.

In light of the overall instability of the economy, the continued volatility in the financial markets, the downward pressure on bank stock prices and expectations of financial performance for the banking industry, including the reporting units, our estimates of fair value may be subject to change or adjustment and we may determine that goodwill impairment charges may be necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the company’s market capitalization declines or remains below book value, the company may update its valuation analysis to determine whether goodwill is impaired. No assurance can be given that goodwill will not be written down in future periods.

Derivative Instruments and Hedging Activities. We may designate a derivative as either an accounting hedge of the fair value of a recognized fixed rate asset or an unrecognized firm commitment (“fair value” hedge) or an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values. To the extent a hedge is considered effective, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of income taxes. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized as other income in the results of operations.

Stock-based Compensation. The Company’s stock-based compensation policy applies to all forms of stock-based compensation including stock options, restricted stock units, shares acquired under the Employee Stock Purchase Plan and performance based phantom units. All stock-based compensation is accounted for under the fair value method as required by generally accepted accounting principles in the United States. The expense associated with stock-based compensation is recognized over the vesting period of each individual arrangement. The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The fair value of restricted stock and phantom stock units is based on the fair value at the date of grant using the current market price on the grant date. The fair value of each performance based share unit is estimated based on expected performance goals being attained. Compensation expense associated with the Employee Stock Purchase Plan is determined using a Black-Scholes-Merton option pricing formula. Please refer to Note 1 to the Consolidated Financial Statements for further information. Disclosures of stock-based compensation are also included in Note 15 to the Consolidated Financial Statements.

Results of Operations

Performance Summary. Net loss applicable to common shareholders for the year ended December 31, 2009 was $22.3 million, or $0.28 per diluted common share which included total preferred dividends of $9.3 million or $0.12 per diluted common share related to the preferred stock issued and redeemed under the U.S. Treasury’s Troubled Assets Relief Program. Net loss before preferred stock dividends for the year ended December 31, 2009, was $13.0 million, or $0.16 per diluted common share. Net income available to common shareholders was $38.2 million, or $0.52 per diluted common share for 2008, and $53.0 million, or $0.72 per diluted common share for 2007.

The net loss before preferred stock dividends for 2009 was due primarily to an increase in the provision for credit losses of $57.7 million and increased FDIC assessments of $6.3 million due in part to a one-time special FDIC insurance assessment of $2.3 million. Net income for 2008 decreased $14.3 million or 27.1% compared to 2007 due primarily to an increase in the provision for credit losses of $26.1 million.

A banking institution’s return on average assets and return on average common equity are two commonly used industry measures of performance. Return on average assets (“ROA”) measures net income in relation to average total assets and is an indicator of a company’s ability to employ its resources profitably. For 2009, our ROA was (0.26)%, as compared to 0.80% and 1.22% for 2008 and 2007, respectively.

Return on average common equity (“ROE”) measures net income after preferred dividends in relation to average common equity and is an indicator of a company’s return to its common shareholders. For 2009, our ROE was (4.01)%, as compared to 7.60% and 11.77% for 2008 and 2007, respectively.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. From June 2006 until September of 2007, overnight interest rates remained consistent at 5.25%. Beginning in September 2007, the FOMC decreased overnight interest rates by 500 basis points to 0.25% at December 31, 2008. Rates remained at this historically low level throughout 2009. This significant decline in interest rates has negatively impacted our net interest income and margin during 2008 and 2009.

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands):

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans held for sale (1)	$11,335	$156	1.37%	$71,050	$4,696	6.61%	$62,232	$4,982	8.01%
Loans held for investment (1):
Taxable	3,532,002	200,860	5.69%	3,583,762	236,259	6.59%	3,221,523	254,931	7.91%
Non-taxable (2)	5,089	306	6.01%	3,637	294	8.09%	3,344	265	7.92%
Securities:
Taxable	820,887	36,417	4.44%	620,506	29,660	4.78%	523,589	23,849	4.55%
Non-taxable (2)	98,278	5,262	5.35%	97,328	5,116	5.26%	92,928	4,699	5.06%
Deposits in financial institutions	86,673	154	0.18%	510	10	1.92%	734	35	4.78%
Other interest-earning assets	28,703	80	0.28%	8,642	165	1.91%	17,457	770	4.41%

Total interest-earning assets	4,582,967	243,235	5.31%	4,385,435	276,200	6.30%	3,921,807	289,531	7.38%

Noninterest-earning assets:
Cash and due from banks	57,556			101,711			108,603
Premises and equipment, net	49,763			40,297			25,768
Other assets	370,902			364,306			311,413
Allowance for loan losses	(56,257)			(38,377)			(33,306)

Total noninterest-earning assets	421,964			467,937			412,478

Total assets	$5,004,931			$4,853,372			$4,334,285

Interest-bearing liabilities:
Deposits:
Demand and savings	$1,757,305	$16,024	0.91%	$1,416,594	$17,285	1.22%	$1,304,168	$29,217	2.24%
Certificates and other time	1,105,055	24,051	2.18%	1,107,735	37,443	3.38%	1,191,393	55,691	4.67%
Other borrowed funds	207,766	1,897	0.91%	542,413	11,607	2.14%	134,349	6,829	5.08%
Subordinated debt	77,643	3,325	4.28%	62,128	4,474	7.20%	46,521	4,649	9.99%
Junior subordinated debt	82,734	4,486	5.42%	82,734	5,731	6.93%	76,802	6,239	8.12%

Total interest-bearing liabilities	3,230,503	49,783	1.54%	3,211,604	76,540	2.38%	2,753,233	102,625	3.73%

Noninterest-bearing sources:
Demand deposits	1,132,469			1,086,727			1,080,099
Other liabilities	45,530			45,396			50,975

Total noninterest-bearing liabilities	1,177,999			1,132,123			1,131,074
Shareholders’ equity	596,429			509,645			449,978

Total liabilities and shareholders’ equity	$5,004,931			$4,853,372			$4,334,285

Tax equivalent net interest income and margin (2) (3)		193,452	4.22%		199,660	4.55%		186,906	4.77%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		97			92			77
Securities		1,646			1,484			1,205

Total tax equivalent adjustment		1,743			1,576			1,282

Net Interest Income		$191,709			$198,084			$185,624

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent basis assuming a 35% tax rate. Net interest income is presented on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

The following table shows the portions of the net change in tax equivalent interest income and expense due to changes in volume or rate. The changes in tax equivalent interest income due to both rate and volume in the analysis have been allocated proportionately to the volume or rate changes (in thousands):

	2009 vs. 2008 Increase (Decrease) Due to Changes in:			2008 vs. 2007 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$(2,343)	$(2,197)	$(4,540)	$656	$(942)	$(286)
Loans held for investment:
Taxable	(3,306)	(32,093)	(35,399)	26,366	(45,038)	(18,672)
Non-taxable (1)	121	(109)	12	33	(4)	29
Securities:
Taxable	9,009	(2,252)	6,757	4,601	1,210	5,811
Non-taxable (1)	(251)	397	146	496	(79)	417
Deposits in financial institutions	160	(16)	144	(9)	(16)	(25)
Other interest-earning assets	116	(201)	(85)	(288)	(317)	(605)

Total tax equivalent interest income	3,506	(36,471)	(32,965)	31,855	(45,186)	(13,331)

Interest-bearing liabilities:
Deposits:
Demand and savings	3,680	(4,941)	(1,261)	2,312	(14,244)	(11,932)
Certificates and other time	(735)	(12,657)	(13,392)	(3,740)	(14,508)	(18,248)
Other borrowed funds	(5,047)	(4,663)	(9,710)	10,639	(5,861)	4,778
Subordinated debt	953	(2,102)	(1,149)	1,311	(1,486)	(175)
Junior subordinated debt	1	(1,246)	(1,245)	451	(959)	(508)

Total interest expense	(1,148)	(25,609)	(26,757)	10,973	(37,058)	(26,085)

Tax equivalent net interest income (1)	$4,654	$(10,862)	$(6,208)	$20,882	$(8,128)	$12,754

(1)	Taxable-equivalent basis assuming a 35% tax rate. Net interest income is presented on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.

Tax equivalent net interest income decreased $6.2 million or 3.1% for 2009 compared to 2008. Our tax equivalent net interest margin was 4.22% for 2009 compared to 4.55% for 2008. The decline in net interest income and margin during 2009 was due, in part, to the significant decline in short-term interest rates and an increase in nonperforming assets. Our average nonperforming assets were approximately $114 million during 2009, which was 107% higher than our average nonperforming assets during 2008. Additionally, changes in the mix of interest-earning assets and liabilities influence our net interest income and margin. During 2008, we had a larger percentage of interest-earning assets invested in higher-yielding loans as compared to 2009. Average loans as a percentage of average interest-earning assets decreased from 83% in 2008 to 77% in 2009 while average securities increased from 16% of average interest-earning assets in 2008 to 20% in 2009.

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

Total tax equivalent interest income decreased $33.0 million or 11.9% for 2009 compared to 2008 due to a decrease in interest income on loans. Interest income on loans decreased $39.9 million for 2009 compared to 2008 due to a decline in average loans of $110 million for 2009 compared to 2008 and a decrease in yield earned of 92 basis points. The decrease in yield was due to a combination of the decline in interest rates that began in late 2007 and an increase in nonperforming loans during 2008 and 2009. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income. On average, nonaccrual loans increased approximately $53.0 million in 2009 compared to 2008. Interest forgone on nonaccrual loans was $5.3 million for 2009 compared to $3.6 million for 2008 resulting in a reduction in net interest margin of four basis points for 2009. The decrease in yield was partially offset by additional interest income from the interest rate hedge that we purchased in 2006 which provided additional interest income of $2.9 million for 2009 compared to 2008.

Total tax equivalent interest income decreased $13.3 million or 4.6% for 2008 compared to 2007 due to a decrease in interest income on loans. Interest income on loans decreased $18.9 million for 2008 compared to 2007 due to a decrease in yield earned of 133 basis points for 2008. This decrease in yield was due to the decline in interest rates that began in late 2007 and an increase in nonperforming loans during 2008. The decrease in yield was partially offset by additional interest income from the interest rate hedge that we purchased in 2006 which provided additional interest income of $10.3 million for 2008 compared to 2007. In addition, the decline in interest income resulting from decreases in interest rates was partially offset by an increase in average total loans of $371 million or 11.3% for 2008.

Tax equivalent interest income on securities increased $6.9 million for 2009 compared to 2008, and $6.2 million for 2008 compared to 2007 due to an increase in the average securities portfolio and yield earned. Average securities increased $201 million for 2009 compared to 2008, and $101 million for 2008 compared to 2007. Tax equivalent yield earned on securities decreased 31 basis points for 2009 compared to 2008, and increased 21 basis points for 2008 compared to 2007. During 2009, we increased our securities as a percentage of interest-earning assets. Average securities increased from 16% of average interest-earning assets in 2007 and 2008 to 20% in 2009. We increased securities as a percentage of interest-earning assets to further diversify our interest-earning asset portfolio and further utilize excess liquidity. We made this decision in part to support our interest income stream in light of the economic conditions having a negative impact on interest earnings from our loan portfolio.

Net interest income and margin were also impacted by an increase in the use of lower yielding interest-earning cash during 2009. Average interest-earning cash deposits in other financial institutions increased $86.2 million for 2009 compared to 2008. The average yield on these deposits was 0.18% for 2009.

Total interest expense decreased $26.8 million for 2009 compared to 2008 due primarily to a decline in interest rates. The average rate paid on interest-bearing liabilities was 1.54% for 2009 compared to 2.38% in 2008. Interest expense on interest-bearing deposits decreased $14.7 million for 2009 compared to 2008 due to a decrease in rate paid of 77 basis points for 2009 compared to 2008. This was offset by an increase in average interest-bearing deposits of $338 million or 13.4% for 2009 compared to 2008. Interest expense on other borrowed funds decreased $9.7 million for 2009 compared to 2008. This decrease was due to a decrease in average borrowings of $335 million or 61.7% and a decrease in rate paid on borrowings of 123 basis points.

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

Beginning in the fourth quarter of 2007 and throughout 2008, we made the strategic decision to allow some of our higher cost time deposits to mature and be replaced by lower cost borrowings. Average other borrowings increased $408 million for 2008 compared to 2007. These borrowings provided additional funding at a rate of 2.14% for 2008, a decrease in funding costs of 294 basis points over 2007. Overall, interest expense on other borrowings increased $4.8 million for 2008 compared to 2007.

Our net interest margin will continue to be under slight pressure due to the low interest rate environment, which we expect to continue in the near term, assuming we are able to maintain our pricing strategies related to loans and deposits. Additional pressure will be placed on our margin due to the unwinding of our $250 million interest rate collar, in 2009, which resulted in gains that were recorded in other comprehensive income and will be amortized relatively evenly over the original remaining term, which ends August 1, 2010. This will account for approximately $2.3 million a quarter in interest income and will decrease the margin by 15 to 20 basis points in the third and fourth quarters of 2010.

Provision for Credit Losses. The provision for credit losses is determined by management as the amount to be added to the allowance for credit losses to bring the allowance to a level which, in management’s estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for credit losses for 2009 was $87.6 million as compared to $29.9 million for 2008 and $3.8 million for 2007. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income. Noninterest income consisted of the following (in thousands):

	2009	2008	2007
Customer service fees	$15,431	$15,771	$14,327
Other-than-temporary impairment loss on securities	(14)	(722)	—
Net gain (loss) on sale of securities	(1,792)	478	3
Wealth management fees	7,953	8,984	5,662
Net gain (loss) on loans	(1,160)	200	1,991
Bank-owned life insurance	3,585	3,664	3,738
Debit card income	2,351	2,479	2,330
Federal Home Loan Bank stock dividends	47	480	604
Other	9,494	9,693	7,565

Total	$35,895	$41,027	$36,220

Total noninterest income decreased $5.1 million or 12.5% for 2009 compared to 2008, and increased $4.8 million or 13.3% for 2008 compared to 2007. Details of the changes in the various components of noninterest income are discussed below:

Customer service fees decreased $340 thousand for 2009 compared to 2008. This decrease was primarily due to lower transaction activity. Customer service fees increased $1.4 million for 2008 compared to 2007. This increase was partly attributable to the lower earnings credit rate on our commercial accounts on analysis, which is a direct result of lower short-term interest rates.

We recorded a $14 thousand credit-related OTTI on a held-to-maturity debt security during the second quarter of 2009, based on its cash flow analysis. This security was issued in 2007 and was backed by hybrid adjustable-rate residential mortgage loans. As of the date of OTTI, this security was rated triple-A by Standard and Poor’s (“S&P”) and single-B by Fitch Ratings, Ltd. (“Fitch”) (Moody’s Investor Service (“Moody’s”) does not rate this security). As of the date of OTTI, the Company did not intend to sell the security, and it was not more likely than not that the Company would be required to sell the investment before recovery of its remaining amortized cost basis. Therefore, for 2009 the amount of the credit-related OTTI of $14 thousand, was recognized in earnings and the amount of the noncredit-related impairment of $2.7 million, was recognized in other comprehensive income as of June 30, 2009. We recorded an OTTI loss of $722 thousand during 2008 on certain interest-only securities. These securities are tied to underlying government guaranteed loans and are subject to prepayment and interest rate fluctuations. Given the length of time these securities had been in an unrealized loss position, current prepayment factors for the underlying loan and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired. There were no OTTI losses recorded in 2007.

Net losses on the sale of securities for 2009 of $1.8 million were due to realized losses of $7.1 million recorded on the sale of certain private-label CMO’s. During the fourth quarter of 2009, we sold five private-label CMO’s that were classified as held-to-maturity. The decision to sell these securities in 2009 was due to the significant credit downgrading of the securities which caused these securities to be classified as “substandard” assets by management. The credit rating on these securities declined from primarily AAA ratings in 2008 to credit ratings ranging from B3 to CC in 2009. Throughout 2009, we monitored these securities noting a significant decline in the credit ratings in under a year. In addition, the underlying performance of these securities had continued to deteriorate as delinquencies continued to increase. Given these credit downgrades, the current economic uncertainty along with the increasing levels of delinquencies being reported for all residential mortgage loans, we believed there was additional risk associated with holding these securities until maturity. These securities had a carrying value of $24.1 million at the time of sale. These losses were partially offset by realized gains of $5.3 million on the sale of available-for-sale investments with a cost basis of $96.0 million which were sold as part of our ongoing portfolio management.

Wealth management fees decreased $1.0 million for 2009 compared to 2008. This decrease was due primarily to a decline in investment management fees which are assessed based on the market value of managed assets. Our total assets under management have decreased over the prior year due to recent market conditions. Wealth management fees increased $3.3 million for 2008 compared to 2007. This increase was due primarily to the addition of MBM Advisors in June 2007. MBM Advisors is an investment advisory and pension administration/consulting firm providing full-services in the design, administration, investment management, and communication of retirement plans. Our wealth management group provides customized solutions for high net worth customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services, as well as insurance and risk management services.

Net losses on loans for 2009 of $1.2 million were due primarily to realized losses on the sale of certain nonperforming commercial real estate loans. During the fourth quarter of 2009, we sold $8.4 million of substandard and nonperforming commercial real estate loans resulting in a loss of $1.4 million. Loans held for sale at December 31, 2009 included approximately $9.9 million of nonperforming commercial real estate. We recorded a lower of cost or market adjustment of $251 thousand during 2009 related to these loans. Losses on commercial real estate loans were offset by approximately $500 thousand in gains from the sale of residential mortgage loans originated by the Company.

Net gain on loans decreased $1.8 million for 2008 compared to 2007. This decrease was primarily due to a decline in loan sale activity. During 2008, the Company sold approximately $10.3 million of performing commercial real estate loans that were originally acquired as held for investment compared to $45.5 million for 2007. These sales resulted in net gains of $203 thousand for 2008 compared to $1.4 million for 2007. These loans were sold as part of our ongoing management of the size, concentrations and risk profile of the loan portfolio. Loans held for sale at December 31, 2007, included certain commercial real estate loans and SBA guaranteed loans originated by the Bank. Due to current market conditions in 2008, $112 million of these loans were no longer classified as held for sale and were transferred to held for investment. We recorded a lower of cost or market adjustment of $266 thousand during 2008 related to these loans. There were no lower of cost or market adjustments recorded for 2007.

Other noninterest income decreased $199 thousand for 2009 compared to 2008 due primarily to a decrease in other lending fees of approximately $2.0 million. The decrease in other lending fees was offset by $2.1 million in gains recorded as a result of the cash flow hedge ineffectiveness during 2009. Other noninterest income increased $2.1 million for 2008 compared to 2007. This increase was due primarily to an increase in other lending fees of $2.0 million. In addition, we received $323 thousand from the mandatory redemption of some of our shares of VISA Inc., related to Visa Inc’s initial public offering during 2008.

We anticipate moderate growth in our noninterest income for 2010, primarily as a result of capital market conditions improving through 2010 which would result in higher wealth management fees.

Noninterest Expense. The following table shows the detail of noninterest expense (in thousands):

	2009	2008	2007
Salaries and employee benefits	$86,930	$85,253	$81,039
Occupancy	23,826	21,782	18,366
Technology	9,850	9,794	8,843
Professional fees	4,702	4,707	4,159
Postage, delivery and supplies	2,866	3,672	3,611
Marketing	1,930	2,545	1,809
Core deposits and other intangibles amortization	2,247	2,328	2,137
Acquistion costs	1,134	562	920
FDIC insurance assessments	8,830	2,525	410
Net losses (gains) and carrying costs of other real estate owned and foreclosed property	3,085	40	(92)
Other	17,784	20,002	18,152

Total	$163,184	$153,210	$139,354

Total noninterest expense for 2009 increased $10.0 million compared to 2008 due primarily to increased FDIC insurance assessments. Total noninterest expense increased $13.9 million for 2008 compared to 2007 due primarily to three acquisitions completed since the first quarter of 2007, resulting in additional noninterest expense of $8.1 million for 2008. Details of the changes in various components of noninterest expense are discussed below:

Salaries and employee benefits for 2009 increased $1.7 million compared to 2008. This increase was primarily due to one-time severance charges of $2.1 million recorded during the second quarter of 2009 as part of our ongoing company-wide expense reduction initiative. Additional increases were due to a decrease in cost deferrals related to lending activities and increases in employee benefits, including deferred compensation and additional employer matches due to changes in our 401(k) Plan. This increase was partially offset by the reversal of $1.7 million of stock-based compensation expense related to certain performance based stock awards that are not expected to be fully earned at this time because the Company’s performance fell below the threshold performance metrics specified in the respective stock awards. Salaries and employee benefits for 2008 increased $4.2 million compared to 2007. This increase was primarily due to three acquisitions completed since March of 2007. These acquisitions have resulted in additional salaries and benefits expense of approximately $4.5 million for 2008 compared to 2007. Additionally, in 2008, we incurred $485 thousand of severance and salary costs related to the restructuring of our SBA unit and exiting the small ticket leasing business. These decisions were based on decreased opportunities in these areas due to market conditions.

Occupancy expense increased $2.0 million for 2009 compared to 2008. This increase was due primarily to the consolidation of our central and corporate offices into one central location in Houston. We expect to complete this move during 2010 as the timing of the move is aligned with the renewals and expirations of our existing leases. In addition, during 2009 we opened two new banking centers in Houston. Occupancy expense increased $3.4 million for 2008 compared to 2007. Since the third quarter of 2006, we have added 19 banking centers in conjunction with the BOTH, Partners Bank and First Horizon branch acquisitions.

Technology expense increased $56 thousand for 2009 compared to 2008 and $951 thousand for 2008 compared to 2007. The increase for 2008 was due, in part, to three acquisitions completed since March 2007 which resulted in additional expense of approximately $238 thousand for 2008. Additionally, in 2008 depreciation expense increased due to hardware and customer products added including an upgrade in the Bank’s deposit system.

During 2009, we recorded $1.1 million of acquisition-related expenses in connection with the First Bank branch acquisition that was expected to close during the fourth quarter of 2009. During the fourth quarter of 2009, we announced the termination of the purchase and assumption agreement entered into by Sterling Bank with First Bank on August 7, 2009, without penalty to either party. This was a mutual decision after it was determined that the transaction could not be completed by December 31, 2009, as contemplated by the agreement. Beginning in 2009, acquisition-related costs are expensed as incurred and include all acquirer expenses including investment banking, legal, accounting, valuation, and other professional or consulting services fees. Under the accounting guidance in effect prior to 2009, these costs were allocated to the assets acquired and liabilities assumed. We recorded $562 thousand and $920 thousand in acquisition-related expenses for 2008 and 2007, respectively. Acquisition expenses for 2008 and 2007 include retention bonuses and data processing costs related to the conversion of computer systems.

We have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program which allows funds in noninterest-bearing transaction deposit accounts to be fully FDIC-insured. FDIC insurance premiums increased $6.3 million for 2009 compared to 2008 and $2.1 million for 2008 compared to 2007. These increases were due to increased FDIC assessment rates and higher average deposits. In addition, we recorded a special FDIC assessment of $2.3 million during the second quarter of 2009 as the FDIC levied a special assessment to all insured depository institutions totaling five basis points of each institution’s total assets less Tier 1 capital. The special assessment was part of the FDIC’s efforts to rebuild the DIF. In September 2009, the FDIC passed a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly assessments in December 2009 for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. This prepayment was approximately $23.9 million and will be expensed based on the regular quarterly assessments.

Net losses and carrying costs on other real estate and foreclosed property was $3.1 million for 2009 and $40 thousand for 2008. Losses on other real estate owned and foreclosed property during 2009 were due primarily to increased real estate foreclosures due to weaker economic conditions that have resulted in declines in property values.

Other noninterest expense was $17.8 million for 2009, down $2.2 million from 2008. This decrease can be attributed to our ongoing company-wide expense reduction plan as we have identified additional ways to reduce expenses in areas within the bank, which include consolidating certain banking centers, cutting vendor costs, and eliminating unnecessary service agreements. These actions are all part of building and maintaining a long-term sustainable cost discipline throughout the entire organization. Other noninterest expense was $20.0 million for 2008, up $1.9 million compared to 2007. This increase was due, in part, to three acquisitions completed since March of 2007. In addition, we incurred approximately $800 thousand in Hurricane Ike related expenses during 2008.

If current economic conditions continue or even worsen during 2010, we expect that noninterest expense will increase as a result of net losses and carrying costs on other real estate owned and foreclosed property. We believe any such losses will be offset by the continuation of our company-wide expense reduction plan. We also expect to see benefits in 2010 from some of the noninterest expenses we incurred in 2009 as part of this reduction plan, including lower salary expenses.

Income Taxes. We recorded a tax benefit of $10.2 million from federal and state income taxes during 2009. We provided $17.4 million and $25.7 million for federal and state income taxes for 2008 and 2007. The effective tax rate for 2009 was 44% reflecting a tax benefit resulting from a net loss and the proportion of nontaxable income relative to total income. The effective tax rates for 2008 and 2007 were approximately 31% and 33%, respectively. The amount of federal income tax and the corresponding effective tax rate is influenced by the amount of taxable income as well as nontaxable income and expense. During 2008 and 2007, we revised our estimate to remove contingent liabilities totaling $619 thousand and $98 thousand, respectively, related to the expiration of previous tax contingencies. These reductions resulted in lower effective tax rates during these periods.

Financial Condition

At December 31, 2009, total assets were $4.9 billion, a decrease of $143 million, or 2.8%, from December 31, 2008. The decrease in total assets was primarily attributable to the $549 million decrease in total loans from December 31, 2008 to December 31, 2009.

Average total assets in 2009 increased $152 million, or 3.1%, from 2008 primarily due to the $201 million increase in average securities from December 31, 2008 to December 31, 2009.

At December 31, 2009, total liabilities were $4.4 billion, a decrease of $40.3 million from December 31, 2008. The decrease in total liabilities was attributable to the $311 million decrease in other borrowed funds which was partially offset by a $276 million increase in total deposits from December 31, 2008 to December 31, 2009.

Average total liabilities for 2009 increased $45.9 million, or 4.1% from 2008. The increase in average total liabilities was attributable to the $384 million increase in average deposits.

Loans Held for Investment. The following table summarizes our loan portfolio by type, excluding loans held for sale, as of December 31 (dollars in thousands):

	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and industrial	$795,789	24.6%	$1,093,942	28.8%	$912,604	27.3%	$824,494	26.8%	$738,061	27.4%
Real estate:
Commercial	1,667,038	51.6%	1,763,712	46.5%	1,387,014	41.5%	1,336,465	43.4%	1,221,610	45.4%
Construction	360,444	11.1%	545,303	14.4%	714,600	21.4%	597,985	19.4%	438,454	16.3%
Residential	344,807	10.7%	309,622	8.2%	226,033	6.8%	209,163	6.8%	190,701	7.1%
Consumer/other	52,124	1.6%	63,883	1.7%	75,626	2.3%	79,642	2.6%	72,937	2.7%
Foreign loans	13,071	0.4%	15,828	0.4%	23,960	0.7%	30,096	1.0%	29,245	1.1%

Total	$3,233,273	100.0%	$3,792,290	100.0%	$3,339,837	100.0%	$3,077,845	100.0%	$2,691,008	100.0%

At December 31, 2009, loans held for investment were $3.2 billion, a decrease of $559 million or 14.7% over loans held for investment at December 31, 2008. The decline in loans during 2009 was due, in part, to principal reductions in energy, construction and development and nonowner-occupied commercial real estate loans. These loans decreased 41%, 34% and 5%, respectively, for 2009 compared to the prior year. These decreases were due to our decision to reduce our exposure to these types of loans, and slowing demand resulting from customer decisions to defer new projects, reduce inventory positions, and pay down lines of credit. At December 31, 2008, loans held for investment were $3.8 billion, an increase of $452 million or 13.5% over loans held for investment at December 31, 2007. Loans held for investment acquired as a result of the First Horizon branch acquisition on February 8, 2008 totaled $54.6 million. In addition, due to current market conditions, $112 million of loans classified as held for sale at December 31, 2007, were transferred into the held for investment classification in 2008. The remaining increase during 2008 in loans was due to internal loan growth.

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

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual revenues of $100 million or less. Typically, our customers have financing requirements between $50 thousand and $5 million. The Bank’s legal lending limit was $106 million at December 31, 2009 and was not exceeded by any single loan relationship. At December 31, 2009, commercial real estate loans and commercial and industrial loans were 51.6% and 24.6%, respectively, of loans held for investment. At December 31, 2008, commercial real estate loans and commercial and industrial loans were 46.5% and 28.8%, respectively, of loans held for investment.

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

Commercial mortgage loans are often secured by first liens on real estate, typically have floating interest rates, and are most often amortized over a 15-year period with balloon payments due at the end of three to five years. In underwriting commercial mortgage loans, we give consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower.

We also make loans to finance the construction of residential and nonresidential properties, such as retail shopping centers and commercial office buildings. Generally, construction loans are secured by first liens on real estate and have floating interest rates. We conduct periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in our construction lending activities. Construction and development loans were $360 million at December 31, 2009, a decrease of $185 million since December 31, 2008. This decrease was due to lower customer demand and our efforts to reduce our exposure to those types of loans in the current environment.

The following table summarizes our commercial, construction and multifamily residential real estate loan portfolios, excluding foreign loans, by the type of property securing the credit (dollars in thousands). Multifamily residential real estate is included in the residential mortgage real estate loan category.

Property type:
Office and office warehouse	$427,215	20.7%
Retail	358,842	17.3%
Acquisition and land development	227,510	11.0%
Hospitality	303,097	14.7%
1-4 family	78,518	3.8%
Industrial warehouse	84,194	4.1%
Multfamily residential	54,964	2.7%
Other	534,130	25.7%

Total	$2,068,470	100.0%

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other business relationships with us.

The following table presents loan maturities of the total loan portfolio excluding residential mortgage and consumer loans at December 31, 2009 (in thousands). The table also presents the portion of loans that have fixed interest rates or variable interest rates that reprice at various intervals over the life of the loan.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$539,736	$212,706	$43,347	$795,789
Real estate—commercial	225,121	804,373	637,544	1,667,038
Real estate—construction	165,090	120,225	75,129	360,444
Foreign loans	8,825	1,486	2,522	12,833

Total loans	$938,772	$1,138,790	$758,542	$2,836,104

Loans with a fixed interest rate	$187,065	$779,227	$212,914	$1,179,206
Loans with a floating interest rate	751,707	359,563	545,628	1,656,898

Total loans	$938,772	$1,138,790	$758,542	$2,836,104

As of December 31, 2009, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions. Our largest concentrations are in our hospitality and energy portfolios.

At December 31, 2009, our hospitality portfolio totaled $303 million which represents approximately 9.3% of total loans held for investment up from $284 million or 7.4% of total loans held for investment at December 31, 2008. The hospitality industry is a several billion dollar industry that primarily depends on the availability of leisure time and disposable income as well as business activity. The majority of the portfolio consists of mid-priced hotels and motels, most of which are nationally flagged properties in major Metropolitan Statistical Areas. There are no resort-type or luxury properties included within this portfolio. In underwriting these property types, appraisals provide valuation for lending purposes of land and buildings only. Although no new loans were added to the portfolio during 2009, there were some properties that were in the construction phase during the year, resulting in an increase in the outstanding loans at December 31, 2009.

At December 31, 2009, our energy lending portfolio totaled $262 million at December 31, 2009, which represents 8.1% of total loans held for investment down from $442 million or 11.7% of total loans held for investment at December 31, 2008. This reduction in energy loans as a percentage of our total loans was a result of our concerted effort to reduce our energy loan portfolio to within our internal industry concentration guidelines during 2009. The petroleum industry is usually divided into three major components: upstream, midstream and downstream. The upstream oil sector is a term commonly used to refer to the searching for and the recovery and production of crude oil and natural gas. The upstream oil sector is also known as the exploration and production sector. The composition of the collateral of our upstream energy portfolio, at December 31, 2009, consists of 52% gas reserves and 48% oil reserves. These reserve-based loans represent approximately 70% of our energy portfolio. Our remaining energy portfolio consists of well-secured loans to companies that would be classified as midstream energy companies. A midstream energy company is a company that processes and transports crude oil and natural gas. The energy lending group participates in shared national credits which are defined by banking regulators as credits of more than $20.0 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits.

Our Capital Markets and SBA group originated, co-originated or purchased first-lien, commercial real estate mortgage loans referred by other financial institutions nationwide. This loan portfolio consists of $359 million in commercial real estate with collateral outside of Texas, with $111 million in California. The average-sized loan within this portfolio is $1.0 million with the largest loan being approximately $4.0 million. Over half of these loans are secured by owner-occupied facilities. These loans generally have low loan-to-value ratios (below 60%) and approximately 50% of these loans have a U.S. Small Business Administration second lien behind our first lien. The loans without SBA second liens were underwritten with similar collateral and equity requirements. We utilize real estate appraisers familiar with the geographic region in which the property is located in evaluating all loans. These appraisals are reviewed by a third-party appraisal review vendor for accuracy and compliance with our underwriting standards and banking regulations. We have not originated these types of loans since early 2008 as market conditions for these types of loans began to change. We saw deterioration in this portfolio in 2009 as $33.1 million of loans at December 31, 2009, of which $9.9 million were classified as held for sale, were nonperforming up from $16.0 million at December 31, 2008. As a result of this deterioration, we charged-off approximately $18.0 million against the allowance for credit losses associated with this loan portfolio during 2009. This portfolio also includes $34.1 million in loans that were classified as restructured-accruing at December 31, 2009 and an additional $16.0 million were 30 to 89 days past due as of December 31, 2009.

The following table summarizes our out-of-state capital markets and SBA commercial real estate loan portfolio by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total capital markets and SBA commercial real estate loans as of December 31, 2009 (dollars in thousands):

Property type:
Office and office warehouse	$87,946	24.5%
Retail	68,865	19.2%
Hospitality	86,709	24.1%
Industrial warehouse	25,323	7.0%
Multfamily residential	4,888	1.4%
Other	85,502	23.8%

Total	$359,233	100.0%

At December 31, 2009, loans held for investment were 79.0% of deposits and 65.5% of total assets. Loans held for investment were 99.3% of deposits and 74.7% of total assets at December 31, 2008.

We expect loan growth to continue to be a challenge in 2010. Accordingly, we are anticipating total loans to decline by approximately 3% to 5% in 2010. We expect to see a decrease in nonowner-occupied commercial real estate and construction and development loans due to lower customer demand and our efforts to adjust our loan mix. We intend to grow mortgage, consumer, commercial and industrial and owner-occupied commercial real estate loans in 2010. Additionally, we expect total energy loans to stabilize in 2010 and do not expect the significant decrease that we experienced during 2009 within that portfolio.

Loans Held for Sale. Loans held for sale totaled $11.8 million at December 31, 2009, as compared with $1.5 million at December 31, 2008. Loans held for sale at December 31, 2009, consist of $10.8 million commercial real estate and $1.0 million of residential mortgage loans. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and we have the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value.

During the third quarter of 2009, management transferred $20.9 million in net book value commercial real estate loans from our national SBA/commercial real estate portfolio to held for sale. Management charged-off a portion of these loans against the related allowance for credit losses upon reclassification. We sold $8.4 million of the loans in the fourth quarter of 2009 resulting in a net loss of $1.4 million. Of the remaining $10.8 million commercial real estate loans classified as held for sale as of December 31, 2009, $9.9 million were considered nonperforming loans. In addition, during the third quarter of 2009, we also transferred a $16 million energy relationship to held for sale as management had entered into a definitive agreement to sell these loans. For additional information refer to the noninterest income previous discussion regarding the details of this sale during the fourth quarter of 2009.

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

Securities. The carrying amount of securities we held at December 31 is shown below (dollars in thousands):

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$56,487	6.7%	$1,774	0.3%	$11,601	2.4%
Obligations of states of the U.S. and political subdivisions	1,270	0.2%	1,358	0.2%	1,714	0.4%
Mortgage-backed securities and collateralized mortgage obligations	774,012	91.4%	616,028	97.3%	448,779	94.1%
Other securities	14,447	1.7%	14,197	2.2%	14,596	3.1%

Total	$846,216	100.0%	$633,357	100.0%	$476,690	100.0%

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$101,091	45.4%	$95,910	55.7%	$96,593	53.6%
Mortgage-backed securities and collateralized mortgage obligations	121,754	54.6%	76,129	44.3%	83,493	46.4%

Total	$222,845	100.0%	$172,039	100.0%	$180,086	100.0%

At December 31, 2009, securities totaled $1.1 billion, an increase of $264 million, or 32.7%, from $805 million at December 31, 2008. We increased securities as a percentage of interest-earning assets to further diversify our interest-earning asset portfolio and further utilize excess liquidity. We made this decision in part to support our interest income stream in light of the economic conditions having a negative impact on our interest earnings from our loan portfolio. These securities represented 21.7% and 15.9% of total assets as of December 31, 2009 and 2008, respectively.

Net unrealized gains on the available-for-sale securities were $12.3 million at December 31, 2009 as compared to $6.2 million at December 31, 2008.

The carrying amount of securities at December 31, 2009, by contractual maturity is shown below (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due After Five Years through Ten Years		Due After Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$32,457	2.64%	$24,030	3.02%	$—	—	$—	—	$56,487

Obligations of states of the U.S. and political subdivisions	361	4.99%	909	4.04%	—	—	—	—	1,270
Mortgage-backed securities and collateralized mortgage obligations	31,599	4.91%	525,043	3.94%	183,541	3.81%	33,829	3.20%	774,012
Other securities	14,447	4.34%	—	—	—	—	—	—	14,447

Total	$78,864	3.87%	$549,982	3.90%	$183,541	3.81%	$33,829	3.20%	$846,216

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$11,946	3.30%	$48,342	3.61%	$32,714	3.72%	$8,089	3.88%	$101,091
Mortgage-backed securities and collateralized mortgage obligations	1,061	3.19%	31,065	3.92%	4,661	3.29%	84,967	3.91%	121,754

Total	$13,007	3.30%	$79,407	3.73%	$37,375	3.67%	$93,056	3.91%	$222,845

The tax equivalent book yield on our securities portfolio for 2009 was 4.0%. The weighted-average life of the portfolio was approximately 4.1 years, and the modified duration was approximately 3.6 years at December 31, 2009. The tax equivalent book yield on our securities portfolio for 2008 and 2007 was 4.9% and 4.6%, respectively. The weighted-average life of the portfolio was approximately 3.6 years, and the modified duration was approximately 3.0 years at December 31, 2008.

We did not own the securities of any one issuer (other than the U.S. government and its agencies) of which the aggregate adjusted cost exceeded 10% of consolidated shareholders’ equity at December 31, 2009.

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

During the second quarter of 2009, we recorded a $2.7 million OTTI on one held-to-maturity CMO security which included $14.0 thousand of credit-related OTTI and $2.7 million recorded directly to other comprehensive income for the noncredit-related impairment amount. During the second half of 2009 this security was further downgraded to a CC rating. The continued credit deterioration of this security combined with an increase in the number and amount of other below investment grade securities within our securities portfolio contributed to our decision to sell this security during the fourth quarter of 2009.

During the fourth quarter of 2009, the Bank sold five private-label CMO’s that were classified as held-to-maturity resulting in a total realized loss of $7.1 million. The decision to sell these securities in 2009 was due to the significant credit downgrading of the securities which caused these securities to be classified as “substandard” assets by management. The credit rating on these securities declined from primarily AAA ratings in 2008 to credit ratings ranging from B3 to CC in 2009. Throughout 2009, we monitored these securities noting a significant decline in the credit ratings in under a year. In addition, the underlying performance of these securities had continued to deteriorate as delinquencies continued to increase. Given these credit downgrades, the current economic uncertainty along with the increasing levels of delinquencies being reported for all residential mortgage loans, we believed there was additional risk associated with holding these securities until maturity. These securities had a carrying value of $24.1 million at the time of sale.

During the fourth quarter of 2009, we also sold $96.0 million of our available-for-sale securities portfolio for a gain of $5.3 million. These securities were sold as part of our ongoing portfolio management.

We intend to incrementally and opportunistically add to the securities portfolio in order to further utilize excess liquidity in 2010.

Deposits. Our lending and investing activities are funded primarily by deposits, approximately 79% of which were core deposits at December 31, 2009. Core deposits exclude brokered deposits and time deposits over $100,000. These “jumbo” deposits are characteristically more sensitive to changes in interest rates and, thus we do not consider these a part of our core funding.

Total deposits as of December 31, 2009 increased $276 million to $4.1 billion, up 7.2% compared to $3.8 billion at December 31, 2008. The increase in deposits was primarily concentrated in our interest-bearing demand deposits which increased $481 million or 31.5% for 2009 compared to 2008. The growth in interest-bearing demand deposits was due in part to the addition of our corresponding banking group which was added in 2007, as well as growth in our high-yield money market accounts. The growth in interest-bearing demand deposits was offset by a decrease in certificates of deposits which decreased $225 million or 19.2% for 2009 compared to 2008. Approximately 72.1% of deposits at December 31, 2009 were interest-bearing. The percentage of interest-bearing demand and noninterest-bearing demand deposits to total deposits as of December 31, 2009 was 49.0% and 27.9%, respectively, and our loan to deposit ratio at December 31, 2009 was 79.2%.

The average balances and weighted average rates paid on deposits for each of the past three years ended December 31 are presented below (dollars in thousands):

	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$1,132,469		$1,086,727		$1,080,099
Interest-bearing demand and savings deposits	1,757,306	0.91%	1,416,594	1.22%	1,304,168	2.24%
Time deposits	916,972	2.33%	978,579	3.46%	1,065,147	4.72%
Brokered certificates of deposit	188,083	1.43%	129,156	2.79%	126,246	4.31%

Total deposits	$3,994,830	1.40%	$3,611,056	2.17%	$3,575,660	3.40%

Average total deposits increased $384 million in 2009 compared to 2008. The increase during 2009 was due to internal deposit growth. The changes in deposit mix and interest rates decreased the average cost of funds for deposits by 77 basis points in 2009.

Average total deposits increased $35.4 million in 2008 compared to 2007. The increase during 2008 was primarily attributable to the deposits acquired in the First Horizon branch acquisition on February 8, 2008. The changes in deposit mix and interest rates decreased the average cost of funds for deposits by 123 basis points in 2008.

Average brokered certificates of deposit totaled $188 million in 2009, $129 million in 2008 and $126 million in 2007. We utilize brokered deposits together with other borrowed funds as a source of funding for our lending and investment activities.

The maturities of time deposits of $100 thousand or more at December 31, 2009 are shown below (in thousands):

Three months or less	$327,371
Over three through six months	85,486
Over six through twelve months	170,870
Thereafter	51,977

$635,704

In 2010, we will continue to focus on adjusting our deposit mix and interest rates to decrease our cost of funds. We anticipate continuing to grow our noninterest-bearing and interest-bearing demand deposit base while maintaining our time deposits and brokered certificates of deposits, assuming that economic conditions in 2010 permit us to do so while continuing to maintain a strong deposit franchise. While we anticipate being able to grow deposits in 2010, our successes will greatly depend upon our competition, the behavior of the economy and the overall interest rate environment. We will continue to strive to strengthen and build our customer relationships, including encouraging all of our customers to use Sterling Bank as their primary depository institution.

Other Borrowed Funds. Deposits are the primary source of funds for our lending, investment and general business activities. Details of other borrowed funds are as follows (dollars in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Federal Home Loan Bank advances
Balance outstanding at period-end	$40,500	$212,500	$187,500
Weighted average interest rate at period-end	2.95%	0.79%	2.91%
Maximum outstanding at any month-end	$222,500	$638,000	$190,000
Daily average balance	68,396	435,804	104,338
Weighted average interest rate for the period	2.15%	2.21%	5.05%
Repurchase agreements
Balance outstanding at period-end	$55,695	$59,936	$422
Weighted average interest rate at period-end	0.00%	1.04%	2.50%
Maximum outstanding at any month-end	$61,967	$67,288	$5,055
Daily average balance	59,583	51,129	1,383
Weighted average interest rate for the period	0.27%	1.79%	1.99%
Federal funds purchased
Balance outstanding at period-end	$1,050	$36,150	$9,225
Weighted average interest rate at period-end	0.25%	0.50%	4.40%
Maximum outstanding at any month-end	$46,325	$80,200	$36,225
Daily average balance	28,390	47,828	28,627
Weighted average interest rate for the period	0.39%	2.11%	5.35%
Treasury Auction Facility
Balance outstanding at period-end	$—	$100,000	$—
Weighted average interest rate at period-end	0.00%	0.42%	—
Maximum outstanding at any month-end	$150,000	$100,000	$—
Daily average balance	51,397	7,650	—
Weighted average interest rate for the period	0.30%	0.42%	—

As of December 31, 2009, we had $97.2 million in other borrowings compared to $409 million at December 31, 2008, a decrease of $311 million. This decline in borrowings was the result of an increase in total deposits. Our primary source of other borrowings is the Federal Home Loan Bank (“FHLB”). These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. FHLB advances are available to Sterling Bank under a security and pledge agreement. At December 31, 2009, we had total funds of $1.2 billion available under this agreement of which $40.5 million was outstanding with an average interest rate of 2.95%. At December 31, 2009, we had $40.0 million of FHLB advances that mature in eight years and $500 thousand of FHLB advances with a remaining maturity of less than one year. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. At December 31, 2009 and 2008, we had securities sold under agreements to repurchase with banking customers of $5.7 million and $9.9 million, respectively. Structured repurchase agreements totaled $50.0 million at December 31, 2009 and 2008, and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a rate equal to LIBOR less 100 basis points and reset quarterly until the first quarter of 2010 at which time the rate will become fixed at 3.88% and 3.50%, respectively. The rate on these repurchase agreements was zero at December 31, 2009. The rate on these repurchase agreements was 1.22% and 0.87%, respectively, at December 31, 2008.

Treasury Auction Facilities (“TAF”) are term funds auctioned to depository institutions by the Federal Reserve Board. Each TAF auction is for a fixed amount, with the rate determined by the auction process (subject to a minimum bid rate). All advances must be fully collateralized. At December 31, 2009, there were no TAF borrowings outstanding. At December 31, 2008, we had $100 million of TAF borrowings outstanding at a rate 0.42%.

We have federal funds purchased at correspondent banks that typically mature within one to 90 days. As of December 31, 2009 and 2008, federal funds outstanding with correspondent banks were $1.1 million and $36.2 million, respectively, and payable upon demand.

Junior Subordinated Debt/Company Obligated Mandatorily Redeemable Trust Preferred Securities. As of December 31, 2009, we had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

Ongoing portfolio reviews are conducted by our internal loan review department under an established loan review program. We target a loan review penetration of at least 60-70% annually of the total commercial and real estate loan portfolios.

Through the loan review process, we maintain an internally classified loan list, which, along with the delinquency list of loans, helps us assess the overall quality of the loan portfolios and the adequacy of the allowance for credit losses. Loans on this list are classified as substandard, doubtful or loss based on probability of repayment, collateral valuation and related collectability.

Loans classified as “substandard” have clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize the loan’s recoverability. Loans classified as “doubtful” have characteristics similar to substandard loans but with an increased risk that a loss may occur or that at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or are on nonaccrual status. Loans classified as “loss” are those loans that are in the process of being charged off.

Our classified loan list is also used to identify loans that are considered nonperforming. Nonperforming loans are loans which have been categorized by management as nonaccrual because collection of interest is doubtful. Our nonperforming and past due loans are substantially collateralized by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for loan losses. On an ongoing basis, we receive updated appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made within a short time following receipt of the appraisal to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses.

Potential problem loans are substandard loans that are not considered nonperforming but where information known by management indicates that the borrower may be unable to comply with the present terms.

In cases where a borrower experiences financial difficulty but is current on their payments and we make certain concessionary modifications to contractual terms, the loan is classified as a restructured-accruing loan. Most restructured-accruing loans are the result of providing certain borrowers a temporary reduction in their payments for a three to six month period. These reductions are generally in the form of a partial or interest only payment. We typically do not extend payment maturities, reduce interest rates or forgive principal or interest.

If management determines that it is in the best interest of the Company and the borrower, it will restructure a loan that has already been classified as nonaccrual. Nonaccrual loans that are restructured remain on nonaccrual for a period of at least six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

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

Nonperforming assets consisted of the following (in thousands):

	2009	2008	2007	2006	2005
Nonperforming loans:
Loans held for sale:
Real estate:
Commercial	$9,896	$—	$—	$—	$—

Total loans held for sale	9,896	—	—	—	—

Loans held for investment:
Commercial and industrial	5,832	35,855	7,903	5,156	6,323
Real estate:
Commercial	62,363	36,953	8,221	4,252	10,517
Construction	12,398	8,706	1,887	424	1,319
Residential	11,778	5,607	1,825	1,163	3,129
Consumer/other	297	370	378	392	553

Loans held for investment	92,668	87,491	20,214	11,387	21,841

Total nonperforming loans	102,564	87,491	20,214	11,387	21,841

Foreclosed assets:
Real estate acquired by foreclosure	16,763	5,625	3,683	1,465	460
Other repossessed assets	38	154	152	404	137

Total foreclosed assets	16,801	5,779	3,835	1,869	597

Total nonperforming assets	$119,365	$93,270	$24,049	$13,256	$22,438

Restructured-accruing	$69,857	$—	$—	$—	$—

Accruing loans past due 90 days or more	$41	$8,448	$1,304	$2,731	$162

Nonperforming loans to period-end loans	3.16%	2.31%	0.59%	0.36%	0.81%
Nonperforming assets to period-end assets	2.42%	1.84%	0.53%	0.32%	0.60%

Nonperforming assets were $119 million at December 31, 2009, compared to $93.3 million at December 31, 2008. Nonperforming loans at December 31, 2008, included loans related to SemGroup, an energy customer that was in the process of going through Chapter 11 bankruptcy. Total exposure to SemGroup at December 31, 2008, totaled $29.2 million, and represented approximately 35% of our total nonperforming loans. The loans associated with this relationship were sold during the fourth quarter of 2009. A discussion of this relationship is included in the section captioned “Allowance for Credit Losses” below. Excluding the SemGroup relationship, nonaccrual loans increased $44.3 million at December 31, 2009 compared to 2008. The largest of these loans is an $8.0 million multi-use land development loan that is not performing as agreed. The increase in nonperforming assets during 2009 was due to weakness in most types of commercial real estate due to the slowdown in the economy.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. Real estate acquired by foreclosure was $16.8 million at December 31, 2009, an increase of $11.1 million compared to December 31, 2008. Approximately, $13.0 million of real estate acquired by foreclosure was related to commercial income producing property. We expect to transition more nonperforming loans into foreclosed assets over the next few quarters as we should have continued success in gaining control of collateral through foreclosure and then selling the real estate.

Potential problem loans were $188 million at December 31, 2009 compared to $83.3 million at December 31, 2008. The increase in potential problem loans during 2009 is due to the efforts of our credit administration, loan review, and special assets groups – as well as all of our lending personnel, to identify and remove problem credits from our portfolio. The largest increase in potential problem loans is related to three borrowers with loans totaling $51.0 million. The outstanding balance of these loans was reduced by $13.5 million, subsequent to December 31, 2009, due to payments received. These loans are commercial in nature and span a variety of industries. These borrowers are all paying as agreed, however, weaknesses in these companies’ operating performance has caused heightened attention to these credits. Additionally, potential problem loans at December 31, 2009, included $51.9 million of loans that we have classified as restructured-accruing.

Restructured-accruing loans were $69.9 million at December 31, 2009. Restructured-accruing loans at December 31, 2009, included $33.1 million of loans that were originated as part of our Capital Markets and SBA group. During 2009, we have granted certain borrowers minor concessions in the form of temporary payment reductions. We believe these payment reductions are a practical and customary business practice and can help a quality borrower get through a challenging time or difficult temporary situation. These concessions better protect the bank’s interests by improving the borrower’s ability to repay its loan in full. Due to the prolonged economic downturn, we have determined that it is appropriate to report all modifications that result in even the slightest accommodation as a restructured loan.

Accruing loans 90 days past due or more were $41 thousand and $8.4 million at December 31, 2009 and 2008, respectively. The balance at December 31, 2008 consists primarily of two loans that were well-secured and in the process of collection.

Allowance for Credit Losses. The allowance for credit losses is a valuation allowance consisting of the allowance for loan losses and the allowance for unfunded lending commitments. It is established through charges to earnings in the form of a provision for credit losses and is reduced by net charge-offs.

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

The allowance for credit losses and the related provision for credit losses are determined based on the historical credit loss experience, changes in the loan portfolio, including size, mix and risk of the individual loans, and current economic conditions. Our allowance for credit losses consists of two components including a specific reserve on individual loans that are considered impaired and a component based upon probable but unidentified losses inherent in the loan portfolio.

For purposes of computing specific loss components of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical credit loss experience for the respective loan type and internal risk ratings of the loans or loan pools. We typically review all loans $250 thousand and greater for individual impairment. If an individually evaluated loan is considered impaired, a specific valuation allowance is allocated through an increase to the allowance for credit losses, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of the collateral. Impaired loans or portions thereof, are charged-off when deemed uncollectible. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. The identification of loans that may be impaired is based on our loan review process whereby we maintain an internally classified loan list. Loans on this listing are classified as substandard, doubtful or loss based on probability of repayment, collateral valuation and related collectability. Once a loan is classified, the loan is analyzed to determine if it is impaired and, if impaired, the need to specifically allocate a portion of the allowance for possible loan losses to the loan. Additionally, loans restructured in a troubled debt restructuring are considered impaired. Loans are classified as troubled debt restructurings if we grant a concession for economic or legal reasons related to the borrower’s deteriorated financial position that we would not otherwise have granted. If after review, a specific valuation allowance is not assigned to the loan, and the loan is not considered to be impaired, the loan is included with a pool of similar loans that is assigned a historical valuation allowance calculated based on historical loss experience.

The portion of the allowance for credit losses related to probable but unidentified losses inherent in the loan portfolio is based on a calculated historical loss ratio and certain qualitative risk factors. We calculate the historical loss ratio for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average loans in the pool. These loan pools are divided by risk rating and loan type including commercial and industrial loans, commercial real estate loans, consumer loans and 1-4 family residential mortgages. The historical loss ratios are updated quarterly based on actual charge-off experience. This historical loss ratio is then applied to the outstanding period-end loan pools. For years prior to 2009, management used a twelve quarter loss period with a heavier weighting applied to the most recent four quarters. Due to the economic uncertainty during 2009 and increased charge-offs, management now considers the latest five quarters to be the most relevant historical loss period for inclusion in the general allowance. Management expects to continue to use the latest five quarters as the most relevant historical loss period in 2010 and possibly beyond 2010, until such time as management believes that economic conditions indicate that a different loss period is more relevant.

In addition to the calculated historical loss ratio, general valuation allowances are based on general economic conditions and other qualitative risk factors. The qualitative factors include, among other things: (i) changes in lending policies and procedures; (ii) changes in national and local economic and business conditions and developments; (iii) changes in the nature and volume of the loan/lease portfolio; (iv) changes in the experience, ability and depth of lending management and staff; (v) changes in the trend or the volume and severity of past due and classified loans/leases; (vi) trends in the volume of nonaccrual loans, troubled debt restructurings, delinquencies and other loan/lease modifications; (vii) changes in the quality of the Bank’s loan review system and the degree of oversight by the Bank’s board of directors; (viii) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (ix) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current loan/lease portfolio. During 2009, management increased these qualitative factors due to the significant and prolonged economic uncertainty.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Allowance for loan losses at January 1	$49,177	$34,446	$32,027	$31,230	$29,406

Charge-offs:
Commercial and industrial	22,068	9,408	3,267	4,372	12,410
Real estate, mortgage and construction	40,253	5,241	1,066	3,879	1,768
Consumer/other	1,589	1,959	1,629	1,199	1,535

Total charge-offs	63,910	16,608	5,962	9,450	15,713
Recoveries:
Commercial and industrial	1,713	1,392	1,829	3,205	1,773
Real estate, mortgage and construction	789	117	47	79	711
Consumer/other	530	640	1,189	507	268

Total recoveries	3,032	2,149	3,065	3,791	2,752

Net charge-offs	60,878	14,459	2,897	5,659	12,961

Allowance for credit losses associated with acquired institutions	—	—	1,496	2,152	761
Provision for loan losses	86,433	29,190	3,820	4,304	14,024

Allowance for loan losses at December 31	$74,732	$49,177	$34,446	$32,027	$31,230

Allowance for unfunded loan commitments at January 1	1,654	927	927	1,173	826
Provision for losses on unfunded loan commitments	1,198	727	—	(246)	347

Allowance for unfunded loan commitments at December 31	2,852	1,654	927	927	1,173

Total allowance for credit losses at December 31	$77,584	$50,831	$35,373	$32,954	$32,403

Ratios:
Allowance for loan losses to period end loans	2.30%	1.30%	1.01%	1.02%	1.16%
Net charge-offs to average loans	1.72%	0.40%	0.09%	0.20%	0.51%
Allowance for loan losses to period-end nonperforming loans	72.86%	56.21%	170.41%	281.27%	142.99%

The allowance for loan losses at December 31, 2009 was $74.7 million and represented 2.30% of total loans compared to $49.2 million or 1.30% of total loans at December 31, 2008. The allowance for loan losses at December 31, 2009 was 72.86% of nonperforming loans, up from 56.21% at December 31, 2008. The allowance for unfunded lending commitments was $2.9 million at December 31, 2009 and $1.7 million at December 31, 2008. The increase in the allowance for loan losses during 2009 was due in part to higher levels of charge-offs and increases in both nonperforming and classified loans.

Net charge-offs were $60.9 million or 1.72% of average loans for 2009 compared to $14.5 million or 0.40% of average loans during 2008. Beginning in the third quarter of 2009, we took steps to significantly reduce our total nonperforming loans and increase our allowance for loan losses. The actions included the charge-off of certain collateral-based nonperforming loans, the transfer of certain nonperforming loans to held for sale, and the charge-off and subsequent sale of the SemGroup relationship. There were no loans outstanding to SemGroup as of December 31, 2009. During the third quarter of 2009, we recorded write-downs of certain collateral-based impaired loans to their underlying collateral value resulting in net charge-offs of $15.9 million. Additionally, during the third quarter of 2009 we transferred $20.9 million in remaining net book value commercial real estate loans from the national SBA/commercial real estate portfolio to held for sale. As a result of this transfer, we recorded an additional provision for loan losses and related charge-offs of approximately $12.0 million during the third quarter of 2009 to reflect these loans at their market value. Also, during 2009, we recorded total charge-offs of $11.6 million related to the SemGroup relationship.

SemGroup was an energy customer that was in the process of going through Chapter 11 bankruptcy. This borrower was part of a shared national credit totaling approximately $2.4 billion. Total exposure to SemGroup as of December 31, 2008, was $29.2 million. While completing our analysis of the allowance for credit losses for the quarter ended June 30, 2008, we were notified that this borrower was in the process of filing for Chapter 11 bankruptcy protection. Due to the announced bankruptcy and the significance of this relationship to us, we immediately placed the loan on nonaccrual as of June 30, 2008. We recorded a total provision for credit losses of $4.3 million for this relationship during 2008. During the first quarter of 2009, the borrower announced its intentions to liquidate its various business units through direct sales and auctions and submitted an analysis of the expected sales proceeds of the various business units. After analyzing the information as submitted through the bankruptcy proceedings and the new direction of the bankruptcy, management determined an additional $5.3 million provision was prudent bringing the total amount reserved on this relationship to $9.6 million, approximately 36% of the amount of debt outstanding at March 31, 2009.

During the second quarter of 2009, the borrower filed its plan of reorganization with the Bankruptcy court which included firm estimates of each creditor’s losses as well as the remaining assets of the company. As such, we recorded a charge-off of $9.6 million, the entire allowance for credit losses related to this loan. During the fourth quarter of 2009, we entered into an agreement to sell this loan. As such, we reclassified this relationship to loans held for sale at September 30, 2009 and recorded an additional provision for credit losses and related charge-off of $2.0 million to record the loan at its agreed upon sales price of $16.0 million. This sale was completed during the fourth quarter of 2009.

The provision for credit losses was $87.6 million for 2009 as compared to $29.9 million for 2008. The increase in the provision for credit losses during 2009 was due in part to the previously discussed increase in charge-offs of $46.4 million. Additionally, during the third quarter of 2009, we reassessed certain estimates used in determining the adequacy of our allowance for loan losses. The application of these accounting estimates resulted in an additional $15.0 million in provision for credit losses in the third quarter of 2009.

The provision for credit losses for 2008 was $29.9 million as compared to $3.8 million for 2007. This increase in provision was due, in part, to the SemGroup borrowing relationship which resulted in additional provision of approximately $4.3 million in 2008. Additionally, we recorded approximately $2.7 million in provision for credit losses related to Hurricane Ike. Approximately $220 million of outstanding loans were identified as having collateral located in the identified Hurricane Evacuation Zones near the coast which were the most severely affected areas.

The following table shows the allocation of the allowance for loan losses among various categories of loans. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any category of loans.

	December 31,
	2009		2008		2007		2006		2005
	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment
	(dollars in thousands)
Balance of allowance for loan losses at end of period applicable to:
Commercial and industrial	$14,122	25%	$15,173	29%	$12,887	28%	$12,101	28%	$6,429	28%
Real estate, mortgage and construction	56,040	73%	26,212	69%	17,645	70%	16,769	70%	8,738	69%
Consumer/other	2,766	2%	4,988	2%	2,851	2%	2,262	2%	730	3%
Unallocated	1,804	N/A	2,804	N/A	1,063	N/A	895	N/A	15,333	N/A

Total	$74,732	100%	$49,177	100%	$34,446	100%	$32,027	100%	$31,230	100%

The increase in the allowance for loan losses for real estate, mortgage and construction loans was primarily due to the deterioration in our commercial real estate portfolio. In 2010, we expect to see continued pressure on nonowner-occupied commercial real estate due to increased vacancy rates and downward pressure on rental rates.

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of December 31, 2009 and 2008:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
December 31, 2009
+300	8.73%
+200	6.75%
+100	3.76%
Base	0.00%
-100	(6.36)%
December 31, 2008
+300	3.90%
+200	4.13%
+100	2.86%
Base	0.00%
-100	(4.92)%

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

Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

Our potential obligations associated with commitments to extend credit and outstanding letters of credit as of December 31, 2009 are summarized below (in thousands):

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Commitments to extend credit	$391,519	$221,110	$41,592	$49,886	$704,107
Letters of credit	31,422	13,330	10,560	—	55,312
Bankers acceptances	985	—	—	—	985

Total	$423,926	$234,440	$52,152	$49,886	$760,404

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

Our future contractual cash payments are as follows (in thousands):

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Junior subordinated debt	$—	$—	$—	$82,734	$82,734
Subordinated debt	—	—	50,000	25,000	75,000
Interest expense related to long-term debt	6,696	13,392	10,049	76,766	106,903
Operating leases	8,479	17,089	15,315	70,597	111,480
Certificates and other time deposits	854,877	85,678	5,724	—	946,279

Total	$870,052	$116,159	$81,088	$255,097	$1,322,396

The amount shown above for subordinated debt represents our contractual obligation. The subordinated debt is reflected in the consolidated balance sheet at its fair value. As discussed earlier, the Bank entered into an interest rate swap designated as a fair-value hedge of the subordinated debt. See Note 13 in the Consolidated Financial Statements for further information.

Interest expense obligations on junior subordinated debt and on subordinated debt are calculated based on the stated contractual interest rates. Interest expense on variable rate junior subordinated debt and on subordinated debt is calculated based on the current 3-month LIBOR rate. See Notes 11 and 12 in the Consolidated Financial Statements for further information.

Capital and Liquidity

Capital—At December 31, 2009, shareholders’ equity totaled $541 million or 11.0% of total assets, as compared to $643 million or 12.7% of total assets at December 31, 2008. Our risk-based capital ratios together with the minimum capital amounts and ratios as of December 31, 2009 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$526,919	14.4%	$292,569	8.0%
Tier 1 Capital (to Risk Weighted Assets)	424,409	11.6%	146,284	4.0%
Tier 1 Capital (to Average Assets)	424,409	8.9%	191,045	4.0%

During 2008, we received $125 million in capital from the U.S. Treasury as the result of our participation in the U.S. Treasury’s Capital Purchase Program. During 2009, we fully redeemed the $125 million preferred stock that we sold to the U.S. Treasury in December of 2008. See Note 20 in the Consolidated Financial Statements for further discussion of regulatory capital requirements.

Additionally, during 2009, we issued 8.3 million shares of our common stock through a public stock offering, which resulted in net proceeds of approximately $54.6 million, after deducting underwriting fees and estimated offering expenses.

In the current economic environment, we regularly assess our ability to maintain and build our regulatory capital levels. In making this assessment, we take into account a variety of factors, including our views as to the duration of the recession and the consequent impact on our markets and the real estate market in particular, our provisioning for and charge-off of nonperforming assets, the liquidity needs of our organization, the capital levels of our peer institutions, and our ability to access the capital markets.

We also take into account our discussions and agreements with the FDIC and our other regulators. As part of an informal agreement that Sterling Bank entered into on January 26, 2010, with the FDIC and the Texas Department of Banking, we have agreed to prepare and submit to such regulatory agencies a capital management plan that will reflect Sterling Bank’s plans to maintain for the next three years minimum regulatory capital levels that are currently unspecified. We intend to propose minimum capital levels in excess of the minimum requirements to remain well capitalized but below our regulatory capital levels at December 31, 2009, which, based on our discussions with the FDIC, we believe will be acceptable to the FDIC. Additionally, although not required to, we have agreed to provide the FDIC and the Texas Department of Banking advance notice of any dividend payments we would propose to make from Sterling Bank to Sterling Bancshares. We currently have available at the holding company sufficient liquidity to continue our current dividend payments and meet all of our other holding company only obligations for approximately 12 months without the payment of any dividends from Sterling Bank to Sterling Bancshares.

Our informal agreement with the FDIC and the Texas Department of Banking also includes provisions requiring us to perform certain reviews of our personnel, policies, procedures and practices, none of which we believe will have a material impact on the operations of Sterling Bank or Sterling Bancshares. If we are unable to maintain the regulatory capital levels that we propose in our capital management plan or if we fail to adequately resolve any other matters that any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions.

Liquidity—The objectives of our liquidity management are to maintain our ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate on an ongoing basis. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. In recent years, our liquidity needs have primarily been met by growth in deposits including brokered certificates of deposit. In addition to deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing securities and loan portfolios.

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by Sterling Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. As discussed above, we are in the process of developing a capital management plan that we will submit to our banking regulators. That capital management plan will reflect a variety of operational factors including our plans for dividend payments from Sterling Bank to Sterling Bancshares and from Sterling Bancshares to our shareholders. Although not required to, we have agreed to give our regulators advance notice of any dividend payments we would propose to make from Sterling Bank to Sterling Bancshares. Sterling Bancshares has sufficient liquidity to continue our current dividend payments and meet our other parent-only obligations for 12 months without the payment of any dividends from Sterling Bank.

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

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2009.

J. Downey Bridgwater Chairman, President and Chief Executive Officer

Zach L. Wasson Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sterling Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Sterling Bancshares, Inc. and subsidiaries (the “Bank”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Bank’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Bank’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting and Compliance with Designated Laws and Regulations. Our responsibility is to express an opinion on the Bank’s internal control over financial reporting based on our audit.

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

In our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009 of the Bank and our report dated February 23, 2010 expressed an unqualified opinion on those financial statements.

Houston, Texas

February 23, 2010

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item as to the directors and executive officers is hereby incorporated by reference from the information appearing under the captions “Election of Directors,” “Information about the Board of Directors, Committees of the Board, and Committees of the Bank,” “Executive Officers and Other Significant Employees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Nominating Committee” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of year end. The information required by this Item as to the Code of Ethics for Senior Financial Officers is herby incorporated by reference from “Item 1—Business—Available Information” of this report.

ITEM 11.	Executive Compensation

The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the caption “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Summary of 2009 Compensation Decisions,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination of Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Human Resources Programs Committee” in the Company’s definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of year end. Notwithstanding the foregoing, in accordance with the instructions to Item 407 of Regulation S-K, the information contained in the Company’s definitive proxy statement under the subheading “Report of the Human Resources Programs Committee” shall be deemed Furnished, and not Filed, in this Form 10-K, and shall not be incorporated by reference into any Filing under the Securities Act or the Exchange Act as a result of Furnishing, except to the extent the Company specifically incorporates it by reference.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report

1.	Consolidated Financial Statements. The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit No.
1.1	Underwriting Agreement, dated May 6, 2009, by and between Sterling Bancshares, Inc. and Morgan Stanley & Co. Incorporated, as representative of the several underwriters named in Schedule II of the Underwriting Agreement. [Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 11, 2009 (File No. 0-20750).]

2.1	Agreement and Plan of Merger Dated July 7, 2005 by and among Sterling Bancshares, Inc., SBPB, Inc., and Prestonwood Bancshares, Inc. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated July 25, 2006 between Sterling Bancshares, Inc. and BOTH, Inc. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006.]

2.3	Agreement and Plan of Merger dated January 24, 2007 between Sterling Bancshares, Inc., Sterling Bank and Partners Bank of Texas. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007.]

2.4	Share Exchange Agreement dated May 3, 2007, among the Company, MBM Advisors and the shareholders of MBM Advisors. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company effective August 13, 2007. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 19, 2007 (File No. 000-20750).]

3.2	Amended and Restated Bylaws of Sterling Bancshares, Inc. (as of October 29, 2007). [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-20750).]

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series J, of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

Exhibit No.
3.4	First Amendment to the Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2009 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.5	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.8	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.11	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Notes due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Amended and Restated Declaration of Trust by and among Sterling Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.13	Indenture by and between Sterling Bancshares, Inc., as issuer, and Wilmington Trust Company, as trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

Exhibit No.
4.14		Guarantee Agreement by and between Sterling Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.15		Form of Capital Securities Certificate of Sterling Bancshares Capital Trust IV, dated March 26, 2007. [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.16		Sterling Bancshares, Inc. Deferred Compensation Plan (as Amended and Restated). [Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed August 29, 2007 (File No. 333-145774 ).]

4.17		Form of Stock Certificate for the Series J Preferred Stock. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

4.18		Warrant to Purchase 2,615,557 Shares of Common Stock of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.1	***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2		1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3	***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4	***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5	***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 20, 2007, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 26, 2007 (File No. 000-207500).]

10.6	***	Amended and Restated Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 29, 2008, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008 (File No. 0-20750).]

10.7	***	Amended and restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan effective April 30, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 14, 2007. (File No. 000-207500).]

10.8	***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

		Wanda S. Dalton	Travis Jaggers
		James W. Goolsby, Jr.	Graham B. Painter

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501).]

Exhibit No.
10.9	***	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.10	***	Form of Incentive Stock Agreement. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.11	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]

10.12	***	Short Term Incentive Program for Shared Services. [Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.13	***	Short Term Incentive Program for Bank Offices. [Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.14	***

Severance and Non-Competition Agreement dated effective January 1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Robert S. Smith. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005 (File No. 000-207500).]

10.15	***	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005. [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-207500).]

10.16	***	Summary Description of Non-Employee Director compensation. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.17	***	Summary of Named Executive Officer Compensation. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.18		Purchase and Sale Agreement, dated November 13, 2006, between Sterling Bank and First States Group, L.P. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2006.]

10.19	***	Form of Phantom Share Agreement. [Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.20	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Deborah Dinsmore, dated February 24, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2006.]

10.21	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and C. Wallis McMath, Jr., dated March 1, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006.]

10.22	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Zach L. Wasson dated December 4, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2006.]

Exhibit No.

10.23		Placement Agreement by and among Sterling Bancshares, Inc., Sterling Bancshares Capital Trust IV, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated March 14, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

10.24		Long-Term Incentive (LTI) Stock Performance Program. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5. 2007 (File No. 000-20750).]

10.25		Letter Agreement, dated December 12, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, by and between Sterling Bancshares, Inc. and the United States Department of Treasury. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.26		Form of Letter Agreement executed by Senior Executive Officers. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.27		Form of Waiver executed by Senior Executive Officers. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.28		Redemption Letter Agreement, dated May 5, 2009, by and between Sterling Bancshares, Inc. and the United States Department of the Treasury. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2009 (File No. 0-20750).]

10.29		Purchase and Assumption Agreement, dated August 7, 2009, by and between Sterling Bank and First Bank. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009 (File No. 0-20750).]

10.30	***	Severance and Release Agreement between Sterling Bancshares, Inc. and John A. Rossitto dated October 20, 2009. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 20, 2009
(File No. 000-207500).]

10.31		Termination of Purchase and Assumption Agreement, entered effective December 28, 2009, by and between Sterling Bank and First Bank. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009 (File No. 0-20750).]

10.32	***	Irrevocable Waiver executed by J. Downey Bridgwater, President and Chief Executive Officer of Sterling Bancshares, Inc., dated as of December 29, 2009. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009 (File No. 0-20750).]

10.33	***	Voluntary Separation and Release Agreement dated effective December 31, 2009, by and between Sterling Bancshares, Inc. and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 4, 2010 (File No. 000-207500).]

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification of J. Downey Bridgwater, Chairman, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.

31.2	*	Certification of Zach L. Wasson, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.
***	Management Compensation Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCSHARES, INC.

DATE: February 23, 2010	by	/S/ J. DOWNEY BRIDGWATER
J. Downey Bridgwater Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 23rd day of February, 2010.

SIGNATURE	TITLE	SIGNATURE	TITLE

/S/ J. DOWNEY BRIDGWATER J. Downey Bridgwater	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	/S/ GLENN H. JOHNSON Glenn H. Johnson	Director

/S/ ZACH L. WASSON Zach L. Wasson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/S/ R. BRUCE LABOON R. Bruce LaBoon	Director

/S/ DAVID L. HATCHER David L. Hatcher	Lead Director	/S/ SHELDON I. OSTER Sheldon I. Oster	Director

/S/ EDWARD R. BARDGETT Edward R. Bardgett	Director	/S/ RAIMUNDO RIOJAS E. Raimundo Riojas E.	Director

/S/ GEORGE BEATTY, JR. George Beatty, Jr.	Director	/S/ ROLAND RODRIGUEZ Roland Rodriguez	Director

/S/ ANAT BIRD Anat Bird	Director	/S/ DAN C. TUTCHER Dan C. Tutcher	Director

/S/ BRUCE J. HARPER Bruce J. Harper	Director	/S/ ELIZABETH C. WILLIAMS Elizabeth C. Williams	Director

/S/ BERNARD A. HARRIS, JR., MD Bernard A. Harris, Jr., MD	Director

EXHIBIT TABLE

Exhibit No.
1.1	Underwriting Agreement, dated May 6, 2009, by and between Sterling Bancshares, Inc. and Morgan Stanley & Co. Incorporated, as representative of the several underwriters named in Schedule II of the Underwriting Agreement. [Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 11, 2009 (File No. 0-20750).]

2.1	Agreement and Plan of Merger Dated July 7, 2005 by and among Sterling Bancshares, Inc., SBPB, Inc., and Prestonwood Bancshares, Inc. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated July 25, 2006 between Sterling Bancshares, Inc. and BOTH, Inc. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006.]

2.3	Agreement and Plan of Merger dated January 24, 2007 between Sterling Bancshares, Inc., Sterling Bank and Partners Bank of Texas. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007.]

2.4	Share Exchange Agreement dated May 3, 2007, among the Company, MBM Advisors and the shareholders of MBM Advisors. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company effective August 13, 2007. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 19, 2007 (File No. 000-20750).]

3.2	Amended and Restated Bylaws of Sterling Bancshares, Inc. (as of October 29, 2007). [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-20750).]

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series J, of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

3.4	First Amendment to the Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2009 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.5	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

Exhibit No.
4.7	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.8	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.11	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Notes due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Amended and Restated Declaration of Trust by and among Sterling Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.13	Indenture by and between Sterling Bancshares, Inc., as issuer, and Wilmington Trust Company, as trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.14	Guarantee Agreement by and between Sterling Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.15	Form of Capital Securities Certificate of Sterling Bancshares Capital Trust IV, dated March 26, 2007. [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.16	Sterling Bancshares, Inc. Deferred Compensation Plan (as Amended and Restated). [Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed August 29, 2007 (File No. 333-145774 ).]

4.17	Form of Stock Certificate for the Series J Preferred Stock. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

4.18	Warrant to Purchase 2,615,557 Shares of Common Stock of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

Exhibit No.
10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 20, 2007, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 26, 2007 (File No. 000-207500).]

10.6***	Amended and Restated Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 29, 2008, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008 (File No. 0-20750).]

10.7***	Amended and restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan effective April 30, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 14, 2007. (File No. 000-207500).]

10.8***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

	Wanda S. Dalton	Travis Jaggers
	James W. Goolsby, Jr.	Graham B. Painter

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501).]

10.9***	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.10***	Form of Incentive Stock Agreement. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.11***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]

10.12***	Short Term Incentive Program for Shared Services. [Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.13***	Short Term Incentive Program for Bank Offices. [Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.14***

Severance and Non-Competition Agreement dated effective January 1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Robert S. Smith. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005 (File No. 000-207500).]

10.15***	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005. [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on
Form 10-Q filed on November 8, 2005 (File No. 000-207500).]

10.16***	Summary Description of Non-Employee Director compensation. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.17***	Summary of Named Executive Officer Compensation. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

Exhibit No.

10.18	Purchase and Sale Agreement, dated November 13, 2006, between Sterling Bank and First States Group, L.P. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2006.]

10.19***	Form of Phantom Share Agreement. [Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.20***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Deborah Dinsmore, dated February 24, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2006.]

10.21***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and C. Wallis McMath, Jr., dated March 1, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006.]

10.22***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Zach L. Wasson dated December 4, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2006.]

10.23	Placement Agreement by and among Sterling Bancshares, Inc., Sterling Bancshares Capital Trust IV, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated March 14, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

10.24	Long-Term Incentive (LTI) Stock Performance Program. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5. 2007 (File No. 000-20750).]

10.25	Letter Agreement, dated December 12, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, by and between Sterling Bancshares, Inc. and the United States Department of Treasury. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.26	Form of Letter Agreement executed by Senior Executive Officers. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.27	Form of Waiver executed by Senior Executive Officers. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.28	Redemption Letter Agreement, dated May 5, 2009, by and between Sterling Bancshares, Inc. and the United States Department of the Treasury. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2009 (File No. 0-20750).]

10.29	Purchase and Assumption Agreement, dated August 7, 2009, by and between Sterling Bank and First Bank. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009 (File No. 0-20750).]

10.30***	Severance and Release Agreement between Sterling Bancshares, Inc. and John A. Rossitto dated October 20, 2009. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 20, 2009 (File No. 000-207500).]

10.31	Termination of Purchase and Assumption Agreement, entered effective December 28, 2009, by and between Sterling Bank and First Bank. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009 (File No. 0-20750).]

Exhibit No.

10.32***	Irrevocable Waiver executed by J. Downey Bridgwater, President and Chief Executive Officer of Sterling Bancshares, Inc., dated as of December 29, 2009. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009 (File No. 0-20750).]

10.33***	Voluntary Separation and Release Agreement dated effective December 31, 2009, by and between Sterling Bancshares, Inc. and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 4, 2010 (File No. 000-207500).]

21.1*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of J. Downey Bridgwater, Chairman, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Zach L. Wasson, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith.
**	As furnished herewith.
***	Management Compensation Agreement.

STERLING BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sterling Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Sterling Bancshares, Inc. and subsidiaries (the “Bank”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion on the Bank’s internal control over financial reporting.

Houston, Texas

February 23, 2010

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In thousands, except share amounts)

	2009	2008
ASSETS
Cash and cash equivalents	$246,215	$113,163
Available-for-sale securities, at fair value	846,216	633,357
Held-to-maturity securities, at amortized cost	222,845	172,039
Loans held for sale	11,778	1,524
Loans held for investment	3,233,273	3,792,290

Total loans	3,245,051	3,793,814
Allowance for loan losses	(74,732)	(49,177)

Loans, net	3,170,319	3,744,637
Premises and equipment, net	48,816	46,875
Real estate acquired by foreclosure	16,763	5,625
Goodwill	173,210	173,210
Core deposits and other intangibles, net	11,626	13,874
Accrued interest receivable	16,502	19,428
Other assets	184,536	157,771

TOTAL ASSETS	$4,937,048	$5,079,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,144,133	$1,123,746
Interest-bearing demand	2,004,539	1,523,969
Certificates and other time	946,279	1,171,422

Total deposits	4,094,951	3,819,137
Other borrowed funds	97,245	408,586
Subordinated debt	77,338	78,335
Junior subordinated debt	82,734	82,734
Accrued interest payable and other liabilities	44,247	48,048

Total liabilities	4,396,515	4,436,840
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2009, 125,198 shares issued and outstanding at December 31, 2008	—	118,012
Common stock, $1 par value, 150,000,000 shares authorized, 83,720,767 and 75,127,636 issued and 81,853,266 and 73,260,136 outstanding at December 31, 2009 and 2008, respectively	83,721	75,128
Capital surplus	170,848	121,918
Retained earnings	295,909	332,009
Treasury stock, at cost, 1,867,500 shares held at December 31, 2009 and 2008	(21,399)	(21,399)
Accumulated other comprehensive income, net of tax	11,454	17,471

Total shareholders’ equity	540,533	643,139

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,937,048	$5,079,979

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands, except per share amounts)

	2009	2008	2007
Interest income:
Loans, including fees	$201,225	$241,157	$260,101
Securities:
Taxable	36,417	29,660	23,849
Non-taxable	3,616	3,632	3,494
Deposits in financial institutions	154	10	35
Other earning assets	80	165	770

Total interest income	241,492	274,624	288,249

Interest expense:
Demand and savings deposits	16,024	17,285	29,217
Certificates and other time deposits	24,051	37,443	55,691
Other borrowed funds	1,897	11,607	6,829
Subordinated debt	3,325	4,474	4,649
Junior subordinated debt	4,486	5,731	6,239

Total interest expense	49,783	76,540	102,625

Net interest income	191,709	198,084	185,624
Provision for credit losses	87,631	29,917	3,820

Net interest income after provision for credit losses	104,078	168,167	181,804

Noninterest income:
Customer service fees	15,431	15,771	14,327
Net gain (loss) on sale of securities	(1,792)	478	3
Other-than-temporary impairment loss on securities:
Impairment loss on securities	(2,690)	(722)	—
Noncredit-related loss recognized in other comprehensive income	2,676	—	—

Net impairment loss on securities	(14)	(722)	—
Wealth management fees	7,953	8,984	5,662
Other	14,317	16,516	16,228

Total noninterest income	35,895	41,027	36,220

Noninterest expense:
Salaries and employee benefits	86,930	85,253	81,039
Occupancy	23,826	21,782	18,366
Technology	9,850	9,794	8,843
Professional fees	4,702	4,707	4,159
Postage, delivery and supplies	2,866	3,672	3,611
Marketing	1,930	2,545	1,809
Core deposits and other intangibles amortization	2,247	2,328	2,137
Acquisition costs	1,134	562	920
FDIC insurance assessments	8,830	2,525	410
Other	20,869	20,042	18,060

Total noninterest expense	163,184	153,210	139,354

Income (loss) before income taxes	(23,211)	55,984	78,670
Income tax provision (benefit)	(10,237)	17,365	25,708

Net income (loss)	$(12,974)	$38,619	$52,962

Preferred stock dividends	9,342	398	—

Net income (loss) applicable to common shareholders	$(22,316)	$38,221	$52,962

Earnings (loss) per common share:
Basic	$(0.28)	$0.52	$0.73

Diluted	$(0.28)	$0.52	$0.72

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive income/(loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT DECEMBER 31, 2006	—	$—	71,938	$71,938	$80,927	$272,179	(938)	$(10,902)	$(4,857)	$409,285
Comprehensive income:
Net income						52,962				52,962
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $2,641									4,903	4,903
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of $2,967									5,510	5,510

Total comprehensive income										63,375

Issuance of common stock under incentive compensation plans			628	628	4,237					4,865
Common stock issued for vested restricted stock, net of shares forfeited			77	77	(77)					—
Stock-based compensation expense					1,738					1,738
Issuance of common stock in connection with the purchase of Partners Bank of Texas			2,345	2,345	24,176					26,521
Shares held in Rabbi Trust			(62)	(62)	(634)					(696)
Repurchase of common stock							(830)	(9,591)		(9,591)
Common stock dividends paid						(15,238)				(15,238)

BALANCE AT DECEMBER 31, 2007	—	—	74,926	74,926	110,367	309,903	(1,768)	(20,493)	5,556	480,259
Comprehensive income:
Net income						38,619				38,619
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $3,032									5,631	5,631
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of $3,299									6,126	6,126
Less: Reclassification adjustment for losses included in net income, net of taxes of $85									158	158

Total comprehensive income										50,534

Issuance of preferred stock:
Preferred stock, at fair value	125,198	117,945								117,945
Detachable warrants, at fair value					7,253					7,253
Preferred stock dividend and amortization of preferred stock discount	—	67				(398)				(331)
Issuance of common stock under incentive compensation plans			158	158	884					1,042
Common stock issued for vested restricted stock, net of shares forfeited			63	63	(63)					—
Stock-based compensation expense					3,643					3,643
Shares held in Rabbi Trust			(19)	(19)	(166)					(185)
Repurchase of common stock							(100)	(906)		(906)
Common stock dividends paid						(16,115)				(16,115)

BALANCE AT DECEMBER 31, 2008	125,198	118,012	75,128	75,128	121,918	332,009	(1,868)	(21,399)	17,471	643,139
Comprehensive loss:
Net loss						(12,974)				(12,974)
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $4,001									7,431	7,431
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of $5,374									(9,981)	(9,981)
Less: Reclassification adjustment for gains on available-for-sale included in net income, net of taxes of $1,867									(3,467)	(3,467)

Total comprehensive loss										(18,991)

Preferred stock redemption, accelerated dividend and amortization of preferred stock discount	(125,198)	(118,012)				(7,186)				(125,198)
Issuance of common stock			8,280	8,280	46,282					54,562
Issuance of common stock under incentive compensation plans and related tax effects			260	260	192					452
Common stock issued for vested restricted stock			63	63	(63)					—
Stock-based compensation expense					2,572					2,572
Shares held in Rabbi Trust			(10)	(10)	(53)					(63)
Preferred stock dividends paid						(2,156)				(2,156)
Common stock dividends paid						(13,784)				(13,784)

BALANCE AT DECEMBER 31, 2009	—	$—	83,721	$83,721	$170,848	$295,909	(1,868)	$(21,399)	$11,454	$540,533

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(In thousands)

	Year Ended
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,974)	$38,619	$52,962
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	2,109	1,578	2,194
Net (gain) loss on securities	1,792	(478)	(3)
Other-than-temporary impairment loss on securities	14	722	—
Net gain on trading assets	—	—	(2)
Net gain on loans	1,160	(200)	(1,991)
Provision for credit losses	87,631	29,917	3,820
Writedowns, less gains on sale, of real estate acquired by foreclosure	3,085	(40)	(254)
Depreciation and amortization	10,499	10,646	9,056
Proceeds from principal paydowns of trading securities	—	—	1
Proceeds from the sale of trading securities	—	—	13,137
Purchases of trading assets	—	—	(13,136)
Deferred income tax benefit	(13,498)	(8,367)	(1,659)
Stock-based compensation expense (net of tax benefit recognized)	2,016	2,647	1,244
Excess tax benefits from share-based payment arrangements	(37)	(24)	(372)
Net decrease in loans held for sale	278	9,366	977
Net loss (gain) on sale of bank assets	156	(146)	(717)
Net (increase) decrease in accrued interest receivable and other assets	(20,640)	(2,321)	4,701
Net (decrease) increase in accrued interest payable and other liabilities	(3,840)	(2,967)	158

Net cash provided by operating activities	57,751	78,952	70,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	22,867	16,219	14,775
Proceeds from the sale of held-to-maturity securities	21,244	—	—
Proceeds from the maturities or calls and paydowns of available-for-sale securities	197,445	105,644	86,189
Proceeds from the sale of available-for-sale securities	106,639	28,398	2,600
Purchases of available-for-sale securities	(510,887)	(283,580)	(139,681)
Purchases of held-to-maturity securities	(102,088)	(8,218)	(30,689)
Net decrease (increase) in loans held for investment	442,383	(364,984)	(198,802)
Proceeds from sale of loans originated as held for investment	23,098	12,712	49,909
Purchase of bank-owned life insurance	—	(13,875)	—
Proceeds from sale of real estate acquired by foreclosure	6,743	5,839	1,080
Purchase of Partners Bank of Texas (including transaction costs)	—	—	(25,319)
Cash and cash equivalents acquired with Partners Bank of Texas	—	—	33,324
Purchase of MBM Advisors, Inc. (including transaction costs)	—	—	(6,900)
Cash and cash equivalents acquired with MBM Advisors, Inc.	—	—	104
Payment of earnout obligations related to the acquisition of MBM Advisors, Inc.	—	(2,222)	—
Cash and cash equivalents acquired with First Horizon National Corp. branch acquisition	—	15,301	—
Net change in interest-bearing deposits in financial institutions	—	—	198
Proceeds from sale of premises and equipment	55	168	428
Purchase of premises and equipment	(10,969)	(16,464)	(8,730)

Net cash provided by (used in) investing activities	196,530	(505,062)	(221,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	275,814	60,132	173,334
Net (decrease) increase in other borrowed funds	(311,341)	161,439	(68,242)
Proceeds from issuance of subordinated debt	—	25,000	—
Proceeds from issuance of long-term borrowings	—	50,000	40,000
Issuance of trust preferred securities	—	—	25,774
Proceeds from issuance of common stock under incentive compensation plans	900	1,016	4,580
Proceeds from issuance of common stock, net of expenses	54,562	—	—
Repurchase of common stock for Rabbi Trust	(63)	(156)	—
Repurchase of common stock	—	(935)	(10,287)
Excess tax benefits from share-based payment arrangements	37	24	372
Proceeds from issuance of preferred stock	—	125,198	—
Redemption of preferred stock	(125,198)	—	—
Preferred stock dividends paid	(2,156)	—	—
Common stock dividends paid	(13,784)	(16,115)	(15,238)

Net cash (used in) provided by financing activities	(121,229)	405,603	150,293

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133,052	(20,507)	(1,105)
CASH AND CASH EQUIVALENTS:
Beginning of period	113,163	133,670	134,775

End of period	$246,215	$113,163	$133,670

Supplemental information:
Income taxes paid	$13,500	$26,625	$23,250
Interest paid	52,863	79,304	104,973
Noncash investing and financing activities—
Acquisition of real estate through foreclosure of collateral	20,966	7,741	3,044
Transfer of loans from held for investment to held for sale	36,693	—	—
Transfer of loans from held for sale to held for investment	—	112,129	36,094
Acquisition of Partners Bank of Texas
Common stock issued	—	—	26,521
Acquisition of MBM Advisors, Inc.
Payable to MBM Advisors, Inc. shareholders	—	—	4,442

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization—Sterling Bancshares, Inc. (“Sterling Bancshares” and together with its subsidiaries, the “Company”), headquartered in Houston, Texas, is a bank holding company that has served the banking needs of small to medium-sized businesses for over 35 years. The Company provides commercial and consumer banking services in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas through the 58 banking centers of Sterling Bank (the “Bank”), a banking association chartered under the laws of the state of Texas.

Summary of Significant Accounting and Reporting Policies—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and the prevailing practices within the financial services industry. A summary of significant accounting policies follows:

Basis of Presentation—The consolidated financial statements include the accounts of Sterling Bancshares and its subsidiaries. Intercompany transactions have been eliminated in consolidation. Operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Because the overall banking operations comprise the vast majority of the consolidated operations, no separate segment disclosures are presented.

The Company has evaluated subsequent events through February 23, 2010, the date the financial statements were issued.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the fair values of financial instruments, the valuation of foreclosed real estate, deferred tax assets, goodwill and other intangibles, and stock-based compensation.

Securities—Securities classified as held-to-maturity are carried at amortized cost, adjusted for the amortization of premiums and the accretion of discounts. Management does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis. Under certain circumstances (including the deterioration of the issuer’s creditworthiness or a change in tax law or statutory or regulatory requirements), these securities may be sold or transferred to another portfolio.

For debt securities where the Company has determined that an other-than-temporary impairment (“OTTI”) exists and the Company does not intend to sell the security or if it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the impairment is separated into the amount that is credit-related and the amount due to all other factors. The credit-related impairment is recognized in earnings, and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. For debt securities classified as held-to-maturity, the amount of noncredit-related impairment recognized in other comprehensive income is accreted over the remaining life of the debt security as an increase in the carrying value of the security.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

A loan is defined as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. If an individually evaluated loan is considered impaired, a specific valuation allowance is allocated through an increase to the allowance for credit losses, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of the collateral. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized in income.

Loans are classified as a restructured-accruing loan in cases where a borrower experiences financial difficulty but is current on their payments and the Company makes certain concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk.

Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

Nonperforming Loans and Past Due Loans—Nonperforming loans are loans which have been categorized by management as nonaccrual because collection of interest is doubtful.

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

Allowance for Credit Losses—The allowance for credit losses is a valuation allowance for losses incurred on loans and binding loan commitments. The allowance for losses on unfunded loan commitments is included in other liabilities. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses and is reduced by net charge-offs.

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

Premises and Equipment—Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is computed primarily using the straight-

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

line method over the estimated useful lives (ranging from three to forty years) of the assets. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter.

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

Goodwill and Other Intangibles—Intangible assets consist primarily of core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated lives. Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs. The goodwill impairment test involves a two-step process. Goodwill is assigned to reporting units for purposes of impairment testing. Reporting units used for the goodwill impairment testing include our banking operations and MBM Advisors, Inc. (“MBM Advisors”). Under the first step, the estimation of fair value of the reporting units is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation. As part of its impairment analysis, the Company uses a variety of methodologies in determining the fair value of the reporting units, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use.

Real Estate Acquired by Foreclosure—The Company records real estate acquired by foreclosure at fair value less estimated costs to sell. Adjustments are made to reflect declines in value subsequent to acquisition, if any, below the recorded amounts. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties and gains and losses on their disposition are included in noninterest expense.

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

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

Fair Value Measurements—The Company determines the fair market values of its financial instruments based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy. The fair value hierarchy consists of three levels of inputs that may be used to measure fair value.

Income Taxes—Sterling Bancshares files a consolidated federal income tax return with its subsidiaries. Each entity in the consolidated group computes income taxes as if it filed a separate return and remits to, or is reimbursed by Sterling Bancshares based on the portion of taxes currently due or refundable.

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

Realization of net deferred tax assets is based upon the level of historical income and on estimates of future taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized.

Stock-based Compensation—The Company’s stock-based compensation policy applies to all forms of stock-based compensation including stock options, restricted stock units, shares acquired under the Employee Stock Purchase Plan and performance based phantom units. All stock-based compensation is accounted for under the fair value method as required by generally accepted accounting principles in the United States. The expense associated with stock-based compensation is recognized over the vesting period of each individual arrangement.

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

Cash and Cash Equivalents—Cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are invested for one-day periods.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Earnings Per Common Share—Earnings per common share (“EPS”) are presented under two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing net income available to common shareholders (after deducting dividends on preferred stock) by the weighted average number of shares outstanding during the year excluding nonvested stock. Diluted EPS is computed by dividing net income available to common shareholders (after deducting dividends on preferred stock) by the weighted average number of shares outstanding and nonvested stock adjusted for the incremental shares issuable upon exercise of outstanding stock options and warrants. Diluted EPS excludes common stock equivalents whose effect is anti-dilutive.

Comprehensive Income—Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders. The Company reports comprehensive income in the consolidated statements of shareholders’ equity.

New Accounting Guidance—In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105 Generally Accepted Accounting Principles. The ASC is the official source of authoritative United States Generally Accepted Accounting Principles (“GAAP”) superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. ASC 105 became effective during the third quarter of 2009 and did not have a significant impact on the Company’s financial statements.

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

Derivatives and Hedging: ASC 815 Derivatives and Hedging amends and expands the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 13—Derivative Financial Instruments.

Fair Value Measurement and Disclosures: ASC 820 Fair Value Measurement and Disclosures affirms that the fair value measurement objective when a market is not active is the price that would be received by the

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. ASC 820 provides additional guidance when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted ASC 820 during the quarter ended June 30, 2009. ASC 820 did not have a significant impact on the Company’s financial condition and results of operations. The enhanced disclosures related to ASC 820 are included in Note 21—Disclosures about Fair Value of Financial Instruments.

Investments – Debt and Equity Securities: ASC 320 Investments—Debt and Equity Securities amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 requires an entity to recognize the credit component of an other-than- temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security prior to recovery. ASC 320 became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 320 during the quarter ended June 30, 2009. The expanded disclosures and discussion of other-than-temporarily impaired debt securities related to ASC 320 are included in Note 3—Securities.

Financial Instruments: ASC 825 Financial Instruments requires expanded disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The expanded disclosure requirements for ASC 825 are included in Note 21—Disclosures about Fair Value of Financial Instruments.

Earnings Per Share: ASC 260 Earnings Per Share provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) that are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not have unvested share-based payment awards that contain rights to dividends or dividend equivalents that are participating securities.

Subsequent Events: ASC 855 Subsequent Events addresses events which occur after the balance sheet date but before the issuance of financial statements. Under ASC 855, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The Company adopted ASC 855 and has included the required disclosures above.

Transfers and Servicing: ASC 860 Transfers and Servicing improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective for annual reporting periods that begin after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter, with early adoption prohibited. ASC 860 must be applied to transfers occurring on or after the effective date. The adoption of ASC 860 did not have a significant impact on the Company’s financial condition and results of operations.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Consolidation: ASC 810 Consolidation improves financial reporting by enterprises involved with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter, with earlier adoption prohibited. The adoption of ASC 810 did not have a significant impact on the Company’s financial condition and results of operations.

2.	ACQUISITIONS AND DIVESTITURES

Acquisitions. During the third quarter of 2009, the Bank entered into a definitive purchase and assumption agreement to acquire approximately $500 million in deposits and 19 Texas bank branches from First Bank Inc. (“First Bank”), a Missouri state-chartered bank. In addition, the Bank would purchase approximately $230 million of performing business and consumer-related Texas-based loans from First Bank. During the fourth quarter of 2009, the Company and First Bank terminated this agreement, without penalty to either party. This was a mutual decision after it was determined that the transaction could not be completed by December 31, 2009, as contemplated by the purchase and assumption agreement.

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

On June 28, 2007, the Company acquired MBM Advisors. MBM Advisors was an independent investment advisory and pension administration/consulting firm with approximately $700 million in assets under management at the time of acquisition and provided full-services in the design, administration, investment management, and communication of retirement plans with offices in both Houston and Dallas, Texas. The acquisition of MBM Advisors provides for increased opportunities to serve the owners of small and medium-sized businesses and their employees while enhancing noninterest income. The Company entered into a share exchange agreement with MBM Advisors and the shareholders of MBM Advisors in which the Company paid the shareholders an aggregate amount in cash equal to $6.0 million on the date of merger. An unconditional guaranteed cash payment of $3.0 million, payable over a three year earn-out period was recorded as part of the purchase price at the estimated net present value. The agreement includes an earn-out which is contingent upon maintaining or achieving specified earnings levels in future periods. When the contingency is resolved and additional consideration is distributable, the Company records the fair value of the consideration issued as an additional cost of the acquisition. The Company recorded $2.6 million for 2007 as part of the earn-out as an additional cost of the acquisition. There was no earn-out recorded for 2008

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

or 2009. At December 31, 2009, the remaining maximum amount of future payments the Company could be required to make under contingent payment provisions was approximately $4.4 million in the form of cash. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill of $7.9 million, all of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results since the third quarter of 2007.

On March 30, 2007, the Company acquired Partners Bank of Texas (“Partners Bank”). Partners Bank was a privately held bank which operated four banking offices in the Houston area. The completion of the acquisition of Partners Bank has enabled the Company to fill out its footprint in Northeast Houston. As of March 30, 2007, Partners Bank had assets of approximately $191 million, loans of $142 million and deposits of $166 million. The purchase price of $52.3 million consisted of $26.5 million of the Company’s common stock (2.3 million shares), cash totaling approximately $25.5 million and $264 thousand in acquisition-related costs. The shares of the Company’s common stock issued in the transaction were valued at the average of the closing price of the Company’s common stock for the ten trading days immediately before the fifth trading day before March 30, 2007. This acquisition was accounted for using the purchase method of accounting in which the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill of $30.1 million, none of which is expected to be deductible for tax purposes. The results of operations for this acquisition have been included in the Company’s financial results since the second quarter of 2007.

3.	SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$56,417	$139	$(69)	$56,487
Obligations of states of the U.S. and political subdivisions	1,235	35	—	1,270
Mortgage-backed securities and collateralized mortgage obligations	762,337	14,578	(2,903)	774,012
Other securities	13,915	660	(128)	14,447

Total	$833,904	$15,412	$(3,100)	$846,216

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$101,091	$3,479	$(80)	$104,490
Mortgage-backed securities and collateralized mortgage obligations	121,754	281	(4,185)	117,850

Total	$222,845	$3,760	$(4,265)	$222,340

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at December 31, 2009 are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$32,853	$32,817	$11,946	$12,072
Due after one year through five years	24,799	24,940	48,342	50,561
Due after five years through ten years	—	—	32,714	33,598
Due after ten years	—	—	8,089	8,259
Mortgage-backed securities and collateralized mortgage obligations	762,337	774,012	121,754	117,850
Other securities	13,915	14,447	—	—

Total	$833,904	$846,216	$222,845	$222,340

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of consolidated shareholders’ equity at December 31, 2009.

Securities with carrying values totaling $242 million and fair values totaling $251 million were pledged to secure public deposits at December 31, 2009.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Gross Unrealized Losses and Fair Value

The following table shows the gross unrealized losses and fair value of securities by length of time that individual securities in each category had been in a continuous loss position (in thousands). Debt securities on which we have taken only credit-related OTTI write-downs are categorized as being “less than 12 months” or “more than 12 months” in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the OTTI write-down.

	December 31, 2009
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$17,492	$(69)	$17,423	$—	$—	$—
Obligations of states of the U.S. and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	214,750	(2,201)	212,549	4,282	(702)	3,580
Other securities	—	—	—	12,089	(128)	11,961

Total	$232,242	$(2,270)	$229,972	$16,371	$(830)	$15,541

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$4,985	$(80)	$4,905	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	82,385	(960)	81,425	29,991	(3,225)	26,766

Total	$87,370	$(1,040)	$86,330	$29,991	$(3,225)	$26,766

	December 31, 2008
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states of the U.S. and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities and collateralized mortgage obligations	83,184	(603)	82,581	33,961	(667)	33,294
Other securities	3,152	(483)	2,669	12,100	(572)	11,528

Total	$86,336	$(1,086)	$85,250	$46,061	$(1,239)	$44,822

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$13,392	$(228)	$13,164	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	39,557	(5,506)	34,051	30,499	(4,461)	26,038

Total	$52,949	$(5,734)	$47,215	$30,499	$(4,461)	$26,038

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

For all security types discussed below where no OTTI is considered necessary at December 31, 2009, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Obligations of the U.S. Treasury and other U.S. government agencies: The agency securities consist of discount notes and medium-term notes issued by the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). These securities are fixed rate and may be callable at the option of the issuer. They were purchased at premiums or discounts. They have maturity dates up to seven years and have contractual cash flows guaranteed by agencies of the U.S. Government. The decline in fair value was generally attributable to interest rates and not credit quality. As such, no OTTI is considered necessary for these securities at December 31, 2009.

Obligations of states of the U.S. and political subdivisions: The municipal bonds are largely comprised of General Obligation (GO) bonds issued by school districts or municipalities. These bonds have fixed-rates and maturities of 15 years or less. During 2008, there were credit rating downgrades announced with regard to most of the insurers of the Company’s municipal bonds. These insurers provide a credit enhancement for the vast majority of municipal bond securities owned by the Company. Despite these downgrades, the municipal bonds owned by the Company are all considered to be investment grade due either to the underlying credit rating of the issuer or the current credit rating of the insurer. These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform as agreed, even if the nationally recognized statistical ratings organizations (“NRSROs”) further reduce the credit rating of the bond insurers.

Mortgage-backed securities and collateralized mortgage obligations (“CMO”): The agency mortgage-backed securities are comprised largely of fixed and variable rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), FNMA, or FHLMC. They have maturity dates of up to 40 years and have contractual cash flows guaranteed by agencies of the U.S. Government. The decline in fair value was generally attributable to changes in interest rates and not credit quality. As such, no OTTI was considered necessary for these securities at December 31, 2009, except as discussed below.

Other securities: These securities include certain interest-only securities, which are tied to underlying government guaranteed loans and are subject to prepayment and interest rate fluctuations. In addition, this category of securities includes a Community Reinvestment Act oriented mutual fund. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before a recovery of their amortized cost basis. As such, no OTTI is considered necessary for these securities at December 31, 2009.

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

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

Held-to-Maturity (HTM) Debt Securities

For debt securities where the Company has determined that an OTTI exists and the Company does not intend to sell the security or if it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the impairment is separated into the amount that is credit-related and the amount due to all other factors. The credit-related impairment is recognized in earnings, and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. For debt securities classified as held-to-maturity, the amount of noncredit-related impairment recognized in other comprehensive income is accreted over the remaining life of the debt security as an increase in the carrying value of the security.

The Company recorded a $14.0 thousand credit-related OTTI during the second quarter of 2009 on one held-to-maturity debt security, based on its cash flow analysis. This security was issued in 2007 and was backed by hybrid adjustable-rate residential mortgage loans. At June 30, 2009, the date of OTTI, this security had an amortized cost basis of $7.3 million and a fair value of $4.4 million. As of the date of OTTI, this security was rated triple-A by Standard and Poor’s (“S&P”) and single-B by Fitch Ratings, Ltd. (“Fitch”) (Moody’s Investor Service (“Moody’s”) does not rate this security). At June 30, 2009, the Company did not have an intent to sell the security, and it was not more likely than not that the Company would be required to sell the investment before recovery of its remaining amortized cost basis. Therefore, at the date of impairment the amount of the credit-related OTTI, $14.0 thousand, was recognized in earnings and the amount of the noncredit-related impairment of $2.7 million, was recognized in other comprehensive income. During 2009, $355 thousand of noncredit-related impairment that was recognized previously in other comprehensive income was accreted as an increase in the carrying value of the security. Subsequent to June 30, 2009, this security was further downgraded to a CC rating. The continued credit deterioration of this security combined with an increase in the number and amount of below investment grade securities within the Company’s security portfolio contributed to the Company’s decision to sell this security during the fourth quarter of 2009. As a result, the remaining unamortized noncredit-related impairment of $2.5 million that was previously recorded in other comprehensive income was recognized as a realized loss on sale of securities. The Company did not recognize any further OTTI losses during 2009.

As of December 31, 2009, the Company owned 12 Private Label CMOs with a total amortized cost basis of $33.6 million as of December 31, 2009 and these securities are carried as held-to-maturity. The unrealized losses on the Company’s Private Label CMO portfolio as of December 31, 2009 are generally attributable to the widespread deterioration in economic and credit market conditions over the last 24 months. All of the Company’s Private Label CMO securities are backed by residential mortgage loans and were rated in the highest available investment grade category at the time of their purchase. They continue to be rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. As of December 31, 2009, 8 of the 12 Private Label CMOs owned by the Company have been downgraded by one grade or more by at least one of the NRSROs. All of the 8 downgraded securities, were rated “investment grade” (BBB or the Moody’s equivalent rating or higher), as of December 31, 2009.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

Because the Company currently expects to recover the entire amortized cost basis of these 16 Private Label CMOs and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company does not consider any of its Private Label CMOs to be other-than-temporarily impaired at December 31, 2009.

Available-for-Sale (AFS) Securities

During the third quarter of 2008, the Company recorded a $722 thousand OTTI loss on certain interest-only strips within the available-for-sale category. These securities are tied to an underlying government guaranteed loan and are subject to prepayment and interest rate fluctuations. For available-for-sale securities, there was no OTTI recorded during the year ended December 31, 2009.

Realized Gains and Losses on Sales of Securities

HTM Debt Securities

During the fourth quarter of 2009, the Bank sold five private-label CMO’s including one CMO that we recorded an OTTI impairment on during the second quarter of 2009 resulting in a realized loss of $7.1 million. The decision to sell these securities in the fourth quarter of 2009 was due to the significant credit downgrading of the securities during 2009 which caused these securities to be classified as “substandard” assets by management. The credit rating on these securities declined from primarily AAA ratings in 2008 to credit ratings ranging from B3 to CC in 2009. Throughout 2009, the Company monitored these securities noting a significant decline in the credit ratings in under a year. In addition, the underlying performance of these securities had continued to deteriorate as delinquencies continued to increase. Given these credit downgrades, the current economic uncertainty along with the increasing levels of delinquencies being reported for all residential mortgage loans, the Company believed there was additional risk associated with holding these securities until maturity. These securities had a carrying value of $24.1 million at the time of sale.

The following table shows the gross realized gains and losses on the sales of held-to-maturity securities (in thousands).

	December 31,
	2009	2008	2007
Proceeds from sales and calls	$21,244	$—	$—
Gross realized gains	14	—	—
Gross realized losses	(7,140)	—	—

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Available-for-Sale (AFS) Securities

The following table shows the gross realized gains on the sales of available-for-sale securities (in thousands).

	December 31,
	2009	2008	2007
Proceeds from sales and calls	$106,639	$28,398	$2,600
Gross realized gains	5,334	478	3
Gross realized losses	—	—	—

4.	LOANS

The loan portfolio is classified by major type as follows (in thousands):

	December 31,
	2009	2008
Loans held for sale
Real estate:
Commercial	$10,698	$697
Residential mortgage	1,080	827

Total loans held for sale	11,778	1,524

Loans held for investment
Domestic
Commercial and industrial	795,789	1,093,942
Real estate:
Commercial	1,667,038	1,763,712
Construction	360,444	545,303
Residential mortgage	344,807	309,622
Consumer/other	52,124	63,883
Foreign loans
Commercial and industrial	10,752	13,577
Other loans	2,319	2,251

Total loans held for investment	3,233,273	3,792,290

Total loans	$3,245,051	$3,793,814

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Loan maturities and rate sensitivity of the loans held for investment, excluding residential mortgage and consumer loans, at December 31, 2009 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$539,736	$212,706	$43,347	$795,789
Real estate—commercial	225,121	804,373	637,544	1,667,038
Real estate—construction	165,090	120,225	75,129	360,444
Foreign loans	8,825	1,486	2,522	12,833

Total loans	$938,772	$1,138,790	$758,542	$2,836,104

Loans with a fixed interest rate	$187,065	$779,227	$212,914	$1,179,206
Loans with a floating interest rate	751,707	359,563	545,628	1,656,898

Total loans	$938,772	$1,138,790	$758,542	$2,836,104

The loan portfolio consists of various types of loans with approximately 90% outstanding to borrowers located in the Houston, San Antonio, Dallas and Fort Worth, Texas metropolitan areas.

As of December 31, 2009, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions. The Company’s largest industry concentrations were in the hospitality and energy portfolios which were $303 million or 9.3% and $262 million or 8.1% of total loans held investment, respectively, as of December 31, 2009.

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

During the third quarter of 2009, the Company transferred $20.9 million in net book value commercial real estate loans to held for sale. The Company charged-off a portion of these loans against the related allowance for credit losses upon reclassification. Subsequent to the transfer, the Company sold $8.4 million of these loans for a net loss of $1.4 million. Additionally, during the third quarter of 2009, the Company entered into a definitive agreement to sell a nonperforming energy relationship totaling $29.2 million for a sales price of $16.0 million. This relationship was originally classified as held for investment. Upon execution of the sales agreement, the Company transferred these loans to the held for sale classification and charged-off the associated allowance for loan losses. This transaction closed during the fourth quarter of 2009.

During the year ended December 31, 2008, the Company sold approximately $10.3 million of performing commercial real estate loans that were originally acquired as held for investment. These sales resulted in net gains of $203 thousand during 2008. These loans were sold as part of the Company’s ongoing management

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

of the size, concentrations and risk profile of the loan portfolio. At December 31, 2007, loans held for sale previously included certain commercial real estate loans and SBA loans originated by the Bank. Due to current market conditions, in September of 2008, $112 million of these loans were no longer classified as held for sale and were transferred to held for investment. The Company recorded a lower of cost or market adjustment of $266 thousand for 2008 related to these loans.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	Year Ended December 31,
	2009	2008
Beginning balance	$2,100	$2,189
New loans	240	—
Repayments	(199)	(89)

Ending balance	$2,141	$2,100

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The recorded investment in individually assessed impaired loans was $74.0 million at December 31, 2008 of which $66.3 million required specific reserves totaling $13.0 million. The recorded investment in individually assessed impaired loans was $150 million at December 31, 2009 of which $104 million required specific reserves of $11.6 million. The Company has no further significant commitments to lend additional funds to these borrowers. Impaired loans at December 31, 2009 included $9.9 million of loans classified as held for sale. During the year ended December 31, 2009, $1.8 million of interest was received on impaired loans. No interest on impaired loans was received for the years ended December 31, 2008 and 2007.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Nonperforming loans of $103 million and $87.5 million at December 31, 2009 and 2008, respectively, have been categorized by management as nonaccrual loans. Interest foregone on nonaccrual loans was approximately $5.3 million, $3.6 million and $1.9 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

At December 31, 2009, loans restructured as part of a troubled debt restructuring totaled approximately $90.8 million of which $20.0 million were considered nonaccrual. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms.

Accruing loans 90 days past due or more were $41 thousand and $8.4 million at December 31, 2009 and 2008, respectively.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

5.	ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$49,177	$34,446	$32,027
Loans charged-off	63,910	16,608	5,962
Loan recoveries	(3,032)	(2,149)	(3,065)

Net loans charged-off	60,878	14,459	2,897
Allowance for loan losses associated with acquired institutions	—	—	1,496
Provision for loan losses	86,433	29,190	3,820

Allowance for loan losses at end of period	74,732	49,177	34,446

Allowance for unfunded loan commitments at beginning of period	1,654	927	927
Provision for losses on unfunded loan commitments	1,198	727	—

Allowance for unfunded loan commitments at end of period	2,852	1,654	927

Total allowance for credit losses	$77,584	$50,831	$35,373

Net charge-offs were $60.9 million or 1.72% of average loans for 2009 compared to $14.5 million or 0.40% of average loans during 2008 and $2.9 million or 0.09% of average loans during 2007.

6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2009	2008
Land	$9,838	$9,688
Buildings and improvements	40,049	36,540
Furniture, fixtures and equipment	59,082	58,304

	108,969	104,532
Less accumulated depreciation and amortization	(60,153)	(57,657)

Total	$48,816	$46,875

Depreciation and amortization of premises and equipment totaled $8.3 million in 2009, $8.3 million in 2008 and $6.9 million in 2007.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

7.	GOODWILL AND OTHER INTANGIBLES

Goodwill totaled $173 million at December 31, 2009 and 2008. During the first quarter of 2008, goodwill increased $5.1 million due to the acquisition of First Horizon. This increase was offset by final purchase accounting adjustments related to prior acquisitions.

Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying amount. Other intangible assets consist primarily of core deposits and other intangibles. Intangible assets with definite useful lives are amortized on an accelerated basis over the years expected to be benefited, which we believe is approximately 10 years. An intangible asset subject to amortization shall be tested for recoverability whenever events or changes in circumstances, such as a significant or adverse change in the business climate that could affect the value of the intangible asset, indicate that its carrying amount may not be recoverable. An impairment loss is recorded to the extent the carrying amount of the intangible asset exceeds its fair value.

Our annual evaluation is performed as of September 30 of each year. As a result of a decrease in the market price of our stock to a level below book value, we performed interim evaluations of our goodwill during the first and fourth quarters of 2009.

The goodwill impairment test involves a two-step process. Under the first step, goodwill is assigned to reporting units for purposes of impairment testing. Reporting units used for the goodwill impairment testing include our banking subsidiary, Sterling Bank, and MBM Advisors a wholly owned subsidiary of Sterling Bank that provides investment advisory and pension administration/consulting services. The estimation of fair value of each reporting unit is compared with its carrying value including the allocated goodwill. At December 31, 2009, our goodwill totaled $173 million of which $165 million, or 95%, was allocated to Sterling Bank. If the estimated fair value of a reporting unit is less than its carrying value including goodwill, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill derived under step two is less than its carrying value.

To determine the fair value of the reporting units under step one of the impairment test, both an income approach and market approach was utilized. The income approach was based on projected cash flows derived from assumptions of balance sheet and income statement activity. Value was then derived by present valuing the projected cash flows using an appropriate risk-adjusted discount rate based on a market participant’s cost of equity. Value under the market approach was based on applying various market capitalization pricing multiples, such as price to tangible book, price to earnings, etc., observed from comparable companies to the reporting unit.

The results of the income and market approach were weighted to arrive at the final estimation of fair value for the reporting unit. As the ability to identify truly comparable companies lessened given the fluctuations in market capitalization across the banking industry, we believed that a heavier weighting on the income approach was more appropriate during the fourth quarter of 2009.

The aggregate fair values of the reporting units as determined under step one of the impairment test were compared to market capitalization as an assessment of the reasonableness of the estimated fair values of the

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

reporting units. For each of the impairment tests performed, the comparison between the aggregate fair values and market capitalization indicated an implied premium which was within the range of control premiums observed in the marketplace.

For the impairment test performed during the fourth quarter of 2009, the Sterling Bank reporting unit did not pass the first step of the impairment test, and therefore, we conducted the second step of the impairment testing. The second step required a comparison of the implied fair value of goodwill to the carrying amount of goodwill and was based on information that was as of November 30, 2009.

To determine the implied fair value of goodwill, the fair value of Sterling Bank (as determined in step one) was allocated to all assets and liabilities of the reporting unit including any recognized or unrecognized intangible assets in a manner similar to a purchase price allocation. Key valuations were the assessment of core deposit and trade name intangible assets and the loan portfolio. The valuation of the loan portfolio resulted in an overall discount which we believe was supported by transactions occurring in the marketplace and was consistent with the “exit price” principle of fair value. The fair value of Sterling Bank’s goodwill exceeded its carrying value by an estimated 12% as of November 30, 2009; therefore; we determined there was no impairment of goodwill as of that date.

Based on our annual goodwill impairment review at September 30, 2009 and our additional goodwill step two impairment evaluation performed during the fourth quarter of 2009, management does not believe any of our goodwill is impaired as of December 31, 2009.

In light of the overall instability of the economy, the continued volatility in the financial markets, the downward pressure on bank stock prices and expectations of financial performance for the banking industry, including the reporting units, our estimates of fair value may be subject to change or adjustment and we may determine that goodwill impairment charges may be necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the company’s market capitalization declines or remains below book value, the company may update its valuation analysis to determine whether goodwill is impaired. No assurance can be given that goodwill will not be written down in future periods.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Other intangible assets totaled $11.6 million at December 31, 2009 including $8.8 million related to core deposits and $2.8 million related to customer relationships. Other intangible assets totaled $13.9 million at December 31, 2008, including $10.7 million related to core deposits and $3.2 million related to customer relationships. The changes in intangibles related to core deposits and customer relationships during 2008 were related to the First Horizon branch acquisition, net of amortization. Core deposits and other intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. The total amortization expense related to intangible assets was $2.2 million and $2.3 million for the years ended December 31, 2009 and 2008, respectively. The projected amortization for core deposits and other intangibles as of December 31, 2009, is as follows (in thousands):

2010	$2,149
2011	2,011
2012	1,801
2013	1,695
2014	1,584
Thereafter	2,386

Total	$11,626

8.	BANK OWNED LIFE INSURANCE

The Company purchases bank owned life insurance (“BOLI”) policies on the lives of certain officers and is the owner and beneficiary of the policies. These policies provide funding for long-term retirement and other employee benefits costs. The recorded balance of BOLI was $99.1 million and $95.5 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, approximately $26.6 million and $25.0 million, respectively, of BOLI funds were held in separate accounts with investments in U.S. government, mortgage-backed and corporate debt securities. The cash surrender value of the life insurance policies contained in separate accounts is further supported by a stable value wrap agreement, which protects against changes in the fair value of the investments. BOLI policies are recorded within other assets in the Consolidated Balance Sheets at each policy’s respective cash surrender value, including the value of the stable value wrapper, with changes recorded in noninterest income in the Consolidated Statements of Income.

9.	DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificate of deposits. The remaining maturities of these deposits as of December 31, 2009, are as follows (in thousands):

Three months or less	$327,371
Over three through six months	85,486
Over six through twelve months	170,870
Thereafter	51,977

$635,704

Interest expense for certificates of deposit in excess of $100,000 was approximately $15.4 million, $26.7 million, and $41.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

At December 31, 2009, the Bank had $86.1 million in brokered certificates of deposits that were in excess of $100,000, of which $86.0 million will mature in 2010. The remaining balance of these deposits was $100 thousand and will mature in 2011.

There are no major concentrations of deposits.

10.	OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	December 31,
	2009	2008
Federal Home Loan Bank advances	$40,500	$212,500
Repurchase agreements	55,695	59,936
Federal funds purchased	1,050	36,150
Treasury auction facility	—	100,000

Total	$97,245	$408,586

Federal Home Loan Bank Advances—The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. At December 31, 2009, the Company had total funds of $1.2 billion available under this agreement of which $40.5 million was outstanding with an average interest rate of 2.95%. At December 31, 2009, the Company had $40.0 million of FHLB advances that mature in eight years and $500 thousand of FHLB advances with a remaining maturity of less than one year. These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities Sold Under Agreements to Repurchase—Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day, while structured repurchase agreements with other financial institutions will have varying terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities. The securities underlying the structured repurchase agreements are held in safekeeping by the purchasing financial institution. At December 31, 2009 and 2008, the Company had securities sold under agreements to repurchase with banking customers of $5.7 million and $9.9 million, respectively. Structured repurchase agreements totaled $50.0 million at December 31, 2009 and 2008 and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a rate equal to LIBOR less 100 basis points and reset quarterly until the first quarter of 2010 at which time the rate will become fixed at 3.88% and 3.50%, respectively. The rate on these repurchase agreements was zero at December 31, 2009. The rate on these repurchase agreements was 1.22% and 0.87%, respectively, at December 31, 2008. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal Funds Purchased—The Company has federal funds purchased at correspondent banks. As of December 31, 2009 and 2008, federal funds outstanding with correspondent banks were $1.1 million and

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

$36.2 million, respectively, and payable upon demand. These funds typically mature within one to ninety days.

Treasury Auction Facility—Treasury Auction Facilities (“TAF”) are term funds auctioned to depository institutions by the Federal Reserve Board. Each TAF auction is for a fixed amount, with the rate determined by the auction process (subject to a minimum bid rate). All advances must be fully collateralized. At December 31, 2009, there were no TAF borrowings outstanding. At December 31, 2008, the Company had $100 million of TAF borrowings outstanding at a rate of 0.42%.

11.	JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of December 31, 2009, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

each case, the redemption price is equal to 100% of the face amount of the trust preferred securities, plus the accrued and unpaid distributions thereon through the redemption date.

The trust preferred securities issued under Statutory Trust One, BOTH Capital Trust I, and Capital Trust IV bear interest on a floating rate that resets quarterly. As of December 31, 2009, the floating rate on these securities was 3.70%, 3.38% and 1.85%, respectively, compared to 4.91%, 7.92% and 3.60%, respectively, at December 31, 2008.

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

On June 30, 2008, the Bank entered into a subordinated note in the aggregate principal amount of $25.0 million. The subordinated note bears interest at a rate equal to LIBOR plus 2.50% and resets quarterly. The unpaid principal balance plus all accrued and unpaid interest on the subordinated debt shall be due and payable on September 15, 2018. The Bank may prepay the subordinated debt without penalty on any interest payment date on or after September 15, 2013. As of December 31, 2009, the floating rate was 2.75% on the subordinated note compared to 4.50% at December 31, 2008.

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

The Company may designate a derivative as either an accounting hedge of the fair value of a recognized fixed rate asset or an unrecognized firm commitment (“fair value” hedge), or an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values. To the extent a hedge is considered effective, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income, net of income taxes. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized as other noninterest income.

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

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on the Company’s estimated valuations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets (in thousands):

	December 31, 2009			December 31, 2008
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Other Assets	Other Liabilities		Other Assets	Other Liabilities
Derivatives designated as hedging instruments:
Fair value hedge of interest rate risk:
Interest rate swap	$50,000	$2,357	$—	$50,000	$3,361	$—
Cash flow hedge of interest rate risk:
Interest rate floor and collar	—	—	—	363,000	20,967	—

Total derivatives designated as hedging instruments	$50,000	$2,357	$—	$413,000	$24,328	$—

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million; this swap is designated as a fair value hedge of the Company’s $50.0 million in subordinated debentures and qualifies for the “short-cut” method of accounting. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings. As the fair value hedge qualifies for the “short-cut” method, the gain or loss on the derivative exactly offsets the loss or gain on the hedged item, resulting in zero net earnings impact.

The table below presents the effect of the Company’s fair value derivative financial instruments on the Consolidated Statements of Income (in thousands):

	Amount of Gain or (Loss) Recognized in Income on Derivative			Amount of Gain or (Loss) Recognized in Income on Hedged Item
	Interest expense Year Ended December 31,			Interest expense Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Fair value hedge of interest rate risk:
Interest rate swap	$(1,003)	$4,634	$2,553	$1,003	$(4,634)	$(2,553)

The Company recognized a net reduction to interest expense of $1.4 million and a net addition to interest expense of $3 thousand and $853 thousand for the years ended December 31, 2009, 2008, and 2007, respectively, related to the Company’s fair value hedge.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate floors and collars as part of its interest rate risk management strategy. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. Interest rate collars designated as cash flow hedges involve the payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and receipts of variable-rate amounts if interest rates fall below the floor strike rate on the contract. During 2006, the Company purchased a prime interest rate floor with a notional amount of $113 million and a strike rate of 8.00% and a prime interest rate collar contract with a notional amount of $250 million and an 8.42% interest rate cap and an 8.00% interest rate floor. These contracts were designated as cash flow hedges of the monthly interest receipts from a portion of the Company’s portfolio of prime-based variable-rate loans. During the third quarter of 2009, the Company’s interest rate floor matured, and the Company terminated its interest rate collar; accordingly, the Company does not have any derivatives designated as cash flow hedges of interest rate risk as of December 31, 2009.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2009, 2008 and 2007, such derivatives were used to hedge the forecasted variable cash inflows associated with existing pools of prime-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2009, the Company recognized a gain of $2.1 million for hedge ineffectiveness attributable to the aggregate principal amount of the designated loan pools falling below the notional amount. There was no hedge ineffectiveness during 2008 or 2007.

The amount reported in other comprehensive income related to the gain on the terminated collar will be reclassified to interest income, as interest payments are received on the Company’s variable-rate assets. As of December 31, 2009, the Company estimates that approximately $5.3 million will be reclassified as an increase to interest income during the next twelve months.

The table below presents the effect of the Company’s cash flow derivative financial instruments on the Consolidated Statements of Income (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain Reclassified from OCI into Income (Effective Portion)						Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31,			Year Ended December 31,						Year Ended December 31,
	2009	2008	2007	2009	2009	2008	2008	2007	2007	2009	2008	2007
				Interest income	Other noninterest income	Interest income	Other noninterest income	Interest income	Other noninterest income	Other noninterest income
Cash flow hedge of interest rate risk
Interest rate floor and collar	$399	$19,750	$8,731	$13,267	$2,488	$10,325	$—	$255	$—	$120	$—	$—

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not accelerated by the tender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2009, the Company did not have any derivatives that were in a net liability position related to these agreements.

14.	INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current income tax expense	$3,261	$25,732	$27,367
Deferred income tax benefit	(13,498)	(8,367)	(1,659)

Income tax provision (benefit)	$(10,237)	$17,365	$25,708

The income tax provision or benefit differs from the amount computed by applying the federal income tax statutory rate of 35% to income from continuing operations as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Taxes calculated at statutory rate	$(8,124)	$19,594	$27,535
Increase (decrease) resulting from:
Release of reserves	—	(689)	(98)
Tax-exempt interest income	(1,268)	(1,229)	(1,126)
Tax-exempt income from bank owned life insurance	(1,133)	(1,162)	(1,185)
Other, net	288	851	582

Income tax provision (benefit)	$(10,237)	$17,365	$25,708

Significant deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2009	2008
Deferred tax assets:
Depreciable assets	$3,782	$4,388
Allowance for credit losses	26,880	17,516
Deferred compensation	1,762	1,726
Real estate acquired by foreclosure	973	24
Nonaccrual loans	2,016	1,281
Stock-based compensation	1,058	897
Other	415	605

Total deferred tax assets	36,886	26,437

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008
Deferred tax liabilities:
Intangibles	3,022	3,672
Net unrealized gain on available-for-sale securities	4,309	2,175
Deferred loan origination costs	1,473	1,742
Unrealized gain on cash flow hedge	—	7,232
Prepaid expenses	1,137	1,194
Other	673	390

Total deferred tax liabilities	10,614	16,405

Net deferred tax assets	$26,272	$10,032

Deferred tax assets and liabilities are recorded within other assets and liabilities in the Consolidated Balance Sheets. As of December 31, 2009 and 2008, the Company had unrecognized tax benefits of $290 thousand and $265 thousand, respectively. The unrecognized tax benefit of $290 thousand has no impact on the effective tax rate.

A reconciliation of the beginning and ending amounts of the unrecognized tax benefit is listed below (in thousands):

	2009	2008
Beginning balance at January 1	$265	$619
Increases due to new contingencies	25	265
Decreases due to lapse of applicable statue of limitations	—	(619)

Ending balance at December 31	$290	$265

The Company’s policy is that it recognizes interest and penalties as a component of income tax expense. As of December 31, 2009, the Company had accrued interest and penalties of $25 thousand.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. During the years ended December 31, 2008 and 2007, the Company revised its estimate to remove contingent liabilities totaling $619 thousand and $98 thousand, respectively, related to the expiration of previous tax contingencies and refunds received, including the filing of various state tax returns related to the Company’s mortgage banking segment which was sold in 2003. There were no contingent liabilities removed during the year ended December 31, 2009.

15.	EMPLOYEE BENEFITS

Profit sharing plan—Through December 31, 2009, the Company’s profit sharing plan included substantially all employees. The profit sharing contribution is made at the discretion of the Board of Directors. Total contributions to the profit sharing plan were limited to 5% of the Company’s pre-tax net income, subject to Internal Revenue Service limitations. During 2008, there was no profit sharing contribution as the Company did not achieve the minimum performance metrics required for earnings per share and return on average assets. Earnings per share and return on average assets are the profit sharing plan metrics that were adopted in 2007. The profit sharing plan was terminated in 2009 upon approval of the Board of Directors. Through December 31, 2008, the Company also matched employee 401(k)

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

contributions at 50% of the first 6% of eligible compensation that an employee may elect to defer. The Company match fully vests after four years of service. In 2009, the 401(k) plan was revised to provide a Company match of 100% of the first 5% of eligible compensation. Employee contributions to the 401(k) plan accounts are optional. Contributions to the 401(k) are accrued and funded currently. In 2009 and 2008, the matching expense for the 401(k) was $2.5 million and $1.5 million, respectively. Total profit sharing and 401(k) matching contribution expenses were $2.5 million for 2009, $1.5 million for 2008, and $4.0 million for 2007.

Stock-based compensation—The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock units, restricted stock units, phantom stock awards, stock appreciation rights or stock options. On August 31, 2007, the Board of Directors of the Company approved and adopted the Long-Term Incentive Stock Performance Program (the “Program”) pursuant to which the Human Resources Programs Committee of the Board of Directors (the “Committee) may award equity-based awards to employees who are actively employed by the Company. All awards made under the 2003 Stock Plan vest over a three year period. Certain share awards granted under previous shareholder-approved plans are still outstanding and unvested at December 31, 2009. Options are granted to officers and employees at grant dates determined by the Committee. These options have exercise prices equal to the fair market value of the common stock at the date of grant, vest ratably over a three or four-year period and must be exercised within ten years from the date of grant. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Stock Plan).

Total stock-based compensation expense that was charged against income was $2.6 million, $3.6 million and $1.7 million for 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $556 thousand, $751 thousand and $407 thousand for 2009, 2008 and 2007, respectively.

Cash received for exercises under all share-based payment arrangements during 2009, 2008 and 2007 was $900 thousand, $1.0 million and $4.2 million, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The historical volatility is a measure of fluctuations in the Company’s share price. The fair value of options was estimated using the following weighted-average assumptions:

	2009	2008	2007
Expected term (years)	5.04	5.00	3.80
Risk-free interest rate	2.03%	3.03%	3.65%
Historical volatility	46.67%	29.70%	21.69%
Dividend yield	3.29%	2.11%	1.46%

A summary of changes in outstanding stock options as of December 31, 2009 is as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Shares under option, beginning of period	1,282	$9.42
Shares granted	383	6.53
Shares forfeited or expired	(186)	8.77
Shares exercised	(87)	5.11

Shares under option, end of period	1,392	$8.99	6.62	$22

Shares exercisable, end of period	741	$9.54	4.85	$22

The weighted average grant-date fair value of the options granted during the years ended December 31, 2009, 2008 and 2007 was $2.22, $2.83 and $3.31, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $174 thousand, $164 thousand and $1.2 million, respectively.

Share awards—A summary of the status of the Company’s nonvested share awards as of December 31, 2009 is presented below (shares in thousands):

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested share awards, beginning of year	480	$10.89
Shares granted	265	7.04
Shares forfeited	(53)	9.64
Shares vested	(182)	11.24

Nonvested share awards, end of year	510	$8.89

As of December 31, 2009, there was $2.4 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.48 years. The total fair value of shares vested during the year ended December 31, 2009

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

was $2.0 million. Included in the Program are certain grants of performance-based share awards whose vesting is contingent on the Company obtaining certain performance metrics. These performance metrics include an earnings per share growth versus the Company’s peer banks and a return on assets performance versus the Company’s peer banks. The Company records the performance-based share awards assuming performance metrics will be obtained. During 2009, the Company revised its estimates for performance-based share awards granted in 2007 to reflect a 50% performance obtainment. As a result, the Company reversed $640 thousand of stock-based compensation expense related to these 2007 performance-based share awards. Performance-based share awards granted in 2008 and 2009 were expensed assuming all performance metrics will be obtained. If performance measures are not met the expense for those awards not earned will be reversed.

On December 20, 2007, the Company entered into a new employment agreement with its chief executive officer (“CEO”). This agreement replaced the existing agreement, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”), to be earned based on specified performance metrics. The total value of this stock grant was based on the current market price on the date of grant. Under the revised agreement, the new performance metrics include an earnings per share growth versus the Company’s peer banks and a return on assets performance versus the Company’s peer banks. In addition, the vesting period changed from four years to three years. The Company records the performance-based share awards assuming performance metrics will be obtained. The Company recorded compensation expense of $701 thousand in 2008 related to the PRSUs granted under the new agreement. During 2009, the Company revised its estimate and determined that the CEO had earned 50% of the PRSUs awarded in 2007. As a result, the Company reversed $1.1 million of stock-based compensation expense related to the unearned awards. Although entitled to the vested and earned 50% of the PRSUs, the CEO elected not to accept the award. The CEO and the Company agreed to an irrevocable waiver on receipt and rights to the stock awards. Because the CEO was entitled to the PRSUs, the Company did not reverse the stock-based compensation expense related to the earned portion of the PRSUs. As such, the deferred tax asset associated with the earned PRSUs was written off against surplus in December 2009 with no income statement impact.

Stock purchase plan—The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) effective July 1, 2004, which superceded the 1994 Employee Stock Purchase Plan to eligible employees. An aggregate of 2.3 million shares of Company common stock may be issued under the Purchase Plan subject to adjustment upon changes in capitalization. The Purchase Plan is a compensatory benefit plan to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan is subscribed through payroll deductions which may not exceed 10% of the eligible employee’s compensation. The purchase price for shares available under the Purchase Plan is 90% of the lower of the fair market value on either the first or last day of each quarter. Compensation expense associated with the Purchase Plan was determined using a Black-Scholes-Merton option pricing formula. Assumptions used in this formula were the same as disclosed above for incentive stock options except that an expected term of three months was used. During 2009, 84,674 shares were subscribed for through payroll deductions under the Purchase Plan compared to 69,998 shares for 2008 and 46,672 shares for 2007.

Deferred compensation plans—In 1996, the Company adopted the Sterling Bancshares, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan enabled eligible participants, including certain executives, to make and receive contributions on a tax deferred basis. Additionally, the Deferred Compensation Plan, which was amended and restated effective January 1, 2001, allowed officers to make an election to defer up to 90% of their base salary, annual bonus, and/or special

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

bonus awards, if any, prior to the beginning of each calendar year. Any deferred amounts became unfunded liabilities of the Company. The Company paid a specified rate of return to the participants of the Deferred Compensation Plan as determined by the Human Resources Programs Committee. The Committee used the year-to-date, 10-year average Treasury rate as a guide in determining the effective interest rate for each year. For 2007, the interest rate paid was 5.30%. The Company recorded compensation expense of $118 thousand related to this plan for 2007.

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

At December 31, 2009 and 2008, investments held in the Rabbi Trust of $3.8 million and $2.7 million, respectively, were included in other assets on the Company’s Consolidated Balance Sheet. Investment funds held by the trust are accounted for as trading securities and therefore, unrealized gains and losses associated with these investments are included in the Company’s Statements of Income within other noninterest income. The Company had realized losses of $198 thousand on plan assets which were deducted from the plan assets during 2009. Plan assets that are invested in the Company’s common stock are included as a reduction of the Company’s shareholder equity. The funded Amended Deferred Compensation Plan liabilities totaling $4.3 million and $3.2 million are included in other liabilities at December 31, 2009 and 2008, respectively. An increase to compensation expense of $263 thousand was recorded during 2009 as a result of changes in the plan liabilities.

The Company also has unfunded defined benefit deferred compensation agreements for certain former management as the result of prior acquisitions. At both December 31, 2009 and 2008, these deferred compensation agreements have an estimated benefit obligation of $1.8 million which were included in other liabilities. These retirement agreements provide for varying monthly benefits ranging from ten years to the life of the participant.

16.	SHAREHOLDERS’ EQUITY

Common stock—During the second quarter of 2009, the Company issued 8.3 million shares of its common stock through a public stock offering, which resulted in net proceeds of approximately $54.6 million, after deducting underwriting fees and estimated offering expenses.

Treasury stock—On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2.5 million shares of common stock, not to exceed 500 thousand shares in any calendar year. On January 29, 2007, the Company’s Board of Directors authorized an increase in the number of shares to be repurchased to adjust for the three-for-two stock split approved by the Board of Directors on October 30, 2006. On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Repurchase Program”). The amendment increased by 750 thousand shares the total number of shares that may be repurchased by the Company under the Repurchase Program in the fiscal year 2007. The aggregate

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

number of shares originally approved by the Board of Directors for repurchase under the Repurchase Program remains unchanged at 3.8 million shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. In 2008, the Company repurchased 100 thousand shares at an average cost per share of $9.06, for a total purchase price of $906 thousand. There were no shares repurchased during 2009.

Preferred stock—On December 12, 2008, as part of the TARP Capital Purchase Program, the Company entered into a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the Company for a purchase price of $125 million in cash (i) sold 125,198 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series J and (ii) issued a Warrant to purchase 2.6 million shares of the Company’s common stock, for a price of $7.18 per share. The Series J Preferred Stock is nonvoting and qualified as Tier 1 Capital. The preferred stock dividend reduced earnings available to common shareholders and was computed at an annual rate of 5% per year.

During the second quarter of 2009, the Company fully redeemed the $125 million Series J preferred stock that was sold to the U.S. Treasury in December of 2008. The Company was approved to pay the funds back without any condition from regulators. As a result of the redemption, the Company recorded a one-time $7.5 million charge in the form of an accelerated deemed dividend to account for the difference between the amount at which the preferred stock sale had been initially recorded and its redemption price. At December 31, 2009, the Warrant to purchase 2.6 million shares of the Company’s common stock was still outstanding with the U.S. Treasury.

17.	EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed based on the following (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Net income (loss) applicable to common shareholders	$(22,316)	$38,221	$52,962
Basic:
Weighted average shares outstanding	78,696	73,177	72,659
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and nonvested share awards	—	311	467

Total	78,696	73,488	73,126

Earnings (loss) per common share
Basic	$(0.28)	$0.52	$0.73

Diluted	$(0.28)	$0.52	$0.72

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings (loss) per common share excludes 1,603,428, 837,381, and 550,505 options and nonvested share awards outstanding during 2009, 2008, and 2007, respectively, which were antidilutive. Options and nonvested share awards have been excluded from the computation of diluted loss per share for the year ended December 31, 2009, as the effect would have

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

been antidilutive. In addition, the calculation excludes the Warrant issued to the U.S. Treasury in December 2008 to purchase 2.6 million shares of common stock, which was antidilutive.

18.	COMMITMENTS AND CONTINGENCIES

Leases—A summary as of December 31, 2009, of noncancelable future operating lease commitments is as follows (in thousands):

2010	$8,479
2011	8,812
2012	8,277
2013	8,197
2014	7,118
Thereafter	70,597

Total	$111,480

In 2007, the Company entered into a lease agreement to consolidate its central and corporate offices at one central location in Houston, Texas. This move will be completed over the next year as the timing of the move is aligned with the remaining renewals and expirations of our existing leases.

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $11.7 million, $10.5 million and $9.0 million for 2009, 2008 and 2007, respectively.

Litigation—The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements—The Company has previously entered into severance and non-competition agreements with its CEO and certain other executive officers. Under these agreements, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20 thousand in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards. The agreement with the Company’s CEO expired in accordance with its terms on December 31, 2009, and was not renewed. The Company does anticipate entering into a new agreement with the CEO in 2010.

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

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

instrument for commitments to extend credit is represented by the contractual or notional amount of these instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance sheet instruments.

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	December 31,
	2009	2008
Commitments to extend credit	$704,107	$870,088
Standby and commercial letters of credit	55,312	104,079

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2009 and 2008, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

During the fourth quarter of 2008, the Company received $125 million in capital from the U.S. Treasury as the result of its participation in the TARP Capital Purchase Program. During the second quarter of 2009, the

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Company fully redeemed the $125 million Series J preferred stock that it sold to the U.S. Treasury in December 2008 (discussed in Note 16).

During 2009, the Company issued 8.3 million shares of its common stock through a public stock offering, which resulted in net proceeds of approximately $54.6 million, after deducting underwriting fees and estimated offering expenses.

In the current economic environment, the Company regularly assesses its ability to maintain and build its regulatory capital levels. In making this assessment, the Company takes into account a variety of factors, including its views as to the duration of the recession and the consequent impact on its markets and the real estate markets in particular, the Company’s provisioning for and charge-off of nonperforming assets, the liquidity needs of its organization, the capital levels of its peer institutions, and its ability to access the capital markets.

The Company also take into account its discussions and agreements with the Federal Deposit Insurance Corporation (“FDIC”) and its other regulators. As part of an informal agreement that Sterling Bank entered into on January 26, 2010, with the FDIC and the Texas Department of Banking, the Company has agreed to prepare and submit to such regulatory agencies a capital management plan that will reflect Sterling Bank’s plans to maintain for the next three years minimum regulatory capital levels that are currently unspecified. The Company intends to propose minimum capital levels in excess of the minimum requirements to remain well capitalized but below its regulatory capital levels at December 31, 2009, which, based on its discussions with the FDIC, the Company believes will be acceptable to the FDIC. Additionally, although not required to, the Company has agreed to provide the FDIC and the Texas Department of Banking advance notice of any dividend payments it would propose to make from Sterling Bank to Sterling Bancshares. The Company currently has available at the holding company sufficient liquidity to continue its current dividend payments and meet all of its other holding company only obligations for approximately 12 months without the payment of any dividends from Sterling Bank to Sterling Bancshares.

The Company’s informal agreement with the FDIC and the Texas Department of Banking also includes provisions requiring the Company to perform certain reviews of its personnel, policies, procedures and practices, none of which the Company believes will have a material impact on the operations of Sterling Bank or Sterling Bancshares. If the Company is unable to maintain the regulatory capital levels that it proposes in its capital management plan or if it fails to adequately resolve any other matters that any of its regulators may require the Company to address in the future, the Company could become subject to more stringent supervisory actions.

The Company’s informal agreement with the FDIC and the Texas Department of Banking does not include any other provision that it believes will have a material impact on the operations of the Company.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
Consolidated:
As of December 31, 2009:
Total capital (to risk weighted assets)	$526,919	14.4%	$292,569	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	424,409	11.6%	146,284	4.0%	N/A	N/A
Tier 1 capital (to average assets)	424,409	8.9%	191,045	4.0%	N/A	N/A

As of December 31, 2008:
Total capital (to risk weighted assets)	$632,015	14.9%	$338,491	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	513,518	12.1%	169,245	4.0%	N/A	N/A
Tier 1 capital (to average assets)	513,518	10.6%	194,316	4.0%	N/A	N/A

Sterling Bank:
As of December 31, 2009:
Total capital (to risk weighted assets)	$513,792	14.1%	$292,309	8.0%	$365,386	10.0%
Tier 1 capital (to risk weighted assets)	411,322	11.3%	146,154	4.0%	219,232	6.0%
Tier 1 capital (to average assets)	411,322	8.6%	190,915	4.0%	238,644	5.0%

As of December 31, 2008:
Total capital (to risk weighted assets)	$627,695	14.9%	$338,224	8.0%	$422,780	10.0%
Tier 1 capital (to risk weighted assets)	509,198	12.0%	169,112	4.0%	253,668	6.0%
Tier 1 capital (to average assets)	509,198	10.5%	194,180	4.0%	242,725	5.0%

Trust preferred securities are included in the Company’s Tier 1 capital for regulatory purposes pursuant to guidance from the Federal Reserve. Changes to existing guidance will become applicable on March 31, 2011 and will limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of Tier 1 capital, net of goodwill. At December 31, 2009, the entire amount of the $80.3 million of trust preferred securities outstanding would count as Tier 1 capital. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. This amount is limited to 50% of Tier 1 capital. Additionally, the final rules provide that trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. Under the final transitioned rules, there would not be a material impact on the Company’s consolidated capital ratios at December 31, 2009.

Dividend restrictions—Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. As discussed above, the Company is in the process of developing a capital management plan that it will submit to its banking regulators. That capital management plan will reflect a variety of operational factors including its plans for dividend payments from the Bank to Sterling Bancshares and from Sterling Bancshares to its shareholders. Although not required to, the Company has agreed to give its regulators advance notice of any dividend payments it would propose to make from Sterling Bank to Sterling Bancshares. The Company has sufficient liquidity to continue its current dividend payments and meet our other parent-only obligations for 12 months without the payment of any dividends from the Bank.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

21.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Available-for-sale securities	$846,216	$—	$843,731	$2,485
Interest rate swap	2,357	—	2,357	—

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Available-for-sale securities	$633,357	$—	$630,841	$2,516
Cash flow hedges	20,967	—	20,967	—
Interest rate swap	3,361	—	3,361	—

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

	Level 3 Instruments
	Fair Value Measurements Using Significant Unobservable Inputs
	Available-for-Sale Securities
	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance at beginning of period	$2,516	$3,586
Total gains or losses for the period included in:
Noninterest income	—	(722)
Other comprehensive income	739	78
Purchases, issuances, settlements and amortization	(770)	(426)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$2,485	$2,516

Net unrealized losses included in net income for the period relating to assets held at the end of period	$—	$(722)

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Assets measured on a nonrecurring basis include held-to-maturity debt securities, impaired loans, other real estate

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

owned, other repossessed assets and loans held for sale. Assets measured at fair value on a nonrecurring basis are summarized below.

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the year ended December 31, 2009, individually assessed impaired loans over $250 thousand were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Individually assessed impaired loans with a carrying value of $112 million were reduced by a specific valuation allowance or charged-down to their fair value of $72.7 million during the year ended December 31, 2009.

The Company recorded additions to other real estate owned and other repossessed assets of $15.0 million and $37.5 thousand, respectively, which were outstanding at December 31, 2009. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs within the fair value hierarchy based on observable market data and Level 3 inputs based on customized discounting criteria. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs through the allowance for loan losses. Foreclosed assets totaling $9.7 million were remeasured at fair value subsequent to initial recognition. In connection with the remeasurement, the Company recorded a loss on other real estate owned of $2.3 million and on other repossessed assets of $30.9 thousand for the year ended December 31, 2009.

During the second quarter of 2009, the Company recorded a $14.0 thousand credit-related OTTI on one held-to-maturity debt security with an amortized cost basis of $7.3 million based on its cash flow analysis using Level 2 inputs within the fair value hierarchy. This security was subsequently sold in the fourth quarter of 2009 for a realized loss of $2.0 million.

As of December 31, 2009, the Company had a balance of $11.8 million in loans held for sale. Loans held for sale are considered a Level 3 input within the fair value hierarchy based on current investor market pricing from investors in these types of loans.

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

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2009.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Held-to-maturity securities	$222,845	$222,340	$172,039	$163,860
Loans held for sale	11,778	11,778	1,524	1,524
Loans held for investment, net of allowance	3,158,541	2,998,569	3,743,113	3,835,965
Financial liabilities:
Time deposits	946,279	946,897	1,171,422	1,175,389
Other borrowed funds	97,245	95,368	408,586	399,879
Subordinated debt	77,338	72,889	78,335	78,335
Junior subordinated debt	82,734	54,414	82,734	82,734

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

Held-to-Maturity Securities—These securities are classified within Level 2 of the fair value hierarchy. Securities are valued based on quoted prices in an active market when available. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities can be classified within Level 3 of the valuation hierarchy. These securities would be valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and prepayment rates.

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

Loans Held for Investment—The fair value of loans is estimated by discounting the future cash flows on ‘pass’ grade loans using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated ‘life-of-the-loan’

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are highly judgmental because the Company does not have a validated model to estimate lifetime losses on large portions of its loan portfolio. The estimate of lifetime credit losses was increased during 2009 because of more recent loss experience and the expectation of a prolonged cycle of economic weakness. Additionally, during 2009 the Company applied a liquidity spread to the discount rate due to a deterioration in the market for loan sales. Impaired loans are not included in this credit adjustment as they are already considered to be held at fair value. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio.

Time Deposits—The fair value of time deposits is estimated by discounting future cash flows using the LIBOR yield curve plus a spread to represent current rates at which similar deposits would be priced.

Other Borrowed Funds—Fair value is generally estimated based on the discounted cash flow method using the LIBOR yield curve plus credit spread, adjusted for an estimate of the Company’s credit quality. Contractual cash flows are discounted using rates currently offered for new borrowings with similar remaining maturities and, as such, these discount rates include the Company’s current spread levels.

Subordinated Debt—The fair value of subordinated debt is estimated by discounting future cash flows using the LIBOR yield curve plus a spread to represent current rates at which similar subordinated debt would be priced.

Junior Subordinated Debt—The fair value of junior subordinated debt is estimated by discounting future cash flows using the LIBOR yield curve plus a spread to represent current rates at which similar junior subordinated debt would be priced.

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

22.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$57,672	$59,934	$61,422	$62,464	$67,286	$68,314	$68,452	$70,572
Interest expense	10,892	12,083	12,854	13,954	16,910	18,846	18,208	22,576

Net interest income	46,780	47,851	48,568	48,510	50,376	49,468	50,244	47,996
Provision for credit losses	11,000	56,131	11,500	9,000	7,500	10,100	8,167	4,150

Net interest income after provision for credit losses	35,780	(8,280)	37,068	39,510	42,876	39,368	42,077	43,846
Noninterest income	5,491	9,113	10,493	10,798	9,641	9,801	10,870	10,715
Noninterest expense	39,490	40,075	44,021	39,598	39,117	38,997	37,708	37,388

Income (loss) before income taxes	1,781	(39,242)	3,540	10,710	13,400	10,172	15,239	17,173
Income tax provision (benefit)	45	(14,518)	933	3,303	3,787	3,082	4,932	5,564

Net income (loss)	$1,736	$(24,724)	$2,607	$7,407	$9,613	$7,090	$10,307	$11,609

Preferred stock dividends	—	—	7,458	1,884	398	—	—	—

Net income (loss) applicable to common shareholders	$1,736	$(24,724)	$(4,851)	$5,523	$9,215	$7,090	$10,307	$11,609

Earnings (loss) per common share:
Basic	$0.02	$(0.30)	$(0.06)	$0.08	$0.13	$0.10	$0.14	$0.16

Diluted	$0.02	$(0.30)	$(0.06)	$0.08	$0.13	$0.10	$0.14	$0.16

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

23.	PARENT-ONLY FINANCIAL STATEMENTS

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In thousands)

	2009	2008
ASSETS
Cash and cash equivalents	$13,116	$3,825
Accrued interest receivable and other assets	1,661	2,304
Investment in subsidiaries	607,702	719,074
Investment in Sterling Bancshares Capital Trusts	2,484	2,484

TOTAL ASSETS	$624,963	$727,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$1,696	$1,814
Junior subordinated debt	82,734	82,734

Total liabilities	84,430	84,548

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	118,012
Common stock	83,721	75,128
Capital surplus	170,848	121,918
Retained earnings	295,909	332,009
Treasury stock	(21,399)	(21,399)
Accumulated other comprehensive gain, net of tax	11,454	17,471

Total shareholders’ equity	540,533	643,139

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$624,963	$727,687

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	2009	2008	2007
REVENUES:
Dividends received from bank subsidiaries	$21,400	$15,995	$25,495
Interest income on time deposits	9	—	—
Other income	118	173	191

Total revenues	21,527	16,168	25,686
EXPENSES:
Interest expense:
Junior subordinated debt	4,487	5,731	6,239
General and administrative	2,134	1,429	2,509

Total expenses	6,621	7,160	8,748
Income before equity in undistributed earnings of subsidiaries and income taxes	14,906	9,008	16,938
Equity in undistributed earnings (loss) of subsidiaries	(30,156)	27,163	33,026

Income (loss) before income tax benefit	(15,250)	36,171	49,964
Income tax benefit	2,276	2,448	2,998

Net income (loss)	$(12,974)	$38,619	$52,962

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,974)	$38,619	$52,962
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiary	30,156	(27,163)	(33,026)
Change in operating assets and liabilities:
Accrued interest receivable and other assets	644	356	3,153
Accrued interest payable and other liabilities	(118)	73	8

Net cash provided by operating activities	17,708	11,885	23,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments in and advances to subsidiaries	(50,000)	(125,198)	—
Sale or repayment of investments in and advances to subsidiaries	125,198	—	—
Purchase of Partners Bank of Texas	—	—	(25,319)

Net cash provided by (used in) investing activities	75,198	(125,198)	(25,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(63)	(1,091)	(10,387)
Proceeds from issuance of common stock	57,586	4,685	4,952
Proceeds from issuance of preferred stock	—	125,198	—
Redemption of preferred stock	(125,198)	—	—
Payments of cash dividends	(15,940)	(16,115)	(15,238)
Proceeds from the issuance of Statutory Trust IV	—	—	25,774

Net cash (used in) provided by financing activities	(83,615)	112,677	5,101

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,291	(636)	2,879

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,825	4,461	1,582

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,116	$3,825	$4,461