Form 10-Q
period 2010-03-31
STERLING BANCSHARES INC
filed 2010-05-10
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
[Common Stock, $1.00 par value per share]	101,870,457 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$361,199	$246,215
Available-for-sale securities, at fair value	920,082	846,216
Held-to-maturity securities, at amortized cost	267,503	222,845

Loans held for sale	18,055	11,778
Loans held for investment	3,096,261	3,233,273

Total loans	3,114,316	3,245,051
Allowance for loan losses	(76,646)	(74,732)

Loans, net	3,037,670	3,170,319

Premises and equipment, net	47,396	48,816
Real estate acquired by foreclosure	17,282	16,763
Goodwill	173,210	173,210
Core deposit and other intangibles, net	11,077	11,626
Accrued interest receivable	15,462	16,502
Other assets	192,498	184,536

TOTAL ASSETS	$5,043,379	$4,937,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,167,602	$1,144,133
Interest-bearing demand	2,031,399	2,004,539
Certificates and other time	925,427	946,279

Total deposits	4,124,428	4,094,951
Other borrowed funds	99,012	97,245
Subordinated debt	77,737	77,338
Junior subordinated debt	82,734	82,734
Accrued interest payable and other liabilities	39,944	44,247

Total liabilities	4,423,855	4,396,515

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value, 150,000,000 shares authorized, 103,744,832 and 83,720,767 issued and 101,877,332 and 81,853,266 outstanding at March 31, 2010 and December 31, 2009, respectively	103,745	83,721
Capital surplus	237,439	170,848
Retained earnings	288,436	295,909
Treasury stock, at cost, 1,867,500 shares held at March 31, 2010 and December 31, 2009	(21,399)	(21,399)
Accumulated other comprehensive income, net of tax	11,303	11,454

Total shareholders’ equity	619,524	540,533

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,043,379	$4,937,048

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$43,649	$53,000
Securities:
Taxable	9,117	8,558
Non-taxable	925	900
Deposits in financial institutions	115	—
Other interest-earning assets	1	6

Total interest income	53,807	62,464

Interest expense:
Demand and savings deposits	4,212	3,492
Certificates and other time deposits	3,352	7,467
Other borrowed funds	448	812
Subordinated debt	687	979
Junior subordinated debt	1,028	1,204

Total interest expense	9,727	13,954

Net interest income	44,080	48,510
Provision for credit losses	22,936	9,000

Net interest income after provision for credit losses	21,144	39,510

Noninterest income:
Customer service fees	3,488	4,112
Net gain on securities	20	15
Wealth management fees	2,098	2,202
Other	931	4,469

Total noninterest income	6,537	10,798

Noninterest expense:
Salaries and employee benefits	20,503	22,277
Occupancy	5,790	5,869
Technology	2,417	2,505
Professional fees	2,005	1,197
Postage, delivery and supplies	708	721
Marketing	269	431
Core deposit and other intangibles amortization	549	565
FDIC insurance assessments	2,547	1,232
Other	4,165	4,801

Total noninterest expense	38,953	39,598

Income (loss) before income taxes	(11,272)	10,710
Income tax provision (benefit)	(5,024)	3,303

Net income (loss)	$(6,248)	$7,407

Preferred stock dividends	—	1,884

Net income (loss) applicable to common shareholders	$(6,248)	$5,523

Earnings (loss) per common share:
Basic	$(0.07)	$0.08

Diluted	$(0.07)	$0.08

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2009	125,198	$118,012	75,128	$75,128	$121,918	$332,009	(1,868)	$(21,399)	$17,471	$643,139

Comprehensive income:
Net income						7,407				7,407
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $2,181									4,051	4,051
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of ($1,553)									(2,884)	(2,884)

Total comprehensive income										8,574

Issuance of common stock under incentive compensation plans and related tax effects			45	45	22					67
Stock-based compensation expense					958					958
Shares held in Rabbi Trust			(5)	(5)	(21)					(26)
Preferred stock dividends paid and amortization of preferred stock discount		320				(1,884)				(1,564)
Common stock dividends paid						(4,034)				(4,034)

BALANCE AT MARCH 31, 2009	125,198	$118,332	75,168	$75,168	$122,877	$333,498	(1,868)	$(21,399)	$18,638	$647,114

BALANCE AT JANUARY 1, 2010	—	$—	83,721	$83,721	$170,848	$295,909	(1,868)	$(21,399)	$11,454	$540,533

Comprehensive loss:
Net loss						(6,248)				(6,248)
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $738									1,384	1,384
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of ($820)									(1,523)	(1,523)
Less: Reclassification adjustment for gains on available-for-sale included in net income, net of taxes of $6									(12)	(12)

Total comprehensive loss										(6,399)

Issuance of common stock			20,000	20,000	66,937					86,937
Issuance of common stock under incentive compensation plans and related tax effects			22	22	(155)					(133)
Stock-based compensation expense (reversal)					(197)					(197)
Shares held in Rabbi Trust			2	2	6					8
Common stock dividends paid						(1,225)				(1,225)

BALANCE AT MARCH 31, 2010	—	$—	103,745	$103,745	$237,439	$288,436	(1,868)	$(21,399)	$11,303	$619,524

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,248)	$7,407
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,015	334
Net gain on securities	(20)	(15)
Net loss (gain) on loans	2,412	(113)
Provision for credit losses	22,936	9,000
Writedowns, less gains on sale, of real estate acquired by foreclosure	(162)	24
Depreciation and amortization	2,440	2,613
Stock-based compensation expense (net of tax benefit recognized)	(42)	701
Excess tax benefits from share-based payment arrangements	(2)	—
Net (increase) decrease in loans held for sale	(1,629)	124
Net gain on sale of bank assets	(137)	(13)
Net (increase) decrease in accrued interest receivable and other assets	(3,020)	1,441
Net (decrease) increase in accrued interest payable and other liabilities	(4,322)	6,233

Net cash provided by operating activities	13,221	27,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	7,302	4,207
Purchases of held-to-maturity securities	(52,062)	(2,149)
Proceeds from the maturities or calls and paydowns of available-for-sale securities	67,887	38,377
Proceeds from the sale of available-for-sale securities	—	375
Purchases of available-for-sale securities	(146,580)	(73,433)
Net decrease in loans held for investment	103,384	60,188
Proceeds from sale of real estate acquired by foreclosure	5,189	283
Purchase of premises and equipment	(470)	(5,898)

Net cash (used in) provided by investing activities	(15,350)	21,950

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	29,477	115,320
Net increase (decrease) in other borrowed funds	1,767	(130,312)
Proceeds from issuance of common stock under incentive compensation plans	147	67
Proceeds from issuance of common stock, net of expenses	86,937	—
Repurchase of common stock for Rabbi Trust	8	(26)
Excess tax benefits from share-based payment arrangements	2	—
Preferred stock dividends paid	—	(1,095)
Common stock dividends paid	(1,225)	(4,034)

Net cash provided by (used in) financing activities	117,113	(20,080)

NET INCREASE IN CASH AND CASH EQUIVALENTS	114,984	29,606
CASH AND CASH EQUIVALENTS:
Beginning of period	246,215	113,163

End of period	$361,199	$142,769

Supplemental information:
Income taxes paid	$—	$—
Interest paid	10,964	15,717
Noncash investing and financing activities -
Acquisition of real estate through foreclosure of collateral	5,546	2,960
Transfer of loans from held for investment to held for sale	3,563	—

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are unaudited and include the accounts of Sterling Bancshares, Inc. and its subsidiaries (the “Company”). The Company’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.

The Company has evaluated subsequent events through the date the financials statements were issued.

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

Business Combinations: On January 1, 2009, new authoritative accounting guidance under ASC 805 Business Combinations became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC 805 requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need in order to evaluate and understand the nature and financial effect of the business combination. Assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if the fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. ASC 805 will apply to future acquisitions by the Company subsequent to January 1, 2009.

Derivatives and Hedging: ASC 815 Derivatives and Hedging amends and expands the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 9 - Derivative Financial Instruments.

Fair Value Measurement and Disclosures: In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASU 2010-06”) Improving Disclosures About Fair Value Measurements which amends ASC 820-10 Fair Value Measurement and Disclosures. ASU 2010-06 provides amendments to ASC 820-10 that require new disclosures regarding activity within the Level 1, 2 and 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding the level of disaggregation of assets and liabilities in addition to the disclosures about the valuation techniques and inputs used to measure fair value. ASC 820 affirmed that the fair value measurement objective when a market is not active is the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. ASC 820 provided additional guidance when the volume and level of activity for the asset or liability significantly decreased and included guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted ASC 820 during the quarter ended June 30, 2009. ASC 820 did not have a significant impact on the Company’s financial condition and results of operations. The Company adopted ASU 2010-06 during the first quarter of 2010. The enhanced disclosures related to ASU 2010-06 and ASC 820 are included in Note 15 – Disclosures About Fair Value of Financial Instruments.

Investments – Debt and Equity Securities: ASC 320 Investments – Debt and Equity Securities amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security prior to recovery. ASC 320 became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 320 during the quarter ended June 30, 2009. The expanded disclosures and discussion of other-than-temporarily impaired debt securities related to ASC 320 are included in Note 2 – Securities.

Financial Instruments: ASC 825 and ASU 2010-06 Financial Instruments require expanded disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The expanded disclosure requirements for ASC 825 are included in Note 15 – Disclosures About Fair Value of Financial Instruments.

Earnings Per Share: ASC 260 Earnings Per Share provides that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) that are participating securities shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not have nonvested share-based payment awards that contain rights to dividends or dividend equivalents that are participating securities.

Subsequent Events: In February 2010, the FASB issued ASU 2010-09 Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 provides amendments to ASC 855-10 requiring an entity to evaluate subsequent events through the date that the financial statements are issued. In addition, ASU 2010-09 no longer requires a public entity to disclose the date through which subsequent events have been evaluated. ASC 855 Subsequent Events addressed events which occur after the balance sheet date but before the issuance of financial statements. Under ASC 855, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The Company adopted ASU 2010-09 and ASC 855 and has included the required disclosures above.

Transfers and Servicing: ASC 860 Transfers and Servicing improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 became effective for annual reporting periods that began after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter, with early adoption prohibited. ASC 860 must be applied to transfers occurring on or after the effective date. The Company adopted ASC 860 during the first quarter of 2010. The adoption of ASC 860 did not have a significant impact on the Company’s financial condition or results of operations.

Consolidation: ASC 810 Consolidation improves financial reporting by enterprises involved with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter, with earlier adoption prohibited. The adoption of ASC 810 did not have a significant impact on the Company’s financial condition or results of operations.

2. SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$72,448	$198	$(129)	$72,517
Obligations of states of the U.S. and political subdivisions	1,140	33	—	1,173
Mortgage-backed securities and collateralized mortgage obligations	818,177	15,774	(2,207)	831,744
Other securities	13,895	858	(105)	14,648

Total	$905,660	$16,863	$(2,441)	$920,082

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$99,055	$3,811	$(52)	$102,814
Mortgage-backed securities and collateralized mortgage obligations	168,448	324	(3,588)	165,184

Total	$267,503	$4,135	$(3,640)	$267,998

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$56,417	$139	$(69)	$56,487
Obligations of states of the U.S. and political subdivisions	1,235	35	—	1,270
Mortgage-backed securities and collateralized mortgage obligations	762,337	14,578	(2,903)	774,012
Other securities	13,915	660	(128)	14,447

Total	$833,904	$15,412	$(3,100)	$846,216

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$101,091	$3,479	$(80)	$104,490
Mortgage-backed securities and collateralized mortgage obligations	121,754	281	(4,185)	117,850

Total	$222,845	$3,760	$(4,265)	$222,340

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at March 31, 2010 are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$42,968	$42,937	$11,815	$11,977
Due after one year through five years	30,620	30,753	45,531	47,748
Due after five years through ten years	—	—	35,834	37,015
Due after ten years	—	—	5,875	6,074
Mortgage-backed securities and collateralized mortgage obligations	818,177	831,744	168,448	165,184
Other securities	13,895	14,648	—	—

Total	$905,660	$920,082	$267,503	$267,998

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at March 31, 2010.

Securities with carrying values totaling $250 million and fair values totaling $258 million were pledged to secure public deposits at March 31, 2010.

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

	March 31, 2010
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$35,008	$(129)	$34,879	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	165,657	(1,506)	164,151	4,111	(701)	3,410
Other securities	—	—	—	12,242	(105)	12,137

Total	$200,665	$(1,635)	$199,030	$16,353	$(806)	$15,547

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$4,348	$(51)	$4,297	$101	$(1)	$100
Mortgage-backed securities and collateralized mortgage obligations	131,086	(894)	130,192	28,289	(2,694)	25,595

Total	$135,434	$(945)	$134,489	$28,390	$(2,695)	$25,695

	December 31, 2009
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$17,492	$(69)	$17,423	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	214,750	(2,201)	212,549	4,282	(702)	3,580
Other securities	—	—	—	12,089	(128)	11,961

Total	$232,242	$(2,270)	$229,972	$16,371	$(830)	$15,541

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$4,985	$(80)	$4,905	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	82,385	(960)	81,425	29,991	(3,225)	26,766

Total	$87,370	$(1,040)	$86,330	$29,991	$(3,225)	$26,766

For all security types discussed below where no OTTI is considered necessary at March 31, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Obligations of the U.S. Treasury and other U.S. government agencies: The agency securities consist of discount notes and medium-term notes issued by the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). These securities are fixed rate and may be callable at the option of the issuer. They were purchased at premiums or discounts. They have maturity dates up to seven years and have contractual cash flows guaranteed by agencies of the U.S. Government. The decline in fair value was generally attributable to interest rates and not credit quality. As such, no OTTI is considered necessary for these securities at March 31, 2010.

Obligations of states of the U.S. and political subdivisions: The municipal bonds are largely comprised of General Obligation (GO) bonds issued by school districts or municipalities. These bonds have fixed-rates and maturities of 15 years or less. During 2008, there were credit rating downgrades announced with regard to most of the insurers of the Company’s municipal bonds. These insurers provide a credit enhancement for the vast majority of municipal bond securities owned by the Company. Despite these downgrades, the municipal bonds owned by the Company are all considered to be investment grade due either to the underlying credit rating of the issuer or the current credit rating of the insurer. These securities will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform, even if the nationally recognized statistical ratings organizations (“NRSROs”) further reduce the credit rating of the bond insurers.

Mortgage-backed securities and collateralized mortgage obligations (“CMO”): The agency mortgage-backed securities are comprised largely of fixed and variable rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), FNMA, or FHLMC. They have maturity dates of up to 40 years and have contractual cash flows guaranteed by agencies of the U.S. Government. The decline in fair value was generally attributable to changes in interest rates and not credit quality. As such, no OTTI was considered necessary for these securities at March 31, 2010.

Other securities: These securities include certain interest-only securities, which are tied to underlying government guaranteed loans and are subject to prepayment and interest rate fluctuations. In addition, this category of securities includes a Community Reinvestment Act oriented mutual fund. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before a recovery of their amortized cost basis. As such, no OTTI is considered necessary for these securities at March 31, 2010.

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

Held-to-Maturity (HTM) Debt Securities

For debt securities where the Company has determined that an OTTI exists and the Company does not intend to sell the security or if it is not more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the impairment is separated into the amount that is credit-related and the amount due to all other factors. The credit-related impairment is recognized in earnings, and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. For debt securities classified as held-to-maturity, the amount of noncredit-related impairment recognized in other comprehensive income is accreted over the remaining life of the debt security as an increase in the carrying value of the security. There was no other-than-temporary impairment recorded on held-to-maturity securities during the three month periods ended March 31, 2010 and 2009.

Available-for-Sale (AFS) Securities

There was no OTTI recorded during the three month periods ended March 31, 2010 or 2009 on available-for-sale securities.

Realized Gains on Securities

Available-for-Sale Securities

During the first quarter of 2010, the Company recorded $20.0 thousand of gains on calls of available-for-sale securities compared to gains on sales of available-for-sale securities of $15.0 thousand recorded during the first quarter of 2009.

3. LOANS

The loan portfolio is classified by major type as follows (in thousands):

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
Loans held for sale
Real estate:
Commercial	$15,152	0.5%	$10,698	0.3%
Residential mortgage	2,903	0.1%	1,080	0.0%

Total loans held for sale	18,055	0.6%	11,778	0.3%

Loans held for investment
Domestic
Commercial and industrial	688,741	22.1%	795,789	24.5%
Real estate:
Commercial	1,671,610	53.7%	1,667,038	51.5%
Construction	330,855	10.6%	360,444	11.1%
Residential mortgage	346,371	11.1%	344,807	10.6%
Consumer/other	48,246	1.5%	52,124	1.6%
Foreign loans
Commercial and industrial	9,257	0.3%	10,752	0.3%
Other loans	1,181	0.1%	2,319	0.1%

Total loans held for investment	3,096,261	99.4%	3,233,273	99.7%

Total loans	$3,114,316	100.0%	$3,245,051	100.0%

Loan maturities and rate sensitivity of the loans held for investment, excluding residential mortgage and consumer loans, at March 31, 2010 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$473,994	$182,673	$32,074	$688,741
Real estate - commercial	224,071	822,141	625,399	1,671,611
Real estate - construction	157,914	119,311	53,630	330,855
Foreign loans	6,549	1,331	2,328	10,208

Total	$862,528	$1,125,456	$713,431	$2,701,415

Loans with a fixed interest rate	$182,828	$762,089	$196,801	$1,141,718
Loans with a floating interest rate	679,700	363,367	516,630	1,559,697

Total	$862,528	$1,125,456	$713,431	$2,701,415

The loan portfolio consists of various types of loans with approximately 90% outstanding to borrowers located in the Houston, San Antonio, Dallas and Fort Worth, Texas metropolitan areas.

As of March 31, 2010, there was no concentration of loans to any one type of industry exceeding 10% of total loans, nor were there any loans classified as highly leveraged transactions. The Company’s largest industry concentrations were in the hospitality and energy loan portfolios, which were approximately $300 million, or 9.7%, and $199 million, or 6.4%, of total loans at March 31, 2010.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported in the balance sheet as loans held for investment stated at the principal amount outstanding adjusted for charge-offs, the allowance for loan losses, deferred fees or costs and unamortized premiums or discounts. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future, and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value.

During the first quarter of 2010, the Company transferred $3.5 million in net book value of commercial real estate loans to held for sale that were originally classified as held for investment. This amount includes a $3.1 million commercial real estate loan that was sold during the second quarter of 2010. There were no loans transferred from the held for investment category to loans held for sale during the three months ended March 31, 2009.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business and are made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	March 31, 2010	December 31, 2009
Beginning balance	$2,141	$2,100
New loans	—	240
Repayments	(194)	(199)

Ending balance	$1,947	$2,141

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The recorded investment in individually assessed impaired loans was $130 million at March 31, 2010 of which $25.7 million required specific reserves of $4.9 million. The recorded investment in individually assessed impaired loans was $150 million at December 31, 2009 of which $104 million required specific reserves of $11.6 million. The Company has no further significant commitments to lend additional funds to these borrowers. Impaired loans at March 31, 2010 included $10.9 million of loans classified as held for sale compared to $9.9 million at December 31, 2009. No interest on impaired loans was received during the three months ended March 31, 2010 and 2009, respectively.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Nonperforming loans of $136 million at March 31, 2010 and $103 million at December 31, 2009, have been categorized by management as nonaccrual loans. Interest forgone on nonaccrual loans was $3.1 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, loans restructured as part of a troubled debt restructuring totaled approximately $54.5 million of which $43.8 million were considered nonaccrual. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms.

Accruing loans 90 days past due or more were $306 thousand and $41 thousand at March 31, 2010 and December 31, 2009, respectively.

4. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$74,732	$49,177
Loans charged-off	22,444	2,858
Loan recoveries	(1,422)	(832)

Net loans charged-off	21,022	2,026
Provision for loan losses	22,936	9,552

Allowance for loan losses at end of period	76,646	56,703

Allowance for unfunded loan commitments at beginning of period	2,852	1,654
Provision for losses on unfunded loan commitments	—	(552)

Allowance for unfunded loan commitments at end of period	2,852	1,102

Total allowance for credit losses	$79,498	$57,805

5. GOODWILL AND OTHER INTANGIBLES

Goodwill totaled $173 million at March 31, 2010 and December 31, 2009. Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amount. Goodwill is assigned to reporting units for purposes of impairment testing. Reporting units used for the goodwill impairment testing include the Company’s banking operations and MBM Advisors. Management does not believe any of the

Company’s goodwill was impaired at March 31, 2010. Other intangible assets consist primarily of core deposits and other intangibles. Intangible assets with definite useful lives are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is approximately 10 years. An intangible asset subject to amortization shall be tested for recoverability whenever events or changes in circumstances, such as a significant or adverse change in the business climate that could affect the value of the intangible asset, indicate that its carrying amount may not be recoverable. An impairment loss is recorded to the extent the carrying amount of the intangible asset exceeds its fair value.

Other intangible assets totaled $11.1 million at March 31, 2010 including $8.4 million related to core deposits and $2.7 million related to customer relationships. Other intangible assets totaled $11.6 million at December 31, 2009, including $8.8 million related to core deposits and $2.8 million related to customer relationships. Core deposit and other intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. The total amortization expense related to intangible assets was $549 thousand and $565 thousand for the three month periods ended March 31, 2010 and 2009, respectively. The projected amortization for core deposits and other intangibles as of March 31, 2010, is as follows (in thousands):

2010	$1,600
2011	2,011
2012	1,801
2013	1,695
2014	1,584
Thereafter	2,386

Total	$11,077

6. OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Federal Home Loan Bank advances	$40,500	$40,500
Repurchase agreements	56,455	55,695
Federal funds purchased and other short-term borrowings	2,057	1,050

Total	$99,012	$97,245

Federal Home Loan Bank Advances - The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. At March 31, 2010, the Company had total funds of $1.4 billion available under this agreement of which $40.5 million was outstanding with an average interest rate of 2.95%. At March 31, 2010, the Company had $40.0 million of FHLB advances with a maturity of seven years and $500 thousand of FHLB advances with a remaining maturity of less than three months. These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day, while structured repurchase agreements with other financial institutions have varying terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities. The securities underlying the structured repurchase agreements are held in safekeeping by the purchasing financial institution. At March 31, 2010 and December 31, 2009, the Company had securities sold under agreements to repurchase with banking customers of $6.5 million and $5.7 million, respectively. Structured repurchase agreements totaled $50.0 million at March 31, 2010 and December 31, 2009, and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a fixed rate of 3.88% and 3.50%, respectively. The rate on these repurchase agreements was zero at December 31, 2009. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

7. SUBORDINATED DEBT

The Bank has approximately $75.0 million of subordinated debt outstanding at March 31, 2010. Of that $75.0 million, $50.0 million is in subordinated unsecured notes outstanding that bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. Debt issuance costs of approximately $1.0 million are being amortized over the ten-year term of the notes on a straight-line basis. In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the bank swapped the fixed rate to a floating rate (discussed in Note 9).

The remaining subordinated debt outstanding at the Bank is a subordinated note in the aggregate principal amount of $25.0 million. The subordinated note bears interest at a rate equal to LIBOR plus 2.50% and is reset quarterly. The unpaid principal balance plus all accrued and unpaid interest on the subordinated note is due and payable on September 15, 2018. The Bank may prepay the subordinated note without penalty on any interest payment date on or after September 15, 2013. As of March 31, 2010, the floating rate was 2.76% on the subordinated note compared to 2.75% at December 31, 2009.

8. JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of March 31, 2010 and December 31, 2009, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

The trust preferred securities issued under Statutory Trust One, BOTH Capital Trust I, and Capital Trust IV bear interest on a floating rate that resets quarterly. As of March 31, 2010, the floating rate on these securities was 3.74%, 3.35% and 1.86%, respectively, compared to 3.70%, 3.38% and 1.85%, respectively, at December 31, 2009.

9. DERIVATIVE FINANCIAL INSTRUMENTS

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets (in thousands):

	March 31, 2010			December 31, 2009
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments:
Fair value hedge of interest rate risk:
Interest rate swap	$50,000	$2,756	$—	$50,000	$2,357	$—

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million. This swap is designated as a fair value hedge of the Company’s $50 million in subordinated debentures and qualifies for the “short-cut” method of accounting. Under the terms of the swap agreement, the Bank receives a fixed coupon rate of 7.375% and pays a variable interest rate equal to the three-month LIBOR that is reset on a quarterly basis, plus 3.62%.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings. As the fair value hedge qualifies for the “short-cut” method, the gain or loss on the derivative exactly offsets the loss or gain on the hedged item, resulting in zero net earnings impact.

The table below presents the effect of the Company’s fair value derivative financial instruments on the Consolidated Statements of Income for the three months ended March 31, 2010 and 2009 (in thousands):

	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item
	Interest expense Three Months Ended		Interest expense Three Months Ended
	2010	2009	2010	2009
Fair value hedge of interest rate risk:
Interest rate swap	$399	$(26)	$(399)	$26

The Company recognized a net reduction to interest expense of $437 thousand and $248 thousand for the three months ended March 31, 2010 and 2009, respectively, related to the Company’s fair value hedge.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company used interest rate floors and collars as part of its interest rate risk management strategy. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. Interest rate collars designated as cash flow hedges involve the payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and receipts of variable-rate amounts if interest rates fall below the floor strike rate on the contract. During 2006, the Company purchased a prime interest rate floor with a notional amount of $113 million and a strike rate of 8.00% and a prime interest rate collar contract with a notional amount of $250 million and an 8.42% interest rate cap and an 8.00% interest rate floor. These contracts were designated as cash flow hedges of the monthly interest receipts from a portion of the Company’s portfolio of prime-based variable rate loans. During the third quarter of 2009, the Company’s interest rate floor matured, and the Company terminated its interest rate collar; accordingly, the Company does not have any derivatives designated as cash flow hedges of interest rate risk as of March 31, 2010.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2009, such derivatives were used to hedge the forecasted variable cash inflows associated with existing pools of prime-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009, the Company recognized a gain of $763 thousand due to cash flow hedge ineffectiveness attributable to the aggregate principal amount of the designated loan pools falling below the notional amount. There was no hedge ineffectiveness recognized during the three months ended March 31, 2010.

The amount reported in other comprehensive income related to the gain on the terminated collar will be reclassified to interest income, as interest payments are received on the Company’s variable-rate assets. As of March 31, 2010, the Company estimates that approximately $3.0 million will be reclassified as an increase to interest income during the next twelve months.

The table below presents the effect of the Company’s cash flow derivative financial instruments on the Consolidated Statements of Income for the three months ended March 31, 2010 and 2009 (in thousands):

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Amount of Gain Reclassified from OCI into Income (Effective Portion)				Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	2010	2009	2010	2010	2009	2009	2010	2009
			Interest income	Other noninterest income	Interest income	Other noninterest income	Other noninterest income
Cash flow hedge of interest rate risk
Interest rate floor and collar	$—	$575	$2,341	$—	$4,040	$869	$—	$41

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

Included in the Program are certain grants of performance-based share awards whose vesting is contingent on the Company obtaining certain performance metrics. These performance metrics include an earnings per share growth versus the Company’s peer banks and a return on assets performance versus the Company’s peer banks. The Company records the performance-based share awards assuming performance metrics will be obtained. Periodically, the Company assesses its metrics as compared to its peers and estimates a certain percentage of the awards will be earned. During 2009, the Company revised its estimates for performance-based share awards granted in 2007 to reflect a 50% performance obtainment. During the first quarter of 2010, the Company revised its estimates for performance-based share awards granted in 2008 and 2009 to reflect a 50% performance obtainment. As a result, during the first quarter of 2010, the Company reversed $994 thousand of stock-based compensation expense related to performance-based share awards granted in 2008 and 2009. If performance measures are not met, the expense for those awards not earned will be reversed.

The Company recorded a net reversal of stock-based compensation expense for stock options and stock awards of $217 thousand for the three months ended March 31, 2010. Stock-based compensation expense for stock options and stock awards charged against income for the three month period ended March 31, 2009 was $958 thousand. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $258 thousand for the three months ended March 31, 2009.

On December 20, 2007, the Company entered into an employment agreement with its chief executive officer (“CEO”). This agreement replaced the existing agreement, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”), to be earned based on specified performance metrics. The total value of the stock grant was based on the current market price on the date of grant. Under the revised agreement, the new performance metrics included an earnings per share growth versus the Company’s peer banks and a return on assets performance versus the Company’s peer banks. In addition, the vesting period changed from four years to three years. The Company recorded the performance-based share awards assuming 100% of the performance metrics would be obtained. During 2009, the Company revised its estimate and determined that the CEO had earned 50% of the PRSUs awarded in 2007. The Company recorded $175 thousand of stock-based compensation expense related to the PRSUs for the three month period ended March 31, 2009. No expense was recorded for this agreement during the first quarter of 2010 as the agreement with the CEO expired in accordance with its terms on December 31, 2009 and has not been renewed.

Stock Purchase Plan - The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 2.3 million shares of the Company’s common stock may be issued under the Purchase Plan subject to adjustment upon changes in capitalization. During the three months ended March 31, 2010, 17,564 shares were subscribed for through payroll deductions under the Purchase Plan compared to 23,265 shares for the same period in 2009.

11. EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009

Net income (loss) applicable to common shareholders	$(6,248)	$5,523

Basic:
Weighted average shares outstanding	88,483	73,285
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and nonvested share awards	—	186

Total	88,483	73,471

Earnings (loss) per common share:
Basic	$(0.07)	$0.08

Diluted	$(0.07)	$0.08

The incremental shares for the assumed exercise of the outstanding options and nonvested share awards were determined by application of the treasury stock method. The calculation of diluted earnings (loss) per common share excludes 1,591,296 options and nonvested share awards outstanding for the three months ended March 31, 2010 and 1,461,115 options and nonvested share awards outstanding for the three month period ended March 31, 2009, which were antidilutive. Options and nonvested share awards have been excluded from the computation of diluted loss per share for the three months ended March 31, 2010, as the effect would have been antidilutive. In addition, the calculation excludes the ten-year warrant (the “Warrant”) issued to the U.S. Treasury in December 2008 to purchase 2.6 million shares of common stock, which was antidilutive.

12. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.8 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively. For information regarding these commitments refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Litigation - The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements - The Company has previously entered into severance and non-competition agreements with its chief executive officer (“CEO”) and certain other executive officers. Under these agreements, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreements); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20 thousand in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards. The agreement with the Company’s CEO expired in accordance with its terms on December 31. 2009 and has not been renewed. The Company does anticipate entering into a new agreement with the CEO during 2010.

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	March 31, 2010	December 31, 2009
Commitments to extend credit	$681,942	$704,107
Standby and commercial letters of credit	50,318	55,312

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

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, the Company has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The credit risk to the Company in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of March 31, 2010 and December 31, 2009, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Sterling Bank as “well-capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

During 2009, the Company issued 8.3 million shares of its common stock through a public stock offering, which resulted in net proceeds of approximately $54.6 million, after deducting underwriting fees and estimated offering expenses.

During the first quarter of 2010, the Company issued 20.0 million shares of its common stock through a public stock offering, which resulted in net proceeds of approximately $86.9 million, after deducting underwriting fees and estimated offering expenses.

In the current economic environment, the Company regularly assesses its ability to maintain and build its regulatory capital levels. In making this assessment, the Company takes into account a variety of factors, including its views as to the duration of the recession and the consequent impact on its markets and the real estate markets in particular, the Company’s provisioning for and charge-offs of nonperforming assets, the liquidity needs of its organization, the capital levels of its peer institutions, and its ability to access the capital markets.

The Company also takes into account its discussions and agreements with the Federal Deposit Insurance Corporation (“FDIC”) and its other regulators. As part of an informal agreement that Sterling Bank entered into on January 26, 2010 with the FDIC and the Texas Department of Banking, the Company submitted to such regulatory agencies a capital management plan that reflects Sterling Bank’s plans to maintain for the next three years minimum regulatory capital levels that are in excess of the minimum requirements to remain well-capitalized but below its regulatory capital levels at March 31, 2010. If the Company is unable to maintain the regulatory capital levels that it proposes in its capital management plan or if it fails to adequately resolve any other matters that any of its regulators may require the Company to address in the future, the Company could become subject to more stringent supervisory actions.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of March 31, 2010:
Total capital (to risk weighted assets)	$605,944	16.9%	$286,443	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	504,116	14.1%	143,222	4.0%	N/A	N/A
Tier 1 capital (to average assets)	504,116	10.6%	189,568	4.0%	N/A	N/A

As of December 31, 2009:
Total capital (to risk weighted assets)	$526,919	14.4%	$292,569	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	424,409	11.6%	146,284	4.0%	N/A	N/A
Tier 1 capital (to average assets)	424,409	8.9%	191,045	4.0%	N/A	N/A

STERLING BANK:
As of March 31, 2010:
Total capital (to risk weighted assets)	$508,474	14.2%	$286,179	8.0%	$357,724	10.0%
Tier 1 capital (to risk weighted assets)	406,687	11.4%	143,090	4.0%	214,635	6.0%
Tier 1 capital (to average assets)	406,687	8.6%	189,438	4.0%	236,798	5.0%

As of December 31, 2009:
Total capital (to risk weighted assets)	$513,792	14.1%	$292,309	8.0%	$365,386	10.0%
Tier 1 capital (to risk weighted assets)	411,322	11.3%	146,154	4.0%	219,232	6.0%
Tier 1 capital (to average assets)	411,322	8.6%	190,915	4.0%	238,644	5.0%

Trust preferred securities are included in the Company’s Tier 1 capital for regulatory capital purposes pursuant to guidance from the Federal Reserve.

Dividend restrictions - Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. The capital management plan that the Company submitted to its regulators reflects a variety of operational factors including the Company’s plans for dividend payments from the Bank to Sterling Bancshares and from Sterling Bancshares to its shareholders.

15. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for available-for-sale securities and derivatives.

The table below presents the Company’s financial assets measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$920,082	$—	$917,570	$2,512
Interest rate swap	2,756	—	2,756	—

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$846,216	$—	$843,731	$2,485
Interest rate swap	2,357	—	2,357	—

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

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$2,485	$2,516

Total gains or losses for the period included in:
Noninterest income	—	—
Other comprehensive income	197	153
Purchases, issuances, settlements and amortization	(170)	(202)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$2,512	$2,467

Net unrealized losses included in net income for the period relating to assets held at the end of period	$—	$—

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Assets measured on a nonrecurring basis include held-to-maturity debt securities, impaired loans, other real estate owned, other repossessed assets and loans held for sale. Assets measured at fair value on a nonrecurring basis are summarized below.

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the three months ended March 31, 2010, individually assessed impaired loans over $250 thousand were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or through a charge-off based upon the fair value of the underlying collateral. Individually assessed impaired loans with a carrying value of $41.9 million were reduced by a specific valuation allowance or charged-down to their fair value of $32.4 million during the three months ended March 31, 2010.

During the first quarter of 2010, the Company recorded additions to other real estate owned and other repossessed assets of $5.1 million and $40.0 thousand, respectively, which were outstanding at March 31, 2010. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs within the fair value hierarchy based on observable market data and Level 3 inputs based on customized discounting criteria. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs through the allowance for loan losses. Foreclosed assets totaling $639 thousand were remeasured at fair value subsequent to initial recognition. In connection with the remeasurement, the Company recorded gains on other real estate owned of $529 thousand and on other repossessed assets of $20.1 thousand for the three months ended March 31, 2010.

As of March 31, 2010, the Company had a balance of $18.1 million in loans held for sale. Loans held for sale are considered a Level 3 input within the fair value hierarchy based on current investor market pricing from investors in these types of loans. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value. During the first quarter of 2010, the Company recorded a lower of cost or market adjustment of $2.6 million or certain nonperforming commercial real estate loans.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2010.

The following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Held-to-maturity securities	$267,503	$267,998	$222,845	$222,340
Loans held for sale	18,055	18,055	11,778	11,778
Loans held for investment, net of allowance	3,019,615	2,860,820	3,158,541	2,998,569

Financial liabilities:
Time deposits	925,427	925,547	946,279	946,897
Other borrowed funds	99,012	100,162	97,245	95,368
Subordinated debt	77,737	74,062	77,338	72,889
Junior subordinated debt	82,734	54,863	82,734	54,414

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

Loans Held for Investment - The fair value of loans is estimated by discounting the future cash flows on ‘pass’ grade loans using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated ‘life-of-the-loan’ aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are highly judgmental because the Company does not have a validated model to estimate lifetime losses on large portions of its loan portfolio. The estimate of lifetime credit losses was increased during 2009 because of more recent loss experience and the expectation of a prolonged cycle of economic weakness. The Company has applied a liquidity spread to the discount rate due to a deterioration in the market for loan sales. Impaired loans are not included in this credit adjustment as they are already considered to be held at fair value. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio.

Time Deposits - The fair value of time deposits is estimated by discounting future cash flows using the LIBOR yield curve plus a spread to represent current rates at which similar deposits would be priced.

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

Subordinated Debt - The fair value of subordinated debt is estimated by discounting future cash flows using the LIBOR yield curve plus a spread to represent current rates at which similar subordinated debt would be priced.

Junior Subordinated Debt - The fair value of junior subordinated debt is estimated by discounting future cash flows using the LIBOR yield curve plus a spread to represent current rates at which similar junior subordinated debt would be priced.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, other periodic reports filed by us under the Exchange Act, and other written or oral statements made by or on behalf of us contain certain statements relating to future events and our future results which constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are typically identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.”

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

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	our investment securities portfolio is subject to credit risk, market risk, and liquidity risk;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the effect of changes in accounting policies and practices, as may be adopted by the FASB, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies;

•	the effect of fiscal and governmental policies of the U.S. federal government;

•	due to our participation in various programs sponsored by the U.S. Government, we are subject to certain restrictions on our business and these programs are subject to change beyond our control;

•	federal and state governments could pass legislation responsive to current credit conditions; and

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

For additional discussion of such risks, uncertainties and assumptions, see our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

OVERVIEW

For more than 35 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to medium-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 58 banking centers in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas.

At March 31, 2010, we had consolidated total assets of $5.0 billion, total loans of $3.1 billion, total deposits of $4.1 billion and shareholder’s equity of $620 million.

We reported a net loss of $6.2 million, or $0.07 per diluted share for the quarter ended March 31, 2010, compared to net income available to common shareholders of $5.5 million or $0.08 per diluted share earned for the first quarter of 2009.

During the first quarter of 2010, we successfully completed the issuance of $86.9 million in common equity which strengthened our balance sheet and further improved the quality of our capital base, making Sterling one of the better capitalized banks among our peers. We continued to experience elevated levels of nonperforming loans and charge-offs due to the lingering effects of the economic recession and further declines in commercial real estate values.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of March 31, 2010.

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

These policies and the judgments, estimates and assumptions are described in greater detail in our 2009 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Organization and Summary of Significant Accounting and Reporting Policies.”

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

Business Combinations: On January 1, 2009, new authoritative accounting guidance under ASC 805 Business Combinations became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC 805 requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need in order to evaluate and understand the nature and financial effect of the business combination. Assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if the fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. ASC 805 will apply to future acquisitions by the Company subsequent to January 1, 2009.

Derivatives and Hedging: ASC 815 Derivatives and Hedging amends and expands the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 9 – Derivative Financial Instruments.

Fair Value Measurement and Disclosures: In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASU 2010-06”) Improving Disclosures About Fair Value Measurements which amends ASC 820-10 Fair Value Measurement and Disclosures. ASU 2010-06 provides amendments to ASC 820-10 that require new disclosures regarding activity within the Level 1, 2 and 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding the level of disaggregation of assets and liabilities in addition to the disclosures about the valuation techniques and inputs used to measure fair value. ASC 820 affirmed that the fair value measurement objective when a market is not active is the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. ASC 820 provided additional guidance when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted ASC 820 during the quarter ended June 30, 2009. ASC 820 did not have a significant impact on the Company’s financial condition and results of operations. The Company adopted ASU 2010-06 during the first quarter of 2010. The enhanced disclosures related to ASU 2010-06 and ASC 820 are included in Note 15 – Disclosures about Fair Value of Financial Instruments.

Investments – Debt and Equity Securities: ASC 320 Investments – Debt and Equity Securities amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security prior to recovery. ASC 320 became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 320 during the quarter ended June 30, 2009. The expanded disclosures and discussion of other-than-temporarily impaired debt securities related to ASC 320 are included in Note 2 – Securities.

Financial Instruments: ASC 825 and ASU 2010-06 Financial Instruments requires expanded disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The expanded disclosure requirements for ASC 825 are included in Note 15 – Disclosures about Fair Value of Financial Instruments.

Earnings Per Share: ASC 260 Earnings Per Share provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) that are participating securities shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not have nonvested share-based payment awards that contain rights to dividends or dividend equivalents that are participating securities.

Subsequent Events: In February 2010, the FASB issued ASU 2010-09 Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 provides amendments to ASC 855-10 requiring an entity to evaluate subsequent events through the date that the financial statements are issued. In addition, ASU 2010-09 no longer requires a public entity to disclose the date through which subsequent events have been evaluated. ASC 855 Subsequent Events addressed events which occur after the balance sheet date but before the issuance of financial statements. Under ASC 855, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The adoption of ASU 2010-09 and ASC 855 did not have an impact on our financial statements.

Transfers and Servicing: ASC 860 Transfers and Servicing improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective for annual reporting periods that begin after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter, with early adoption prohibited. ASC 860 must be applied to transfers occurring on or after the effective date. The adoption of ASC 860 did not have a significant impact on the Company’s financial condition or results of operations.

Consolidation: ASC 810 Consolidation improves financial reporting by enterprises involved with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter, with earlier adoption prohibited. The adoption of ASC 810 did not have a significant impact on the Company’s financial condition or results of operations.

SELECTED FINANCIAL DATA

	Three Months Ended March 31,		Year Ended December 31,
	2010	2009	2009
	(Dollars and shares in thousands, except per share amounts)
INCOME STATEMENT DATA:
Net interest income	$44,080	$48,510	$191,709
Provision for credit losses	22,936	9,000	87,361
Noninterest income	6,537	10,798	35,895
Noninterest expense	38,953	39,598	163,184
Income (loss) before income taxes	(11,272)	10,710	(23,211)
Net income (loss)	(6,248)	7,407	(12,974)
Net income (loss) applicable to common shareholders	(6,248)	5,523	(22,316)
BALANCE SHEET DATA (at period-end):
Total assets	$5,043,379	$5,074,831	$4,937,048
Total loans	3,114,316	3,728,763	3,245,051
Allowance for loan losses	76,646	56,703	74,732
Total securities	1,187,585	843,933	1,069,061
Total deposits	4,124,428	3,934,457	4,094,951
Other borrowed funds	99,012	278,274	97,245
Subordinated debt	77,737	78,310	77,338
Junior subordinated debt	82,734	82,734	82,734
Shareholders' equity	619,524	647,114	540,533
COMMON SHARE DATA:
Earnings (loss) per common share (1):
Basic shares	$(0.07)	$0.08	$(0.28)
Diluted shares	$(0.07)	$0.08	$(0.28)
Shares used in computing earnings (loss) per common share:
Basic shares	88,483	73,285	78,696
Diluted shares	88,483	73,471	78,696
End of period common shares outstanding	101,877	73,300	81,853
Book value per common share at period-end	$6.08	$7.21	$6.60
Cash dividends paid per common share	$0.015	$0.055	$0.180
Common stock dividend payout ratio	(19.66)%	54.47%	(106.36)%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	(4.41)%	4.21%	(4.01)%
Return on average assets (2)	(0.51)%	0.59%	(0.26)%
Tax equivalent net interest margin (3)	4.02%	4.32%	4.22%
Efficiency ratio (4)	76.30%	66.12%	69.17%
Full-time equivalent employees	1,004	1,124	1,012
Number of banking centers	58	60	58
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	78.64%	98.22%	88.33%
Period-end shareholders' equity to total assets	12.28%	12.75%	10.95%
Average shareholders' equity to average assets	11.63%	12.81%	11.92%
Period-end tangible capital to total tangible assets	8.96%	9.42%	7.48%
Tier 1 capital to risk-weighted assets	14.08%	12.49%	11.61%
Total capital to risk-weighted assets	16.92%	15.37%	14.41%
Tier 1 leverage ratio (Tier 1 capital to average assets)	10.64%	10.59%	8.89%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	2.55%	1.55%	2.39%
Period-end allowance for loan losses to period-end loans	2.46%	1.52%	2.30%
Period-end allowance for loan losses to nonperforming loans	56.40%	55.35%	72.86%
Nonperforming loans to period-end loans	4.36%	2.75%	3.16%
Nonperforming assets to period-end assets	3.04%	2.18%	2.42%
Net charge-offs to average loans (2)	2.67%	0.22%	1.72%

(1)	The calculation of diluted earnings per common share excludes 1,591,296 and 1,461,115 shares for the three months ended March 31, 2010 and 2009, respectively, and 1,603,428 shares for the year ended 2009, which were antidilutive.
(2)	Interim periods annualized.
(3)	Taxable-equivalent basis assuming a 35% tax rate. The Company presents net interest income on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(4)	The efficiency ratio is calculated by dividing noninterest expense less acquisition costs and a one-time severance charge by tax equivalent basis net interest income plus noninterest income less net gain (loss) on investment securities.

RESULTS OF OPERATIONS

Net Income (Loss) Applicable to Common Shareholders - Net loss was $6.2 million, or $0.07 per diluted share, for the first quarter ended March 31, 2010, compared to net income available to common shareholders of $5.5 million, or $0.08 per diluted common share, earned for the first quarter of 2009.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. During 2008, the FOMC significantly reduced overnight interest rates to 0.25% at December 31, 2008. Rates remained at this historically low level throughout 2009 and 2010 and have negatively impacted our net interest income and margin during these periods.

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands):

	Three Months Ended March 31,
	(Dollars in thousands)
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$13,572	$47	1.40%	$1,876	$26	5.66%
Loans held for investment (1):
Taxable	3,176,511	43,560	5.56%	3,775,098	52,914	5.68%
Non-taxable (2)	4,834	62	5.19%	5,049	88	7.04%
Securities:
Taxable	1,000,917	9,117	3.69%	709,776	8,558	4.89%
Non-taxable (2)	101,443	1,362	5.44%	96,892	1,302	5.45%
Deposits in financial institutions	194,104	115	0.24%	257	—	0.07%
Other interest-earning assets	2,418	1	0.17%	9,740	6	0.27%

Total interest-earning assets	4,493,799	54,264	4.90%	4,598,688	62,894	5.55%

Noninterest-earning assets:
Cash and due from banks	66,333			103,035
Premises and equipment, net	48,425			48,729
Other assets	406,150			370,230
Allowance for loan losses	(77,160)			(48,743)

Total noninterest-earning assets	443,748			473,251

Total Assets	$4,937,547			$5,071,939

Interest-Bearing Liabilities:
Deposits:
Demand and savings	$1,993,546	$4,212	0.86%	$1,565,770	$3,492	0.90%
Certificates and other time	924,473	3,352	1.47%	1,154,420	7,467	2.62%
Other borrowed funds	99,884	448	1.82%	365,408	812	0.90%
Subordinated debt	77,724	687	3.59%	77,820	979	5.10%
Junior subordinated debt	82,734	1,028	5.04%	82,734	1,204	5.90%

Total interest-bearing liabilities	3,178,361	9,727	1.24%	3,246,152	13,954	1.74%

Noninterest-bearing sources:
Demand deposits	1,144,754			1,130,230
Other liabilities	40,216			45,698

Total noninterest-bearing liabilities	1,184,970			1,175,928

Shareholders’ equity	574,216			649,859

Total Liabilities and Shareholders' Equity	$4,937,547			$5,071,939

Tax Equivalent Net Interest Income and Margin (2) (3)		44,537	4.02%		48,940	4.32%

Tax Equivalent Adjustment:
Loans		20			28
Securities		437			402

Total tax equivalent adjustment		457			430

Net Interest Income		$44,080			$48,510

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent basis assuming a 35% tax rate. Net interest income is presented on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

Tax equivalent net interest income decreased $4.4 million or 9.0% to $44.5 million for the three month period ended March 31, 2010, compared to the same time period in 2009. Our tax equivalent net interest margin was 4.02% for the three month period ended March 31, 2010, compared to 4.32% for the three month period ended March 31, 2009. This decline in net interest margin was due to a decline in average loans and an increase in interest forgone on nonperforming assets. Changes in the mix of interest-earning assets and liabilities influence our net interest income and margin. During the first quarter of 2009, we had a larger percentage of interest-earning assets invested in higher-yielding loans as compared to the first quarter of 2010. Average loans as a percentage of average interest-earning assets decreased from 82% in the first quarter of 2009 to 71% in the first quarter of 2010, while average securities increased from 18% of average interest-earning assets during the first quarter of 2009 to 25% during the first quarter of 2010. We increased securities as a percentage of interest-earning assets to further diversify our interest-earning asset portfolio and to further utilize excess liquidity. We made this decision in part to support our interest income stream in light of the economic conditions having a negative impact on interest earnings from our loan portfolio.

Tax equivalent interest income on loans decreased $9.4 million for the three month period ended March 31, 2010, compared to the same period in 2009. This decrease was due primarily to a decline in yield earned of 15 basis points for the three months ended March 31, 2010, compared to the same period in 2009 resulting primarily from an increase in nonperforming loans. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income. Interest forgone on nonaccrual loans was $3.1 million for the three month period ended March 31, 2010, compared to $1.6 million for the same period in 2009. This increase in nonaccrual loans resulted in a reduction in net interest margin of 14 basis points for the three month period ended March 31, 2010, compared to the same period in 2009. Additionally, during the first three months of 2010, interest income from the interest rate hedge that we purchased in 2006 decreased $1.7 million as a result of a portion of this hedge maturing during the third quarter of 2009. The hedge converted a portion of our loan portfolio from variable rate loans to fixed rate loans.

Tax equivalent interest income on securities increased $619 thousand for the three month period ended March 31, 2010, compared to the same period in 2009 due to an increase in average securities. Average securities increased $296 million or 36.7% for the three month period ended March 31, 2010, compared to the same period in 2009. We increased the securities portfolio as a percentage of interest-earning assets beginning in 2009. On average, the securities portfolio represented approximately 25% of average interest-earning assets for the three months ended March 31, 2010, compared to 18% for the same period in 2009.

Net interest income and margin were also impacted by an increase in the use of lower yielding interest-earning cash during the first quarter of 2010. Average interest-earning cash deposits in other financial institutions was $194 million for the three month period ended March 31, 2010, compared to $257 thousand for the same time period in 2009. The average yield on these deposits was 0.24% for the three month period ended March 31, 2010.

Total interest expense decreased $4.2 million for the three month period ended March 31, 2010, over the comparable period in 2009, due primarily to a decline in rates paid and the utilization of lower cost interest-bearing demand and savings deposits. Interest expense on interest-bearing deposits decreased $3.4 million for the first three months of 2010, compared to the same time period in 2009. This decrease in interest expense was primarily due to a decline in certificate and other time deposits of $230 million, offset by an increase in the interest-bearing demand deposits of $428 million for the first three months of 2010, compared to the same time period in 2009. During 2009, we allowed some of our higher cost certificate and other time deposits to mature and be replaced with lower cost interest-bearing demand deposits. The rate paid on interest-bearing demand deposits was 0.86% compared to 1.47% for certificates and other time deposits for the first three months of 2010.

Average other borrowed funds for the three month period ended March 31, 2010, decreased $266 million compared to the same period in 2009. The decrease in borrowings contributed to a decrease in interest expense of $364 thousand for the three month period ended March 31, 2010, compared to the same period in 2009.

Noninterest Income - Noninterest income consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Customer service fees	$3,488	$4,112
Net gain on securities	20	15
Wealth management fees	2,098	2,202
Net gain (loss) on loans	(2,412)	113
Bank-owned life insurance	888	905
Debit card income	596	575
Other	1,859	2,876

Total	$6,537	$10,798

Total noninterest income for the three month period ended March 31, 2010, decreased $4.3 million compared to the same period in 2009. Details of the changes in the various components of noninterest income are discussed below:

Customer service fees for the three months ended March 31, 2010, decreased $624 thousand compared to the same period in 2009. During the first quarter of 2009, we increased our earnings credit rate on our commercial accounts on analysis, which resulted in a decrease in customer service fees.

Wealth management fees decreased $104 thousand for the three months ended March 31, 2010, compared to the same period in 2009. Our wealth management group provides customized solutions for high net worth customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services, as well as insurance and risk management services.

Net losses on loans for the three month period ended March 31, 2010, of $2.4 million was due to lower of cost or market adjustments of $2.6 million on certain nonperforming commercial real estate loans. These losses were offset by approximately $159 thousand of gains from the sale of residential mortgage loans originated by the Company.

Other noninterest income decreased $1.0 million for the three month period ended March 31, 2010, compared to the same period in 2009, due primarily to $763 thousand in gains recorded as a result of the cash flow hedge ineffectiveness for the first quarter of 2009.

Noninterest Expense - Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Salaries and employee benefits	$20,503	$22,277
Occupancy	5,790	5,869
Technology	2,417	2,505
Professional fees	2,005	1,197
Postage, delivery and supplies	708	721
Marketing	269	431
Core deposit and other intangibles amortization	549	565
FDIC insurance assessments	2,547	1,232
Net gains and carrying costs of other real estate and foreclosed property	(162)	158
Other	4,327	4,643

Total	$38,953	$39,598

Total noninterest expense for the three month period ended March 31, 2010, decreased $645 thousand compared to the same period in 2009. Details of the changes in the various components of noninterest expense are discussed below:

Salaries and employee benefits for the three month period ended March 31, 2010, decreased $1.8 million compared to the same period in 2009. This decrease was a result of our company-wide expense reduction initiative that began in 2009. Additionally, during the first quarter of 2010, we reversed approximately $1.0 million of stock-based compensation expense related to certain performance-based stock awards that are not expected to be fully earned at this time because our performance has fallen below the threshold performance metrics specified in the respective stock awards.

Professional fees for the three month period ended March 31, 2010, increased $808 thousand compared to the same period in 2009. This increase was due to legal fees resulting from activities related to nonperforming assets and increased consulting fees associated with a review of our personnel, policies and procedures.

We have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program which allows funds in noninterest-bearing transaction deposit accounts to be fully FDIC-insured. FDIC insurance premiums increased $1.3 million for the three month period ended March 31, 2010, compared to the same period in 2009, primarily due to increased FDIC assessment rates and higher average deposits.

Other noninterest expense decreased $316 thousand for the three month period ended March 31, 2010, compared to the same period in 2009. This decrease can be attributed to our ongoing company-wide expense reduction plan as we have identified additional ways to reduce expenses in areas within the bank, which include consolidating certain banking centers, cutting vendor costs, and eliminating unnecessary service agreements. These actions are all part of building and maintaining a long-term sustainable cost discipline throughout the entire organization.

Income Taxes - We recorded a tax benefit of $5.0 million from federal and state income taxes during the three month period ended March 31, 2010, and we provided $3.3 million for federal and state income taxes for the same period in 2009. The effective tax benefit rate was 44.6% for the three month period ended March 31, 2010, as compared to a tax rate of 30.8% for the same period in 2009. The amount of federal income tax or benefit and the corresponding effective tax rate is influenced by the amount of taxable income or loss as well as nontaxable income and expense. Our effective tax rate is impacted by tax-exempt income from loans, securities and bank-owned life insurance.

FINANCIAL CONDITION

Loans Held for Sale - Loans held for sale were $18.1 million and $11.8 million at March 31, 2010 and December 31, 2009, respectively. Loans held for sale at March 31, 2010 consisted of $15.2 million of commercial real estate and $2.9 million of residential mortgage loans. Loans held for sale at December 31, 2009, consisted of $10.7 million of commercial real estate and $1.1 million of residential mortgage loans. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and we have the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value.

During the first quarter of 2010, we transferred $3.5 million in net book value nonperforming commercial real estate loans to held for sale which includes a $3.1 million commercial real estate loan that we sold during the second quarter of 2010. Loans held for sale included $10.9 million and $9.9 million of commercial real estate loans classified as nonperforming at March 31, 2010 and December 31, 2009, respectively.

Loans Held for Investment - The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
Commercial and industrial	$688,741	22.2%	$795,789	24.6%
Real estate:
Commercial	1,671,610	54.0%	1,667,038	51.6%
Construction	330,855	10.7%	360,444	11.1%
Residential	346,371	11.2%	344,807	10.7%
Consumer/other	48,246	1.6%	52,124	1.6%
Foreign loans	10,438	0.3%	13,071	0.4%

Total loans held for investment	$3,096,261	100.0%	$3,233,273	100.0%

At March 31, 2010, loans held for investment were $3.1 billion, a decrease of $137 million or 4.2% over loans held for investment at December 31, 2009. The decline in loans during the first quarter of 2010 was due in part to principal reductions in energy loans and slowing demand resulting from customer decisions to defer new projects, reduce inventory positions, and pay down lines of credit.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual revenues of $100 million or less. Typically, our customers have financing requirements between $50 thousand and $5 million. At March 31, 2010, commercial real estate loans and commercial and industrial loans were 54.0% and 22.2%, respectively, of loans held for investment.

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

We also make loans to finance the construction of residential and nonresidential properties, such as retail shopping centers and commercial office buildings. Generally, construction loans are secured by first liens on real estate and have floating interest rates. We conduct periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in our construction lending activities. Construction and development loans were $331 million at March 31, 2010, a decrease of $29.6 million since December 31, 2009. This decrease was due to lower customer demand and our efforts to reduce our exposure to those types of loans in the current environment.

The following table summarizes our commercial, construction and multifamily residential real estate loan portfolios, excluding foreign loans, by the type of property securing the credit (dollars in thousands). Multifamily residential real estate is included in the residential mortgage real estate loan category.

Property type:
Office and office warehouse	$440,932	21.6%
Retail	365,215	17.9%
Acquisition and land development	210,174	10.3%
Hospitality	299,986	14.7%
1-4 family	68,344	3.3%
Industrial warehouse	82,676	4.0%
Multifamily residential	54,872	2.7%
Other	520,790	25.5%

Total	$2,042,989	100.0%

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other business relationships with us.

At March 31, 2010, our hospitality portfolio totaled $300 million which represented approximately 9.7% of total loans held for investment compared to $303 million or 9.3% of total loans held for investment at December 31, 2009. The hospitality industry is a several billion dollar industry that primarily depends on the availability of leisure time and disposable income as well as business activity. The majority of the portfolio consists of mid-priced hotels and motels, most of which are nationally flagged properties in major Metropolitan Statistical Areas. There are no resort-type or luxury properties included within this portfolio. In underwriting these property types, appraisals provide valuation for lending purposes of land and buildings only. There were no new loans added to the portfolio during 2009 or 2010. We saw deterioration in this portfolio during 2009 and continuing into the first quarter of 2010 as $26.6 million of loans at March 31, 2010, were nonperforming, up from $20.2 million at December 31, 2009. Over the last 15 months the industry has experienced significant declines in occupancy rates, average daily room rates, and revenue per available room. As a result of this deterioration, we charged-off approximately $9.2 million against the allowance for credit losses associated with this loan portfolio during the first quarter of 2010. Approximately $83.0 million of our hospitality loans at March 31, 2010 are located outside of Texas and were originated through our Capital Markets and SBA groups which are discussed in further detail below.

At March 31, 2010, our energy lending portfolio totaled $199 million which represents approximately 6.4% of total loans held for investment down from $262 million or 8.1% of total loans held for investment at December 31, 2009. The petroleum industry is usually divided into three major components: upstream, midstream and downstream. The upstream oil sector is a term commonly used to refer to the searching for and the recovery and production of crude oil and natural gas. The upstream oil sector is also known as the exploration and production sector. The composition of the collateral of our upstream energy portfolio, at March 31, 2010, consists of 57% gas reserves and 43% oil reserves. These reserve-based loans represent approximately 81% of our energy portfolio. Our remaining energy portfolio consists of well-secured loans to companies that would be classified as midstream energy companies. A midstream energy company is a company that processes and transports crude oil and natural gas. The energy lending group participates in shared national credits which are defined by banking regulators as credits of more than $20.0 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits.

Our Capital Markets and SBA group originated, co-originated or purchased first-lien, commercial real estate mortgage loans referred by other financial institutions nationwide. At March 31, 2010, this loan portfolio consists of $347 million in commercial real estate with collateral outside of Texas, of which $105 million is in California. The average-sized loan within this portfolio is $1.0 million with the largest loan being approximately $4.0 million. Over half of these loans are secured by owner-occupied facilities. These loans generally have low loan-to-value ratios (below 60%) and approximately 50% of these loans have a U.S. Small Business Administration second lien behind our first lien. The loans without SBA second liens were underwritten with similar collateral and equity requirements. We utilize real estate appraisers familiar with the geographic region in which the property is located in to evaluate all loans. These appraisals are reviewed by a third-party appraisal review vendor for accuracy and compliance with our underwriting standards and banking regulations. We have not originated these types of loans since early 2008 as market conditions began to change. We saw deterioration in this portfolio during 2009, and the first quarter of 2010, as $45.0 million of loans at March 31, 2010, and $33.1 million of loans at December 31, 2009, were nonperforming. At March 31, 2010 and December 31, 2009, $7.5 million and $9.9 million, respectively, of these nonperforming loans were classified as held for sale. As a result of this deterioration, we charged-off approximately $6.7 million against the allowance for credit losses associated with this loan portfolio during the first quarter of 2010. This portfolio also includes $16.0 million in loans that were 30 to 89 days past due as of March 31, 2010 and December 31, 2009.

The following table summarizes our out-of-state capital markets and SBA commercial real estate loan portfolio by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total capital markets and SBA commercial real estate loans as of March 31, 2010 (dollars in thousands):

Property type:
Office and office warehouse	$84,442	24.3%
Retail	66,244	19.1%
Hospitality	82,649	23.8%
Industrial warehouse	25,192	7.3%
Multifamily residential	4,853	1.4%
Other	83,628	24.1%

Total	$347,008	100.0%

At March 31, 2010, loans held for investment were 75.1% of deposits and 61.4% of total assets. Loans held for investment were 79.0% of deposits and 65.5% of total assets at December 31, 2009.

Securities—Our securities portfolio at March 31, 2010, totaled $1.2 billion as compared to $1.1 billion at December 31, 2009, an increase of $119 million or 11.1%. During 2009 and 2010, we have increased securities as a percentage of interest-earning assets to further diversify our interest-earning asset portfolio and further utilize excess liquidity. We made this decision in part to support our interest income stream in light of the economic conditions having a negative impact on our interest earnings from our loan portfolio. These securities represented 23.5% and 21.7% of total assets as of March 31, 2010 and December 31, 2009, respectively.

Net unrealized gains on the available-for-sale securities were $14.4 million at March 31, 2010, as compared to $12.3 million at December 31, 2009.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) with formal reviews performed quarterly. Net OTTI losses on individual investment securities are recognized as a realized loss through earnings when it is more likely than not that we will not collect all of the contractual cash flows or we are unable to hold the securities to recovery.

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

Deposits – The following table summarizes our deposit portfolio by type (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
Noninterest-bearing demand deposits	$1,167,602	28.3%	$1,144,133	27.9%
Interest-bearing demand and savings deposits	2,031,399	49.2%	2,004,539	49.0%
Time deposits	794,103	19.3%	802,270	19.6%
Brokered certificates of deposit	131,324	3.2%	144,009	3.5%

Total deposits	$4,124,428	100.0%	$4,094,951	100.0%

Total deposits as of March 31, 2010, increased $29.5 million to $4.1 billion, up 1.0% compared to $4.1 billion at December 31, 2009. This increase was primarily concentrated in our interest-bearing demand deposits which increased $26.9 million or 1.3% as of March 31, 2010, as compared to December 31, 2009. The growth in interest-bearing demand deposits was due in part to the addition of our corresponding banking group which was added in 2007, as well as growth in our high-yield money market accounts. The growth in interest-bearing demand deposits was offset by a decrease in certificates of deposits which decreased $20.9 million or 2.2% as of March 31, 2010, compared to December 31, 2009, due to our decision to let some of our higher cost certificate and other time deposits mature and be replaced with lower cost interest-bearing demand deposits. In addition, noninterest-bearing demand deposits increased $23.4 million or 2.1% as of March 31, 2010 as compared to December 31, 2009 primarily due to an increase in commercial deposits. Approximately 71.7% of deposits at March 31, 2010 were interest-bearing. The percentage of interest-bearing demand and noninterest-bearing demand deposits to total deposits as of March 31, 2010 was 49.2% and 28.3%, respectively, and our loan to deposit ratio at March 31, 2010 was 75.5%.

Other Borrowed Funds – As of March 31, 2010, we had $99.0 million in other borrowings compared to $97.2 million at December 31, 2009, an increase of $1.8 million. Our primary source of other borrowings is the Federal Home Loan Bank (“FHLB”). These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. FHLB advances are available to us under a security and pledge agreement. At March 31, 2010, we had total funds of $1.4 billion available under this agreement of which $40.5 million was outstanding with an average interest rate of 2.95%. At March 31, 2010, we had $40.0 million of FHLB advances that mature in seven years and $500 thousand of FHLB advances with a remaining maturity of less than three months. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. At March 31, 2010 and December 31, 2009, we had securities sold under agreements to repurchase with banking customers of $6.5 million and $5.7 million, respectively. Structured repurchase agreements totaled $50.0 million at March 31, 2010 and December 31, 2009 and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a rate equal 3.88% and 3.50%, respectively, at March 31, 2010. The rate on these repurchase agreements was zero at December 31, 2009.

ASSET QUALITY

Risk Elements – We have several systems and procedures in place to assist in managing the overall quality of the loan portfolio. In addition to established underwriting guidelines and approval processes, we monitor delinquency levels for any negative or adverse trends. We also perform reviews of the loan portfolios on a regular basis to identify troubled loans and to assess their overall probability of collection.

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

Nonperforming assets consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Nonperforming loans:
Loans held for sale:
Real estate - commercial	$10,883	$9,896

Loans held for sale	10,883	9,896

Loans held for investment:
Commercial and industrial	4,368	5,832
Real estate:
Commercial	89,013	62,363
Construction	19,378	12,398
Residential	11,999	11,778
Consumer/other	267	297

Loans held for investment	125,025	92,668

Total nonperforming loans	135,908	102,564

Foreclosed assets:
Real estate acquired by foreclosure	17,282	16,763
Other repossessed assets	60	38

Total foreclosed assets	17,342	16,801

Total nonperforming assets	$153,250	$119,365

Restructured - accruing	$10,675	$69,857

Potential problem loans	$172,020	$187,513

Accruing loans past due 90 days or more	$306	$41

Nonperforming loans to period-end loans	4.36%	3.16%
Nonperforming assets to period-end assets	3.04%	2.42%

Nonperforming assets were $153 million at March 31, 2010, a $33.9 million increase from December 31, 2009. Nonaccrual loans at March 31, 2010 and December 31, 2009 include $10.9 million and $9.9 million, respectively, of commercial real estate loans that have been classified as held for sale. The increase in nonperforming loans was due to a decline in the hospitality loan portfolio performance and a migration of restructured-accruing loans to nonperforming status during the first quarter of 2010.

During 2009 and 2010, we granted certain borrowers minor concessions in the form of temporary payment reductions. We believe these payment reductions are a practical and customary business practice and can help a quality borrower get through a challenging time or difficult temporary situation. These concessions better protect the bank’s interests by improving the borrower’s ability to repay its loan in full. Due to the prolonged economic downturn, we have determined that it is appropriate to report all modifications that result in even the slightest accommodation as a restructured loan. At March 31, 2010, restructured-accruing loans were $10.7 million compared to $69.9 million at December 31, 2009. Approximately $40.0 million of loans that were reported as restructured-accruing at December 31, 2009, were performing as agreed under their modified terms during the first quarter of 2010 and were therefore no longer reported as restructured loans at March 31, 2010. Approximately $27.0 million of restructured-accruing loans at December 31, 2009, were reclassified to nonperforming during the first quarter of 2010 as a result of further deterioration of the financial condition of the borrower or noncompliance with the modified terms.

Restructured-accruing loans at December 31, 2009, included $33.1 million of loans that were originated as part of our Capital Markets and SBA group. Restructured-accruing loans at March 31, 2010, consisted of loans that were modified during the first quarter of 2010.

Potential problem loans were $172 million at March 31, 2010, down from $188 million at December 31, 2009. The decrease in potential problem loans during the first quarter of 2010 was due to the increase in nonperforming loans. Approximately $64.0 million of loans were moved to nonperforming status during the first quarter of 2010. Our credit administration, loan review, and special assets groups, as well as all of our lending personnel, continue to actively identify and remove problem credits from our portfolio. Our largest potential problem loans are related to three borrowers with loans totaling $47.8 million. These loans are commercial in nature and span a variety of industries. These borrowers are all paying as agreed, however, weaknesses in these companies’ operating performance has caused heightened attention to these credits. Additionally, potential problem loans at December 31, 2009, included $51.9 million of loans that we have classified as restructured-accruing.

Accruing loans past due 90 days or more at March 31, 2010, totaled $306 thousand up $265 thousand compared to $41.0 thousand at December 31, 2009.

Allowance for Credit Losses – The allowance for credit losses is a valuation allowance consisting of the allowance for loan losses and the allowance for unfunded lending commitments. It is established through charges to earnings in the form of a provision for credit losses and is reduced by net charge-offs.

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

The portion of the allowance for credit losses related to probable but unidentified losses inherent in the loan portfolio is based on a calculated historical loss ratio, migration analysis and certain qualitative risk factors. We calculate the historical loss ratio and migration analysis for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average loans in the pool. These loan pools are divided by risk rating and loan type including commercial and industrial loans, commercial real estate loans, consumer loans and 1-4 family residential mortgage loans. The historical loss ratios and migration analysis are updated quarterly based on actual charge-off experience. This historical loss ratio and migration analysis are then applied to the outstanding period-end loan pools.

In addition to the calculated historical loss ratio and migration analysis, general valuation allowances are based on general economic conditions and other qualitative risk factors. The qualitative factors include, among other things: (i) changes in lending policies and procedures; (ii) changes in national and local economic and business conditions and developments; (iii) changes in the nature and volume of the loan/lease portfolio; (iv) changes in the experience, ability and depth of lending management and staff; (v) changes in the trend or the volume and severity of past due and classified loans/leases; (vi) trends in the volume of nonaccrual loans, troubled debt restructurings, delinquencies and other loan/lease modifications; (vii) changes in the quality of the Bank’s loan review system and the degree of oversight by the Bank’s board of directors; (viii) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (ix) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current loan/lease portfolio.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Allowance for loan losses at beginning of period	$74,732	$49,177
Charge-offs:
Commercial, financial, and industrial	1,968	1,960
Real estate, mortgage and construction	20,214	438
Consumer	262	460

Total charge-offs	22,444	2,858

Recoveries
Commercial, financial, and industrial	483	640
Real estate, mortgage and construction	821	98
Consumer	118	94

Total recoveries	1,422	832

Net charge-offs	21,022	2,026
Provision for loan losses	22,936	9,552

Allowance for loan losses at end of period	76,646	56,703

Allowance for unfunded loan commitments at beginning of period	2,852	1,654
Provision for losses on unfunded loan commitments	—	(552)

Allowance for unfunded loan commitments at end of period	2,852	1,102

Total allowance for credit losses	$79,498	$57,805

Period-end allowance for credit losses to period-end loans	2.55%	1.55%
Period-end allowance for loan losses to period-end loans	2.46%	1.52%
Period-end allowance for loan losses to nonperforming loans	56.40%	55.35%
Net charge-offs to average loans (annualized)	2.67%	0.22%

The allowance for loan losses at March 31, 2010, was $76.6 million and represented 2.46% of total loans. The allowance for loan losses at March 31, 2010, was 56.40% of nonperforming loans, down from 72.86% at December 31, 2009. The allowance for unfunded lending commitments was $2.9 million as of March 31, 2010 and December 31, 2009.

Net charge-offs were $21.0 million or 2.67% (annualized) of average total loans for the three months ended March 31, 2010, compared to $2.0 million or 0.22% (annualized) of average total loans for the same period in 2009. Charge-offs during the first quarter of 2010, were primarily related to continued declines in commercial real estate value. The majority of charge-offs during the first quarter of 2010, were the result of our efforts to re-appraise a significant part of our nonperforming commercial real estate loan portfolio to make sure that we have reserved for them properly, or in the case of collateral dependent loans written down to their most current value. Approximately $9.2 million of charge-offs during the first quarter of 2010, were related to hospitality loans which have experienced reductions in real estate values as the industry has gone through significant declines in occupancy rates, average daily room rates, and revenue per available room.

The provision for credit losses for the three months ended March 30, 2010, was $22.9 million as compared to $9.0 million for the same period in 2009. The increase in the provision for credit losses during the first quarter of 2010, was due in part to the previously discussed increase in charge-offs. During 2009 and 2010, we have taken steps to reduce our total nonperforming loans and increase our allowance for loan losses thereby better positioning our balance sheet for future growth and profitability.

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of March 31, 2010 and December 31, 2009:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
March 31, 2010
+300	12.28%
+200	9.33%
+100	5.27%
Base	0.00%
-100	(8.83)%

December 31, 2009
+300	8.73%
+200	6.75%
+100	3.76%
Base	0.00%
-100	(6.36)%

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

CAPITAL AND LIQUIDITY

Capital – At March 31, 2010, shareholders’ equity totaled $620 million or 12.3% of total assets, as compared to $541 million or 11.0% of total assets at December 31, 2009. Our risk-based capital ratios together with the minimum capital amounts and ratios at March 31, 2010 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$605,944	16.9%	$286,443	8.0%
Tier 1 capital (to risk weighted assets)	504,116	14.1%	143,222	4.0%
Tier 1 capital (to average assets)	504,116	10.6%	189,568	4.0%

During 2009, we issued 8.3 million shares of our common stock through a public stock offering, which resulted in net proceeds of approximately $54.6 million, after deducting underwriting fees and estimated offering expenses.

During the first quarter of 2010, we issued 20.0 million shares of our common stock through a public stock offering, which resulted in net proceeds of approximately $86.9 million, after deducting underwriting fees and estimated offering expenses.

In the current economic environment, we regularly assess our ability to maintain and build our regulatory capital levels. In making this assessment, we take into account a variety of factors, including our views as to the duration of the recession and the consequent impact on its markets and the real estate markets in particular, our provisioning for and charge-off of nonperforming assets, the liquidity needs of our organization, the capital levels of our peer institutions, and our ability to access the capital markets.

We also take into account our discussions and agreements with the Federal Deposit Insurance Corporation (“FDIC”) and our other regulators. As part of an informal agreement that Sterling Bank entered into on January 26, 2010, with the FDIC and the Texas Department of Banking, we submitted to such regulatory agencies a capital management plan that reflects Sterling Bank’s plans to maintain for the next three years minimum regulatory capital levels that are in excess of the minimum requirements to remain well-capitalized but below our regulatory capital levels at March 31, 2010. If we are unable to maintain the regulatory capital levels that we propose in our capital management plan or if we fail to adequately resolve any other matters that any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions.

Liquidity – The objectives of our liquidity management is to maintain our ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate on an ongoing basis. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. In recent years, our liquidity needs have primarily been met by growth in deposits including brokered certificates of deposit. In addition to deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing securities and loan portfolios. For more information regarding liquidity, please refer to our 2009 Annual Report on Form 10-K.

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. The capital management plan that we submitted to our regulators reflects a variety of operational factors including our plans for dividend payments from Sterling Bank to Sterling Bancshares and from Sterling Bancshares to our shareholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk we face since December 31, 2009. For information regarding the market risk of our financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity.” Our principal market risk exposure is to interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Program”) originally adopted by the Board on April 26, 2005. The aggregate number of shares originally approved by the Board for repurchase under the Program remains unchanged at 3,750,000 shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. No shares were repurchased by the Company during the three months ended March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

Removed and reserved.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

11	Statement Regarding Computation of Earnings Per Share (included as Note 11) to Consolidated Financial Statements on page 20 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: May 10, 2010	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	By:	/s/ Zach L. Wasson
Zach L. Wasson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

11	Statement Regarding Computation of Earnings Per Share (included as Note 11) to Consolidated Financial Statements on page 20 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

*	As filed herewith.
**	As furnished herewith.