Form 10-Q
period 2010-06-30
STERLING BANCSHARES INC
filed 2010-08-09
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34768

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010
[Common Stock, $1.00 par value per share]	101,925,599 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$359,388	$246,215
Available-for-sale securities, at fair value	1,069,964	846,216
Held-to-maturity securities, at amortized cost	280,658	222,845

Loans held for sale	6,509	11,778
Loans held for investment	2,992,370	3,233,273

Total loans	2,998,879	3,245,051
Allowance for loan losses	(80,983)	(74,732)

Loans, net	2,917,896	3,170,319

Premises and equipment, net	47,812	48,816
Real estate acquired by foreclosure	18,151	16,763
Goodwill	173,210	173,210
Core deposit and other intangibles, net	10,540	11,626
Accrued interest receivable	14,951	16,502
Other assets	183,429	184,536

TOTAL ASSETS	$5,075,999	$4,937,048

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,266,781	$1,144,133
Interest-bearing demand	1,962,854	2,004,539
Certificates and other time	921,495	946,279

Total deposits	4,151,130	4,094,951
Other borrowed funds	100,770	97,245
Subordinated debt	78,247	77,338
Junior subordinated debt	82,734	82,734
Accrued interest payable and other liabilities	38,722	44,247

Total liabilities	4,451,603	4,396,515

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued or outstanding at June 30, 2010 and December 31, 2009	0	0
Common stock, $1 par value, 150,000,000 shares authorized, 103,794,917 and 83,720,767 issued and 101,927,417 and 81,853,266 outstanding at June 30, 2010 and December 31, 2009, respectively	103,795	83,721

Capital surplus	238,186	170,848
Retained earnings	287,503	295,909
Treasury stock, at cost, 1,867,500 shares held at June 30, 2010 and December 31, 2009	(21,399)	(21,399)
Accumulated other comprehensive income, net of tax	16,311	11,454

Total shareholders’ equity	624,396	540,533

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,075,999	$4,937,048

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$42,087	$51,691	$85,736	$104,691
Securities:
Taxable	9,602	8,815	18,719	17,373
Non-taxable	915	890	1,840	1,790
Deposits in financial institutions	231	0	346	0
Other interest-earning assets	3	26	4	32

Total interest income	52,838	61,422	106,645	123,886

Interest expense:
Demand and savings deposits	4,319	3,886	8,531	7,378
Certificates and other time deposits	3,159	6,503	6,511	13,970
Other borrowed funds	768	425	1,216	1,237
Subordinated debt	705	885	1,392	1,864
Junior subordinated debt	1,040	1,155	2,068	2,359

Total interest expense	9,991	12,854	19,718	26,808

Net interest income	42,847	48,568	86,927	97,078
Provision for credit losses	9,336	11,500	32,272	20,500

Net interest income after provision for credit losses	33,511	37,068	54,655	76,578

Noninterest income:
Customer service fees	3,591	3,752	7,079	7,864
Net gain on sale of securities	17	12	37	27
Other-than-temporary impairment loss on securities:
Impairment loss on securities	0	(2,893)	0	(2,893)
Noncredit-related loss recognized in other comprehensive income	0	2,879	0	2,879

Net impairment loss on securities	0	(14)	0	(14)
Wealth management fees	2,102	1,840	4,200	4,042
Other	2,815	4,903	3,746	9,372

Total noninterest income	8,525	10,493	15,062	21,291

Noninterest expense:
Salaries and employee benefits	20,453	24,152	40,956	46,429
Occupancy	5,709	6,168	11,499	12,037
Technology	2,332	2,475	4,749	4,980
Professional fees	1,372	1,157	3,377	2,354
Postage, delivery and supplies	719	760	1,427	1,481
Marketing	271	499	540	930
Core deposit and other intangibles amortization	537	565	1,086	1,130
FDIC insurance assessments	2,438	4,001	4,985	5,233
Other	6,975	4,244	11,140	9,045

Total noninterest expense	40,806	44,021	79,759	83,619

Income (loss) before income taxes	1,230	3,540	(10,042)	14,250
Income tax provision (benefit)	634	933	(4,390)	4,236

Net income (loss)	$596	$2,607	$(5,652)	$10,014

Preferred stock dividends	—	7,458	—	9,342

Net income (loss) applicable to common shareholders	$596	$(4,851)	$(5,652)	$672

Earnings (loss) per common share:
Basic	$0.01	$(0.06)	$(0.06)	$0.01

Diluted	$0.01	$(0.06)	$(0.06)	$0.01

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2009	125,198	$118,012	75,128	$75,128	$121,918	$332,009	(1,868)	$(21,399)	$17,471	$643,139
Comprehensive income:
Net income						10,014				10,014
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $1,836									3,410	3,410
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of ($3,436)									(6,381)	(6,381)
Noncredit-related impairment loss on held-to-maturity security not expected to be sold, net of taxes of ($1,007)									(1,872)	(1,872)

Total comprehensive income										5,171

Preferred stock redemption, accelerated dividend and amortization of preferred stock discount	(125,198)	(118,012)				(7,186)				(125,198)
Issuance of common stock			8,280	8,280	46,347					54,627
Issuance of common stock under incentive compensation plans and related tax effects			156	156	415					571
Stock-based compensation expense					2,092					2,092
Shares held in Rabbi Trust			(12)	(12)	(64)					(76)
Preferred stock dividends paid						(2,156)				(2,156)
Common stock dividends paid						(8,062)				(8,062)

BALANCE AT JUNE 30, 2009	$0	$0	83,552	$83,552	$170,708	$324,619	(1,868)	$(21,399)	$12,628	$570,108

BALANCE AT JANUARY 1, 2010	$0	$0	83,721	$83,721	$170,848	$295,909	(1,868)	$(21,399)	$11,454	$540,533
Comprehensive loss:
Net loss						(5,652)				(5,652)
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $4,319									8,019	8,019
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of ($1,607)									(2,985)	(2,985)
Less: Reclassification adjustment for gains on available-for-sale securities included in net income, net of taxes of $96									(177)	(177)

Total comprehensive loss										(795)

Issuance of common stock			20,000	20,000	66,731					86,731
Issuance of common stock under incentive compensation plans and related tax effects			79	79	19					98
Stock-based compensation expense					613					613
Shares held in Rabbi Trust			(5)	(5)	(25)					(30)
Common stock dividends paid						(2,754)				(2,754)

BALANCE AT JUNE 30, 2010	$0	$0	103,795	$103,795	$238,186	$287,503	(1,868)	$(21,399)	$16,311	$624,396

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,652)	$10,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	2,466	780
Net gain on securities	(37)	(27)
Other-than-temporary impairment loss on securities	0	14
Net loss (gain) on loans	2,592	(319)
Provision for credit losses	32,272	20,500
Writedowns, less gains on sale, of real estate acquired by foreclosure	276	40
Depreciation and amortization	4,790	5,332
Stock-based compensation expense (net of tax benefit/expense recognized)	622	1,536
Excess tax benefits from share-based payment arrangements	(2)	(27)
Net (increase) decrease in loans held for sale	(296)	48
Net gain on sale of bank assets	(226)	(198)
Net increase in accrued interest receivable and other assets	(3,649)	(5,395)
Net (decrease) increase in accrued interest payable and other liabilities	(3,901)	1,331

Net cash provided by operating activities	29,255	33,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	13,826	12,848
Proceeds from the sale of held-to-maturity securities	1,773	0
Purchases of held-to-maturity securities	(73,871)	(8,976)
Proceeds from the maturities or calls and paydowns of available-for-sale securities	162,870	102,793
Proceeds from the sale of available-for-sale securities	1,719	2,040
Purchases of available-for-sale securities	(378,243)	(235,153)
Net decrease in loans held for investment	205,767	233,751
Proceeds from sale of real estate acquired by foreclosure	9,074	1,808
Proceeds from sale of premises and equipment	13	36
Purchase of premises and equipment	(2,759)	(7,721)

Net cash (used in) provided by investing activities	(59,831)	101,426

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	56,179	139,098
Net increase (decrease) in other borrowed funds	4,025	(231,955)
Repayment of long-term borrowings	(500)	0
Proceeds from issuance of common stock under incentive compensation plans	96	543
Proceeds from issuance of common stock, net of expenses	86,731	54,627
Repurchase of common stock for Rabbi Trust	(30)	(76)
Excess tax benefits from share-based payment arrangements	2	27
Redemption of preferred stock	0	(125,198)
Preferred stock dividends paid	0	(2,486)
Common stock dividends paid	(2,754)	(8,062)

Net cash provided by (used in) financing activities	143,749	(173,482)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	113,173	(38,427)
CASH AND CASH EQUIVALENTS:
Beginning of period	246,215	113,163

End of period	$359,388	$74,736

Supplemental information:
Income taxes paid	$0	$13,500
Interest paid	21,100	28,891
Noncash investing and financing activities - Acquisition of real estate through foreclosure of collateral	10,738	4,318

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

The Company has evaluated subsequent events through the date the financial statements were issued.

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

Fair Value Measurement and Disclosures: In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASU 2010-06”) Improving Disclosures About Fair Value Measurements which amends ASC 820-10 Fair Value Measurement and Disclosures. ASU 2010-06 provides amendments to ASC 820-10 that require new disclosures regarding activity within the Level 1, 2 and 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding the level of disaggregation of assets and liabilities in addition to the disclosures about the valuation techniques and inputs used to measure fair value. ASC 820 affirmed that the fair value measurement objective when a market is not active is the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. ASC 820 provided additional guidance when the volume and level of activity for the asset or liability significantly decreased and included guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted ASC 820 during the quarter ended June 30, 2009. ASC 820 did not have a significant impact on the Company’s financial condition and results of operations. The Company adopted ASU 2010-06 during the first quarter of 2010. The enhanced disclosures related to ASU 2010-06 and ASC 820 are included in Note 17 – Disclosures About Fair Value of Financial Instruments.

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

Financial Instruments: ASC 825 and ASU 2010-06 Financial Instruments require expanded disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The expanded disclosure requirements for ASC 825 are included in Note 17 – Disclosures About Fair Value of Financial Instruments.

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

Receivables: In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”) Receivables (Topic 830) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

2. SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$75,046	$689	$0	$75,735
Obligations of states of the U.S. and political subdivisions	1,140	29	0	1,169
Mortgage-backed securities and collateralized mortgage obligations	957,004	24,999	(1,397)	980,606
Other securities	12,396	58	0	12,454

Total	$1,045,586	$25,775	$(1,397)	$1,069,964

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$102,361	$3,221	$(83)	$105,499
Mortgage-backed securities and collateralized mortgage obligations	178,297	2,422	(2,260)	178,459

Total	$280,658	$5,643	$(2,343)	$283,958

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$56,417	$139	$(69)	$56,487
Obligations of states of the U.S. and political subdivisions	1,235	35	0	1,270
Mortgage-backed securities and collateralized mortgage obligations	762,337	14,578	(2,903)	774,012
Other securities	13,915	660	(128)	14,447

Total	$833,904	$15,412	$(3,100)	$846,216

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$101,091	$3,479	$(80)	$104,490
Mortgage-backed securities and collateralized mortgage obligations	121,754	281	(4,185)	117,850

Total	$222,845	$3,760	$(4,265)	$222,340

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at June 30, 2010 are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$60,915	$61,285	$11,376	$11,499
Due after one year through five years	15,271	15,619	45,264	47,213
Due after five years through ten years	0	0	35,543	36,452
Due after ten years	0	0	10,178	10,335
Mortgage-backed securities and collateralized mortgage obligations	957,004	980,606	178,297	178,459
Other securities	12,396	12,454	0	0

Total	$1,045,586	$1,069,964	$280,658	$283,958

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at June 30, 2010.

Securities with carrying values totaling $274 million and fair values totaling $284 million were pledged to secure public deposits at June 30, 2010.

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

	June 30, 2010
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Mortgage-backed securities and collateralized mortgage obligations	$116,264	$(750)	$115,514	$3,997	$(647)	$3,350

Total	$116,264	$(750)	$115,514	$3,997	$(647)	$3,350

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$5,808	$(82)	$5,726	$100	$(1)	$99
Mortgage-backed securities and collateralized mortgage obligations	0	0	0	19,167	(2,260)	16,907

Total	$5,808	$(82)	$5,726	$19,267	$(2,261)	$17,006

	December 31, 2009
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$17,492	$(69)	$17,423	$0	$0	$0
Mortgage-backed securities and collateralized mortgage obligations	214,750	(2,201)	212,549	4,282	(702)	3,580
Other securities	0	0	0	12,089	(128)	11,961

Total	$232,242	$(2,270)	$229,972	$16,371	$(830)	$15,541

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$4,985	$(80)	$4,905	$0	$0	$0
Mortgage-backed securities and collateralized mortgage obligations	82,385	(960)	81,425	29,991	(3,225)	26,766

Total	$87,370	$(1,040)	$86,330	$29,991	$(3,225)	$26,766

For all security types discussed below where no OTTI is considered necessary at June 30, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Obligations of the U.S. Treasury and other U.S. government agencies: The agency securities consist of medium-term notes issued by the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). These securities are fixed rate and may be callable at the option of the issuer. They were purchased at premiums or discounts and have contractual cash flows guaranteed by agencies of the U.S. Government. The Company has the ability to purchase agency securities with maturity dates up to seven years.

Obligations of states of the U.S. and political subdivisions: The municipal bonds are largely comprised of General Obligation (GO) bonds issued by school districts or municipalities. These bonds have fixed-rates and maturities of 25 years or less. Since late 2008, there have been credit rating downgrades announced with regard to most of the insurers of the Company’s municipal bonds. These insurers provide a credit enhancement for the vast majority of municipal bond securities owned by the Company. Despite these downgrades, the municipal bonds owned by the Company are all considered to be investment grade due either to the underlying credit rating of the issuer or the current credit rating of the insurer. These securities will continue to be monitored as part of the Company’s ongoing impairment analysis, but are expected to perform, even if the nationally recognized statistical ratings organizations (“NRSROs”) further reduce the credit rating of the bond insurers.

Mortgage-backed securities and collateralized mortgage obligations (“CMO”): The agency mortgage-backed securities are comprised largely of fixed and variable rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), FNMA, or FHLMC. They have maturity dates of up to 40 years and have contractual cash flows guaranteed by agencies of the U.S. Government or Government sponsored entities. The decline in fair value was generally attributable to changes in interest rates and not credit quality. As such, no OTTI was considered necessary for these securities at June 30, 2010.

Other-Than-Temporarily Impaired Debt Securities

Declines in the fair value of individual securities below their amortized cost are assessed to determine whether the impairment is other-than-temporary. The initial indication of OTTI for both debt and equity securities is magnitude of loss and length of time the market value has been below cost. Additionally, the Company considers recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions within its industry, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value.

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

The Company recorded a $14 thousand credit-related OTTI during the second quarter of 2009 on one held-to-maturity debt security, based on its cash flow analysis. This security was issued in 2007 and was backed by hybrid adjustable-rate residential mortgage loans. At June 30, 2009, the date of OTTI, this security had an amortized cost basis of $7.3 million and a fair value of $4.4 million. At June 30, 2009, this security was an investment grade security. At June 30, 2009, the Company did not have an intent to sell the security, and it was not more likely than not that the Company would be required to sell the investment before recovery of its remaining amortized cost basis. Therefore, at June 30, 2009, the amount of the credit-related OTTI, $14 thousand, was recognized in earnings and the amount of the noncredit-related impairment of $2.9 million, was recognized in other comprehensive income. Subsequent to June 30, 2009, this security was downgraded to no longer being an investment grade security. The continued credit deterioration of this security combined with an increase in the number and amount of below investment grade securities within the Company’s security portfolio contributed to the Company’s decision to sell this security during the fourth quarter of 2009. As a result, the remaining unamortized noncredit-related impairment of $2.5 million that was previously recorded in other comprehensive income was recognized as a realized loss on sale of securities during the fourth quarter of 2009. There was no other-than-temporary impairment recorded on held-to-maturity securities during the three and six month periods ended June 30, 2010.

As of June 30, 2010, the Company owned 11 Private Label CMOs that are carried as held-to-maturity with a total amortized cost basis of $28.4 million. The unrealized losses on the Company’s Private Label CMO portfolio as of June 30, 2010, was generally attributable to the widespread deterioration in economic and credit market conditions over the last 24 months. All of the Company’s Private Label CMO securities are backed by residential mortgage loans and were rated in the highest available investment grade category at the time of their purchase. They continue to be rated by one or more of the NRSROs. As of June 30, 2010, eight of the 11 Private Label CMOs that are carried as held-to-maturity securities that are owned by the Company have been downgraded by one grade or more by at least one of the NRSROs. All of these eight downgraded securities, were rated “investment grade” as of June 30, 2010.

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

Because the Company currently expects to recover the entire amortized cost basis of these 11 Private Label CMOs that are carried as held-to-maturity and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company does not consider any of its Private Label CMOs to be other-than-temporarily impaired at June 30, 2010.

Available-for-Sale (AFS) Securities

There was no OTTI recorded during the three and six month periods ended June 30, 2010 or 2009 on available-for-sale securities.

Realized Gains and Losses on Sales of Securities

HTM Debt Securities

During the second quarter of 2010, the Bank sold one private-label CMO that was classified as held-to-maturity resulting in a realized loss of $236 thousand. The decision to sell this security in the second quarter of 2010 was due to the significant credit downgrading of the security to below investment grade. Given this credit downgrade, the current economic uncertainty along with the increasing levels of delinquencies being reported for all residential mortgage loans, the Company believed there was additional risk associated with holding this security until maturity. This security had a carrying value of $2.0 million at the time of sale.

The following table shows the gross realized losses on the sales of held-to-maturity securities (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Proceeds from sales	$1,773	$0	$1,773	$0
Gross realized losses	236	0	236	0
Available-for-Sale (AFS) Securities The following table shows the gross realized gains on the sales of available-for-sale securities (in thousands).
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Proceeds from sales	$1,719	$1,665	$1,719	$2,040
Gross realized gains	253	12	273	27

3. LOANS

The loan portfolio is classified by major type as follows (in thousands):

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
Loans held for sale
Real estate:
Commercial	$4,743	0.2%	$10,698	0.3%
Residential mortgage	1,766	0.0%	1,080	0.0%

Total loans held for sale	6,509	0.2%	11,778	0.3%

Loans held for investment
Domestic:
Commercial and industrial	648,486	21.6%	795,789	24.5%
Real estate:
Commercial	1,632,076	54.3%	1,667,038	51.6%
Construction	310,689	10.4%	360,444	11.1%
Residential mortgage	343,868	11.5%	344,807	10.6%
Consumer/other	47,270	1.6%	52,124	1.6%
Foreign loans:
Commercial and industrial	9,655	0.3%	10,752	0.3%
Other loans	326	0.1%	2,319	0.0%

Total loans held for investment	2,992,370	99.8%	3,233,273	99.7%

Total loans	$2,998,879	100.0%	$3,245,051	100.0%

Loan maturities and rate sensitivity of the loans held for investment, excluding residential mortgage and consumer loans, at June 30, 2010 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$444,777	$180,011	$23,698	$648,486
Real estate - commercial	233,861	803,386	594,829	1,632,076
Real estate - construction	141,499	120,031	49,159	310,689
Foreign loans	5,745	1,718	2,328	9,791

Total	$825,882	$1,105,146	$670,014	$2,601,042

Loans with a fixed interest rate	$203,042	$758,045	$174,959	$1,136,046
Loans with a floating interest rate	622,840	347,101	495,055	1,464,996

Total	$825,882	$1,105,146	$670,014	$2,601,042

The loan portfolio consists of various types of loans with approximately 90% outstanding to borrowers located in the Houston, San Antonio, Dallas and Fort Worth, Texas metropolitan areas.

The Company’s largest industry concentration was in the hospitality loan portfolio, which was approximately $295 million, or 10%, of total loans held for investment at June 30, 2010. As of June 30, 2010, there were no other concentrations of loans to any one type of industry exceeding 10% of total loans, nor were there any loans classified as highly leveraged transactions.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business and are made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	June 30, 2010	December 31, 2009
Beginning balance	$2,141	$2,100
New loans	143	240
Repayments	(131)	(199)

Ending balance	$2,153	$2,141

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The recorded investment in individually assessed impaired loans was $182 million at June 30, 2010, of which $28.7 million required specific reserves of $5.6 million. The recorded investment in individually assessed impaired loans was $150 million at December 31, 2009, of which $104 million required specific reserves of $11.6 million. The Company has no further significant commitments to lend additional funds to these borrowers. Impaired loans at June 30, 2010 included $3.5 million of loans classified as held for sale compared to $9.9 million at December 31, 2009. No interest on impaired loans was received during the three and six month periods ended June 30, 2010 and 2009, respectively.

When management doubts a borrower's ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Nonperforming loans of $166 million at June 30, 2010 and $103 million at December 31, 2009, have been categorized by management as nonaccrual loans. Interest foregone on nonaccrual loans was $3.6 million and $5.9 million for the three and six months ended June 30, 2010, respectively, and $2.2 million and $3.5 million for the same time periods in 2009.

At June 30, 2010, loans restructured as part of troubled debt restructurings totaled approximately $77.2 million of which $62.2 million were considered nonaccrual. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms.

Accruing loans 90 days past due or more were $441 thousand and $41 thousand at June 30, 2010 and December 31, 2009, respectively.

4. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$76,646	$56,703	$74,732	$49,177
Loans charged-off	7,678	15,757	30,122	18,615
Loan recoveries	(1,329)	(629)	(2,751)	(1,461)

Net loans charged-off	6,349	15,128	27,371	17,154
Provision for loan losses	10,686	11,500	33,622	21,052

Allowance for loan losses at end of period	80,983	53,075	80,983	53,075

Allowance for unfunded loan commitments at beginning of period	2,852	1,102	2,852	1,654
Provision (credit) for losses on unfunded loan commitments	(1,350)	0	(1,350)	(552)

Allowance for unfunded loan commitments at end of period	1,502	1,102	1,502	1,102

Total Allowance for Credit Losses	$82,485	$54,177	$82,485	$54,177

5. GOODWILL AND OTHER INTANGIBLES

Goodwill totaled $173 million at June 30, 2010 and December 31, 2009. Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amount. Goodwill is assigned to reporting units for purposes of impairment testing. Reporting units used for goodwill impairment testing include the Company’s banking operations and MBM Advisors, a wholly owned subsidiary of Sterling Bank that provides investment advisory and pension administration/consulting services. Management does not believe any of the Company’s goodwill was impaired at June 30, 2010. Other intangible assets consist primarily of core deposits and other intangibles. Intangible assets with definite useful lives are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is approximately 10 years. An intangible asset subject to amortization shall be tested for recoverability whenever events or changes in circumstances, such as a significant or adverse change in the business climate that could affect the value of the intangible asset, indicate that its carrying amount may not be recoverable. An impairment loss is recorded to the extent the carrying amount of the intangible asset exceeds its fair value.

Other intangible assets totaled $10.5 million at June 30, 2010 including $7.9 million related to core deposits and $2.6 million related to customer relationships. Other intangible assets totaled $11.6 million at December 31, 2009, including $8.8 million related to core deposits and $2.8 million related to customer relationships. Core deposit and other intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. The total amortization expense related to intangible assets was $537 thousand and $1.1 million for the three and six month periods ended June 30, 2010, respectively, and $565 thousand and $1.1 million for the same time periods in 2009, respectively.

The projected amortization for core deposits and other intangibles as of June 30, 2010 was as follows (in thousands):

2010	$1,063
2011	2,011
2012	1,801
2013	1,695
2014	1,584
Thereafter	2,386

Total	$10,540

6. OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Federal Home Loan Bank advances	$40,000	$40,500
Repurchase agreements	58,413	55,695
Federal funds purchased and other short-term borrowings	2,357	1,050

Total	$100,770	$97,245

Federal Home Loan Bank Advances - The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. At June 30, 2010, the Company had total funds of $1.4 billion available under this agreement of which $40.0 million was outstanding with an average interest rate of 2.94%. At June 30, 2010, the Company had $40.0 million of FHLB advances with a maturity of seven years. These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities Sold Under Agreements to Repurchase – Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day, while structured repurchase agreements with other financial institutions have varying terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities. The securities underlying the structured repurchase agreements are held in safekeeping by the purchasing financial institution. At June 30, 2010 and December 31, 2009, the Company had securities sold under agreements to repurchase with banking customers of $8.4 million and $5.7 million, respectively. Structured repurchase agreements totaled $50.0 million at June 30, 2010 and December 31, 2009, and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a fixed rate of 3.88% and 3.50%, respectively. The rate on these repurchase agreements was zero at December 31, 2009. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

7. SUBORDINATED DEBT

The Bank has $75.0 million of subordinated debt outstanding as of June 30, 2010. Of that $75.0 million, $50.0 million is in subordinated unsecured notes that bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. Debt issuance costs of approximately $1.0 million are being amortized over the ten-year term of the notes on a straight-line basis. In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the bank swapped the fixed rate to a floating rate (discussed in Note 9).

The remaining subordinated debt outstanding at the Bank is a subordinated note in the aggregate principal amount of $25.0 million. The subordinated note bears interest at a rate equal to LIBOR plus 2.50% and is reset quarterly. The unpaid principal balance plus all accrued and unpaid interest on the subordinated note is due and payable on September 15, 2018. The Bank may prepay the subordinated note without penalty on any interest payment date on or after September 15, 2013. As of June 30, 2010, the floating rate was 3.04% on the subordinated note compared to 2.75% at December 31, 2009.

8. JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of June 30, 2010 and December 31, 2009, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

The trust preferred securities issued under Statutory Trust One, BOTH Capital Trust I, and Capital Trust IV bear interest on a floating rate that resets quarterly. As of June 30, 2010, the floating rate on these securities was 3.98%, 3.40% and 2.14%, respectively, compared to 3.70%, 3.38% and 1.85%, respectively, at December 31, 2009.

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

The Company may designate a derivative as either an accounting hedge of the fair value of a recognized fixed rate asset or an unrecognized firm commitment (“fair value” hedge). The Company may also designate an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values. To the extent a hedge is considered effective, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income, net of income taxes. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized as other noninterest income.

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

The Company’s only derivative contract outstanding at both June 30, 2010 and December 31, 2009, was an interest rate swap agreement that was designated as a fair value hedge of interest rate risk. The table below presents the fair value of the Company’s interest rate swap agreement as well as its classification on the Consolidated Balance Sheets (in thousands):

June 30, 2010			December 31, 2009
	Fair Value			Fair Value
Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
$50,000	$3,264	$0	$50,000	$2,357	$0

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

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings. As the interest rate swap agreement qualifies for the “short-cut” method, the gain or loss on the derivative exactly offsets the loss or gain on the hedged item, resulting in zero net earnings impact.

The table below presents the effect of the Company’s interest rate swap agreement on the Consolidated Statements of Income (in thousands):

Amount of Gain or (Loss) Recognized in Income on Derivative				Amount of Gain or (Loss) Recognized in Income on Hedged Item
Interest expense		Interest expense		Interest expense		Interest expense
Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
2010	2009	2010	2009	2010	2009	2010	2009
$508	$(1,284)	$907	$(1,310)	$(508)	$1,284	$(907)	$1,310

The Company recognized a net reduction to interest expense of $427 thousand and $864 thousand for the three and six months ended June 30, 2010, respectively, related to the Company’s interest rate swap agreement. For the three and six months ended June 30, 2009, the Company recognized a net reduction to interest expense of $322 thousand and $582 thousand, respectively

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company used interest rate floors and collars as part of its interest rate risk management strategy. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. Interest rate collars designated as cash flow hedges involve the payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and receipts of variable-rate amounts if interest rates fall below the floor strike rate on the contract. During 2006, the Company purchased a prime interest rate floor with a notional amount of $113 million and a strike rate of 8.00% and a prime interest rate collar contract with a notional amount of $250 million and an 8.42% interest rate cap and an 8.00% interest rate floor. These contracts were designated as cash flow hedges of the monthly interest receipts from a portion of the Company’s portfolio of prime-based variable rate loans. During the third quarter of 2009, the Company’s interest rate floor matured, and the Company terminated its interest rate collar; accordingly, the Company does not have any derivatives designated as cash flow hedges of interest rate risk as of June 30, 2010 and December 31, 2009.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2010 and 2009, such derivatives were used to hedge the forecasted variable cash inflows associated with existing pools of prime-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2009, the Company recognized gains of $1.4 million and $2.2 million, respectively, for hedge ineffectiveness attributable to the aggregate principal amount of the designated loan pools falling below the notional amount. No hedge ineffectiveness was recognized during the three and six month periods ended June 30, 2010.

The amount reported in other comprehensive income related to the gain on the terminated collar will be reclassified to interest income, as interest payments are received on the Company’s variable-rate assets. As of June 30, 2010, the Company estimates that approximately $717 thousand of the remaining deferred amortization will be reclassified as an increase to interest income in July 2010.

The table below presents the effect of the Company’s interest rate floor and collar on the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amount of gain recognized in OCI (effective portion)	$0	$86	$0	$661
Amount of gain reclassified from OCI into income (effective portion):
Interest income	2,249	3,848	4,592	7,888
Other noninterest income	0	1,619	0	2,488
Amount of gain recognized into other noninterest income (Ineffective portion and amount excluded from effectiveness testing)	0	1,392	0	2,156

10. INCOME TAXES

Net deferred tax assets totaled $25.3 million at June 30, 2010 and $26.3 million at December 31, 2009. No valuation allowance was recorded against deferred tax assets at June 30, 2010 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.

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

Total stock-based compensation expense that was charged against income was $810 thousand and $613 thousand for the three and six month periods ended June 30, 2010, respectively, and $1.1 million and $2.1 million, respectively, for the same time periods in 2009. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $151 thousand for the three month period ended June 30, 2010 and $298 thousand and $556 thousand, respectively, for the three and six month periods ended June 30, 2009. There was no income tax benefit recognized for the six month period ended June 30, 2010.

On December 20, 2007, the Company entered into an employment agreement with its chief executive officer (“CEO”). This agreement replaced the existing agreement, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”), to be earned based on specified performance metrics. The total value of the stock grant was based on the current market price on the date of grant. The Company recorded the performance-based share awards assuming 100% of the performance metrics would be obtained. During 2009, the Company revised its estimate and determined that the CEO had earned 50% of the PRSUs awarded in 2007. No expense was recorded for this agreement during the six months ended June 30, 2010 as the agreement (and the underlying PRSUs) with the CEO expired in accordance with its terms on December 31, 2009.

On July 9, 2010, the Company entered into a new employment agreement with its CEO, in which the CEO was awarded 187,500 PRSUs. The PRSUs will be earned based on specified performance metrics which include an earnings per share growth versus the Company’s peer banks and a return on assets performance versus the Company’s peer banks. The PRSUs have a three year vesting period and will vest on June 30, 2013 based on the Company’s performance as compared to its peers over the three year period beginning July 1, 2010 and ending on June 30, 2013.

Stock Purchase Plan - The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 2.3 million shares of the Company’s common stock may be issued under the Purchase Plan subject to adjustment upon changes in capitalization. During the three and six months ended June 30, 2010, 18,263 and 35,739 shares, respectively, were subscribed for through payroll deductions under the Purchase Plan compared to 20,655 and 43,920 shares for the same periods in 2009, respectively.

12. SHAREHOLDERS’ EQUITY

Common stock – During the second quarter of 2009, the Company issued 8.3 million shares of its common stock through a public stock offering, which resulted in net proceeds of approximately $54.6 million, after deducting underwriting fees and estimated offering expenses.

During the first quarter of 2010, the Company issued 20.0 million shares of its common stock through a public stock offering, which resulted in net proceeds of approximately $86.7 million, after deducting underwriting fees and estimated offering expenses.

Preferred stock – On December 12, 2008, as part of the TARP Capital Purchase Program, the Company entered into a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the Company for a purchase price of $125 million in cash (i) sold 125,198 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series J and (ii) issued a ten-year warrant (the “Warrant”) to purchase 2.6 million shares of the Company’s common stock, for a price of $7.18 per share. The Series J Preferred Stock was nonvoting and qualified as Tier 1 Capital. The preferred stock dividend reduced earnings available to common shareholders and was computed at an annual rate of 5% per year.

During the second quarter of 2009, the Company fully redeemed the $125 million Series J preferred stock that was sold to the U.S. Treasury in December of 2008. The Company was approved to pay the funds back without any condition from regulators. As a result of the redemption, the

Company recorded a one-time $7.5 million charge in the form of an accelerated deemed dividend to account for the difference between the amount at which the preferred stock sale had been initially recorded and its redemption price. The Warrant to purchase 2.6 million shares of the Company’s common stock remained outstanding with the U.S. Treasury until they were auctioned by the U.S. Treasury in June 2010. The Warrant is listed on Nasdaq under the symbol “SBIBW.”

Treasury stock - On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2.5 million shares of common stock, not to exceed 500 thousand shares in any calendar year. On January 29, 2007, the Company’s Board of Directors authorized an increase in the number of shares to be repurchased to adjust for the three-for-two stock split approved by the Board of Directors on October 30, 2006. On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Repurchase Program”). The amendment increased by 750 thousand shares the total number of shares that may be repurchased by the Company under the Repurchase Program in the fiscal year 2007. The aggregate number of shares originally approved by the Board of Directors for repurchase under the Repurchase Program remains unchanged at 3.8 million shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. There were no shares repurchased during the three and six month periods ended June 30, 2010 and 2009.

13.	EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) applicable to common shareholders	$596	$(4,851)	$(5,652)	$672

Basic:
Weighted average shares outstanding	101,898	77,894	95,227	75,602
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and nonvested share awards	246	0	0	260

Total	102,144	77,894	95,227	75,862

Earnings (loss) per common share:
Basic	$0.01	$(0.06)	$(0.06)	$0.01

Diluted	$0.01	$(0.06)	$(0.06)	$0.01

The incremental shares for the assumed exercise of the outstanding options and nonvested share awards were determined by application of the treasury stock method. The calculation of diluted earnings per common share excludes 1,989,962 and 2,244,457 options and nonvested share awards outstanding for the three and six month periods ended June 30, 2010, respectively, and 1,470,431 and 1,504,079 options and nonvested share awards outstanding for the three and six month periods ended June 30, 2009, respectively, which were antidilutive. Options and nonvested share awards have been excluded from the computation of diluted loss per share for the six month period ended June 30, 2010, as the effect would have been antidilutive. In addition, the calculation excludes the Warrant issued to the U.S. Treasury in December 2008 to purchase 2.6 million shares of common stock, which was antidilutive.

14. COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.8 million and $5.6 million for the three and six months ended June 30, 2010, respectively, and $2.8 million and $5.9 million for the three and six months ended June 30, 2009, respectively. For information regarding these commitments refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Litigation – The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements - The Company has previously entered into severance and non-competition agreements with its CEO and certain other executive officers. Under agreements with executive officers, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreements); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20 thousand in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

On July 9, 2010, the Company entered into a new employment agreement with its CEO deemed effective as of July 1, 2010. If, prior to the expiration of the employment term and prior to a change of control, the Company terminates the CEO’s employment without cause, or the CEO voluntarily resigns for good reason, the Company shall be obligated to pay the CEO a lump sum cash payment in an amount equal to the aggregate base salary that he would have earned during the remainder of the employment term, and shall be obligated to continue the provision of benefits under the terms of the new employment agreement through the employment term. The CEO would also be entitled to receive a pro rata portion of 187,500 PRSUs. If, following a change of control, the Company terminates the CEO’s employment for any reason other than death or disability, or the CEO voluntarily resigns for good reason, the Company shall be obligated to pay the CEO a lump sum cash payment equal to three times his base salary and cash bonus as calculated pursuant to the Employment Agreement, and shall be obligated to continue benefits through the remainder of the employment term or three years after the change of control.

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	June 30, 2010	December 31, 2009
Commitments to extend credit	$621,585	$704,107
Standby and commercial letters of credit	52,026	55,312

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of June 30, 2010 and December 31, 2009, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

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

The Company also takes into account its discussions and agreements with the Federal Deposit Insurance Corporation (“FDIC”) and its other regulators. As part of an informal agreement that Sterling Bank entered into on January 26, 2010 with the FDIC and the Texas Department of Banking, the Company submitted to such regulatory agencies a capital management plan that reflects Sterling Bank’s plans to maintain for the next three years minimum regulatory capital levels that are in excess of the minimum requirements to remain well-capitalized but below its regulatory capital levels at June 30, 2010. If the Company is unable to maintain the regulatory capital levels that it proposes in its capital management plan or if it fails to adequately resolve any other matters that any of its regulators may require the Company to address in the future, the Company could become subject to more stringent supervisory actions. At June 30, 2010, the Company believes it is in compliance regarding the informal agreement with the regulatory agencies and the capital plan that was submitted and accepted by those agencies.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of June 30, 2010:
Total capital (to risk weighted assets)	$595,013	17.0%	$279,359	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	504,585	14.5%	139,679	4.0%	N/A	N/A
Tier 1 capital (to average assets)	504,585	10.3%	195,503	4.0%	N/A	N/A

As of December 31, 2009:
Total capital (to risk weighted assets)	$526,919	14.4%	$292,569	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	424,409	11.6%	146,284	4.0%	N/A	N/A
Tier 1 capital (to average assets)	424,409	8.9%	191,045	4.0%	N/A	N/A

STERLING BANK:
As of June 30, 2010:
Total capital (to risk weighted assets)	$549,198	15.7%	$279,098	8.0%	$348,872	10.0%
Tier 1 capital (to risk weighted assets)	458,810	13.2%	139,549	4.0%	209,323	6.0%
Tier 1 capital (to average assets)	458,810	9.4%	195,367	4.0%	244,209	5.0%

As of December 31, 2009:
Total capital (to risk weighted assets)	$513,792	14.1%	$292,309	8.0%	$365,386	10.0%
Tier 1 capital (to risk weighted assets)	411,322	11.3%	146,154	4.0%	219,232	6.0%
Tier 1 capital (to average assets)	411,322	8.6%	190,915	4.0%	238,644	5.0%

Trust preferred securities are included in the Company’s Tier 1 capital for regulatory capital purposes pursuant to guidance from the Federal Reserve.

Dividend restrictions - Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. The capital management plan that the Company submitted to its regulators, reflects a variety of operational factors including the Company’s plans for dividend payments from the Bank to Sterling Bancshares and from Sterling Bancshares to its shareholders.

17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The table below presents the Company’s financial assets measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$1,069,964	$0	$1,069,964	$0
Interest rate swap	3,264	0	3,264	0

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$846,216	$0	$843,731	$2,485
Interest rate swap	2,357	0	2,357	0

The table below presents a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and summarizes gains and losses due to changes in fair value. Level 3 available-for-sale securities included certain interest-only strips which are valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and prepayment rates.

	Three Months Ended June 30,
	2010	2009
Balance at beginning of period	$2,512	$2,467
Total gains or losses for the period included in:
Noninterest income	213	0
Other comprehensive income	0	115
Purchases, issuances, settlements and amortization	(2,725)	(188)
Transfers in and/or out of Level 3	0	0

Balance at end of period	$0	$2,394

Net unrealized losses included in net income for the period

relating to assets held at the end of period	$0	$0

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$2,485	$2,516
Total gains or losses for the period included in:
Noninterest income	213	0
Other comprehensive income	0	268
Purchases, issuances, settlements and amortization	(2,698)	(390)
Transfers in and/or out of Level 3	0	0

Balance at end of period	$0	$2,394

Net unrealized losses included in net income for the period

relating to assets held at the end of period	$0	$0

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

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the three and six month periods ended June 30, 2010, individually assessed impaired loans over $100 thousand were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or through a charge-off based upon the fair value of the underlying collateral. Individually assessed impaired loans with a book value at June 30, 2010 of $69.0 million were reduced by a specific valuation allowance or charged-down to their fair value of $48.7 million during the six months ended June 30, 2010.

During the three and six month periods ended June 30, 2010, the Company recorded additions to other real estate owned and other repossessed assets of $10.0 million and $15.0 thousand, respectively, which were outstanding at June 30, 2010. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs within the fair value hierarchy based on observable market data and Level 3 inputs based on customized discounting criteria. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs through the allowance for loan losses. Foreclosed assets are remeasured at fair value subsequent to their initial recognition. In connection with the remeasurement, the Company recorded losses of other real estate owned of $806 thousand and $277 thousand, respectively, for the three and six month periods ended June 30, 2010. The Company recorded gains of $15.7 thousand and $35.8 thousand for the three and six month periods ended June 30, 2010, respectively, on other repossessed assets.

As of June 30, 2010, the Company had a balance of $6.5 million in loans held for sale. Loans held for sale are considered a Level 3 input within the fair value hierarchy based on current investor market pricing from investors in these types of loans. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value. During the three and six month periods ended June 30, 2010, the Company recorded a lower of cost or market adjustment of $418 thousand and $3.0 million, respectively, on certain nonperforming commercial real estate loans.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June 30, 2010.

The following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Held-to-maturity securities	$280,658	$283,958	$222,845	$222,340
Loans held for sale	6,509	6,509	11,778	11,778
Loans held for investment, net of allowance	2,911,387	2,700,680	3,158,541	2,998,569
Financial liabilities:
Time deposits	921,495	921,624	946,279	946,897
Other borrowed funds	100,770	105,458	97,245	95,368
Subordinated debt	78,247	73,519	77,338	72,889
Junior subordinated debt	82,734	64,772	82,734	54,414

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	our investment securities portfolio is subject to credit risk, market risk, and liquidity risk;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the effect of changes in accounting policies and practices, as may be adopted by the FASB, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies;

•	the effect of fiscal and governmental policies of the U.S. federal government;

•	due to our participation in various programs sponsored by the U.S. Government, we are subject to certain restrictions on our business and these programs are subject to change beyond our control;

•	the enactment and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	federal and state governments could pass additional legislation responsive to current credit conditions; and

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

RECENT LEGISLATION IMPACTING THE FINANCIAL SERVICES INDUSTRY

We operate in a highly regulated environment. Recent and future changes in the laws and regulations that govern our operations, corporate governance, and executive compensation, changes in the accounting principles that are applicable to us, and our potential failure to comply with the foregoing, may adversely affect us.

We are subject to extensive regulation, supervision, and legislation that governs almost all aspects of our operations. See “Management’s Discussion and Analysis — Supervision and Regulation” included in our Annual Report on Form 10-K for the year ended December 31, 2009. The laws and regulations applicable to the banking industry could change at any time and are primarily intended for the protection of customers, depositors and the deposit insurance funds. Intended to protect customers, depositors and deposit insurance funds, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that our banking institutions can pay to our holding company, restrict the ability of institutions to guarantee our parent company’s debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or deductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs, higher fees and insurance premiums and additional oversight by us or third party personnel. Further, our failure to comply with these laws and regulations, even if the failure follows a good faith effort or a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.

The President of the United States signed the “Dodd-Frank Wall Street Reform and Consumer Protection Act”, or the Dodd-Frank Act, into law on July 21, 2010. This legislation makes extensive changes to the laws regulating financial services firms as well as to corporate governance matters affecting public companies. It requires significant rule-making and, in addition, mandates numerous studies, which could result in additional legislative or regulatory action. We are in the process of evaluating this new legislation.

Among other things, the legislation authorizes various assessments and fees, including increases in Federal Deposit Insurance Corporation premiums (and changes in how such premiums will be assessed), requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions, and requires the SEC to complete studies and develop rules or approve stock exchange rules regarding various investor protection issues, including shareholder access to the proxy process, and various matters pertaining to executive compensation and compensation committee oversight.

The legislation also establishes a new independent Consumer Financial Protection Bureau which will have broad rulemaking, supervisory and enforcement authority over consumer products, including mortgages, home-equity loans and credit cards. Further, states will be permitted to adopt stricter consumer protection laws and state attorney generals can enforce those laws as well as consumer protection rules issued by the Consumer Financial Protection Bureau.

The changes resulting from the Dodd-Frank and its associated rulemaking could impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes. We are continuing to evaluate the effects of the act on the Company. We do not believe it will have a material impact on our financial statements.

OVERVIEW

For more than 35 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to medium-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 57 banking centers in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas.

At June 30, 2010, we had consolidated total assets of $5.1 billion, total loans of $3.0 billion, total deposits of $4.2 billion and shareholder’s equity of $624 million.

We reported net income of $596 thousand, or $0.01 per diluted common share for the quarter ended June 30, 2010, compared to a net loss applicable to common shareholders of $4.9 million or $0.06 per diluted share, for the second quarter of 2009.

During the quarter we experienced a migration of certain commercial real estate loans to nonperforming status. Apart from the increase in nonperforming loans, we began to see improvements in our credit quality with past due loans decreasing $27 million, a reduction of $30 million in potential problem loans as well as a decrease of $15 million in net charge-offs compared to the first quarter of 2010.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2010.

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

NEW ACCOUNTING GUIDANCE

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105 Generally Accepted Accounting Principles. The ASC is the official source of authoritative United States Generally Accepted Accounting Principles (“GAAP”) superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. ASC 105 became effective during the third quarter of 2009 and did not have a significant impact on our financial statements.

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

Fair Value Measurement and Disclosures: In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASU 2010-06”) Improving Disclosures About Fair Value Measurements which amends ASC 820-10 Fair Value Measurement and Disclosures. ASU 2010-06 provides amendments to ASC 820-10 that require new disclosures regarding activity within the Level 1, 2 and 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding the level of disaggregation of assets and liabilities in addition to the disclosures about the valuation techniques and inputs used to measure fair value. ASC 820 affirmed that the fair value measurement objective when a market is not active is the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. ASC 820 provided additional guidance when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted ASC 820 during the quarter ended June 30, 2009. ASC 820 did not have a significant impact on our financial condition and results of operations. We adopted ASU 2010-06 during the first quarter of 2010. The enhanced disclosures related to ASU 2010-06 and ASC 820 are included in Note 17 – Disclosures About Fair Value of Financial Instruments.

Investments – Debt and Equity Securities: ASC 320 Investments – Debt and Equity Securities amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security prior to recovery. ASC 320 became effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 320 during the quarter ended June 30, 2009. The expanded disclosures and discussion of other-than-temporarily impaired debt securities related to ASC 320 are included in Note 2 - Securities.

Financial Instruments: ASC 825 and ASU 2010-06 Financial Instruments requires expanded disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The expanded disclosure requirements for ASC 825 are included in Note 17 – Disclosures About Fair Value of Financial Instruments.

Earnings Per Share: ASC 260 Earnings Per Share provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) that are participating securities shall be included in the computation of earnings per share pursuant to the two-class method. We do not have nonvested share-based payment awards that contain rights to dividends or dividend equivalents that are participating securities.

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

Transfers and Servicing: ASC 860 Transfers and Servicing improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective for annual reporting periods that begin after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter, with early adoption prohibited. ASC 860 must be applied to transfers occurring on or after the effective date. The adoption of ASC 860 did not have a significant impact on our financial condition or results of operations.

Consolidation: ASC 810 Consolidation improves financial reporting by enterprises involved with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter, with earlier adoption prohibited. The adoption of ASC 810 did not have a significant impact on our financial condition or results of operations.

Receivables: In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”) Receivables (Topic 830) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.

SELECTED FINANCIAL DATA

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2010	2009	2010	2009	2009
	(Dollars and shares in thousands, except per share amounts)
INCOME STATEMENT DATA:
Net interest income	$42,847	$48,568	$86,927	$97,078	$191,709
Provision for credit losses	9,336	11,500	32,272	20,500	87,361
Noninterest income	8,525	10,493	15,062	21,291	35,895
Noninterest expense	40,806	44,021	79,759	83,619	163,184
Income (loss) before income taxes	1,230	3,540	(10,042)	14,250	(23,211)
Net income (loss)	596	2,607	(5,652)	10,014	(12,974)
Net income (loss) applicable to common shareholders	596	(4,851)	(5,652)	672	(22,316)

BALANCE SHEET DATA (at period-end):
Total assets	$5,075,999	$4,912,367	$5,075,999	$4,912,367	$4,937,048
Total loans	2,998,879	3,538,863	2,998,879	3,538,863	3,245,051
Allowance for loan losses	80,983	53,075	80,983	53,075	74,732
Total securities	1,350,622	930,147	1,350,622	930,147	1,069,061
Total deposits	4,151,130	3,958,235	4,151,130	3,958,235	4,094,951
Other borrowed funds	100,770	176,631	100,770	176,631	97,245
Subordinated debt	78,247	77,028	78,247	77,028	77,338
Junior subordinated debt	82,734	82,734	82,734	82,734	82,734
Shareholders’ equity	624,396	570,108	624,396	570,108	540,533

COMMON SHARE DATA:
Earnings (loss) per common share (1):
Basic shares	$0.01	$(0.06)	$(0.06)	$0.01	$(0.28)
Diluted shares	$0.01	$(0.06)	$(0.06)	$0.01	$(0.28)
Shares used in computing earnings (loss) per common share:
Basic shares	101,898	77,894	95,227	75,602	78,696
Diluted shares	102,144	77,894	95,227	75,862	78,696
End of period common shares outstanding	101,927	81,685	101,927	81,685	81,853
Book value per common share at period-end	$6.13	$6.98	$6.13	$6.98	$6.60
Cash dividends paid per common share	$0.015	$0.055	$0.030	$0.110	$0.180
Common stock dividend payout ratio	256.65%	154.89%	(48.80)%	80.61%	(106.36)%

SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	0.38%	(3.46)%	(1.90)%	0.25%	(4.01)%
Return on average assets (2)	0.05%	0.21%	(0.23)%	0.40%	(0.26)%
Tax equivalent net interest margin (3)	3.74%	4.33%	3.88%	4.32%	4.22%
Efficiency ratio (4)	78.77%	70.54%	77.54%	68.33%	69.17%
Full-time equivalent employees	991	1,038	991	1,038	1,012
Number of banking centers	57	61	57	61	58

LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	73.39%	91.81%	75.97%	94.95%	88.33%
Period-end shareholders’ equity to total assets	12.30%	11.61%	12.30%	11.61%	10.95%
Average shareholders’ equity to average assets	12.28%	12.14%	11.96%	12.48%	11.92%
Period-end tangible capital to total tangible assets	9.01%	8.13%	9.01%	8.13%	7.48%
Tier 1 capital to risk-weighted assets	14.45%	11.27%	14.45%	11.27%	11.61%
Total capital to risk-weighted assets	17.04%	13.92%	17.04%	13.92%	14.41%
Tier 1 leverage ratio (Tier 1 capital to average assets)	10.32%	9.42%	10.32%	9.42%	8.89%

ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	2.75%	1.53%	2.75%	1.53%	2.39%
Period-end allowance for loan losses to period-end loans	2.70%	1.50%	2.70%	1.50%	2.30%
Period-end allowance for loan losses to nonperforming loans	48.74%	46.53%	48.74%	46.53%	72.86%
Nonperforming loans to period-end loans	5.54%	3.22%	5.54%	3.22%	3.16%
Nonperforming assets to period-end assets	3.63%	2.50%	3.63%	2.50%	2.42%
Net charge-offs to average loans (2)	0.83%	1.67%	1.77%	0.93%	1.72%

(1)	The calculation of diluted earnings per common share excludes 1,989,962 and 2,244,457 shares for the three and six months ended June 30, 2010, respectively, and 1,603,428 shares for the year ended 2009, and 1,470,431 and 1,504,079 shares for the three and six months ended June 30, 2009, respectively, which were antidilutive.
(2)	Interim periods annualized.
(3)	Taxable-equivalent basis assuming a 35% tax rate. The Company presents net interest income on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(4)	The efficiency ratio is calculated by dividing noninterest expense less acquisition costs and a one-time severance charge by tax equivalent basis net interest income plus noninterest income less net gain (loss) on investment securities.

RESULTS OF OPERATIONS

Net Income (Loss) Applicable to Common Shareholders - Net income was $596 thousand, or $0.01 per diluted common share, for the second quarter ended June 30, 2010, compared to a net loss applicable to common shareholders of $4.9 million, or $0.06 per diluted common share, for the second quarter of 2009.

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

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands):

	Three Months Ended June 30,
	(Dollars in thousands)
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$11,454	$54	1.90%	$2,714	$40	5.84%
Loans held for investment (1):
Taxable	3,036,770	41,994	5.55%	3,634,159	51,598	5.69%
Non-taxable (2)	4,260	57	5.34%	5,294	77	5.87%
Securities:
Taxable	1,125,517	9,602	3.42%	761,249	8,815	4.64%
Non-taxable (2)	100,192	1,347	5.39%	96,447	1,292	5.37%
Deposits in financial institutions	362,429	231	0.26%	269	0	0.05%
Other interest-earning assets	840	3	1.27%	39,546	26	0.26%

Total interest-earning assets	4,641,462	53,288	4.60%	4,539,678	61,848	5.46%

Noninterest-earning assets:
Cash and due from banks	64,135			91,647
Premises and equipment, net	47,831			50,869
Other assets	410,974			365,025
Allowance for loan losses	(78,007)			(55,899)

Total noninterest-earning assets	444,933			451,642

Total Assets	$5,086,395			$4,991,320

Interest-Bearing Liabilities:
Deposits:
Demand and savings	$2,027,133	$4,319	0.85%	$1,674,468	$3,886	0.93%
Certificates and other time	934,941	3,159	1.36%	1,175,434	6,503	2.22%
Other borrowed funds	100,976	768	3.05%	216,342	425	0.79%
Subordinated debt	77,831	705	3.63%	77,701	885	4.57%
Junior subordinated debt	82,734	1,040	5.04%	82,734	1,155	5.60%

Total interest-bearing liabilities	3,223,615	9,991	1.24%	3,226,679	12,854	1.60%

Noninterest-bearing sources:
Demand deposits	1,197,400			1,117,335
Other liabilities	40,952			41,548

Total noninterest-bearing liabilities	1,238,352			1,158,883
Shareholders’ equity	624,428			605,758

Total Liabilities and Shareholders’ Equity	$5,086,395			$4,991,320

Tax Equivalent Net Interest Income and Margin (2) (3)		43,297	3.74%		48,994	4.33%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		18			24
Securities		432			402

Total tax equivalent adjustment		450			426

Net Interest Income		$42,847			$48,568

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent basis assuming a 35% tax rate. Net interest income is presented on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	(Dollars in thousands)
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$12,507	$101	1.63%	$2,297	$66	5.77%
Loans held for investment (1):
Taxable	3,106,255	85,555	5.55%	3,704,239	104,512	5.69%
Non-taxable (2)	4,546	118	5.26%	5,172	165	6.44%
Securities:
Taxable	1,063,562	18,719	3.55%	735,655	17,373	4.76%
Non-taxable (2)	100,814	2,709	5.42%	96,668	2,595	5.41%
Deposits in financial institutions	278,731	346	0.25%	269	0	0.05%
Other interest-earning assets	1,623	4	4.20%	24,720	32	0.28%

Total interest-earning assets	4,568,038	107,552	4.75%	4,569,020	124,743	5.51%

Noninterest-earning assets:
Cash and due from banks	65,228			97,310
Premises and equipment, net	48,127			49,805
Other assets	408,574			367,613
Allowance for loan losses	(77,586)			(52,341)

Total noninterest-earning assets	444,343			462,387

Total Assets	$5,012,381			$5,031,407

Interest-Bearing Liabilities:
Deposits:
Demand and savings	$2,010,433	$8,531	0.86%	$1,620,419	$7,378	0.92%
Certificates and other time	929,735	6,511	1.41%	1,164,985	13,970	2.42%
Other borrowed funds	100,433	1,216	2.44%	290,463	1,237	0.86%
Subordinated debt	77,778	1,392	3.61%	77,760	1,864	4.83%
Junior subordinated debt	82,734	2,068	5.04%	82,734	2,359	5.75%

Total interest-bearing liabilities	3,201,113	19,718	1.24%	3,236,361	26,808	1.67%

Noninterest-bearing sources:
Demand deposits	1,171,222			1,123,747
Other liabilities	40,586			43,613

Total noninterest-bearing liabilities	1,211,808			1,167,360
Shareholders’ equity	599,460			627,686

Total Liabilities and Shareholders’ Equity	$5,012,381			$5,031,407

Tax Equivalent Net Interest Income and Margin (2) (3)		87,834	3.88%		97,935	4.32%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		38			52
Securities		869			805

Total tax equivalent adjustment		907			857

Net Interest Income		$86,927			$97,078

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent basis assuming a 35% tax rate. Net interest income is presented on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

Tax equivalent net interest income decreased $5.7 million or 11.6% to $43.3 million and $10.1 million or 10.3% to $87.8 million for the three and six month periods ended June 30, 2010, respectively, compared to the same time periods in 2009. Our tax equivalent net interest margin was 3.74% and 3.88% for the three and six month periods ended June 30, 2010, respectively, compared to 4.33% and 4.32% for the three and six month periods ended June 30, 2009, respectively. This decline in net interest margin was due to a decline in average loans as a percentage of interest-earning assets and an increase in nonperforming assets. Changes in the mix of interest-earning assets and liabilities influence our net interest income and margin. During the first six months of 2009, we had a larger percentage of interest-earning assets invested in higher-yielding loans as compared to 2010. Average loans as a percentage of average interest-earning assets decreased from 81% in the first six months of 2009 to 68% during 2010 while average securities increased from 18% of average interest-earning assets during the first six months of 2009 to 25% during 2010. We increased securities as a percentage of interest-earning assets to further diversify our interest-earning asset portfolio and further utilize excess liquidity. We made this decision in part to support our interest income stream in light of the economic conditions having a negative impact on interest earnings from our loan portfolio.

Tax equivalent interest income on loans decreased $9.6 million and $19.0 million for the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009, due primarily to a decrease in yield earned of 16 basis points for both the three and six months ended June 30, 2010 compared to the same periods in 2009. This decrease in yield was primarily due to an increase in nonperforming loans. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income. Nonaccrual loans increased $52.1 million to $166 million at June 30, 2010 compared to June 30, 2009. Interest forgone on nonaccrual loans was $3.6 million and $5.9 million for the three and six month periods ended June 30, 2010, respectively, compared to $2.2 million and $3.5 million for the same periods in 2009. This increase in nonaccrual loans resulted in a reduction in net interest margin of 12 basis points and 11 basis points for the three and six month periods ended June 30, 2010, respectively. Additionally, during the three and six month periods ended June 30, 2010, interest income from the interest rate hedge that we purchased in 2006 decreased $1.5 million and $3.2 million, respectively, as a result of a portion of this hedge maturing during the third quarter of 2009. The hedge converted a portion of our loan portfolio from variable rate loans to fixed rate loans.

Tax equivalent interest income on securities increased $842 thousand and $1.5 million for the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009, due to an increase in average securities. Average securities increased $368 million or 42.9% and $332 million or 39.9% for the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. We increased the securities portfolio as a percentage of interest-earning assets beginning in 2009. On average, the securities portfolio represented approximately 25% of average interest-earning assets for the six months ended June 30, 2010 compared to 18% for the same period in 2009.

Net interest income and margin were also impacted by an increase in the use of lower yielding interest-earning cash during the first six months of 2010. Average interest-earning cash deposits in other financial institutions was $362 million and $279 million, respectively, for the three and six month periods ended June 30, 2010, compared to $269 thousand for both the three and six month periods ended June 30, 2009. The average yield on these deposits was 0.26% and 0.25% for the three and six month periods ended June 30, 2010, respectively.

Total interest expense decreased $2.9 million and $7.1 million for the three and six month periods ended June 30, 2010, respectively, over the comparable periods in 2009 due primarily to a decline in rates paid and the utilization of lower cost interest-bearing demand and savings deposits. Interest expense on interest-bearing deposits decreased $2.9 million and $6.3 million for the three and six month periods ended June 30, 2010, respectively, compared to the same time periods in 2009. This decrease in interest expense was primarily due to a decline in average certificate and other time deposits of $240 million and $235 million, respectively, for the three and six month periods ended June 30, 2010, compared to the same time periods in 2009. This decrease was offset by an increase in average interest-bearing demand deposits of $353 million and $390 million, respectively, for the three and six months periods ended June 30, 2010, compared to the same time period in 2009. During 2009, we allowed some of our higher cost certificate and other time deposits to mature and be replaced with lower cost interest-bearing demand deposits. The rate paid on interest-bearing demand deposits was 0.86% compared to 1.41% for certificates and other time deposits for the first six months of 2010.

Average other borrowed funds for the three and six month periods ended June 30, 2010, decreased $115 million and $190 million, respectively, compared to the same periods in 2009. The average rate paid on other borrowed funds was 3.05% and 2.44% for the three and six month periods ended June 30, 2010, respectively, compared to 0.79% and 0.86%, respectively, for the same time periods in 2009.

Noninterest Income - Noninterest income consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Customer service fees	$3,591	$3,752	$7,079	$7,864
Other-than-temporary impairment loss on securities	0	(14)	0	(14)
Net gain on sale of securities	17	12	37	27
Wealth management fees	2,102	1,840	4,200	4,042
Net gain (loss) on loans	(180)	206	(2,592)	320
Bank-owned life insurance	897	861	1,784	1,767
Debit card income	657	596	1,253	1,171
Other	1,441	3,240	3,301	6,114

Total	$8,525	$10,493	$15,062	$21,291

Total noninterest income for the three and six month periods ended June 30, 2010, decreased $2.0 million and $6.2 million, respectively, compared to the same periods in 2009. Details of the changes in the various components of noninterest income are discussed below:

Customer service fees for the three and six months ended June 30, 2010, decreased $161 thousand and $785 thousand, respectively, compared to the same periods in 2009. During the first quarter of 2009, we increased our earnings credit rate on our commercial accounts on analysis, which resulted in a decrease in customer service fees.

We recorded a $14 thousand credit-related other-than-temporary impairment (“OTTI”) on a held-to-maturity debt security during the second quarter of 2009, based on its cash flow analysis. This security was issued in 2007 and was backed by hybrid adjustable-rate residential mortgage loans. As of the date of OTTI, this security was an investment grade security. As of the date of OTTI, we did not intend to sell the security, and it was not more likely than not that we would be required to sell the investment before recovery of its remaining amortized cost basis. Therefore, for 2009, the amount of the credit-related OTTI of $14 thousand, was recognized in earnings and the amount of the noncredit-related impairment of $2.9 million, was recognized in other comprehensive income as of June 30, 2009. There was no OTTI recorded during the three and six month periods ended June 30, 2010.

Net gain on sale of securities during the three and six month periods ended June 30, 2010, was due to a realized gain of $253 thousand on the sale of our interest-only strip portfolio during the second quarter of 2010. This gain was offset by the sale of one private-label CMO that was classified as held-to-maturity, resulting in a realized loss of $236 thousand during the second quarter of 2010. The decision to sell this security in the second quarter of 2010, was due to the credit downgrading of this security to below investment grade in May 2010. Given this credit downgrading, the current economic uncertainty along with the increasing levels of delinquencies being reported for all residential mortgage loans, we believed there was additional risk associated with holding this security until maturity. This security had a carrying value of $2.0 million at the time of sale.

Wealth management fees increased $262 thousand and $158 thousand for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Our wealth management group provides customized solutions for high net worth customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services, as well as insurance and risk management services.

Net losses on loans for the three and six month periods ended June 30, 2010, of $180 thousand and $2.6 million, respectively, was due to lower of cost or market adjustments of $418 thousand and $3.0 million, respectively, on certain nonperforming commercial real estate loans held for sale. These losses were offset by approximately $163 thousand and $322 thousand of gains from the sale of residential mortgage loans originated by us during the three and six month periods ended June 30, 2010, respectively.

Other noninterest income decreased $1.8 million and $2.8 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. This decrease was due primarily to $1.4 million and $2.2 million in gains recorded as a result of the cash flow hedge ineffectiveness for the three and six months ended June 30, 2009, respectively.

Noninterest Expense - Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Salaries and employee benefits	$20,453	$24,152	$40,956	$46,429
Occupancy	5,709	6,168	11,499	12,037
Technology	2,332	2,475	4,749	4,980
Professional fees	1,372	1,157	3,377	2,354
Postage, delivery and supplies	719	760	1,427	1,481
Marketing	271	499	540	930
Core deposit and other intangibles amortization	537	565	1,086	1,130
FDIC insurance assessments	2,438	4,001	4,985	5,233
Net (gains) losses and carrying costs of other real estate and foreclosed property	1,448	(103)	1,287	55
Other	5,527	4,347	9,853	8,990

Total	$40,806	$44,021	$79,759	$83,619

Total noninterest expense for the three and six month periods ended June 30, 2010 decreased $3.2 million and $3.9 million, respectively, compared to the same periods in 2009. Details of the changes in the various components of noninterest expense are discussed below:

Salaries and employee benefits for the three and six month periods ended June 30, 2010 decreased $3.7 million and $5.5 million, respectively, compared to the same periods in 2009. This decrease was due in part to a one-time severance charge of $2.1 million recorded during the second quarter of 2009, as part of our ongoing company-wide expense reduction initiative. As a result of this expense reduction initiative, salary expense decreased $811 thousand and $1.6 million for the three and six month periods ended June 30, 2010, respectively, compared to the same time periods in 2009. Additionally, during the first quarter of 2010, we reversed approximately $1.0 million of stock-based compensation expense related to certain performance-based stock awards that are not expected to be fully earned at this time because our performance has fallen below the threshold performance metrics specified in the respective stock awards.

Professional fees for the three and six month periods ended June 30, 2010, increased $215 thousand and $1.0 million, respectively, compared to the same periods in 2009. This increase was due to legal fees resulting from activities related to nonperforming assets and increased consulting fees associated with a review of our personnel, policies and procedures.

We have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program which allows funds in noninterest-bearing transaction deposit accounts to be fully FDIC-insured. FDIC insurance premiums decreased $1.6 million and $248 thousand for the three and six month periods ended June 30, 2010, respectively, due to a special FDIC assessment of $2.3 million recorded during the second quarter of 2009. As of June 30, 2009, the FDIC levied a special assessment to all insured depository institutions totaling five basis points of each institution’s total assets less Tier 1 capital. The decrease in FDIC premiums resulting from the special assessment in June 2009 was offset by increased costs in 2010 due to higher FDIC assessment rates and average deposits.

Net losses and carrying costs on other real estate owned and foreclosed property was $1.4 million and $1.3 million during the three and six month periods ended June 30, 2010, respectively. Losses on other real estate owned foreclosed property during 2010 were due primarily to increased real estate foreclosures due to weaker economic conditions that have resulted in declines in property values.

Other noninterest expense increased $1.2 million and $863 thousand for the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. The increase in other noninterest expense was due to an increase in appraisal fees resulting from increases in nonperforming loans.

Income Taxes – We provided $634 thousand, for an effective rate of 51.6%, and $933 thousand, for an effective rate of 26.4%, for federal and state income taxes during the three month periods ended June 30, 2010 and 2009, respectively. We recorded a tax benefit of $4.4 million, for an effective rate of 43.7%, for the six months ended June 30, 2010 compared to a tax provision of $4.2 million, for an effective rate of 29.7% for federal and state income taxes for the same period in 2009. The effective tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The increase in the effective tax rate during 2010 was primarily the result of the book and tax loss during 2010 and the increased proportion of nontaxable income to income before income taxes.

FINANCIAL CONDITION

Loans Held for Sale – Loans held for sale were $6.5 million and $11.8 million at June 30, 2010 and December 31, 2009, respectively. Loans held for sale at June 30, 2010, consisted of $4.7 million of commercial real estate and $1.8 million of residential mortgage loans. Loans held for sale at December 31, 2009, consisted of $10.8 million of commercial real estate and $1.0 million of residential mortgage loans. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and we have the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value.

Loans Held for Investment - The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
Commercial and industrial	$648,486	21.7%	$795,789	24.6%
Real estate:
Commercial	1,632,076	54.5%	1,667,038	51.6%
Construction	310,689	10.4%	360,444	11.1%
Residential	343,868	11.5%	344,807	10.7%
Consumer/other	47,270	1.6%	52,124	1.6%
Foreign loans	9,981	0.3%	13,071	0.4%

Total loans held for investment	$2,992,370	100.0%	$3,233,273	100.0%

At June 30, 2010, loans held for investment were $3.0 billion, a decrease of $241 million or 7.5% over loans held for investment at December 31, 2009. The decline in loans during 2010 was due, in part, to principal reductions in energy, construction and development and commercial real estate loans. Our energy lending portfolio decreased $136 million or 52.1% to $125 million at June 30, 2010, compared to $262 million at December 31, 2009. Commercial real estate and construction and development loans decreased $35.0 million and $49.8 million, respectively, for June 30, 2010, compared to December 31, 2009. These decreases were due to our decision to reduce our exposure to these types of loans, and slowing demand resulting from customer decisions to defer new projects, reduce inventory positions, and pay down lines of credit.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual revenues of $100 million or less. Typically, our customers have financing requirements between $50 thousand and $5 million. At June 30, 2010, commercial real estate loans and commercial and industrial loans were 54.5% and 21.7%, respectively, of loans held for investment.

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

We also make loans to finance the construction of residential and nonresidential properties, such as retail shopping centers and commercial office buildings. Generally, construction loans are secured by first liens on real estate and have floating interest rates. We conduct periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used our construction lending activities. Construction and development loans were $311 million at June 30, 2010, a decrease of $49.8 million since December 31, 2009. This decrease was due to lower customer demand and our efforts to reduce our exposure to those types of loans in the current environment.

The following table summarizes our commercial, construction and multifamily residential real estate loan portfolios, excluding foreign loans, by the type of property securing the credit at June 30, 2010 (dollars in thousands). Multifamily residential real estate is included in the residential mortgage real estate loan category.

	Amount	%
Property type:
Office and office warehouse	$418,331	21.0%
Retail	360,786	18.1%
Hospitality	295,486	14.8%
Acquisition and land development	196,959	9.9%
1-4 family	57,413	2.9%
Industrial warehouse	83,903	4.2%
Multifamily residential	61,460	3.1%
Other	516,210	26.0%

Total	$1,990,548	100.0%

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other business relationships with us.

At June 30, 2010, our hospitality portfolio totaled $295 million which represented approximately 10% of total loans held for investment compared to $303 million or 9.3% of total loans held for investment at December 31, 2009. The hospitality industry is a several billion dollar industry that primarily depends on the availability of leisure time and disposable income as well as business activity. The majority of the portfolio consists of mid-priced hotels and motels, most of which are nationally flagged properties in major Metropolitan Statistical Areas. There are no resort-type or luxury properties included within this portfolio. In underwriting these property types, appraisals provide valuation for lending purposes of land and buildings only. There were no new loans added to the portfolio during 2009 or 2010. We saw deterioration in this portfolio during 2009, and continuing into the first half of 2010, as $38.1 million of loans at June 30, 2010, were nonperforming, up from $20.2 million at December 31, 2009. Over the last 18 months the industry has experienced significant declines in occupancy rates, average daily room rates, and revenue per available room. As a result of this deterioration, we charged-off approximately $2.5 million and $11.7 million against the allowance for credit losses associated with this loan portfolio during the three and six months ended June 30, 2010, respectively. Approximately $75.2 million of our hospitality loans at June 30, 2010, are located outside of Texas and were originated through our Capital Markets and SBA groups which are discussed in further detail below.

Our Capital Markets and SBA group originated, co-originated or purchased first-lien, commercial real estate mortgage loans referred by other financial institutions nationwide. At June 30, 2010, this loan portfolio consists of $324 million in commercial real estate with collateral outside of Texas, of which $97.5 million is in California. The average-sized loan within this portfolio is $1.0 million with the largest loan being approximately $4.0 million. Over half of these loans are secured by owner-occupied facilities. These loans generally have low loan-to-value ratios (below 60%) and approximately 50% of these loans have a U.S. Small Business Administration second lien behind our first lien. The loans without SBA second liens were underwritten with similar collateral and equity requirements. We utilize real estate appraisers familiar with the geographic region in which the property is located in to evaluate all loans. These appraisals are reviewed by a third-party appraisal review vendor for accuracy and compliance with our underwriting standards and banking regulations. We have not originated these types of loans since early 2008 as market conditions began to change. We saw deterioration in this portfolio during 2009, and continuing into the second quarter of 2010, as $54.2 million of loans at June 30, 2010, and $33.1 million of loans at December 31, 2009, were nonperforming. At June 30, 2010 and December 31, 2009, $3.5 million and $9.9 million, respectively, of these nonperforming loans were classified as held for sale. As a result of this deterioration, we charged-off approximately $3.6 million and $10.3 million against the allowance for credit losses associated with this loan portfolio during the three and six months ended June 30, 2010, respectively. This portfolio also includes $4.7 million and $16.0 million in loans that were 30 to 89 days past due as of June 30, 2010 and December 31, 2009, respectively.

The following table summarizes our out-of-state Capital Markets and SBA commercial real estate loan portfolio by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total Capital Markets and SBA commercial real estate loans as of June 30, 2010 (dollars in thousands):

	Amount	%
Property type:
Office and office warehouse	$72,984	22.5%
Retail	64,932	20.0%
Hospitality	75,167	23.2%
Industrial warehouse	23,769	7.3%
Multifamily residential	5,512	1.7%
Other	81,729	25.3%

Total	$324,093	100.0%

At June 30, 2010, loans held for investment were 72.2% of deposits and 59.0% of total assets. Loans held for investment were 79.0% of deposits and 65.5% of total assets at December 31, 2009.

Securities - Our securities portfolio at June 30, 2010, totaled $1.4 billion as compared to $1.1 billion at December 31, 2009, an increase of $282 million or 26.3%. During 2009 and 2010, we increased the securities as a percentage of interest-earning assets to further diversify our interest-earning asset portfolio and further utilize excess liquidity. We made this decision in part to support our interest income stream in light of the economic conditions having a negative impact on our interest earnings from our loan portfolio. These securities represented 26.6% and 21.7% of total assets as of June 30, 2010 and December 31, 2009, respectively.

Net unrealized gains on the available-for-sale securities were $24.4 million at June 30, 2010, as compared to $12.3 million at December 31, 2009.

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

Deposits - The following table summarizes our deposit portfolio by type (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
Noninterest-bearing demand deposits	$1,266,781	30.5%	$1,144,133	27.9%
Interest-bearing demand and savings deposits	1,962,854	47.3%	2,004,539	49.0%
Time deposits	818,781	19.7%	802,270	19.6%
Brokered certificates of deposit	102,714	2.5%	144,009	3.5%

Total deposits	$4,151,130	100.0%	$4,094,951	100.0%

Total deposits as of June 30, 2010, increased $56.2 million to $4.2 billion, up 1.4% compared to $4.1 billion at December 31, 2009. This increase was primarily concentrated in our noninterest-bearing demand deposits which increased $123 million or 10.7% as of June 30, 2010, as compared to December 31, 2009. The growth in noninterest-bearing demand deposits was offset by a decrease in interest-bearing demand and savings deposits and brokered certificates of deposit which decreased $41.7 million or 2.1% and $41.3 million or 28.7%, respectively, as of June 30, 2010, compared to December 31, 2009, due to our decision to let some of our higher cost deposits mature and be replaced with lower cost interest-bearing demand deposits. Approximately 69.5% of deposits at June 30, 2010 were interest-bearing. The percentage of interest-bearing demand and noninterest-bearing demand deposits to total deposits as of June 30, 2010 was 47.3% and 30.5%, respectively, and our loan to deposit ratio at June 30, 2010 was 72.2%.

Other Borrowed Funds – As of June 30, 2010, we had $101 million in other borrowings compared to $97.2 million at December 31, 2009, an increase of $3.5 million. Our primary source of other borrowings is the Federal Home Loan Bank (“FHLB”). These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. FHLB advances are available to us under a security and pledge agreement. At June 30, 2010, we had total funds of $1.4 billion available under this agreement of which $40.0 million was outstanding with an average interest rate of 2.94%. At June 30, 2010, we had $40.0 million of FHLB advances that mature in seven years. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. At June 30, 2010 and December 31, 2009, we had securities sold under agreements to repurchase with banking customers of $8.4 million and $5.7 million, respectively. Structured repurchase agreements totaled $50.0 million at June 30, 2010 and December 31, 2009, and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a fixed rate of 3.88% and 3.50%, respectively, at June 30, 2010. The rate on these repurchase agreements was zero at December 31, 2009.

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

Our classified loan list is also used to identify loans that are considered nonperforming. Nonperforming loans are loans which have been categorized by management as nonaccrual because collection of interest is doubtful. Our nonperforming and past due loans are substantially collateralized by assets, with any excess of loan balances over collateral values specifically allocated in the allowance for loan losses. On an ongoing basis, we receive updated appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In those instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made within a short time following receipt of the appraisal to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses.

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

Nonperforming assets consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Nonperforming loans:
Loans held for sale:
Real estate - Commercial	$3,491	$9,896

Loans held for sale	3,491	9,896

Loans held for investment:
Commercial and industrial	7,923	5,832
Real estate:
Commercial	105,417	62,363
Construction	37,841	12,398
Residential	11,171	11,778
Consumer/other	317	297

Loans held for investment	162,669	92,668

Total nonperforming loans	166,160	102,564

Foreclosed assets:
Real estate acquired by foreclosure	18,151	16,763
Other repossessed assets	20	38

Total foreclosed assets	18,171	16,801

Total nonperforming assets	$184,331	$119,365

Restructured - accruing	$15,001	$69,857

Potential problem loans	$142,123	$187,513

Accruing loans past due 90 days or more	$441	$41

Nonperforming loans to period-end loans	5.54%	3.16%
Nonperforming assets to period-end assets	3.63%	2.42%

Nonperforming assets were $184 million at June 30, 2010, a $65.0 million increase from December 31, 2009. Nonaccrual loans at June 30, 2010 and December 31, 2009, include $3.5 million and $9.9 million, respectively, of commercial real estate loans that have been classified as held for sale. The increase in nonperforming loans was due to a decline in the hospitality loan portfolio performance and a migration of restructured-accruing loans to nonperforming status during the six months ended June 30, 2010.

During 2009 and 2010, we granted certain borrowers minor concessions in the form of temporary payment reductions. We believe these payment reductions are a practical and customary business practice and can help a quality borrower get through a challenging time or difficult temporary situation. These concessions better protect the bank’s interests by improving the borrower’s ability to repay its loan in full. Due to the prolonged economic downturn, we have determined that it is appropriate to report all modifications that result in even the slightest accommodation as a restructured loan. At June 30, 2010, restructured-accruing loans were $15.0 million compared to $69.9 million at December 31, 2009. Restructured-accruing loans at December 31, 2009, included $33.1 million of loans that were originated as part of our Capital Markets and SBA group. Restructured-accruing loans at June 30, 2010, consisted of loans that were modified during the six month period ended June 30, 2010.

Potential problem loans were $142 million at June 30, 2010, down from $188 million at December 31, 2009. The decrease in potential problem loans during the six month period ended June 30, 2010 was due to the increase in nonperforming loans. Approximately $120 million of loans were moved to nonperforming status during the first six months of 2010. Our credit administration, loan review, and special assets groups, as well as all of our lending personnel, continue to actively identify and remove problem credits from our portfolio. Potential problem loans at December 31, 2009, included $51.9 million of loans that we have classified as restructured-accruing.

Accruing loans past due 90 days or more at June 30, 2010, totaled $441 thousand up $400 thousand compared to $41.0 thousand at December 31, 2009.

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

The portion of the allowance for credit losses related to probable but unidentified losses inherent in the loan portfolio is based on a calculated historical loss ratio, migration analysis and certain qualitative risk factors. We calculate the historical loss ratio and migration analysis for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average loans in the pool. These loan pools are divided by risk rating and loan type including commercial and industrial, commercial real estate, consumer and 1-4 family residential mortgage loans. The historical loss ratios and migration analysis are updated quarterly based on actual charge-off experience. This historical loss ratio and migration analysis are then applied to the outstanding period-end loan pools.

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

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Allowance for loan losses at beginning of period	$76,646	$56,703	$74,732	$49,177
Charge-offs:
Commercial, financial, and industrial	1,687	13,523	3,655	15,483
Real estate, mortgage and construction	5,786	1,903	26,000	2,341
Consumer	205	331	467	791

Total charge-offs	7,678	15,757	30,122	18,615

Recoveries
Commercial, financial, and industrial	433	286	916	926
Real estate, mortgage and construction	845	180	1,666	278
Consumer	51	163	169	257

Total recoveries	1,329	629	2,751	1,461

Net charge-offs	6,349	15,128	27,371	17,154
Provision for loan losses	10,686	11,500	33,622	21,052

Allowance for loan losses at end of period	80,983	53,075	80,983	53,075

Allowance for unfunded loan commitments at beginning of period	2,852	1,102	2,852	1,654
Provision for losses on unfunded loan commitments	(1,350)	0	(1,350)	(552)

Allowance for unfunded loan commitments at end of period	1,502	1,102	1,502	1,102

Total allowance for credit losses	$82,485	$54,177	$82,485	$54,177

Period-end allowance for credit losses to period-end loans	2.75%	1.53%	2.75%	1.53%
Period-end allowance for loan losses to period-end loans	2.70%	1.50%	2.70%	1.50%
Period-end allowance for loan losses to nonperforming loans	48.74%	46.53%	48.74%	46.53%
Net charge-offs to average loans (annualized)	0.83%	1.67%	1.77%	0.93%

The allowance for loan losses at June 30, 2010, was $81.0 million and represented 2.70% of total loans. The allowance for loan losses at June 30, 2010, was 48.74% of nonperforming loans, down from 72.86% at December 31, 2009. The allowance for unfunded lending commitments was $1.5 million as of June 30, 2010 compared to $2.9 million as of December 31, 2009.

Net charge-offs were $6.3 million or 0.83% (annualized) and $27.4 million or 1.77% of average total loans for the three and six months ended June 30, 2010, respectively, compared to $15.1 million or 1.67% (annualized) and $17.2 million or 0.93% of average total loans for the same periods in 2009, respectively. Charge-offs during the six month period ended June 30, 2010, were primarily related to continued declines in commercial real estate value. The majority of charge-offs during the first six months of 2010 were the result of our efforts to re-appraise a significant part of our classified commercial real estate loan portfolio to make sure that we have reserved for them properly, or in the case of collateral dependent loans written down to their most current value. Approximately $2.5 million of charge-offs during the six month period ended June 30, 2010, were related to hospitality loans which have experienced reductions in real estate values as the industry has gone through significant declines in occupancy rates, average daily room rates, and revenue per available room.

The provision for credit losses for the three and six months ended June 30, 2010 was $9.3 million and $32.3 million, respectively, as compared to $11.5 million and $20.5 million for the same periods in 2009, respectively. The increase in the provision for credit losses during the three and six month periods ended June 30, 2010, was due in part to the previously discussed increase in charge-offs. During 2009 and 2010, we have taken steps to significantly reduce our total nonperforming loans and increase our allowance for loan losses thereby better positioning our balance sheet for future growth and profitability.

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of June 30, 2010 and December 31, 2009:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
June 30, 2010
+300	12.77%
+200	9.98%
+100	5.79%
Base	0.00%
-100	(7.12)%

December 31, 2009
+300	8.73%
+200	6.75%
+100	3.76%
Base	0.00%
-100	(6.36)%

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

CAPITAL AND LIQUIDITY

Capital - At June 30, 2010, shareholders’ equity totaled $624 million or 12.3% of total assets, as compared to $541 million or 11.0% of total assets at December 31, 2009. Our risk-based capital ratios together with the minimum capital amounts and ratios at June 30, 2010 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$595,013	17.0%	$279,359	8.0%
Tier 1 capital (to risk weighted assets)	504,585	14.5%	139,679	4.0%
Tier 1 capital (to average assets)	504,585	10.3%	195,503	4.0%

During 2009, we issued 8.3 million shares of our common stock through a public stock offering, which resulted in net proceeds of approximately $54.6 million, after deducting underwriting fees and estimated offering expenses.

During the first quarter of 2010, we issued 20.0 million shares of our common stock through a public stock offering, which resulted in net proceeds of approximately $86.7 million, after deducting underwriting fees and estimated offering expenses.

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

We also take into account our discussions and agreements with the Federal Deposit Insurance Corporation (“FDIC”) and our other regulators. As part of an informal agreement that Sterling Bank entered into on January 26, 2010, with the FDIC and the Texas Department of Banking, we submitted to such regulatory agencies a capital management plan that reflects Sterling Bank’s plans to maintain for the next three years minimum regulatory capital levels that are in excess of the minimum requirements to remain well-capitalized but below our regulatory capital levels at June 30, 2010. If we are unable to maintain the regulatory capital levels that we propose in our capital management plan or if we fail to adequately resolve any other matters that any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions. At June 30, 2010, we believe we are in compliance regarding the informal agreement with the regulatory agencies and the capital plan that was submitted and accepted by those agencies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Program”) originally adopted by the Board on April 26, 2005. The aggregate number of shares originally approved by the Board for repurchase under the Program remains unchanged at 3,750,000 shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. No shares were repurchased by the Company during the three months ended June 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. RESERVED

Removed and reserved.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

4.1	Warrant Agreement dated June 9, 2010, by and between Sterling Bancshares, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Sterling Bancshares, Inc. filed on June 10, 2010).

4.2	Specimen Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A of Sterling Bancshares, Inc. filed on June 10, 2010).

11	Statement Regarding Computation of Earnings Per Share (included as Note 13) to Consolidated Financial Statements on page 21 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	As filed herewith.
**	As furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: August 9, 2010	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Zach L. Wasson
Zach L. Wasson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

4.1	Warrant Agreement dated June 9, 2010, by and between Sterling Bancshares, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Sterling Bancshares, Inc. filed on June 10, 2010).

4.2	Specimen Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A of (Sterling Bancshares, Inc. filed on June 10, 2010).

11	Statement Regarding Computation of Earnings Per Share (included as Note 13) to Consolidated Financial Statements on page 21 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	As filed herewith.
**	As furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.