Form 10-Q
period 2010-09-30
STERLING BANCSHARES INC
filed 2010-11-05
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
[Common Stock, $1.00 par value per share]	101,952,660 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$366,590	$246,215
Available-for-sale securities, at fair value	1,169,519	846,216
Held-to-maturity securities, at amortized cost	280,215	222,845

Loans held for sale	7,123	11,778
Loans held for investment	2,862,952	3,233,273

Total loans	2,870,075	3,245,051
Allowance for loan losses	(80,754)	(74,732)

Loans, net	2,789,321	3,170,319

Premises and equipment, net	48,507	48,816
Real estate acquired by foreclosure	14,571	16,763
Goodwill	173,210	173,210
Core deposit and other intangibles, net	10,004	11,626
Accrued interest receivable	14,356	16,502
Other assets	173,328	184,536

TOTAL ASSETS	$5,039,621	$4,937,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,248,321	$1,144,133
Interest-bearing demand	2,014,207	2,004,539
Certificates and other time	840,683	946,279

Total deposits	4,103,211	4,094,951
Other borrowed funds	106,546	97,245
Subordinated debt	78,624	77,338
Junior subordinated debt	82,734	82,734
Accrued interest payable and other liabilities	41,704	44,247

Total liabilities	4,412,819	4,396,515

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued or outstanding at September 30, 2010 and December 31, 2009	0	0
Common stock, $1 par value, 150,000,000 shares authorized, 103,819,861 and 83,720,767 issued and 101,952,361 and 81,853,266 outstanding at September 30, 2010 and December 31, 2009, respectively	103,820	83,721
Capital surplus	238,536	170,848
Retained earnings	290,429	295,909
Treasury stock, at cost, 1,867,500 shares held at September 30, 2010 and December 31, 2009	(21,399)	(21,399)
Accumulated other comprehensive income, net of tax	15,416	11,454

Total shareholders’ equity	626,802	540,533

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,039,621	$4,937,048

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$40,153	$49,658	$125,889	$154,349
Securities:
Taxable	9,841	9,286	28,560	26,659
Non-taxable	1,013	897	2,853	2,687
Deposits in financial institutions	157	64	503	64
Other interest-earning assets	1	29	5	61

Total interest income	51,165	59,934	157,810	183,820

Interest expense:
Demand and savings deposits	3,583	4,403	12,114	11,781
Certificates and other time deposits	2,823	5,504	9,334	19,474
Other borrowed funds	784	346	2,000	1,583
Subordinated debt	747	748	2,139	2,612
Junior subordinated debt	1,071	1,082	3,139	3,441

Total interest expense	9,008	12,083	28,726	38,891

Net interest income	42,157	47,851	129,084	144,929
Provision for credit losses	7,716	56,131	39,988	76,631

Net interest income (loss) after provision for credit losses	34,441	(8,280)	89,096	68,298

Noninterest income:
Customer service fees	3,728	3,845	10,807	11,709
Net gain on sale of securities	43	4	80	31
Other-than-temporary impairment loss on securities:
Impairment loss on securities	0	0	0	(2,690)
Noncredit-related loss recognized in other comprehensive income	0	0	0	2,676

Net impairment loss on securities	0	0	0	(14)
Wealth management fees	1,733	1,862	5,933	5,904
Other	3,986	3,402	7,732	12,774

Total noninterest income	9,490	9,113	24,552	30,404

Noninterest expense:
Salaries and employee benefits	20,722	21,005	61,678	67,434
Occupancy	5,566	5,967	17,065	18,004
Technology	2,267	2,495	7,016	7,475
Professional fees	1,452	1,065	4,829	3,419
Postage, delivery and supplies	661	700	2,088	2,181
Marketing	198	557	738	1,487
Core deposit and other intangibles amortization	537	565	1,623	1,695
Acquisition costs	0	154	0	154
FDIC insurance assessments	2,478	1,741	7,463	6,974
Other	3,899	5,826	15,039	14,871

Total noninterest expense	37,780	40,075	117,539	123,694

Income (loss) before income taxes	6,151	(39,242)	(3,891)	(24,992)
Income tax provision (benefit)	1,696	(14,518)	(2,694)	(10,282)

Net income (loss)	$4,455	$(24,724)	$(1,197)	$(14,710)

Preferred stock dividends	0	0	0	9,342

Net income (loss) applicable to common shareholders	$4,455	$(24,724)	$(1,197)	$(24,052)

Earnings (loss) per common share:
Basic	$0.04	$(0.30)	$(0.01)	$(0.31)

Diluted	$0.04	$(0.30)	$(0.01)	$(0.31)

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount			Shares	Amount

BALANCE AT JANUARY 1, 2009	125,198	$118,012	75,128	$75,128	$121,918	$332,009	(1,868)	$(21,399)	$17,471	$643,139

Comprehensive income:
Net loss						(14,710)				(14,710)
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $4,616									8,572	8,572
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of ($4,507)									(8,371)	(8,371)
Noncredit-related impairment loss on held-to-maturity security not expected to be sold, net of taxes of ($936)									(1,739)	(1,739)

Total comprehensive income										(16,248)

Preferred stock redemption, accelerated dividend and amortization of preferred stock discount	(125,198)	(118,012)				(7,186)				(125,198)
Issuance of common stock			8,280	8,280	46,282					54,562
Issuance of common stock under incentive compensation plans and related tax effects			172	172	563					735
Common stock issued for vested restricted stock, net of shares forfeited			49	49	(49)					0
Stock-based compensation expense					3,279					3,279
Shares held in Rabbi Trust			(7)	(7)	(38)					(45)
Preferred stock dividends paid						(2,156)				(2,156)
Common stock dividends paid						(12,556)				(12,556)

BALANCE AT SEPTEMBER 30, 2009	$0	$0	83,622	$83,622	$171,955	$295,401	(1,868)	$(21,399)	$15,933	$545,512

BALANCE AT JANUARY 1, 2010	$0	$0	83,721	$83,721	$170,848	$295,909	(1,868)	$(21,399)	$11,454	$540,533

Comprehensive income:
Net loss						(1,197)				(1,197)
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $4,102									7,618	7,618
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of ($1,858)									(3,451)	(3,451)
Less: Reclassification adjustment for gains on available-for-sale securities included in net income, net of taxes of ($111)									(205)	(205)

Total comprehensive income										2,765

Issuance of common stock, net of issuance costs			20,000	20,000	66,602					86,602
Issuance of common stock under incentive compensation plans and related tax effects			105	105	41					146
Stock-based compensation expense					1,076					1,076
Shares held in Rabbi Trust			(6)	(6)	(31)					(37)
Common stock dividends paid						(4,283)				(4,283)

BALANCE AT SEPTEMBER 30, 2010	$0	$0	103,820	$103,820	$238,536	$290,429	(1,868)	$(21,399)	$15,416	$626,802

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,197)	$(14,710)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	4,779	1,355
Net gain on securities	(80)	(31)
Other-than-temporary impairment loss on securities	0	14
Net loss (gain) on loans	2,295	(379)
Provision for credit losses	39,988	76,631
Writedowns, less gains on sale, of real estate acquired by foreclosure	(761)	1,798
Depreciation and amortization	7,075	7,992
Stock-based compensation expense (net of tax benefit recognized)	1,049	2,402
Excess tax benefits from share-based payment arrangements	(2)	(37)
Net (increase) decrease in loans held for sale	(2,988)	413
Net (gain) loss on sale of bank assets	(377)	178
Net decrease (increase) in accrued interest receivable and other assets	7,224	(7,323)
Net decrease in accrued interest payable and other liabilities	(1,281)	(1,193)

Net cash provided by operating activities	55,724	67,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	38,322	18,017
Proceeds from the sale of held-to-maturity securities	1,773	0
Purchases of held-to-maturity securities	(98,117)	(14,867)
Proceeds from the maturities or calls and paydowns of available-for-sale securities	251,730	151,910
Proceeds from the sale of available-for-sale securities	10,425	3,585
Purchases of available-for-sale securities	(578,101)	(346,885)
Net decrease in loans held for investment	324,788	376,858
Proceeds from sale of real estate acquired by foreclosure	19,016	3,816
Proceeds from sale of premises and equipment	108	49
Purchase of premises and equipment	(5,281)	(9,202)

Net cash (used in) provided by investing activities	(35,337)	183,281

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	8,260	188,317
Net increase (decrease) in other borrowed funds	9,801	(309,100)
Repayment of long-term borrowings	(500)	0
Proceeds from issuance of common stock under incentive compensation plans	143	699
Proceeds from issuance of common stock, net of expenses	86,602	54,562
Repurchase of common stock for Rabbi Trust	(37)	(45)
Excess tax benefits from share-based payment arrangements	2	37
Redemption of preferred stock	0	(125,198)
Preferred stock dividends paid	0	(2,156)
Common stock dividends paid	(4,283)	(12,556)

Net cash provided by (used in) financing activities	99,988	(205,440)

NET INCREASE IN CASH AND CASH EQUIVALENTS	120,375	44,951
CASH AND CASH EQUIVALENTS:
Beginning of period	246,215	113,163

End of period	$366,590	$158,114

Supplemental information:
Income taxes paid (received)	$(8,879)	$13,500
Interest paid	30,458	41,196
Noncash investing and financing activities-
Acquisition of real estate through foreclosure of collateral	16,063	11,663

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

Receivables: In July 2010, the FASB issued ASU 2010-20 Receivables (Topic 830) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2. SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$64,940	$569	$0	$65,509
Obligations of states of the U.S. and political subdivisions	1,140	24	0	1,164
Mortgage-backed securities and collateralized mortgage obligations	1,067,168	24,400	(1,233)	1,090,335
Other securities	12,555	0	(44)	12,511

Total	$1,145,803	$24,993	$(1,277)	$1,169,519

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$113,028	$5,439	$(15)	$118,452
Mortgage-backed securities and collateralized mortgage obligations	167,187	3,491	(1,967)	168,711

Total	$280,215	$8,930	$(1,982)	$287,163

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$56,417	$139	$(69)	$56,487
Obligations of states of the U.S. and political subdivisions	1,235	35	0	1,270
Mortgage-backed securities and collateralized mortgage obligations	762,337	14,578	(2,903)	774,012
Other securities	13,915	660	(128)	14,447

Total	$833,904	$15,412	$(3,100)	$846,216

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$101,091	$3,479	$(80)	$104,490
Mortgage-backed securities and collateralized mortgage obligations	121,754	281	(4,185)	117,850

Total	$222,845	$3,760	$(4,265)	$222,340

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at September 30, 2010, are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$55,808	$56,131	$14,476	$14,595
Due after one year through five years	10,272	10,542	46,378	48,829
Due after five years through ten years	0	0	44,908	47,328
Due after ten years	0	0	7,266	7,700
Mortgage-backed securities and collateralized mortgage obligations	1,067,168	1,090,335	167,187	168,711
Other securities	12,555	12,511	0	0

Total	$1,145,803	$1,169,519	$280,215	$287,163

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at September 30, 2010.

Securities with carrying values totaling $255 million and fair values totaling $265 million were pledged to secure public deposits at September 30, 2010.

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

	September 30, 2010
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Mortgage-backed securities and collateralized mortgage obligations	$130,384	$(738)	$129,646	$3,846	$(495)	$3,351
Other securities	12,555	(44)	12,511	0	0	0

Total	$142,939	$(782)	$142,157	$3,846	$(495)	$3,351

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$1,053	$(15)	$1,038	0	0	0
Mortgage-backed securities and collateralized mortgage obligations	0	0	0	18,545	(1,967)	16,578

Total	$1,053	$(15)	$1,038	$18,545	$(1,967)	$16,578

	December 31, 2009
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$17,492	$(69)	$17,423	$0	$0	$0
Mortgage-backed securities and collateralized mortgage obligations	214,750	(2,201)	212,549	4,282	(702)	3,580
Other securities	0	0	0	12,089	(128)	11,961

Total	$232,242	$(2,270)	$229,972	$16,371	$(830)	$15,541

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$4,985	$(80)	$4,905	$0	$0	$0
Mortgage-backed securities and collateralized mortgage obligations	82,385	(960)	81,425	29,991	(3,225)	26,766

Total	$87,370	$(1,040)	$86,330	$29,991	$(3,225)	$26,766

For all security types discussed below where no OTTI is considered necessary at September 30, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Mortgage-backed securities and collateralized mortgage obligations (“CMO”): The agency mortgage-backed securities are comprised largely of fixed and variable rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), FNMA, or FHLMC. They have maturity dates of up to 40 years and have contractual cash flows guaranteed by agencies of the U.S. Government and Government sponsored entities.

As of September 30, 2010, the Company owned 11 private label CMOs with a total amortized cost basis of $22.4 million that had been in an unrealized loss position for more than 12 months. The unrealized losses on the Company’s private label CMO portfolio as of September 30, 2010, were generally attributable to the widespread deterioration in economic and credit market conditions over the last 24 months. All of the Company’s private label CMO securities are backed by residential mortgage loans and were rated in the highest available investment grade category at the time of their purchase. They continue to be rated by one or more of the NRSROs. As of September 30, 2010, these private label CMOs have been downgraded by one grade or more by at least one of the NRSROs. All of these downgraded securities, were rated “investment grade” as of September 30, 2010.

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

Because the Company currently expects to recover the entire amortized cost basis of these 11 private label CMOs and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company does not consider any of its private label CMOs to be other-than-temporarily impaired at September 30, 2010.

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

The Company recorded a $14 thousand credit-related OTTI during the second quarter of 2009 on one held-to-maturity debt security, based on its cash flow analysis. This security was issued in 2007 and was backed by hybrid adjustable-rate residential

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

mortgage loans. At June 30, 2009, the date of OTTI, this security had an amortized cost basis of $7.3 million and a fair value of $4.4 million. At June 30, 2009, this security was an investment grade security. At June 30, 2009, the Company did not have an intent to sell the security, and it was not more likely than not that the Company would be required to sell the investment before recovery of its remaining amortized cost basis. Therefore, at June 30, 2009, the amount of the credit-related OTTI, $14 thousand, was recognized in earnings and the amount of the noncredit-related impairment of $2.9 million, was recognized in other comprehensive income. Subsequent to June 30, 2009, this security was downgraded to no longer being an investment grade security. The continued credit deterioration of this security combined with an increase in the number and amount of below investment grade securities within the Company’s security portfolio contributed to the Company’s decision to sell this security during the fourth quarter of 2009. As a result, the remaining unamortized noncredit-related impairment of $2.5 million that was previously recorded in other comprehensive income was recognized as a realized loss on sale of securities during the fourth quarter of 2009. There was no other-than-temporary impairment recorded on held-to-maturity securities during the three and nine month periods ended September 30, 2010.

Available-for-Sale (AFS) Securities

There was no OTTI recorded during the three and nine month periods ended September 30, 2010 or 2009 on available-for-sale securities.

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

The following table shows the gross realized losses on the sales of held-to-maturity securities (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Proceeds from sales	$0	$0	$1,773	$0
Gross realized gains	0	0	0	0
Gross realized losses	0	0	236	0

Available-for-Sale (AFS) Securities

The following table shows the gross realized gains on the sales of available-for-sale securities (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Proceeds from sales	$8,706	$1,545	$10,425	$3,585
Gross realized gains	43	4	316	31
Gross realized losses	0	0	0	0

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. LOANS

The loan portfolio is classified by major type as follows (in thousands):

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%

Loans held for sale
Real estate:
Commercial	$2,469	0.1%	$10,698	0.3%
Residential mortgage	4,654	0.1%	1,080	0.0%

Total loans held for sale	7,123	0.2%	11,778	0.3%

Loans held for investment
Domestic:
Commercial and industrial	588,127	20.5%	795,789	24.5%
Real estate:
Commercial	1,589,959	55.4%	1,667,038	51.6%
Construction	268,691	9.4%	360,444	11.1%
Residential mortgage	362,402	12.6%	344,807	10.6%
Consumer/other	44,413	1.5%	52,124	1.6%
Foreign loans:
Commercial and industrial	9,078	0.3%	10,752	0.3%
Other loans	282	0.1%	2,319	0.0%

Total loans held for investment	2,862,952	99.8%	3,233,273	99.7%

Total loans	$2,870,075	100.0%	$3,245,051	100.0%

Loan maturities and rate sensitivity of the loans held for investment, excluding residential mortgage and consumer loans, at September 30, 2010 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total

Commercial and industrial	$372,102	$194,150	$21,875	$588,127
Real estate - commercial	233,826	774,515	581,618	1,589,959
Real estate - construction	107,554	118,807	42,330	268,691
Foreign loans	5,602	1,465	2,134	9,201

Total	$719,084	$1,088,937	$647,957	$2,455,978

Loans with a fixed interest rate	$223,373	$732,465	$172,761	$1,128,599
Loans with a floating interest rate	495,711	356,472	475,196	1,327,379

Total	$719,084	$1,088,937	$647,957	$2,455,978

The loan portfolio consists of various types of loans with approximately 90% outstanding to borrowers located in the Houston, San Antonio, Dallas and Fort Worth, Texas metropolitan areas.

The Company’s largest industry concentration was in the hospitality loan portfolio, which was approximately $293 million, or 10%, of total loans held for investment at September 30, 2010. As of September 30, 2010, there were no other concentrations of loans to any one type of industry exceeding 10% of total loans, nor were there any loans classified as highly leveraged transactions.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business and are made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	September 30, 2010	December 31, 2009
Beginning balance	$2,141	$2,100
New loans	227	240
Repayments	(139)	(199)

Ending balance	$2,229	$2,141

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The recorded investment in individually assessed impaired loans was $183 million at September 30, 2010, of which $15.4 million required specific reserves of $3.1 million. The recorded investment in individually assessed impaired loans was $150 million at December 31, 2009, of which $104 million required specific reserves of $11.6 million. The Company has no further significant commitments to lend additional funds to these borrowers. No interest on impaired loans was received during the three and nine month periods ended September 30, 2010 and 2009, respectively.

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. Nonperforming loans of $164 million at September 30, 2010 and $103 million at December 31, 2009, have been categorized by management as nonaccrual loans. Interest foregone on nonaccrual loans was $3.3 million and $8.5 million for the three and nine months ended September 30, 2010, respectively, and $2.1 million and $5.0 million for the same time periods in 2009.

At September 30, 2010, loans restructured as part of troubled debt restructurings totaled approximately $91.1 million of which $73.6 million were considered nonaccrual. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms.

Accruing loans 90 days past due or more were $953 thousand and $41 thousand at September 30, 2010 and December 31, 2009, respectively.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$80,983	$53,075	$74,732	$49,177
Loans charged-off	8,633	37,834	38,755	56,449
Loan recoveries	(1,186)	(437)	(3,937)	(1,898)

Net loans charged-off	7,447	37,397	34,818	54,551
Provision for loan losses	7,218	54,381	40,840	75,433

Allowance for loan losses at end of period	80,754	70,059	80,754	70,059

Allowance for unfunded loan commitments at beginning of period	1,502	1,102	2,852	1,654
Provision (credit) for losses on unfunded loan commitments	498	1,750	(852)	1,198

Allowance for unfunded loan commitments at end of period	2,000	2,852	2,000	2,852

Total allowance for credit losses	$82,754	$72,911	$82,754	$72,911

5. GOODWILL AND OTHER INTANGIBLES

Goodwill totaled $173 million at September 30, 2010 and December 31, 2009. For the Company’s annual impairment test performed as of September 30, 2010, the Sterling Bank reporting unit did not pass the first step of the impairment test, and therefore, the Company conducted the second step of the impairment testing. The second step required a comparison of the implied fair value of goodwill to the carrying amount of goodwill and was based on information that was as of September 30, 2010. Based on the results of the step two analysis the Company determined there was no impairment of goodwill at September 30, 2010. In light of the overall instability of the economy, the continued volatility in the financial markets, the downward pressure on bank stock prices and expectations of financial performance for the banking industry, including the reporting units, management’s estimates of fair value may be subject to change or adjustment. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the company’s market capitalization declines or remains below book value, the company may update its valuation analysis to determine whether goodwill is impaired. No assurance can be given that goodwill will not be written down in future periods.

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

The Company’s annual evaluation is performed as of September 30 of each year. The goodwill impairment test involves a two-step process. Under the first step, goodwill is assigned to reporting units for purposes of impairment testing. Reporting units used for the goodwill impairment testing include our banking subsidiary, Sterling Bank and MBM Advisors, a wholly owned subsidiary of Sterling Bank that provides investment advisory and pension administration/consulting services. The estimation of fair value of each reporting unit is compared with its carrying value including the allocated goodwill. At September 30, 2010, goodwill totaled $173 million of which $165 million, or 95%, was allocated to Sterling Bank. If the estimated fair value of a reporting unit is less than its carrying value including goodwill, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill derived under step two is less than its carrying value.

To determine the fair value of the reporting units under step one of the impairment test, both an income approach and market approach were utilized. The income approach was based on projected cash flows derived from assumptions of balance sheet and income statement activity. Value was then derived by present valuing the projected cash flows using an appropriate risk-adjusted discount rate based on a market participant’s cost of equity. Value under the market approach was based on applying various market capitalization pricing multiples, such as price to tangible book, price to earnings, etc., observed from comparable companies to the reporting unit. The results of the income and market approach were weighted to arrive at the final estimation of fair value for the reporting unit. As the ability to identify truly comparable companies lessened given the fluctuations in market capitalization across the banking industry, the Company believed that a heavier weighting on the income approach was more appropriate.

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

To determine the implied fair value of goodwill, the fair value of Sterling Bank (as determined in step one) was allocated to all assets and liabilities of the reporting unit including any recognized or unrecognized intangible assets in a manner similar to a purchase price allocation. Key valuations included the fair value of the loan portfolio and debt, and the assessment of core deposit and trade name intangible assets. The valuation of the loan portfolio, net of allowance for credit losses resulted in an overall discount of approximately three percent which we believe was supported by transactions occurring in the marketplace and was consistent with the “exit price” principle of fair value. The implied fair value of Sterling Bank’s goodwill exceeded its carrying value by an estimated 20% as of September 30, 2010; therefore, the Company determined there was no impairment of goodwill as of that date.

Other intangible assets totaled $10.0 million at September 30, 2010 including $7.5 million related to core deposits and $2.5 million related to customer relationships. Other intangible assets totaled $11.6 million at December 31, 2009, including $8.8 million related to core deposits and $2.8 million related to customer relationships. Core deposit and other intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. The total amortization expense related to intangible assets was $537 thousand and $1.6 million for the three and nine month periods ended September 30, 2010, respectively, and $565 thousand and $1.7 million for the same time periods in 2009, respectively.

The projected amortization for core deposits and other intangibles as of September 30, 2010 was as follows (in thousands):

2010	$527
2011	2,011
2012	1,801
2013	1,695
2014	1,584
Thereafter	2,386

Total	$10,004

6. OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Federal Home Loan Bank advances	$40,000	$40,500
Repurchase agreements	64,679	55,695
Federal funds purchased and other short-term borrowings	1,867	1,050

Total	$106,546	$97,245

Federal Home Loan Bank Advances – The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. At September 30, 2010, the Company had total funds of $1.8 billion available under this agreement of which $40.0 million was outstanding with an average interest rate of 2.94%. At September 30, 2010, the Company had $40.0 million of FHLB advances with a maturity of seven years. These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities Sold Under Agreements to Repurchase – Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. Securities sold

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day, while structured repurchase agreements with other financial institutions have varying terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities. The securities underlying the structured repurchase agreements are held in safekeeping by the purchasing financial institution. At September 30, 2010 and December 31, 2009, the Company had securities sold under agreements to repurchase with banking customers of $14.7 million and $5.7 million, respectively. Structured repurchase agreements totaled $50.0 million at September 30, 2010 and December 31, 2009, and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a fixed rate of 3.88% and 3.50%, respectively. The rate on these repurchase agreements was zero at December 31, 2009. The Company may be required to provide additional collateral based on the fair value of the underlying pledged securities.

7. SUBORDINATED DEBT

The Bank has $75.0 million of subordinated debt outstanding as of September 30, 2010. Of that $75.0 million, $50.0 million is in subordinated unsecured notes that bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. Debt issuance costs of approximately $1.0 million are being amortized over the ten-year term of the notes on a straight-line basis. In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the bank swapped the fixed rate to a floating rate (discussed in Note 9).

The remaining subordinated debt outstanding at the Bank is a subordinated note in the aggregate principal amount of $25.0 million. The subordinated note bears interest at a rate equal to LIBOR plus 2.50% and is reset quarterly. The unpaid principal balance plus all accrued and unpaid interest on the subordinated note is due and payable on September 15, 2018. The Bank may prepay the subordinated note without penalty on any interest payment date on or after September 15, 2013. As of September 30, 2010, the floating rate was 2.79% on the subordinated note compared to 2.75% at December 31, 2009.

8. JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of September 30, 2010 and December 31, 2009, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The trust preferred securities issued under Statutory Trust One, BOTH Capital Trust I, and Capital Trust IV bear interest on a floating rate that resets quarterly. As of September 30, 2010, the floating rate on these securities was 3.74%, 3.63% and 1.89%, respectively, compared to 3.70%, 3.38% and 1.85%, respectively, at December 31, 2009.

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

The Company’s only derivative contract outstanding at both September 30, 2010 and December 31, 2009, was an interest rate swap agreement that was designated as a fair value hedge. The table below presents the fair value of the Company’s interest rate swap agreement as well as its classification on the Consolidated Balance Sheets (in thousands):

September 30, 2010			December 31, 2009
	Fair Value			Fair Value
Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities

$50,000	$3,639	$0	$50,000	$2,357	$0

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents the effect of the Company’s interest rate swap agreement on the Consolidated Statements of Income (in thousands):

Amount of Gain or (Loss) Recognized in Income on Derivative				Amount of Gain or (Loss) Recognized in Income on Hedged Item
Interest expense Three Months Ended September 30,		Interest expense Nine Months Ended September 30,		Interest expense Three Months Ended September 30,		Interest expense Nine Months Ended September 30,
2010	2009	2010	2009	2010	2009	2010	2009

$375	$587	$1,282	$(541)	$(375)	$(587)	$(1,282)	$541

The Company recognized a net reduction to interest expense of $396 thousand and $1.3 million for the three and nine months ended September 30, 2010, respectively, related to the Company’s interest rate swap agreement. For the three and nine months ended September 30, 2009, the Company recognized a net reduction to interest expense of $382 thousand and $963 thousand, respectively

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company used interest rate floors and collars as part of its interest rate risk management strategy. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. Interest rate collars designated as cash flow hedges involve the payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and receipts of variable-rate amounts if interest rates fall below the floor strike rate on the contract. During 2006, the Company purchased a prime interest rate floor with a notional amount of $113 million and a strike rate of 8.00% and a prime interest rate collar contract with a notional amount of $250 million and an 8.42% interest rate cap and an 8.00% interest rate floor. These contracts were designated as cash flow hedges of the monthly interest receipts from a portion of the Company’s portfolio of prime-based variable rate loans. During the third quarter of 2009, the Company’s interest rate floor matured, and the Company terminated its interest rate collar; accordingly, the Company does not have any derivatives designated as cash flow hedges of interest rate risk as of September 30, 2010 and December 31, 2009.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2010 and 2009, such derivatives were used to hedge the forecasted variable cash inflows associated with existing pools of prime-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2009, the Company recognized gains of $24 thousand and $2.1 million, respectively, for hedge ineffectiveness attributable to the aggregate principal amount of the designated loan pools falling below the notional amount. No hedge ineffectiveness was recognized during the three and nine month periods ended September 30, 2010.

At September 30, 2010, there was no remaining gain reported in other comprehensive income related to the terminated collar.

The table below presents the effect of the Company’s interest rate floor and collar on the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Amount of gain recognized in OCI (effective portion)	$0	$(1,016)	$0	$(455)

Amount of gain reclassified from OCI into income (effective portion):

Interest income	717	2,044	5,309	9,833
Other noninterest income	0	0	0	2,488

Amount of gain recognized into other noninterest income
(Ineffective portion and amount excluded from effectiveness testing)	0	(24)	0	2,132

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10. INCOME TAXES

Net deferred tax assets totaled $29.9 million at September 30, 2010 and $26.3 million at December 31, 2009. No valuation allowance was recorded against deferred tax assets at September 30, 2010, as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years. The provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items) for the reporting period. For the reporting period ended September 30, 2010, the Company has computed the provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The Company has determined that small changes in estimated “ordinary” income, combined with the impact of permanent non-taxable items result in significant changes in the estimated annual effective tax rate. As such, the historical method would not provide a reliable estimate for the reporting period ended September 30, 2010. The actual effective rate for the reporting period ended September 30, 2010 is impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate above statutory rates for the interim reporting periods.

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

Included in the Program are certain grants of performance-based share awards whose vesting is contingent on the Company obtaining certain performance metrics. These performance metrics include an earnings per share growth versus the Company’s peer banks and a return on assets performance versus the Company’s peer banks. The Company records the performance-based share awards assuming performance metrics will be obtained. Periodically, the Company assesses its metrics as compared to its peers and estimates a certain percentage of the awards will be earned. During 2009 the Company revised its estimates for performance-based share awards granted in 2007 to reflect a 50% performance obtainment. During 2010 the Company revised its estimates for performance-based share awards granted in 2008 to reflect that no vesting would occur due to the Company’s performance measures not being achieved. As a result, during the three and nine month periods ended September 30, 2010, the Company reversed approximately $400 thousand and $1.4 million, respectively, of stock-based compensation expense related to performance-based share awards granted in 2008. The Company estimates that performance metrics will be obtained for performance-based shares granted in 2009 and 2010, however, if performance measures are not met, the expense for these awards not earned will be reversed.

Total stock-based compensation expense that was charged against income was $463 thousand and $1.1 million for the three and nine month periods ended September 30, 2010, respectively, and $1.2 million and $3.3 million, respectively, for the same time periods in 2009. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $30 thousand and $25 thousand, respectively, for the three and nine month periods ended September 30, 2010 and $320 thousand and $876 thousand, respectively, for the three and nine month periods ended September 30, 2009.

On December 20, 2007, the Company entered into an employment agreement with its chief executive officer (“CEO”). This agreement replaced the existing agreement, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”), to be earned based on specified performance metrics. The total value of the stock grant was based on the current market price on the date of grant. The Company recorded the performance-based share awards assuming 100% of the performance metrics would be obtained. During 2009, the Company revised its estimate and determined that the CEO had earned 50% of the PRSUs awarded in 2007. This plan expired on December 31, 2009.

On July 9, 2010, the Company entered into a new employment agreement with its CEO, in which the CEO was awarded 187,500 PRSUs. The PRSUs will be earned based on specified performance metrics which include an earnings per share growth versus the Company’s peer banks and a return on assets performance versus the Company’s peer banks. The PRSUs have a three year vesting period and will vest on June 30, 2013, based on the Company’s performance as compared to its peers over the three year period beginning July 1, 2010, and ending on June 30, 2013.

Stock Purchase Plan – The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 2.3 million shares of the Company’s common stock may be issued under the Purchase Plan subject to adjustment upon changes in capitalization. During the three and nine months ended September 30, 2010, 15,008 and 50,747 shares, respectively, were subscribed for through payroll deductions under the Purchase Plan compared to 19,003 and 62,923 shares for the same periods in 2009, respectively.

12. SHAREHOLDERS’ EQUITY

Common stock – During the second quarter of 2009, the Company issued 8.3 million shares of its common stock through a public stock offering, which resulted in net proceeds of approximately $54.6 million, after deducting underwriting fees and estimated offering expenses.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During the first quarter of 2010, the Company issued 20.0 million shares of its common stock through a public stock offering, which resulted in net proceeds of approximately $86.6 million, after deducting underwriting fees and estimated offering expenses.

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

During the second quarter of 2009, the Company fully redeemed the $125 million Series J preferred stock that was sold to the U.S. Treasury in December of 2008. The Company was approved to pay the funds back without any condition from regulators. As a result of the redemption, the Company recorded a one-time $7.5 million charge to retained earnings in the form of an accelerated deemed dividend to account for the difference between the amount at which the preferred stock sale had been initially recorded and its redemption price. The Warrant to purchase 2.6 million shares of the Company’s common stock remained outstanding with the U.S. Treasury until they were auctioned by the U.S. Treasury in June 2010. The Warrant is listed on Nasdaq under the symbol “SBIBW.”

Treasury stock – On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2.5 million shares of common stock, not to exceed 500 thousand shares in any calendar year. On January 29, 2007, the Company’s Board of Directors authorized an increase in the number of shares to be repurchased to adjust for the three-for-two stock split approved by the Board of Directors on October 30, 2006. On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Repurchase Program”). The amendment increased by 750 thousand shares the total number of shares that may be repurchased by the Company under the Repurchase Program in the fiscal year 2007. The aggregate number of shares originally approved by the Board of Directors for repurchase under the Repurchase Program remains unchanged at 3.8 million shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. There were no shares repurchased during the three and nine month periods ended September 30, 2010 and 2009.

13. EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed based on the following (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) applicable to common shareholders	$4,455	$(24,724)	$(1,197)	$(24,052)

Basic:
Weighted average shares outstanding	101,934	81,707	97,487	77,659
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and nonvested share awards	278	0	0	0

Total	102,212	81,707	97,487	77,659

Earnings (loss) per common share:
Basic	$0.04	$(0.30)	$(0.01)	$(0.31)

Diluted	$0.04	$(0.30)	$(0.01)	$(0.31)

The incremental shares for the assumed exercise of the outstanding options and nonvested share awards were determined by application of the treasury stock method. The calculation of diluted earnings per common share excludes 1,812,905 shares because they were antidilutive for the three months ended September 30, 2010. Options and novested share awards have been excluded from the computation of diluted loss per share for the nine month period ended September 30, 2010, and the three and nine month periods ended September 30, 2009, as the effect would have been antidilutive. In addition, the calculation excludes the Warrant issued in December 2008 to purchase 2.6 million shares of common stock, which was antidilutive.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

14. COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.3 million and $7.9 million for the three and nine months ended September 30, 2010, respectively, and $2.9 million and $8.8 million for the three and nine months ended September 30, 2009, respectively. For information regarding these commitments refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Litigation – The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

Severance and non-competition agreements – The Company has previously entered into severance and non-competition agreements with its CEO and certain other executive officers. Under agreements with executive officers, upon a termination of employment under the circumstances described in the agreements, each would receive: (i) two years’ base pay; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective executive officer during the three years preceding termination or change in control (as defined in the agreements); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans, to the extent permitted, and in the event participation is not permitted, payment of the cost of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20 thousand in job placement fees; and (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, restricted stock grants or other similar awards.

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	September 30, 2010	December 31, 2009
Commitments to extend credit	$665,454	$704,107
Standby and commercial letters of credit	53,848	55,312

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of September 30, 2010 and December 31, 2009, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

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

The Company also takes into account its discussions and agreements with the Federal Deposit Insurance Corporation (“FDIC”) and its other regulators. As part of an informal agreement that Sterling Bank entered into on January 26, 2010, with the FDIC and the Texas Department of Banking, the Company submitted to such regulatory agencies a capital management plan that reflects Sterling Bank’s plans to maintain for the next three years minimum regulatory capital levels that are in excess of the minimum requirements to remain well-capitalized but below its regulatory capital levels at September 30, 2010. If the Company is unable to maintain the regulatory capital levels that it proposes in its capital management plan or if it fails to adequately resolve any other matters that any of its regulators may require the Company to address in the future, the Company could become subject to more stringent supervisory actions. At September 30, 2010, the Company believes it is in compliance regarding the informal agreement with the regulatory agencies and the capital plan that was submitted and accepted by those agencies.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of September 30, 2010:
Total capital (to risk weighted assets)	$597,088	17.9%	$267,119	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	508,394	15.2%	133,560	4.0%	N/A	N/A
Tier 1 capital (to average assets)	508,394	10.5%	193,060	4.0%	N/A	N/A

As of December 31, 2009:
Total capital (to risk weighted assets)	$526,919	14.4%	$292,569	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	424,409	11.6%	146,284	4.0%	N/A	N/A
Tier 1 capital (to average assets)	424,409	8.9%	191,045	4.0%	N/A	N/A

STERLING BANK:
As of September 30, 2010:
Total capital (to risk weighted assets)	$553,177	16.6%	$266,897	8.0%	$333,621	10.0%
Tier 1 capital (to risk weighted assets)	464,518	13.9%	133,448	4.0%	200,173	6.0%
Tier 1 capital (to average assets)	464,518	9.6%	192,929	4.0%	241,161	5.0%

As of December 31, 2009:
Total capital (to risk weighted assets)	$513,792	14.1%	$292,309	8.0%	$365,386	10.0%
Tier 1 capital (to risk weighted assets)	411,322	11.3%	146,154	4.0%	219,232	6.0%
Tier 1 capital (to average assets)	411,322	8.6%	190,915	4.0%	238,644	5.0%

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The table below presents the Company’s financial assets measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$1,169,519	$0	$1,169,519	$0
Interest rate swap	3,639	0	3,639	0

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$846,216	$0	$843,731	$2,485
Interest rate swap	2,357	0	2,357	0

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

	Three Months Ended September 30,
	2010	2009

Balance at beginning of period	$0	$2,394

Total gains or losses for the period included in:
Noninterest income	0	0
Other comprehensive income	0	294
Purchases, issuances, settlements and amortization	0	(191)
Transfers in and/or out of Level 3	0	0

Balance at end of period	$0	$2,497

Net unrealized losses included in net income for the period relating to assets held at the end of period	$0	$0

	Nine Months Ended September 30,
	2010	2009

Balance at beginning of period	$2,485	$2,516

Total gains or losses for the period included in:
Noninterest income	213	0
Other comprehensive income	0	563
Purchases, issuances, settlements and amortization	(2,698)	(582)
Transfers in and/or out of Level 3	0	0

Balance at end of period	$0	$2,497

Net unrealized losses included in net income for the period relating to assets held at the end of period	$0	$0

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

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the three and nine month periods ended September 30, 2010, individually assessed impaired loans over $100 thousand were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or through a charge-off based upon the fair value of the underlying collateral. Individually assessed impaired loans with an outstanding book value at September 30, 2010 of $60.0 million were reduced by a specific valuation allowance or charged-down to their fair value of $41.8 million during the nine months ended September 30, 2010.

The Company recorded additions to other real estate owned and other repossessed assets of $12.2 million and $8 thousand, respectively, which were outstanding at September 30, 2010. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs within the fair value hierarchy based on observable market data and Level 3 inputs based on customized discounting criteria. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs through the allowance for loan losses. Foreclosed assets were remeasured at fair value

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

subsequent to their initial recognition. In connection with the remeasurement, the Company recorded write-downs of other real estate owned of $392 thousand and $1.7 million, respectively, for the three and nine month periods ended September 30, 2010. During the three and nine month periods ended September 30, 2010, the Company sold other real estate owned with a book value of $8.5 million and $16.6 million, respectively resulting in net gains of $1.4 million and $2.4 million, for the same time periods.

As of September 30, 2010, the Company had a balance of $7.1 million in loans held for sale. Loans held for sale are considered a Level 3 input within the fair value hierarchy based on current investor market pricing from investors in these types of loans. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value. During the nine month periods ended September 30, 2010, the Company recorded a lower of cost or market adjustment of $3.0 million on certain nonperforming commercial real estate loans. There were no lower of cost or market adjustments recorded during the three month period ended September 30, 2010

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September 30, 2010.

The following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Held-to-maturity securities	$280,215	$287,163	$222,845	$222,340
Loans held for sale	7,123	7,123	11,778	11,778
Loans held for investment, net of allowance	2,782,198	2,682,537	3,158,541	2,998,569
Financial liabilities:
Time deposits	840,683	841,088	946,279	946,897
Other borrowed funds	106,546	113,529	97,245	95,368
Subordinated debt	78,624	73,515	77,338	72,889
Junior subordinated debt	82,734	65,664	82,734	54,414

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

Held-to-Maturity Securities - These securities are primarily classified within Level 2 of the fair value hierarchy. Securities are valued based on quoted prices in an active market when available. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities can be classified within Level 3 of the valuation hierarchy. These securities would be valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and prepayment rates.

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

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The changes resulting from the Dodd-Frank Act and its associated rulemaking could impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes. We are continuing to evaluate the effects of the Dodd-Frank Act on the Company. We do not believe it will have a material impact on our financial position and results of operations.

OVERVIEW

For more than 35 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to medium-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 56 banking centers in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas.

At September 30, 2010, we had consolidated total assets of $5.0 billion, total loans of $2.9 billion, total deposits of $4.1 billion and shareholder’s equity of $627 million.

We reported net income of $4.5 million, or $0.04 per diluted common share for the quarter ended September 30, 2010, compared to a net loss of $24.7 million, or $0.30 per diluted share for the third quarter of 2009. Net loss applicable to common shareholders for the nine months ended September 30, 2010, was $1.2 million, or $0.01 per diluted common share, compared with a net loss applicable to common shareholders of $24.1 million, or $0.31 per diluted common share for the same period in 2009.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of September 30, 2010.

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

Receivables: In July 2010, the FASB issued ASU 2010-20 Receivables (Topic 830) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010–20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010–20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

SELECTED FINANCIAL DATA

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2010	2009	2010	2009	2009
	(Dollars and shares in thousands, except per share amounts)
INCOME STATEMENT DATA:
Net interest income	$42,157	$47,851	$129,084	$144,929	$191,709
Provision for credit losses	7,716	56,131	39,988	76,631	87,631
Noninterest income	9,490	9,113	24,552	30,404	35,895
Noninterest expense	37,780	40,075	117,539	123,694	163,184
Income (loss) before income taxes	6,151	(39,242)	(3,891)	(24,992)	(23,211)
Net income (loss)	4,455	(24,724)	(1,197)	(14,710)	(12,974)
Net income (loss) applicable to common shareholders	4,455	(24,724)	(1,197)	(24,052)	(22,316)
BALANCE SHEET DATA (at period-end):
Total assets	$5,039,621	$4,859,518	$5,039,621	$4,859,518	$4,937,048
Total loans	2,870,075	3,350,707	2,870,075	3,350,707	3,245,051
Allowance for loan losses	80,754	70,059	80,754	70,059	74,732
Total securities	1,449,734	999,511	1,449,734	999,511	1,069,061
Total deposits	4,103,211	4,007,454	4,103,211	4,007,454	4,094,951
Other borrowed funds	106,546	99,486	106,546	99,486	97,245
Subordinated debt	78,624	77,616	78,624	77,616	77,338
Junior subordinated debt	82,734	82,734	82,734	82,734	82,734
Shareholders’ equity	626,802	545,512	626,802	545,512	540,533
COMMON SHARE DATA:
Earnings (loss) per common share (1):
Basic shares	$0.04	$(0.30)	$(0.01)	$(0.31)	$(0.28)
Diluted shares	$0.04	$(0.30)	$(0.01)	$(0.31)	$(0.28)
Shares used in computing earnings (loss) per common share:
Basic shares	101,934	81,707	97,487	77,659	78,696
Diluted shares	102,212	81,707	97,487	77,659	78,696
End of period common shares outstanding	101,952	81,755	101,952	81,755	81,853
Book value per common share at period-end	$6.15	$6.67	$6.15	$6.67	$6.60
Cash dividends paid per common share	$0.015	$0.055	$0.045	$0.165	$0.180
Common stock dividend payout ratio	34.35%	(18.19)%	(358.14)%	(85.45)%	(106.36)%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	2.80%	(16.98)%	(0.26)%	(5.77)%	(4.01)%
Return on average assets (2)	0.35%	(1.97)%	(0.03)%	(0.39)%	(0.26)%
Tax equivalent net interest margin (3)	3.68%	4.20%	3.81%	4.26%	4.22%
Efficiency ratio (4)	72.53%	69.56%	75.86%	68.73%	69.17%
Full-time equivalent employees	986	1,013	986	1,013	1,012
Number of banking centers	56	60	56	60	58
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	71.63%	85.86%	74.51%	91.82%	88.33%
Period-end shareholders’ equity to total assets	12.44%	11.23%	12.44%	11.23%	10.95%
Average shareholders’ equity to average assets	12.53%	11.60%	12.15%	12.18%	11.92%
Period-end tangible capital to total tangible assets	9.13%	7.70%	9.13%	7.70%	7.48%
Tier 1 capital to risk-weighted assets	15.23%	11.20%	15.23%	11.20%	11.61%
Total capital to risk-weighted assets	17.88%	13.95%	17.88%	13.95%	14.41%
Tier 1 leverage ratio (Tier 1 capital to average assets)	10.53%	8.88%	10.53%	8.88%	8.89%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	2.88%	2.18%	2.88%	2.18%	2.39%
Period-end allowance for loan losses to period-end loans	2.81%	2.09%	2.81%	2.09%	2.30%
Period-end allowance for loan losses to nonperforming loans	49.31%	73.76%	49.31%	73.76%	72.86%
Nonperforming loans to period-end loans	5.71%	2.83%	5.71%	2.83%	3.16%
Nonperforming assets to period-end assets	3.54%	2.20%	3.54%	2.20%	2.42%
Net charge-offs to average loans (2)	1.01%	4.27%	1.52%	2.01%	1.72%

(1)	The calculation of diluted earnings per common share excludes 1,812,905 shares for the three months ended September 30, 2010, as the effect would have been antidilutive. Options and novested share awards have been excluded from the computation of diluted loss per share for the nine month period ended September 30, 2010, the three and nine month periods ended September 30, 2009 and for the year ended 2009, as the effect would have been antidilutive.
(2)	Interim periods annualized.
(3)	Taxable-equivalent basis assuming a 35% tax rate. The Company presents net interest income on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(4)	The efficiency ratio is calculated by dividing noninterest expense less acquisition costs and a one-time severance charge by tax equivalent basis net interest income plus noninterest income less net gain (loss) on investment securities.

RESULTS OF OPERATIONS

Net Income (Loss) Applicable to Common Shareholders – Net income was $4.5 million, or $0.04 per diluted common share, for the third quarter ended September 30, 2010, compared to a net loss of $24.7 million, or $0.30 per diluted common share, for the third quarter of 2009

Net Interest Income – Net interest income represents the amount by which interest income on interest-earning assets, including loans and securities, exceeds interest paid on interest-bearing liabilities, including deposits and borrowings. Net interest income is our principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to effect net interest income.

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

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands):

	Three Months Ended September 30,
	(Dollars in thousands)
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$5,390	$28	2.06%	$1,607	$23	5.68%
Loans held for investment (1):
Taxable	2,930,124	40,122	5.43%	3,467,555	49,586	5.67%
Non-taxable (2)	295	4	5.52%	5,080	72	5.60%
Securities:
Taxable	1,286,050	9,841	3.04%	844,651	9,286	4.36%
Non-taxable (2)	112,188	1,497	5.30%	97,858	1,307	5.30%
Deposits in financial institutions	260,167	157	0.24%	106,392	64	0.24%
Other interest-earning assets	566	1	0.84%	38,419	29	0.30%

Total interest-earning assets	4,594,780	51,650	4.46%	4,561,562	60,367	5.25%

Noninterest-earning assets:
Cash and due from banks	65,765			46,106
Premises and equipment, net	48,359			50,123
Other assets	405,569			371,967
Allowance for loan losses	(81,171)			(51,856)

Total noninterest-earning assets	438,522			416,340

Total Assets	$5,033,302			$4,977,902

Interest-Bearing Liabilities:
Deposits:
Demand and savings	$2,003,914	$3,583	0.71%	$1,837,612	$4,403	0.95%
Certificates and other time	870,041	2,823	1.29%	1,084,513	5,504	2.01%
Other borrowed funds	103,902	784	2.99%	145,625	346	0.94%
Subordinated debt	78,472	747	3.78%	77,232	748	3.84%
Junior subordinated debt	82,734	1,071	5.14%	82,734	1,082	5.19%

Total interest-bearing liabilities	3,139,063	9,008	1.14%	3,227,716	12,083	1.49%

Noninterest-bearing sources:
Demand deposits	1,224,403			1,124,076
Other liabilities	39,078			48,480

Total noninterest-bearing liabilities	1,263,481			1,172,556

Shareholders’ equity	630,758			577,630

Total Liabilities and Shareholders’ Equity	$5,033,302			$4,977,902

Tax Equivalent Net Interest Income and Margin (2) (3)		42,642	3.68%		48,284	4.20%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		1			23
Securities		484			410

Total tax equivalent adjustment		485			433

Net Interest Income		$42,157			$47,851

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent basis assuming a 35% tax rate. Net interest income is presented on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$10,109	$129	1.70%	$2,064	$89	5.75%
Loans held for investment (1):
Taxable	3,046,899	125,677	5.51%	3,624,478	154,098	5.68%
Non-taxable (2)	3,113	122	5.26%	5,141	237	6.16%
Securities:
Taxable	1,138,539	28,560	3.35%	772,386	26,659	4.61%
Non-taxable (2)	104,647	4,206	5.37%	97,069	3,902	5.37%
Deposits in financial institutions	272,475	503	0.25%	60,885	64	0.14%
Other interest-earning assets	1,268	5	1.01%	29,336	61	0.28%

Total interest-earning assets	4,577,050	159,202	4.65%	4,591,359	185,110	5.39%

Noninterest-earning assets:
Cash and due from banks	65,409			55,201
Premises and equipment, net	48,205			49,912
Other assets	407,562			369,081
Allowance for loan losses	(78,794)			(52,177)

Total noninterest-earning assets	442,382			422,017

Total Assets	$5,019,432			$5,013,376

Interest-Bearing Liabilities:
Deposits:
Demand and savings	$2,008,236	$12,114	0.81%	$1,693,613	$11,781	0.93%
Certificates and other time	909,618	9,334	1.37%	1,137,866	19,474	2.29%
Other borrowed funds	101,602	2,000	2.63%	241,653	1,583	0.88%
Subordinated debt	78,012	2,139	3.67%	77,582	2,612	4.50%
Junior subordinated debt	82,734	3,139	5.07%	82,734	3,441	5.56%

Total interest-bearing liabilities	3,180,202	28,726	1.21%	3,233,448	38,891	1.61%

Noninterest-bearing sources:
Demand deposits	1,189,144			1,123,858
Other liabilities	40,078			45,252

Total noninterest-bearing liabilities	1,229,222			1,169,110

Shareholders’ equity	610,008			610,818

Total Liabilities and Shareholders’ Equity	$5,019,432			$5,013,376

Tax Equivalent Net Interest Income and Margin (2) (3)		130,476	3.81%		146,219	4.26%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		39			75
Securities		1,353			1,215

Total tax equivalent adjustment		1,392			1,290

Net Interest Income		$129,084			$144,929

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent basis assuming a 35% tax rate. Net interest income is presented on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

Tax equivalent net interest income decreased $5.6 million or 11.7% to $42.6 million and $15.7 million or 10.8% to $130 million for the three and nine month periods ended September 30, 2010, respectively, compared to the same time periods in 2009. Our tax equivalent net interest margin was 3.68% and 3.81% for the three and nine month periods ended September 30, 2010, respectively, compared to 4.20% and 4.26% for the three and nine month periods ended September 30, 2009, respectively. This decline in net interest income and margin was due to a decline in average loans as a percentage of interest-earning assets, an increase in nonperforming assets, lower interest income from interest rate hedges, and increased liquidity, partially offset by deposit growth. Changes in the mix of interest-earning assets and liabilities influence our net interest income and margin. During the first nine months of 2009, we had a larger percentage of interest-earning assets invested in higher-yielding loans as compared to 2010. Average loans as a percentage of average interest-earning assets decreased from 79% in the first nine months of 2009 to 67% during 2010, while average securities increased from 19% of average interest-earning assets during the first nine months of 2009 to 27% during 2010. We increased securities as a percentage of interest-earning assets to further diversify our interest-earning asset portfolio and further utilize excess liquidity. We made this decision in part to support our interest income stream in light of the economic conditions having a negative impact on interest earnings from our loan portfolio.

Tax equivalent interest income on loans decreased $9.5 million and $28.5 million for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease in interest income on loans was due primarily to a decline in average loans. On average, loans decreased $538 million or 15.5% and $572 million or 15.7%, respectively, for the three and nine month periods ended September 30, 2010, compared to the same time periods in 2009. Net interest margin was also negatively impacted by an increase in nonperforming loans. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income. Nonaccrual loans increased $68.8 million to $164 million at September 30, 2010, compared to $95 million at September 30, 2009. Interest forgone on nonaccrual loans was $3.3 million and $8.5 million for the three and nine month periods ended September 30, 2010, respectively, compared to $2.1 million and $5.0 million for the same periods in 2009. This increase in nonaccrual loans resulted in a reduction in net interest margin of 10 basis points for both the three and nine month periods ended September 30, 2010, compared to the same periods in 2009. Additionally, during the three and nine month periods ended September 30, 2010, interest income from the interest rate hedges that we purchased in 2006 decreased $2.3 million and $5.5 million, respectively. During the third quarter of 2009, our interest rate floor matured. As of August 1, 2010, the remaining gain associated with our interest rate collar was fully amortized into interest income. At September 30, 2010, we did not have any outstanding interest rate hedges associated with our loan portfolio.

Tax equivalent interest income on securities increased $745 thousand and $2.2 million for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. The increase in interest income on securities is due to an increase in average securities. On average, securities increased $456 million or 48.4% and $374 million or 43.0% for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. We increased the securities portfolio as a percentage of interest-earning assets beginning in 2009. On average, the securities portfolio represented approximately 27% of average interest-earning assets for the nine month period ended September 30, 2010, compared to 19% for the same period in 2009. The increase in interest income earned from higher securities was offset by a decrease in yield earned. Average yield earned was 3.21% and 3.52%, respectively, for the three and nine month periods ended September 30, 2010, compared to 4.46% and 4.70% for the same time periods in 2009. This decrease in yield was due to lower market interest rates.

Net interest income and margin were also impacted by an increase in the use of lower yielding interest-earning cash during the first nine months of 2010. Average interest-earning cash deposits in other financial institutions was $260 million and $272 million, respectively, for the three and nine month periods ended September 30, 2010, compared to $106 million and $60.9 million, respectively, for the same time periods in 2009. The average yield on these deposits was 0.24% and 0.25% for the three and nine month periods ended September 30, 2010, respectively, compared to 0.24% and 0.14%, respectively, for the same time periods in 2009.

Total interest expense decreased $3.1 million and $10.2 million, respectively, for the three and nine month periods ended September 30, 2010, over the comparable periods in 2009, due primarily to a decline in rates paid and the utilization of lower cost interest-bearing demand and savings deposits. Beginning in 2009, we allowed some of our higher cost certificate and other time deposits to mature and be replaced with lower cost interest-bearing demand deposits. On average, certificate and other time deposits decreased of $214 million and $228 million, respectively, for the three and nine month periods ended September 30, 2010, compared to the same time periods in 2009. The average rate paid on certificate and other time deposits was 1.29% and 1.37%, respectively, for the three and nine month periods ended September 30, 2010, compared to 2.01% and 2.29%, respectively, for the same time periods in 2009. The decrease in average balance combined with lower rates resulted in a decrease in interest expense on certificate and other time deposits of $2.7 million and $10.1 million, respectively, for the three and nine month periods ended September 30, 2010, compared to the same time period in 2009. The decline in average certificate and other time deposits was offset by an increase in average interest-bearing demand deposits of $166 million and $315 million, respectively, for the three and nine months periods ended September 30, 2010, compared to the same time period in 2009. The rate paid on interest-bearing demand deposits was 0.71% and 0.81% for three and nine month periods ended September 30, 2010, compared to 0.95% and 0.93%, respectively, for the same time periods in 2009.

Average other borrowed funds for the three and nine month periods ended September 30, 2010, decreased $41.7 million and $140 million, respectively, compared to the same periods in 2009. The average rate paid on other borrowed funds was 2.99% and 2.63% for the three and nine month periods ended September 30, 2010, respectively, compared to 0.94% and 0.88%, respectively, for the same time periods in 2009. The increase in rate paid on the borrowings was due in part to $50 million of our structured repurchase agreements becoming fixed at an average rate of 3.69% during the first quarter of 2010. These borrowings had a zero percent rate as of December 31, 2009.

Noninterest Income - Noninterest income consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Customer service fees	$3,728	$3,845	$10,807	$11,709
Other-than-temporary impairment loss on securities	0	4	0	17
Net gain on sale of securities	43	0	80	0
Wealth management fees	1,733	1,862	5,933	5,904
Net gain (loss) on loans	297	80	(2,295)	400
Bank-owned life insurance	911	884	2,696	2,651
Debit card income	633	588	1,886	1,759
Other	2,145	1,850	5,445	7,964

Total	$9,490	$9,113	$24,552	$30,404

Total noninterest income for the three month period ended September 30, 2010, increased $377 thousand, compared to the same period in 2009 and decreased $5.9 million for the nine month period ended September 30, 2010, compared to the same time period in 2009. Details of the changes in the various components of noninterest income are discussed below:

We recorded a $14 thousand credit-related other-than-temporary impairment (“OTTI”) on a held-to-maturity debt security during the second quarter of 2009, based on its cash flow analysis. This security was issued in 2007 and was backed by hybrid adjustable-rate residential mortgage loans. As of the date of OTTI, this security was an investment grade security. As of the date of OTTI, we did not intend to sell the security, and it was not more likely than not that we would be required to sell the investment before recovery of its remaining amortized cost basis. Therefore, for the nine month period ended September 30, 2009, the amount of the credit-related OTTI of $14 thousand, was recognized in earnings and the amount of the noncredit-related impairment of $2.9 million, was recognized in other comprehensive income as of September 30, 2009. There was no OTTI recorded during the three and nine month periods ended September 30, 2010.

Net gain on sale of securities during the three and nine month periods ended September 30, 2010, was due to a realized gain of $253 thousand on the sale of our SBA interest-only strip portfolio during the second quarter of 2010. This gain was offset by the sale of one private-label CMO that was classified as held-to-maturity, resulting in a realized loss of $236 thousand during the second quarter of 2010. The decision to sell this security in the second quarter of 2010 was due to the credit downgrading of this security to below investment grade in May 2010. Given this credit downgrading, the current economic uncertainty along with the increasing levels of delinquencies being reported for all residential mortgage loans, we believed there was additional risk associated with holding this security until maturity. This security had a carrying value of $2.0 million at the time of sale.

Wealth management fees decreased $129 thousand for the three month period ended September 30, 2010, compared to the same period in 2009 and increased $29 thousand for the nine month period ended September 30, 2010, compared to the same periods in 2009. The decrease in wealth management fees for the three month period ended September 30, 2010, was due to a decrease in brokerage fees. Our wealth management group provides customized solutions for high net worth customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services as well as investment advisory and pension administration/consulting services.

Net losses on loans for the nine month period ended September 30, 2010, of $2.3 million was due to lower of cost or market adjustments of $3.0 million on certain nonperforming commercial real estate loans held for sale. These losses were offset by approximately $246 thousand and $568 thousand of gains from the sale of residential mortgage loans originated by us during the three and nine month periods ended September 30, 2010, respectively.

Other noninterest income increased $295 thousand for the three month period ended September 30, 2010, and decreased $2.5 million for the nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease for the nine month period ended September 30, 2010, compared to 2009 was due primarily to $2.1 million in gains recorded as a result of the cash flow hedge ineffectiveness recorded in 2009.

Noninterest Expense - Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Salaries and employee benefits	$20,722	$21,005	$61,678	$67,434
Occupancy	5,566	5,967	17,065	18,004
Technology	2,267	2,495	7,016	7,475
Professional fees	1,452	1,065	4,829	3,419
Postage, delivery and supplies	661	700	2,088	2,181
Marketing	198	557	738	1,487
Core deposit and other intangibles amortization	537	565	1,623	1,695
Acquisition costs	0	154	0	154
FDIC insurance assessments	2,478	1,741	7,463	6,974
Net (gains) losses and carrying costs of other real estate and foreclosed property	(414)	1,743	872	1,798
Other	4,313	4,083	14,167	13,073

Total	$37,780	$40,075	$117,539	$123,694

Total noninterest expense for the three and nine month periods ended September 30, 2010, decreased $2.3 million and $6.2 million, respectively, compared to the same periods in 2009. Details of the changes in the various components of noninterest expense are discussed below:

Salaries and employee benefits for the three and nine month periods ended September 30, 2010, decreased $283 thousand and $5.8 million, respectively, compared to the same periods in 2009. During the third quarter of 2010, we recorded severance charges of approximately $1.0 million, as part of our ongoing company-wide expense reduction initiative. During the second quarter of 2009, we recorded a one-time severance charge of $2.1 million. As a result of these expense reduction initiatives, salary expense decreased $467 thousand and $2.3 million for the three and nine month periods ended September 30, 2010, respectively, compared to the same time periods in 2009. Additionally, during the three and nine month periods ended September 30, 2010, we reversed approximately $400 thousand and $1.4 million, respectively of stock-based compensation expense related to certain performance-based stock awards that are not expected to be fully earned at this time because our performance has fallen below the threshold performance metrics specified in the respective stock awards.

Professional fees for the three and nine month periods ended September 30, 2010, increased $387 thousand and $1.4 million, respectively, compared to the same periods in 2009. This increase was due to legal fees resulting from activities related to nonperforming assets and increased consulting fees associated with a review of our personnel, policies and procedures.

We have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program which allows funds in noninterest-bearing transaction deposit accounts to be fully FDIC-insured. FDIC insurance premiums increased $737 thousand and $489 thousand for the three and nine month periods ended September 30, 2010, respectively, compared to the same time periods in 2009. During the second quarter of 2009, we recorded a special FDIC assessment of $2.3 million which was levied to all insured depository institutions and totaled five basis points of each institution’s total assets less Tier 1 capital. The decrease in FDIC premiums resulting from the special assessment in June 2009, was offset by increased costs in 2010 due to higher FDIC assessment rates and average deposits.

Gains net of losses and carrying costs of other real estate and foreclosed properties were $414 thousand for the three month period ended September 30, 2010. Net losses and carrying costs on other real estate owned and foreclosed property were $872 thousand for the nine month period ended September 30, 2010, and $1.7 million and $1.8 million for the three and nine month periods ended September 30, 2009. Losses on other real estate owned foreclosed property during 2009 and 2010 were due primarily to increased real estate foreclosures due to weaker economic conditions that have resulted in declines in property values.

Other noninterest expense increased $230 thousand and $1.1 million for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. The increase in other noninterest expense was due in part to an increase in appraisal fees resulting from increases in nonperforming loans.

Income Taxes – We provided $1.7 million, for an effective rate of 27.6%, for federal and state income taxes during the three month period ended September 30, 2010. We recorded a tax benefit of $2.7 million for the nine month period ended September 30, 2010, and a tax benefit of $14.5 million and $10.3 million during the three and nine month periods ended September 30, 2009, respectively. The effective tax benefit rate was 69.2% for the nine month period ended September 30, 2010, and 37.0% and 41.1%

for the three and nine month periods ended September 30, 2009, respectively. The effective tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. Our provision for income taxes during interim reporting periods historically has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items) for the reporting period. For the reporting period ended September 30, 2010, we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. We have determined that small changes in estimated “ordinary” income, combined with the impact of permanent non-taxable items result in significant changes in the estimated annual effective tax rate. As such, the historical method would not provide a reliable estimate for the reporting period ended September 30, 2010. The actual effective rate is impacted by the level of permanent differences, including tax-advantaged investment and loan income, resulting in an effective rate above statutory rates for the interim reporting periods.

FINANCIAL CONDITION

Loans Held for Sale – Loans held for sale were $7.1 million and $11.8 million at September 30, 2010 and December 31, 2009, respectively. Loans held for sale at September 30, 2010, consisted of $2.5 million of commercial real estate and $4.7 million of residential mortgage loans. Loans held for sale at December 31, 2009, consisted of $10.7 million of commercial real estate and $1.0 million of residential mortgage loans. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and we have the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value.

Loans Held for Investment - The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
Commercial and industrial	$588,127	20.5%	$795,789	24.6%
Real estate:
Commercial	1,589,959	55.5%	1,667,038	51.6%
Construction	268,691	9.4%	360,444	11.1%
Residential	362,402	12.7%	344,807	10.7%
Consumer/other	44,413	1.6%	52,124	1.6%
Foreign loans	9,360	0.3%	13,071	0.4%

Total loans held for investment	$2,862,952	100.0%	$3,233,273	100.0%

At September 30, 2010, loans held for investment were $2.9 billion, a decrease of $370 million or 11.5% over loans held for investment at December 31, 2009. The decline in loans during 2010 was due, in part, to principal reductions in commercial and industrial loans including our energy lending portfolio, and declines in construction and development and commercial real estate loans. Our energy lending portfolio decreased $136 million or 52.0% to $126 million at September 30, 2010, compared to $262 million at December 31, 2009. The remaining decrease in commercial and industrial loans was the result of customers reducing their inventory positions and paying down on lines-of-credit. Commercial real estate and construction and development loans decreased $77.1 million and $91.8 million, respectively, for September 30, 2010, compared to December 31, 2009. These decreases were due to our decision to reduce our exposure to these loan categories, and slowing demand resulting from customer decisions to defer new projects.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual revenues of $100 million or less. Typically, our customers have financing requirements between $50 thousand and $5 million. At September 30, 2010, commercial real estate loans and commercial and industrial loans were 55.5% and 20.5%, respectively, of loans held for investment.

We make commercial loans primarily to small and medium-sized businesses and to professionals. Our commercial loan products include revolving lines-of-credit, letters of credit, working capital loans, loans to finance accounts receivable and inventory and equipment finance leases. In most instances, these loans are personally guaranteed by the business owner and are secured by accounts receivable, inventory and/or other business assets. In addition to the commercial loans secured solely by non-real estate business assets, we make commercial loans that are secured by owner-occupied real estate, as well as other business assets.

Commercial mortgage loans are often secured by first liens on real estate and are most often amortized over a 15-year period with balloon payments due at the end of three to five years. In underwriting commercial mortgage loans, we give consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower.

We also make loans to finance the construction of residential and nonresidential properties, such as retail shopping centers and commercial office buildings. Generally, construction loans are secured by first liens on real estate. We conduct periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used our construction lending activities. Construction and development loans were $269 million at September 30, 2010, a decrease of $91.8 million since December 31, 2009. This decrease was due to lower customer demand and our efforts to reduce our exposure to those types of loans in the current environment.

The following table summarizes our commercial, construction and multifamily residential real estate loan portfolios, excluding foreign loans, by the type of property securing the credit at September 30, 2010 (dollars in thousands). Multifamily residential real estate is included in the residential mortgage real estate loan category.

	Amount	%
Property type:
Office and office warehouse	$384,095	20.1%
Retail	354,718	18.5%
Hospitality	293,347	15.3%
Acquisition and land development	191,872	10.0%
1-4 family	46,635	2.4%
Industrial warehouse	83,902	4.4%
Multifamily residential	64,319	3.4%
Other	496,374	25.9%

Total	$1,915,262	100.0%

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other business relationships with us.

At September 30, 2010, our hospitality portfolio totaled $293 million which represented approximately 10% of total loans held for investment compared to $303 million or 9.3% of total loans held for investment at December 31, 2009. The hospitality industry is a several billion dollar industry that primarily depends on the availability of leisure time and disposable income as well as business activity. The majority of the portfolio consists of mid-priced hotels and motels, most of which are nationally flagged properties in major metropolitan statistical areas. There are no resort-type or luxury properties included within this portfolio. In underwriting these property types, appraisals provide valuation for lending purposes of land and buildings only. There were no new loans added to the portfolio during 2009 or 2010. We saw deterioration in this portfolio during 2009 and continuing into 2010 as $39.3 million of loans at September 30, 2010, were nonperforming, up from $20.2 million at December 31, 2009. Over the last 18 months the industry has experienced significant declines in occupancy rates, average daily room rates, and revenue per available room. As a result of this deterioration, we charged-off approximately $1.0 million and $12.6 million against the allowance for credit losses associated with this loan portfolio during the three and nine months ended September 30, 2010, respectively. Approximately $70 million of our hospitality loans at September 30, 2010, are located outside of Texas and were originated through our Capital Markets and SBA groups which are discussed in further detail below.

Our Capital Markets and SBA group originated, co-originated or purchased first-lien, commercial real estate mortgage loans referred by other financial institutions nationwide. At September 30, 2010, this loan portfolio consists of $315.7 million in commercial real estate with collateral outside of Texas, of which $95.9 million is in California. The average-sized loan within this portfolio is $1.0 million with the largest loan being approximately $4.0 million. Over half of these loans are secured by owner-occupied facilities. These loans generally have low loan-to-value ratios (below 60%) and approximately 50% of these loans have a U.S. Small Business Administration second lien behind our first lien. The loans without SBA second liens were underwritten with similar collateral and equity requirements. We utilize real estate appraisers familiar with the geographic region in which the property is located in to evaluate all loans. These appraisals are reviewed by a third-party appraisal review vendor for accuracy and compliance with our underwriting standards and banking regulations. We have not originated these types of loans since early 2008 as market conditions began to change. We saw deterioration in this portfolio during 2009 and continuing into 2010 as $51.8 million of loans at September 30, 2010, and $33.1 million of loans at December 31, 2009, were nonperforming. At September 30, 2010 and December 31, 2009, $1.7 million and $9.9 million, respectively, of these nonperforming loans were classified as held for sale. As a result of this deterioration, we charged-off approximately $2.2 million and $12.7 million against the allowance for credit losses associated with this loan portfolio during the three and nine months ended September 30, 2010, respectively. This portfolio also includes $4.9 million and $16.0 million in loans that were 30 to 89 days past due as of September 30, 2010 and December 31, 2009, respectively.

The following table summarizes our out-of-state Capital Markets and SBA commercial real estate loan portfolio by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total Capital Markets and SBA commercial real estate loans as of September 30, 2010 (dollars in thousands):

	Amount	%
Property type:
Office and office warehouse	$71,211	22.6%
Retail	63,999	20.3%
Hospitality	70,410	22.3%
Industrial warehouse	23,494	7.4%
Multifamily residential	5,352	1.7%
Other	81,218	25.7%

Total	$315,684	100.0%

At September 30, 2010, loans held for investment were 69.8% of deposits and 56.8% of total assets. Loans held for investment were 79.0% of deposits and 65.5% of total assets at December 31, 2009.

Securities - Our securities portfolio at September 30, 2010, totaled $1.4 billion as compared to $1.1 billion at December 31, 2009, an increase of $381 million or 35.6%. During 2009 and 2010 we increased the securities as a percentage of interest-earning assets to further diversify our interest-earning asset portfolio and further utilize excess liquidity. We made this decision in part to support our interest income stream in light of the economic conditions having a negative impact on our interest earnings from our loan portfolio. These securities represented 28.8% and 21.7% of total assets as of September 30, 2010 and December 31, 2009, respectively.

Net unrealized gains on the available-for-sale securities were $23.7 million at September 30, 2010, as compared to $12.3 million at December 31, 2009.

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

Deposits - The following table summarizes our deposit portfolio by type (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
Noninterest-bearing demand deposits	$1,248,321	30.4%	$1,144,133	27.9%
Interest-bearing demand and savings deposits	2,014,207	49.2%	2,004,539	49.0%
Time deposits	736,468	17.9%	802,270	19.6%
Brokered certificates of deposit	104,215	2.5%	144,009	3.5%

Total deposits	$4,103,211	100.0%	$4,094,951	100.0%

Total deposits as of September 30, 2010, increased $8.3 million to $4.1 billion, compared to $4.1 billion at December 31, 2009. This increase was primarily concentrated in our noninterest-bearing demand deposits which increased $104 million or 9.1% as of September 30, 2010, as compared to December 31, 2009. The growth in noninterest-bearing demand deposits was offset by a decline in time deposits and brokered certificates of deposit which decreased $65.8 million or 8.2% and $39.8 million or 27.6%, respectively, as of September 30, 2010, compared to December 31, 2009, due to our decision to let some of our higher cost deposits mature and be replaced with lower cost interest-bearing demand deposits. Approximately 69.5% of deposits at September 30, 2010, were interest-bearing. The percentage of interest-bearing demand and noninterest-bearing demand deposits to total deposits as of September 30, 2010, was 49.0% and 30.4%, respectively, and our loan to deposit ratio at September 30, 2010, was 69.9%.

Other Borrowed Funds – As of September 30, 2010, we had $107 million in other borrowings compared to $97.2 million at December 31, 2009, an increase of $9.3 million. Our primary source of other borrowings is the Federal Home Loan Bank (“FHLB”). These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. FHLB advances are available to us under a security and pledge agreement. At September 30, 2010, we had total funds of $1.8 billion available under this agreement of which $40.0 million was outstanding with an average interest rate of 2.94%. At September 30, 2010, we had $40.0 million of FHLB advances that mature in seven years. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. At September 30, 2010 and December 31, 2009, we had securities sold under agreements to repurchase with banking customers of $14.7 million and $5.7 million, respectively. Structured repurchase agreements totaled $50.0 million at September 30, 2010 and December 31, 2009, and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a fixed rate of 3.88% and 3.50%, respectively, at September 30, 2010. The rate on these repurchase agreements was zero at December 31, 2009.

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

Ongoing portfolio reviews are conducted by our internal loan review department under an established loan review program. Loans are reviewed based on current risks within the loan portfolio with a targeted loan review penetration of at least 50% annually of the total outstanding balance of commercial and real estate loan portfolios. Additionally, on a annual basis we review all loans with of $1 million or greater

Through the loan review process, we maintain an internally classified loan list, which, along with the delinquency list of loans, helps us assess the overall quality of the loan portfolios and the adequacy of the allowance for credit losses. Loans on this list are classified as substandard, doubtful or loss based on probability of repayment, collateral valuation and related collectability.

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

Nonperforming assets consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Nonperforming loans:
Loans held for sale:
Real estate - Commercial	$1,665	$9,896

Loans held for sale	1,665	9,896

Loans held for investment:
Commercial and industrial	6,870	5,832
Real estate:
Commercial	113,793	62,363
Construction	20,031	12,398
Residential	21,215	11,778
Consumer/other	187	297

Loans held for investment	162,096	92,668

Total nonperforming loans	163,761	102,564

Foreclosed assets:
Real estate acquired by foreclosure	14,571	16,763
Other repossessed assets	50	38

Total foreclosed assets	14,621	16,801

Total nonperforming assets	$178,382	$119,365

Restructured - accruing	$17,495	$69,857

Potential problem loans	$169,646	$187,513

Accruing loans past due 90 days or more	$953	$41

Nonperforming loans to period-end loans	5.71%	3.16%
Nonperforming assets to period-end assets	3.54%	2.42%

Nonperforming assets were $178 million at September 30, 2010, a $59.0 million increase from December 31, 2009. Nonaccrual loans at September 30, 2010 and December 31, 2009, include $1.7 million and $9.9 million, respectively, of commercial real estate loans that have been classified as held for sale. The primary increase in nonperforming loans was related to nonowner-occupied commercial real estate loans.

During 2009 and 2010 we granted certain borrowers minor concessions in the form of temporary payment reductions. We believe these payment reductions are a practical and customary business practice and can help a quality borrower get through a challenging time or difficult temporary situation. These concessions better protect the bank’s interests by improving the borrower’s ability to repay its loan in full. Due to the prolonged economic downturn, we have determined that it is appropriate to report all modifications that result in even the slightest accommodation as a restructured loan. At September 30, 2010, restructured-accruing loans were $17.5 million compared to $69.9 million at December 31, 2009. Restructured-accruing loans at December 31, 2009, included $33.1 million of loans that were originated as part of our Capital Markets and SBA group. Restructured-accruing loans at September 30, 2010, consisted of loans that were modified during the nine month period ended September 30, 2010.

Potential problem loans were $170 million at September 30, 2010, down from $188 million at December 31, 2009. The decrease in potential problem loans during the nine month period ended September 30, 2010, was due to the increase in nonperforming loans. Approximately $140 million of loans were moved to nonperforming status during the first nine months of 2010. Our credit administration, loan review, and special assets groups, as well as all of our lending personnel, continue to actively identify and remove problem credits from our portfolio. Potential problem loans at December 31, 2009, included $51.9 million of loans that we have classified as restructured-accruing.

Accruing loans past due 90 days or more at September 30, 2010, totaled $953 thousand compared to $41 thousand at December 31, 2009.

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

The portion of the allowance for credit losses related to probable but unidentified losses inherent in the loan portfolio is based on a calculated historical loss ratio, migration analysis and certain qualitative risk factors. We calculate the historical loss ratio and migration analysis for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average loans in the pool. These loan pools are divided by loan type including commercial and industrial, commercial real estate, consumer and 1-4 family residential mortgage loans. The historical loss ratios and migration analysis are updated quarterly based on actual charge-off experience. This historical loss ratio and migration analysis are then applied to the outstanding period-end loan pools.

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

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Allowance for loan losses at beginning of period	$80,983	$53,075	$74,732	$49,177
Charge-offs:
Commercial, financial, and industrial	1,034	3,895	4,689	19,378
Real estate, mortgage and construction	7,314	33,621	33,314	35,962
Consumer	285	318	752	1,109

Total charge-offs	8,633	37,834	38,755	56,449

Recoveries
Commercial, financial, and industrial	481	251	1,397	1,177
Real estate, mortgage and construction	633	23	2,299	301
Consumer	72	163	241	420

Total recoveries	1,186	437	3,937	1,898

Net charge-offs	7,447	37,397	34,818	54,551
Provision for loan losses	7,218	54,381	40,840	75,433

Allowance for loan losses at end of period	80,754	70,059	80,754	70,059

Allowance for unfunded loan commitments at beginning of period	1,502	1,102	2,852	1,654
Provision for losses on unfunded loan commitments	498	1,750	(852)	1,198

Allowance for unfunded loan commitments at end of period	2,000	2,852	2,000	2,852

Total allowance for credit losses	$82,754	$72,911	$82,754	$72,911

Period-end allowance for credit losses to period-end loans	2.88%	2.18%	2.88%	2.18%
Period-end allowance for loan losses to period-end loans	2.81%	2.09%	2.81%	2.09%
Period-end allowance for loan losses to nonperforming loans	49.31%	73.76%	49.31%	73.76%
Net charge-offs to average loans (annualized)	1.01%	4.27%	1.52%	2.01%

The allowance for loan losses at September 30, 2010, was $81.0 million and represented 2.81% of total loans. The allowance for loan losses at September 30, 2010, was 49.31% of nonperforming loans, down from 72.86% at December 31, 2009. The allowance for unfunded lending commitments was $2.0 million as of September 30, 2010, compared to $2.9 million as of December 31, 2009.

Net charge-offs were $7.4 million or 1.01% (annualized) and $34.8 million or 1.52% of average total loans for the three and nine months ended September 30, 2010, respectively, compared to $37.4 million or 4.27% (annualized) and $54.6 million or 2.01% of average total loans for the same periods in 2009, respectively. Charge-offs during the three and nine month period ended September 30, 2010, were primarily related to continued declines in commercial real estate value that collateralize our nonperforming commercial real estate portfolio. We experienced more significant declines in these values during the first quarter of 2010, resulting in net charge-offs of $21.0 million. During the second and third quarters of 2010 we began to see stabilization in collateral valuations resulting in lower net charge-offs of $6.3 million and $7.4 million, respectively. Approximately $12.6 million of charge-offs during the nine month period ended September 30, 2010, were related to hospitality loans which have experienced reductions in real estate values as the industry has gone through significant declines in occupancy rates, average daily room rates, and revenue per available room.

Charge-offs decreased $30.0 million and $19.7 million, respectively, for the three and nine month periods ended September 30, 2010, compared to the same time periods in 2009. Approximately $27 million of charge-offs recorded during the third quarter of 2009 were due to the write-down of collateral-based nonperforming loans and certain nonperforming commercial real estate loans that were transferred to held for sale. The recording of these charge-offs in the third quarter of 2009 was due to the period of time these loans had been in a nonperforming status and management’s determination that repayment of the loan was reliant on the underlying collateral. Additionally, during the three and nine month periods ended September 30, 2009, we recorded charge-offs of $2.0 million and $11.6 million, respectively, related to SemGroup, an energy customer that was in Chapter 11 bankruptcy. We recorded $9.6 million of charge-offs related to this customer during the second quarter of 2009 due to the borrower filing its plan of reorganization with the bankruptcy court which included firm estimates of each creditor’s losses as well as the remaining assets of the company. During the fourth quarter of 2009, we entered into an agreement to sell this loan. As such, we reclassified this relationship to loans held for sale at September 30, 2009, and recorded an additional provision for credit losses and related charge-off of $2.0 million to record the loan at its agreed upon sales price of $16.0 million. This sale closed in the fourth quarter of 2009.

The provision for loan losses for the three and nine month periods ended September 30, 2010 was $7.2 million and $40.8 million, respectively, as compared to $54.4 million and $75.4 million for the same periods in 2009, respectively. The decrease in the provision for loan losses of $47.2 million and $34.6 million for the three and nine month periods ended September 30, 2010, compared to the same time period in 2009 was due to significant declines in commercial real estate values during 2009, the SemGroup relationship discussed below and the previously discussed actions that we took during the third quarter of 2009 to reduce total nonperforming loans. Additionally, during the third quarter of 2009, we assessed certain estimates we use in determining the adequacy of our allowance for loan losses. We concluded that in light of the two proposed loan sale transactions discussed above, the deterioration in the real estate market, and the continuing uncertainty in the economy, it was appropriate to revise certain accounting estimates used in determining the adequacy of the allowance for loan losses to better reflect current conditions. The application of these accounting estimates resulted in the Company recording an additional $15 million in provision for credit losses in the third quarter of 2009.

During the first and third quarters of 2009, we recorded additional provision for credit losses associated with the SemGroup relationship of $5.3 million and $2.0 million, respectively to bring the total allowance for credit losses associated with SemGroup to $11.6 million. The provision recorded during the second quarter of 2009, was due to the borrower filing its plan of reorganization with the bankruptcy court which included firm estimates of each creditor’s losses as well as the remaining assets of the company. The additional provision of $2.0 million recorded during the third quarter of 2009 was to record the loan at its’ agreed upon sales price. During the third quarter of 2009, it was our intent to sell approximately $20 million in net book value commercial real estate loans out of our national SBA/commercial real estate portfolio. As a result of this anticipated sale, management determined that it was appropriate to provide $13.6 million in additional provision due to the estimated valuations of these loans. We charged-off a portion of these loans against the related allowance for credit losses and reclassified these loans as held for sale at September 30, 2009.

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of September 30, 2010 and December 31, 2009:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
September 30, 2010
+300	13.84%
+200	11.20%
+100	6.99%
Base	0.00%
-100	(8.45)%

December 31, 2009
+300	8.73%
+200	6.75%
+100	3.76%
Base	0.00%
-100	(6.36)%

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

CAPITAL AND LIQUIDITY

Capital - At September 30, 2010, shareholders’ equity totaled $627 million or 12.4% of total assets, as compared to $541 million or 11.0% of total assets at December 31, 2009. Our risk-based capital ratios together with the minimum capital amounts and ratios at September 30, 2010 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$597,088	17.9%	$267,119	8.0%
Tier 1 capital (to risk weighted assets)	508,394	15.2%	133,560	4.0%
Tier 1 capital (to average assets)	508,394	10.5%	193,060	4.0%

During 2009, we issued 8.3 million shares of our common stock through a public stock offering, which resulted in net proceeds of approximately $54.6 million, after deducting underwriting fees and estimated offering expenses.

During the first quarter of 2010, we issued 20.0 million shares of our common stock through a public stock offering, which resulted in net proceeds of approximately $86.6 million, after deducting underwriting fees and estimated offering expenses.

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

We also take into account our discussions and agreements with the Federal Deposit Insurance Corporation (“FDIC”) and our other regulators. As part of an informal agreement that Sterling Bank entered into on January 26, 2010, with the FDIC and the Texas Department of Banking, we submitted to such regulatory agencies a capital management plan that reflects Sterling Bank’s plans to maintain for the next three years minimum regulatory capital levels that are in excess of the minimum requirements to remain well-capitalized but below our regulatory capital levels at September 30, 2010. If we are unable to maintain the regulatory capital levels that we propose in our capital management plan or if we fail to adequately resolve any other matters that any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions. At September 30, 2010, we believe we are in compliance regarding the informal agreement with the regulatory agencies and the capital plan that was submitted and accepted by those agencies.

Liquidity – The objectives of our liquidity management is to maintain our ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate on an ongoing basis. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. In recent years, our liquidity needs have primarily been met by growth in deposits. In addition to deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing securities and loan portfolios. For more information regarding liquidity, please refer to our 2009 Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures – We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file, furnish or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective.

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

None.

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

STERLING BANCSHARES, INC.

Date: November 5, 2010	By:	/S/ J. DOWNEY BRIDGWATER
J. Downey Bridgwater
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2010	By:	/S/ ZACH L. WASSON
Zach L. Wasson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

11	Statement Regarding Computation of Earnings Per Share (included as Note 13) to Consolidated Financial Statements on page 21 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	As filed herewith.
**	As furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.