Form 10-K
period 2010-12-31
STERLING BANCSHARES INC
filed 2011-03-09
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-34768

STERLING BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2175590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2950 North Loop West, Suite 1200
Houston, Texas	77092
(Address of principal executive offices)	(Zip Code)

(713) 466-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes  ☐    No  ☑

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☑         Non-accelerated filer  ☐         Smaller reporting company  ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

        As of June 30, 2010, the last business day of the registrant’s most recently completed second quarter fiscal quarter, aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $488,322,655 based on the closing sale price of $4.71 on such date as reported on the National Association of Securities Dealers Automated Quotation System Global Select Market. For purposes of this calculation, affiliates are defined as all directors and executive officers.

        As of March 2, 2011, there were 102,052,295 shares of the registrant’s common stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2011 Annual Meeting of Shareholders. Such proxy statement or the information to be so incorporated will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2010.	Part III, Items 10, 11, 12, 13 and 14

STERLING BANCSHARES, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

Overview

For more than 36 years, Sterling Bancshares, Inc. and Sterling Bank have served the banking needs of small to medium-sized businesses. We provide a broad array of financial services to Texas businesses and consumers through 57 banking centers in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas.

Sterling Bancshares was incorporated under the laws of the State of Texas in 1980 and became the parent bank holding company of Sterling Bank in 1981. Sterling Bank was chartered in 1974 under the laws of the State of Texas. Our principal executive offices are located at 2950 North Loop West, Suite 1200, Houston, Texas, 77092 and our telephone number is (713) 466-8300.

At December 31, 2010, we had consolidated total assets of $5.2 billion, total loans of $2.8 billion, total deposits of $4.3 billion, and shareholders’ equity of $622 million.

Recent Developments

Comerica Merger Agreement

On January 16, 2011, the Company, Comerica Incorporated (“Comerica”) and Comerica Bayou Acquisition Corporation, a wholly owned direct subsidiary of Comerica (“Comerica Bayou”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Comerica Bayou will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Comerica, and each share of Company common stock will be converted into the right to receive 0.2365 shares of Comerica common stock (the “Merger”). Completion of the Merger is subject to (i) approval of the Merger by the shareholders of the Company, (ii) applicable regulatory approvals, including the Federal Reserve Board pursuant to Section 3 of the Bank Holding Company Act of 1956, as amended, and (iii) other customary closing conditions.

Under the Merger Agreement, the Company agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from, among other things, acquiring new or selling existing businesses, incurring new indebtedness, repurchasing Company shares, issuing new capital stock or equity awards, or entering into new material contracts or commitments outside the ordinary course of business, without the consent of Comerica.

Shareholder Litigation

Subsequent to the announcement of the proposed combination of Sterling Bancshares and Comerica and through March 8, 2011, a putative shareholder class action lawsuit relating to the Merger was filed was filed in the 11th District Court of Harris County, Texas, naming as defendants Sterling Bancshares, certain of its directors and officers, and Comerica. The plaintiff voluntarily dismissed the lawsuit on March 2, 2011.

On February 2, 2011, a purported shareholder of Sterling Bancshares filed a shareholder derivative lawsuit on behalf of Sterling in the 295th District Court of Harris County, Texas, naming as defendants Sterling Bancshares, certain of its directors and officers, and Comerica. The lawsuit challenges the fairness of the Merger, alleges that the director and officer defendants breached their fiduciary duties to Sterling Bancshares, and that Sterling Bancshares and Comerica aided and abetted those alleged breaches. The lawsuit generally seeks an injunction barring defendants from consummating the Merger, a declaratory judgment that the defendants breached their fiduciary duties to Sterling Bancshares, an accounting of all damages allegedly caused by alleged breaches of fiduciary duties, and an accounting of all profits and special benefits allegedly obtained by the defendants as a result of the alleged breaches of fiduciary duty. In addition, if the Merger is consummated, the lawsuit seeks rescission of the Merger or an award of rescissory damages.

Where to Find Additional Information

Additional information about Comerica is included in documents that it has filed with the Securities and Exchange Commission. Additional information concerning the Merger is contained in Item 1A, Risk Factors, and in the proxy statement/prospectus and registration statement filed with the Securities and Exchange Commission. SHAREHOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS AND REGISTRATION STATEMENT REGARDING THE PROPOSED MERGER WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER. These materials have been made available to the shareholders of Sterling at no expense to them. Investors and security holders may obtain the documents free of charge at the Securities and Exchange Commission’s website, http://www.sec.gov. In addition, such materials (and all other documents filed with the Securities and Exchange Commission) are available free of charge at http://www.comerica.com. You may also read and copy any reports, statements and other information filed by Sterling or Comerica with the Securities and Exchange Commission at the Securities and Exchange Commission public reference room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. Please call the Securities and Exchange Commission at (800) 732-0330 or visit the Securities and Exchange Commission’s website for further information on its public reference room. You may also obtain copies of this information by mail from the public reference section of the SEC, 100 F. Street, N.E., Washington, D.C. 20549, at prescribed rates, or from commercial document retrieval services.

Business Banking Strategy

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

We offer an extensive scope of services which include our Treasury Management, specialized lending (including energy lending) and Private Client Service groups. We offer services to other financial institutions through our Correspondent Banking group. These additional services enable the Bank to be a more comprehensive financial resource dedicated to helping small to medium-sized businesses meet their financial services needs.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual revenues of $100 million or less. Typically, our customers have financing requirements between $50 thousand and $5 million. The Bank’s lending focus allows for greater diversity and granularity in the loan portfolio, less competition from larger banks, and better pricing opportunities.

We maintain a strong community orientation by, among other things, supporting the active participation of our officers and employees in local charitable, civic, school, religious and community development activities. Each banking center may also appoint selected customers to a business development board that assists in introducing prospective customers to us and in developing or improving products and services to meet customer needs. Our lending and investing activities are funded primarily by core deposits. This stable source of funding comes to us by developing strong banking relationships with customers through our broad product offering, competitive pricing, convenience and service. Approximately 31% of our total deposits are noninterest-bearing demand deposits.

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

Acquisitions have historically been important to our growth. As of December 31, 2010, we have completed four acquisitions since 2006. We have accomplished these acquisitions without substantially altering our balance sheet in a way that would negatively impact the long-term value of our franchise.

On February 8, 2008, we completed the acquisition of ten banking centers located in the Dallas and Fort Worth, Texas, areas from First Horizon National Corp. This transaction allowed us to achieve a critical presence in Dallas, Texas and gain entry into the growing Fort Worth, Texas market.

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

For further information on these acquisitions, refer to Note 3, Acquisitions and Divestitures, in the Notes to Consolidated Financial Statements.

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

Supervision and Regulation

We operate in a highly regulated environment. We are subject to the supervision and periodic examination of state and federal banking agencies, including the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, the Federal Deposit Insurance Corporation, or the FDIC, and the Texas Department of Banking. Recent and future changes in the laws and regulations that govern our operations, corporate governance, and executive compensation, changes in the accounting principles that are applicable to us, and our potential failure to comply with the foregoing, may adversely affect us.

The laws and regulations applicable to the banking industry are primarily intended for the protection of customers, depositors and the DIF and not for the benefit of shareholders and creditors. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that our bank subsidiary can pay to our holding company, restrict the ability of institutions to guarantee our parent company’s debt.

Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, or the interpretations and guidance about these laws and regulations provided by regulators, often impose additional compliance costs, higher fees and insurance premiums and additional oversight by us or third party personnel. Further, our failure to comply with these laws and regulations, even if the failure follows a good faith effort or a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Our regulators monitor and enforce our compliance with these laws and regulations during periodic examinations and when reviewing our periodic reports or any application filed with the regulator.

A summary description of the material laws and regulations that relate to our operations is included below. These descriptions are not intended to be complete and are qualified in their entirety by reference to such statutes and regulations.

Regulatory Oversight. Sterling Bancshares and its mid-tier holding company, Sterling Bancorporation, LLC, are bank holding companies registered under the Bank Holding Company Act of 1956, as amended, or the BHCA, and are subject to supervision and regulation by the Federal Reserve Board. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and policies. In addition, Texas law authorizes the Texas Department of Banking to supervise and regulate a holding company controlling a state bank. Further, our securities are registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) and are subject to the reporting obligations pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act. We are also subject to the provisions of the Sarbanes-Oxley Act of 2002, which primarily addresses corporate governance, internal controls and disclosure matters.

Sterling Bank is a Texas-chartered banking association and its deposits are insured, up to applicable limits, by the DIF of the FDIC. Sterling Bank is subject to supervision and regulation by both the Texas Department of Banking and the FDIC, and may be subject to special restrictions, supervisory requirements and potential enforcement actions. Sterling Bank is not a member of the Federal Reserve System; however, through its regulation of the Company, the Federal Reserve Board also has supervisory authority that indirectly affects Sterling Bank. Sterling Bank is a member of the Federal Home Loan Bank of Dallas and, therefore, is subject to compliance with its requirements for such membership.

Federal and state banking agencies require Sterling Bancshares and Sterling Bank to prepare quarterly and annual reports on financial condition and to conduct an annual audit of our financial operations and affairs in compliance with minimum standards and procedures. Sterling Bank, and in some cases Sterling Bancshares and our nonbank affiliates, must undergo regular on-site examinations by the appropriate banking agency. The cost of examinations may be assessed against the examined institution as the agency deems necessary and appropriate. The FDIC has developed a requirement for insured depository institutions, such as Sterling Bank, to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report. The federal banking agencies prescribe, by regulation, standards for all insured depository institutions and holding companies regarding, among other things, the following:

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. The President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law on July 21, 2010. This legislation makes extensive changes to the laws regulating financial services firms as well as to corporate governance matters affecting public companies. It requires significant rule-making and, in addition, mandates numerous studies, which could result in additional legislative or regulatory action. Both the FDIC and the Federal Reserve, as well as other federal regulatory agencies, have begun the process of issuing the regulations called for in the Dodd-Frank Act. We continue to evaluate the impact of the statute and to monitor pending and proposed regulatory changes and have begun to evaluate the impact of new regulations on our operations.

Among other things, the legislation authorizes various assessments and fees, including changes to the manner in which FDIC premiums are assessed on depository institutions and increases to the reserve ratio maintained by the FDIC for the DIF. On February 7, 2011, the FDIC’s Board of Directors adopted a final rule pursuant to these provisions. Among other things, the final rule changes the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The Dodd-Frank Act also requires regulatory agencies to establish minimum leverage and risk-based capital requirements for insured depository institutions and their holding companies that are no less stringent than those adopted by the FDIC for purposes of Prompt Corrective Action requirements. These changes may result in a reduced ability of Sterling Bancshares to raise additional capital.

Finally, the Dodd-Frank Act requires the SEC to complete studies and develop rules or approve stock exchange rules regarding various investor protection issues, including shareholder access to the proxy process, and various matters pertaining to executive compensation and compensation committee oversight. On January 25, 2011 the SEC adopted a final rule regarding the requirement that company conduct a separate shareholder advisory vote to approve the compensation of executives as well as a vote on how often shareholder advisory votes on executive compensation will occur. The final rule also requires companies soliciting shareholder votes to approve a merger or acquisition transaction to provide disclosure of certain “golden parachute” compensation arrangements and, in certain cases, to conduct a separate shareholder advisory vote to approve these compensation arrangements. The legislation also establishes a new independent Consumer Financial Protection Bureau which will have broad rulemaking, supervisory and enforcement authority over consumer financial services and products, including mortgages, home-equity loans and credit cards. Further, states will be permitted to adopt stricter consumer protection laws and state attorney generals can enforce those laws as well as consumer protection rules issued by the Consumer Financial Protection Bureau.

The changes resulting from the Dodd-Frank Act and its associated rulemaking could impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes. We are continuing to evaluate the effects of the Dodd-Frank Act on us. We currently do not believe it will have a material impact on our financial position and results of operations.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) strengthened U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. Its impact is significant and wide-ranging and has substantially increased the Company’s anti-money laundering obligations. Examples of obligations imposed on financial institutions by the USA PATRIOT Act include: (i) requiring standards for customer identification and verification at account opening; (ii) increased cooperation with regulators and law enforcement entities in identifying parties who may be involved in terrorism or money laundering; (iii) reports and filings to Treasury’s Financial Crimes Enforcement Network for certain transactions exceeding $10,000 in value; and (iv) filing Suspicious Activity Reports if the institution believes a consumer may be violating U.S. laws and regulations. Bank regulators regularly examine institutions for compliance with these obligations and are required to consider an institution’s compliance with these obligations as part of its regulatory review of applications. Failure of a financial institution to maintain and implement adequate programs to combat these matters, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Safety and Soundness Standards. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) expanded the Federal Reserve Board’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, FIRREA increased the amount of civil monetary penalties that the Federal Reserve Board can assess for certain activities conducted on a knowing and reckless basis, if those activities cause a substantial loss to a depository institution. The penalties can be as high as $1 million per day. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed. Provisions of the Dodd-Frank Act also increased the Federal Reserve Board’s examination and supervisory authority, and specifically granting the Federal Reserve Board examination authority over each subsidiary of a bank holding company.

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

Temporary Liquidity Guarantee Program. On November 21, 2008, the FDIC adopted the final rule for the implementation of the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP had two primary components: the Debt Guarantee Program, by which the FDIC guaranteed the payment of certain newly issued senior unsecured debt, and the Transaction Account Guarantee Program (“TAGP”), by which the FDIC guaranteed in full certain noninterest-bearing transaction accounts. The Debt Guarantee Program temporarily guaranteed all newly issued senior unsecured debt up to prescribed limits issued by participating entities on or after October 13, 2008, through October 31, 2009. The Debt Guarantee Program expired and therefore we had no debt outstanding with the FDIC as of December 31, 2010. The TAGP, which expired December 31, 2010, provided full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.50% interest per annum for which the depository institution at which the account is held has committed to maintain the interest rate at or below 0.50% and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2010.

On November 9, 2010, the FDIC issued a final rule to implement the section of the Dodd-Frank Act that provides temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. The separate coverage for noninterest-bearing transaction accounts became effective December 31, 2010, and will terminate on December 31, 2012. The provision is similar to the TAGP, but defined noninterest-bearing transaction accounts as only traditional noninterest-bearing transaction accounts, therefore excluding low-interest NOW accounts. There is no separate fee assessment for this additional coverage.

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

The terms of the Merger Agreement restrict the Company from declaring or paying any dividends without the consent of Comerica while the Merger is pending; provided, that the Company may declare and pay regular quarterly cash dividends at a rate not in excess of $0.015 per share. Furthermore, the last quarterly dividend by the Company prior to completion of the Merger shall be coordinated with Comerica, so that shareholders of Sterling Bancshares do not receive dividends on both Sterling Bancshares common stock and Comerica common stock received in the Merger.

Capital Adequacy Requirements. The Federal Reserve Board monitors the capital adequacy of bank holding companies using risk-based capital adequacy guidelines to evaluate their capital adequacy. The Bank is subject to similar requirements promulgated by the FDIC and the Texas Department of Banking. Under the guidelines, issued by the state and federal banking regulators, specific categories of assets and certain off-balance sheet assets such as letters of credit are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. In addition, the guidelines define each of the capital components. Total capital is defined as the sum of core capital elements (“Tier 1”) and supplemental capital elements (“Tier 2”), with Tier 2 being limited to 100% of Tier 1. For bank holding companies, Tier 1 capital includes, with certain restrictions, common shareholders’ equity, noncumulative perpetual preferred stock and related surplus, a limited amount of cumulative perpetual preferred stock, and a limited amount of cumulative perpetual stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. Tier 2 capital includes, with certain limitations, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, term subordinated debt, and allowances for loan and lease losses, less certain required deductions. All bank holding companies are required to maintain Tier 1 capital of at least 4% of risk-weighted assets and off-balance sheet items, Total capital (the sum of Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets and off-balance sheet items and Tier 1 capital of at least 3% of adjusted quarterly average assets.

A minimum Tier 1 leverage ratio is used as an additional tool to evaluate the capital adequacy of banks and bank holding companies. Tier 1 leverage ratio is defined to be Tier 1 capital divided by its average total consolidated assets. Certain highly rated institutions may maintain a minimum leverage ratio of 3.0% Tier 1 capital to total average assets while others are required to maintain a leverage ratio of 4.0% to 5.0%. The Texas Department of Banking’s policy requires state chartered banks to maintain a leverage ratio of at least 6%. At December 31, 2010, our leverage ratio was 10.32%.

The Dodd-Frank Act requires the federal banking agencies to establish new minimum leverage and risk-based capital requirements standards for banks and bank holding companies that are no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations.

Under the increased capital standards established by the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010 by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which we have used in the past as a tool for raising additional Tier 1 capital and otherwise improving our regulatory capital ratios. Although we may continue to include our existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital ratio for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 under the CAMELS rating system in its most recent examination report and is not experiencing significant growth). A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. The Company believes that as of December 31, 2010, the Bank was “well capitalized” based on the guidelines and ratios for purposes of the FDIC’s prompt corrective action regulations. The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (i) after notice and hearing or response, that the institution is in an unsafe or unsound condition, or (ii) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination.

In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisition, branch establishment or expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

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

As part of an informal agreement that Sterling Bank entered into on January 26, 2010, with the FDIC and the Texas Department of Banking, we submitted to such regulatory agencies a capital management plan that reflected Sterling Bank’s plans to maintain for the next three years minimum regulatory capital levels that are in excess of the minimum requirements to remain well capitalized but below its regulatory capital levels at December 31, 2009. If we are unable to maintain the regulatory capital levels that we proposed in our capital management plan or if we fail to adequately resolve any other matters that any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions. We believe we are in compliance regarding the informal agreement with the regulatory agencies and the capital plan that was submitted and accepted by those agencies. For additional information on our capital management plan and certain other provisions of this agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital and Liquidity.”

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

Acquisitions by Bank Holding Companies. Under the BHCA and the Change in Bank Control Act, and regulations promulgated thereunder, Federal Reserve Board approval is necessary prior to any person or company acquiring control of a bank or bank holding company, subject to certain exceptions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities, and presumed to exist, subject to rebuttal, if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The BHCA requires a bank holding company to obtain the prior approval of the Federal Reserve Board before it acquires all or substantially all of the assets of any bank, or direct or indirect ownership or control of more than 5% of any class of voting shares of any bank.

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

The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

The Dodd-Frank Act increases limitations on transactions with insiders are expanded through the (i) strengthening on loan restrictions to insiders; and (ii) expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

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

Deposit Insurance Assessments. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC collects The Financing Corporation (“FICO”) deposit assessments on assessable deposits. FICO assessments are set quarterly, and in 2010 ranged from 1.06 basis points in the first quarter to 1.04 basis points in the fourth quarter.

In the second quarter of 2009, the FDIC levied a special assessment on all insured depository institutions totaling five basis points of each institution’s total assets less Tier 1 capital. The special assessment was part of the FDIC’s efforts to rebuild the DIF. In November 2009, the FDIC passed a final rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly assessments in December 2009 for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. This prepayment was approximately $24.0 million for the Bank and is expensed based upon the regular quarterly assessments. The December 31, 2010 prepaid assessment balance was approximately $14.0 million.

The Dodd-Frank Act signed on July 21, 2010, made permanent the current standard maximum deposit insurance amount of $250,000, from $100,000. In addition, it gave the FDIC greater discretion to manage the DIF, including where to set the Designated Reserve Ratio, or the DRR. The minimum DRR, which the FDIC is required to set each year, was raised to at least 1.35% from 1.15% to be achieved by September 30, 2020, and the Dodd-Frank Act removes the upper limit on the DRR (formerly capped at 1.50%). In setting assessments, the FDIC must offset the effect of the reserve ratio changes on insured depository institutions with total consolidated assets of less than $10 billion. Therefore assessment rates applicable to all insured depository institutions need be set only high enough to reach 1.15%; the mechanism for reaching 1.35% by the deadline will be determined separately. In addition, the act eliminated the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35% and 1.50% and also continued the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.50%, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The Federal Deposit Insurance Act (“FDI Act”) continues to require that the FDIC’s Board of Directors consider the appropriate level for the DRR annually and, if changing the DRR, engage in notice-and-comment rulemaking before the beginning of the calendar year.

In October 2010, the FDIC proposed a comprehensive, long-range plan for DIF management with the goals of maintaining a positive fund balance, even during a period of large fund losses, and steady, predictable assessment rates throughout economic and credit cycles. Based on updated income, loss and reserve ratio projections, the restoration plan foregoes the uniform three basis point assessment rate increase previously scheduled to go into effect January 1, 2011, and keeps the current rate schedule in effect. On February 7, 2011, the Board of Directors for the FDIC approved a final rule to implement the requirements of the Dodd-Frank Act. Among other things, the final rule (i) sets assessment rates at amounts necessary to offset the effect on small institutions of the requirement that the reserve ratio reach 1.35% by September 30, 2020; (ii) set the DRR at 2.0%; and (iii) modify the definition of an insured depository institution’s assessment base for calculating deposit insurance premiums.

Specifically, the final rule amends the definition of an institution’s deposit insurance assessment base consistent with the Dodd-Frank Act to average consolidated total assets minus average tangible equity (defined as average end-of-month Tier 1 capital). The Notice of Proposed Rulemaking would also make conforming changes to the unsecured debt and brokered deposit adjustments, eliminate the secured liability adjustment and create a new adjustment that would increase the assessment rate for an institution that holds long-term unsecured debt issue by another insured depository institution. The change will go into effect April 1, 2011 and will be reflected in invoices for assessments due September 30, 2011.

The final rule sets an initial base assessment rate ranging from five basis points (for a financial institutions in Risk Category I) to 35 basis points (for financial institutions in Risk Category IV). After adjustments, the proposed total base assessment rates range from 2.5 basis points for Risk Category I financial institutions) to 45 basis points (for Risk Category IV financial institutions).

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

The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau (or the Bureau) that is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws. These consumer protection laws govern the manner in which we offer many of our financial products and services. The Bureau is in the process of being formed. Regulatory and rulemaking authority over these laws is expected to be transferred to the Bureau in July 2011.

The Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau. State attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Although our subsidiaries do not currently offer many of these consumer products or services, compliance with any such new regulations would increase our cost of operations and, as a result, could limit our ability to expand into these products and services.

TARP Capital Purchase Program. On December 12, 2008, as part of the TARP Capital Purchase Program, the Company issued the U.S. Treasury Preferred Shares and a ten-year warrant, referred to as the Warrant, to purchase up to 2.6 million shares of the Company’s common stock for an aggregate purchase price of $125 million. The enactment of the American Recovery and Reinvestment Act of 2009, or the ARRA, permitted the Company, with the approval of the Secretary of the U.S. Treasury, to redeem the Preferred Shares without completing an equity offering. During the second quarter of 2009, the Company fully redeemed the Preferred Shares that it sold to the U.S. Treasury in December 2008. The Company was approved to pay the funds back without any conditions from regulators. Under the ARRA, the U.S. Treasury was to liquidate the Warrant at the current market price. The Warrant to purchase 2.6 million shares of the Company’s common stock remained outstanding with the U.S. Treasury until they were auctioned by the U.S. Treasury in June 2010. The Warrant is listed on Nasdaq under the symbol “SBIBW.”

Employees

We had 946 full time equivalent employees as of December 31, 2010. None of our employees are represented by collective bargaining agreements, and we consider our employee relations to be good. In 2010, Sterling Bank was named as one of the best places to work in Houston by the Houston Business Journal and one of Houston’s Top Workplaces by the Houston Chronicle.

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

Risks Related to Our Business

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

Furthermore, our federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs, based on judgments different than those we make. Any increase in our allowance or charge-offs as required by these regulatory agencies could have a negative effect on us.

If our nonperforming assets increase, our earnings will suffer.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonperforming assets. We reserve for probable losses, which is established through a current period charge to the provision for credit losses as well as from time to time, as appropriate, write-downs of the value of properties in our other real estate owned portfolio generally based on current appraisals and to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. If our estimates of the recorded allowance for credit losses proves to be inadequate, we will have to increase the allowance accordingly and as a result our earnings may be adversely affected.

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

We are unable to predict fluctuations of market interest rates, which are affected by the following factors, among others:

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

Goodwill is initially recorded at fair value and is not amortized but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios and limit our ability to obtain financing or raise capital in the future. A goodwill impairment charge does not adversely affect any of our regulatory capital ratios nor our tangible capital ratio.

The impact of recently enacted legislation and government programs to stabilize the financial markets and of recent legislative and regulatory initiatives cannot be predicted at this time, and it may significantly impact our financial condition, operations, capital position and ability to pursue opportunities.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and our operations. In addition, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on us, by imposing significant restrictions on our existing business or on our ability to develop any new business, limiting our ability to engage in strategic expansionary activities, requiring us to raise additional capital in the future, restricting or reducing our dividends or requiring us to dispose of certain assets and liabilities within a prescribed period of time.

With the passage of the Dodd-Frank Act, additional rulemaking and regulations will be forthcoming. These anticipated rules and regulations will significantly affect the financial services industry, including: greater powers to regulate risk across the financial system; a new Financial Services Oversight Council chaired by the U.S. Treasury Secretary; a Consumer Financial Protection Bureau; limits on the scope of federal preemption of state laws as applied to national banks; and changes in the regulatory agencies. Current regulatory initiatives may change certain capital levels that financial institutions, including changes to both the quality and quantity of qualifying regulatory capital for insured depository institutions and their holding companies, are required to maintain. For example, as a result of our periodic enterprise-wide stress testing, we may be need to raise additional capital based on projected economic conditions. The risks noted above create significant uncertainty for us and the financial services industry in general.

There can be no assurance as to the timing of any of these rules will be promulgated, and when adopted, how the final rules and regulations will impact the businesses and operations of financial institutions, including us. The new regulations could have a significant adverse impact on the financial markets generally, including the added volatility to earnings as additional limits are placed on the products and services offered and limited credit availability as financial institutions attempt to meet and exceed new capital requirements. These regulations could require us to change certain of our business practices, impose additional costs on us, limit the products that we offer, result in significant loss of revenue, limit our ability to pursue business opportunities, cause business disruptions, impact the value of our assets or otherwise adversely affect our business, results of operations or financial condition. The longterm impact of these initiatives on our business practices and revenues will depend, in part, upon our successful implementation of strategies responding to such initiatives, including strategies designed to address consumer and consumer behavior as a result of the changes, all of which are difficult to predict.

Risks Related to the Pending Merger with Comerica

Our ability to complete the Merger with Comerica is subject to the receipt of consents and approvals from government entities which may impose conditions that could adversely affect us or cause the Merger to be abandoned.

Before the Merger may be completed, we must obtain various approvals or consents from the Federal Reserve Board and various bank regulatory and other authorities. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Although Comerica and Sterling do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of Comerica following the Merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

Termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, there may be various consequences. For example, Sterling’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger, or the market price of Sterling common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed. In addition, termination of the Merger Agreement would increase the possibility of downgrades by Sterling’s credit rating agencies or adverse regulatory actions which could adversely affect Sterling’s businesses. If the Merger Agreement is terminated and Sterling’s board of directors seeks another Merger or business combination, Sterling shareholders cannot be certain that Sterling will be able to find a party willing to pay the equivalent or greater consideration than that which Comerica has agreed to pay in the Merger. In addition, if the Merger Agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by Sterling’s board of directors, Sterling may be required to reimburse Comerica’s expenses, up to a maximum of $3 million, or to pay Comerica a termination fee of $40 million.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us. These uncertainties may impair Sterling’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with Sterling to seek to change existing business relationships with Sterling. Retention of certain employees by Sterling may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with Sterling. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Sterling, Sterling’s business following the Merger could be harmed. In addition, subject to certain exceptions, Sterling has agreed to operate its business in the ordinary course prior to closing.

Combining the two companies may be more difficult, costly or time-consuming than expected.

Comerica and Sterling have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger will depend, in part, on our ability to successfully combine the businesses of Comerica and Sterling. To realize these anticipated benefits, after the completion of the Merger, Comerica expects to integrate Sterling’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. The loss of key employees could adversely affect Comerica’s ability to successfully conduct its business in the markets in which Sterling now operates, which could have an adverse effect on Comerica’s financial results and the value of its common stock. If Comerica experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any Merger of financial institutions, there also may be business disruptions that cause Sterling to lose customers or cause customers to remove their accounts from Sterling and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Sterling and Comerica during this transition period and for an undetermined period after consummation of the Merger.

Pending litigation against us, certain of our directors and executive officers, and Comerica could result in an injunction preventing completion of the Merger, the payment of damages in the event the Merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the Merger.

In connection with the Merger, purported shareholders of Sterling filed lawsuits against Sterling, certain of Sterling’s directors and executive officers, and Comerica. Among other relief, the plaintiffs seek to enjoin the Merger. One of the conditions to the closing of the Merger is that no law or order by any court or governmental or regulatory authority is in effect that prohibits the completion of the Merger. If any of the plaintiffs are successful in obtaining an injunction prohibiting the defendants from completing the Merger, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected time frame.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are located at 2950 North Loop West, Suite 1200, Houston, Texas, 77092, in space leased by the Company. We operate the following locations:

	Owned	Leased	Total
Banking centers in the Houston metropolitan area	3	28	31
Banking centers in the San Antonio area	4	9	13
Banking centers in the Dallas metropolitan area	2	11	13
Central department offices	1	3	4

Total	10	51	61

The Company has options to renew leases at most locations.

ITEM 3. Legal Proceedings

From time to time, Sterling is a party to various legal proceedings incident to its business.

On January 18, 2011, a purported shareholder of Sterling Bancshares filed a putative class action lawsuit relating to the Merger in the 11th District Court of Harris County, Texas, captioned Bailey v. Sterling Bancshares, Inc. et al., Cause No. 201103205. The plaintiff voluntarily dismissed the lawsuit on March 2, 2011.

On February 2, 2011, a purported shareholder of Sterling Bancshares filed a shareholder derivative lawsuit on behalf of Sterling Bancshares in the 295th District Court of Harris County, captioned Stockton v. Bird et al., Cause No. 201107148. The lawsuit names as defendants Sterling Bancshares, certain of its directors and officers, and Comerica. The lawsuit challenges the fairness of the Merger, alleges that the director and officer defendants breached their fiduciary duties to Sterling Bancshares, and that Sterling Bancshares and Comerica aided and abetted those alleged breaches. The lawsuit generally seeks an injunction barring defendants from consummating the Merger, a declaratory judgment that the defendants breached their fiduciary duties to Sterling Bancshares, an accounting of all damages allegedly caused by alleged breaches of fiduciary duties, and an accounting of all profits and special benefits allegedly obtained by the defendants as a result of the alleged breaches of fiduciary duty. In addition, if the Merger is consummated, the lawsuit seeks rescission of the Merger or an award of rescissory damages.

ITEM 4. Removed and Reserved

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our stock trades through the Nasdaq Global Select Market System under the symbol “SBIB.” The following table sets forth the high and low closing sales prices per share of Sterling Bancshares’ common stock and the dividends paid thereon for each quarter of the last two years. This information has been restated to reflect all stock splits occurring prior to the issuance of this report.

	Sales Price Per Share		Dividend
	High	Low

2010
First quarter	$5.60	$4.70	$0.015
Second quarter	6.24	4.71	0.015
Third quarter	5.43	4.41	0.015
Fourth quarter	7.12	5.27	0.015

	High	Low	Dividend

2009
First quarter	$7.37	$4.46	$0.055
Second quarter	7.98	6.06	0.055
Third quarter	8.55	6.07	0.055
Fourth quarter	7.32	4.55	0.015

On January 16, 2011, the Board of Directors declared a quarterly cash dividend of $0.015 per share payable on February 11, 2011, to shareholders of record on January 28, 2011. However, there can be no assurance that we will continue to pay cash dividends on our common stock in the future or the amount or frequency of any such dividend. The payment of future dividends is dependent on many factors that we regularly consider, including our future earnings, capital requirements and financial condition as well as our discussions and agreements with our banking regulators.

As of March 2, 2011, there were 102,052,295 shares of Sterling’s common stock outstanding held by 852 shareholders of record. The closing price per share of common stock on December 31, 2010, the last trading day of Sterling’s fiscal year, was $7.02. The number of beneficial shareholders is unknown.

The terms of the Merger Agreement restrict the Company from declaring or paying any dividends without the consent of Comerica while the Merger is pending; provided, that Sterling may declare and pay regular quarterly cash dividends at a rate not in excess of $0.015 per share. Furthermore, the last quarterly dividend by the Company prior to completion of the Merger shall be coordinated with Comerica, so that shareholders of Sterling Bancshares do not receive dividends on both Sterling Bancshares common stock and Comerica common stock received in the Merger.

For information on the ability of the Bank to pay dividends and make loans to Sterling Bancshares, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Interest Rate Sensitivity and Liquidity” and Note 21 to the Consolidated Financial Statements.

Recent Sales of Unregistered Securities

The Company did not issue any shares which were exempt from the registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereunder during 2010.

Issuer Repurchases of Equity Securities

On July 30, 2007, our Board of Directors amended our existing common stock repurchase program (the “Repurchase Program”) originally adopted by the Board of Directors on April 26, 2005. The aggregate number of shares originally approved by the Board of Directors for repurchase under the Repurchase Program remains unchanged at 3.8 million shares. We can repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. During the fourth quarter of 2010, there were no purchases of our equity securities registered pursuant to Section 12 of the Exchange Act. We do not plan to utilize the option to repurchase shares of common stock during 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

Please read Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under equity compensation plans.

Performance Graph

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Sterling Bancshares, Inc.	100.00	128.51	112.22	62.59	54.27	75.11
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL Bank $5B-$10B	100.00	115.72	84.29	69.91	50.11	56.81

Source: SNL Financial LC © 2010

Composite of Cumulative Total Return (1) Russell 2000, SNL Financial LC $5 Billion—$10 Billion Asset Bank Index (2)

The performance graph above compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return indices of the Russell 2000 Index and the SNL Financial LC $5 Billion—$10 Billion Asset Bank Index for the period between December 31, 2005 and December 31, 2010. The historical stock price performance for the Company’s stock shown on the graph above is not necessarily indicative of future stock performance. The information on the Company’s common stock has been adjusted to reflect the three-for-two split (effected as a stock dividend) that was implemented in 2006.

There can be no assurance the Company’s stock performance will continue into the future with the same or similar trends depicted in the graph above. The Company will not make or endorse any predictions as to future stock performance.

(1)	Assumes that the value of the investment in the Company, and each index, was $100 on December 31, 2005 and that all dividends were reinvested.
(2)	The SNL Financial LC $5 billion-to-$10 billion Asset Bank Index includes all Major Exchange (NYSE, NYSE Amex, NASDAQ) Banks in SNL’s coverage universe with $5B to $10B in Assets as of most recent financial data.

ITEM 6. Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars and shares in thousands, except for per share amounts)
Income Statement Data:
Net interest income	$168,693	$191,709	$198,084	$185,624	$171,806
Provision for credit losses	45,238	87,631	29,917	3,820	4,058
Noninterest income	33,429	35,895	41,027	36,220	31,217
Noninterest expense	159,043	163,184	153,210	139,354	131,186
Income (loss) before income taxes	(2,159)	(23,211)	55,984	78,670	67,779
Net income (loss)	704	(12,974)	38,619	52,962	45,840
Net income (loss) applicable to common shareholders	704	(22,316)	38,221	52,962	45,840

Balance Sheet Data (at period-end):
Total assets	$5,191,953	$4,937,048	$5,079,979	$4,535,909	$4,117,559
Total loans	2,755,040	3,245,051	3,793,814	3,418,284	3,132,567
Allowance for loan losses	77,141	74,732	49,177	34,446	32,027
Total securities	1,552,635	1,069,061	805,396	656,776	573,614
Total deposits	4,257,430	4,094,951	3,819,137	3,673,711	3,334,611
Other borrowed funds	112,202	97,245	408,586	197,147	220,675
Subordinated debt	78,059	77,338	78,335	48,694	46,135
Junior subordinated debt	82,734	82,734	82,734	82,734	56,959
Shareholders’ equity	621,924	540,533	643,139	480,259	409,285

Common Share Data:
Earnings (loss) per common share (1):
Basic shares	$0.01	$(0.28)	$0.52	$0.73	$0.67
Diluted shares	$0.01	$(0.28)	$0.52	$0.72	$0.66
Shares used in computing earnings (loss) per common share:
Basic shares	98,617	78,696	73,177	72,659	68,834
Diluted shares	98,827	78,696	73,488	73,126	69,533
End of period common shares outstanding	101,984	81,853	73,260	73,159	71,001
Book value per common share at period-end	$6.10	$6.60	$7.17	$6.56	$5.76
Cash dividends paid per common share	$0.060	$0.180	$0.220	$0.210	$0.186
Common stock dividend payout ratio	827.32%	N/M	41.72%	28.77%	27.99%

Selected Performance Ratios and Other Data:
Return on average common equity	0.11%	(4.01)%	7.60%	11.77%	12.66%
Return on average assets	0.01%	(0.26)%	0.80%	1.22%	1.18%
Tax equivalent net interest margin (2)	3.70%	4.22%	4.55%	4.77%	4.90%
Efficiency ratio (3)	77.93%	69.17%	63.04%	61.84%	63.79%
Full-time equivalent employees	946	1,012	1,116	1,042	1,074
Number of banking centers	57	58	59	49	45

Liquidity and Capital Ratios:
Average loans to average deposits	72.63%	88.83%	101.31%	91.93%	95.85%
Period-end shareholders’ equity to total assets	11.98%	10.95%	12.66%	10.59%	9.94%
Average shareholders’ equity to average assets	12.19%	11.92%	10.50%	10.38%	9.33%
Period-end tangible capital to total tangible assets	8.77%	7.48%	9.32%	6.79%	6.74%
Tier 1 capital to risk weighted assets	15.43%	11.61%	12.14%	9.05%	8.64%
Total capital to risk weighted assets	18.10%	14.41%	14.94%	11.10%	10.72%
Tier 1 leverage ratio (Tier 1 capital to average assets)	10.32%	8.89%	10.57%	8.59%	8.14%

Asset Quality Ratios:
Period-end allowance for credit losses to period-end loans	2.84%	2.39%	1.34%	1.03%	1.05%
Period-end allowance for loan losses to period-end loans	2.80%	2.30%	1.30%	1.01%	1.02%
Period-end allowance for loan losses to nonperforming loans	57.89%	72.86%	56.21%	170.41%	281.27%
Nonperforming loans to period-end loans	4.84%	3.16%	2.31%	0.59%	0.36%
Nonperforming assets to period-end assets	3.28%	2.42%	1.84%	0.53%	0.32%
Net charge-offs to average loans	1.48%	1.72%	0.40%	0.09%	0.20%

(1)	The calculation of diluted earnings (loss) per share excludes: 2,252,262; 1,603,428; 837,381; 550,505; and 139,025 shares for years 2010, 2009, 2008, 2007, and 2006 respectively, which were antidilutive. Options and nonvested share awards have been excluded from the computation of diluted loss per share for 2009 as the effect would have been antidilutive.

(2)	Taxable-equivalent basis assuming a 35% tax rate. The Company presents net interest income on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(3)	The efficiency ratio is calculated by dividing noninterest expense less acquisition costs, hurricane related costs, an employee severance payment, and trust preferred securities debt issuance costs by tax equivalent basis net interest income plus noninterest income less net gain (loss) on investment securities.
N/M	Not meaningful.

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

•

The actual results of the Merger with Comerica could vary materially as a result of a number of factors, including: the possibility that competing offers may be made; the possibility that various closing conditions for the transaction may not be satisfied or waived; and the possibility that the Merger Agreement may be terminated;

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

Recent Legislative and Regulatory Developments – The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry. The Dodd-Frank Act also directs the federal regulatory agencies, including the SEC, Federal Reserve and FDIC, to promulgate numerous implementing regulations to give effect to many of the changes called for in the act. The agencies have already issued a number of requests for public comment, proposed rules and final regulations to implement the requirements of the Dodd-Frank Act. Included among the provisions of the Dodd-Frank Act and the recently issued regulations that may have an impact on our operations include:

•

Deposit Insurance. The Dodd-Frank Act and implementing final rules from the FDIC make permanent the $250,000 deposit insurance limit for insured deposits and also permits full deposit insurance coverage for noninterest-bearing transaction accounts beginning on December 31, 2010. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (or the DIF) has been revised to use the institution’s average consolidated total assets less its average equity rather than its deposit base. The FDIC has issued final rules reflecting these changes, most recently on February 7, 2011 for changes to the calculation of an insured depository institution’s assessment base and increasing the designated reserve ratio for the DIF. The impact of each of these changes could result in higher deposit insurance premiums paid by our insured depository institutions.

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. The changes also restrict our ability to use hybrid securities, such as trust preferred securities, as qualifying Tier 1 capital. Although we may continue to include our existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit our ability to raise capital in the future.

•

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau (or the Bureau) tasked with establishing and implementing rules and regulations under certain federal consumer protection laws. These consumer protection laws govern the manner in which we offer many of our financial products and services. Regulatory and rulemaking authority over these laws is expected to be transferred to the Bureau in July 2011. The Dodd-Frank Act also permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau. State attorneys general are further permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Added regulations and compliance burdens will increase our costs and require the allocation of additional managerial resources.

•

Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded-companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The SEC recently adopted final rules implementing rules for the shareholder advisory vote on executive compensation and golden parachute payments.

Additional regulations called for in the Dodd-Frank Act, including regulations dealing with the risk retention requirements for, and disclosures required from, residential mortgage originators will be implemented over time. Although the Dodd-Frank Act contains some specific timelines for the Federal regulatory agencies to follow, it remains unclear whether the agencies will be able to meet these deadlines and when rules will be proposed and finalized. We continue to monitor the rulemaking process and, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements would negatively impact our results of operations and financial condition.

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

Allowance for Credit Losses. The allowance for credit losses is a valuation allowance for probable losses incurred on loans and binding commitments and consists of the allowance for loan losses and the allowance for unfunded lending commitments. It is established through charges to earnings in the form of a provision for credit losses and is reduced by net charge-offs. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses inherent in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Losses are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery.

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

Key judgments used in determining the allowance for credit losses include: (i) risk ratings for pools of loans which are stratified by loan type, (ii) market and collateral values and discount rates for individually evaluated loans; (iii) loan type classifications for consumer and commercial loans and commercial real estate loans; (iv) loss rates used for each loan type; (v) adjustments made to assess current events and conditions; (vi) considerations regarding domestic economic uncertainty, and (vii) overall credit conditions.

For purposes of computing specific loss components of the allowance, larger loans are individually evaluated for impairment and smaller loans are evaluated as a pool. We typically review all classified loans $100 thousand and greater for individual impairment. Classified loans consist of substandard, doubtful or loss loans based on probability of repayment, collateral valuation and related collectability. If an individually evaluated loan is considered impaired, a specific valuation allowance is allocated through an increase to the allowance for credit losses, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of the collateral. Impaired loans or portions thereof, are charged-off when deemed uncollectible. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The portion of the allowance for credit losses related to probable but unidentified losses inherent in the loan portfolio is based on a calculated historical loss ratio, migration analysis and certain qualitative risk factors. We calculate the historical loss ratio and migration analysis for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average loans in the pool. These loan pools are divided by loan type including commercial and industrial, commercial real estate, consumer and residential mortgage loans. The historical loss ratios and migration analysis are updated quarterly based on actual charge-off experience. This historical loss ratio and migration analysis are then applied to the outstanding period-end loan pools. For years prior to 2009, management used a twelve quarter loss period with a heavier weighting applied to the most recent four quarters. Due to the economic uncertainty during 2009 and 2010 and increased charge-offs, management revised the loss period and considered the latest five and eight quarters, respectively, to be the most relevant historical loss periods for inclusion in the general allowance.

In addition to the calculated historical loss ratio, general valuation allowances are based on general economic conditions and other qualitative risk factors. The qualitative factors include, among other things: (i) changes in lending policies and procedures; (ii) changes in national and local economic and business conditions and developments; (iii) changes in the nature and volume of the loan/lease portfolio; (iv) changes in the experience, ability and depth of lending management and staff; (v) changes in the trend or the volume and severity of past due and classified loans/leases; (vi) trends in the volume of nonaccrual loans, troubled debt restructurings, delinquencies and other loan/lease modifications; (vii) changes in the quality of the Bank’s loan review system and the degree of oversight by the Bank’s board of directors; (viii) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (ix) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current loan/lease portfolio. During 2009 and 2010, management increased these qualitative factors due to the significant and prolonged economic uncertainty.

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

For our annual impairment test performed as of September 30, 2010, the Sterling Bank reporting unit did not pass the first step of the impairment test, and therefore, we conducted the second step of the impairment testing. The second step required a comparison of the implied fair value of goodwill to the carrying amount of goodwill and was based on information that was as of September 30, 2010. Based on the results of the step two analysis, we determined that there was no impairment of goodwill at September 30, 2010. In light of the overall instability of the economy, the continued volatility in the financial markets, the downward pressure on bank stock prices and expectations of financial performance for the banking industry, including the reporting units, management’s estimates of fair value may be subject to change or adjustment. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If our market capitalization declines or remains below book value, we may update our valuation analysis to determine whether goodwill is impaired. No assurance can be given that goodwill will not be written down in future periods. On January 16, 2011, subsequent to the annual goodwill analysis, the Company entered into a Merger Agreement with Comerica. At the date of the Merger Agreement, Sterling’s common stock was valued at $10.00 per share compared to a book value of $6.10 at December 31, 2010.

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

To determine the implied fair value of goodwill, the fair value of Sterling Bank (as determined in step one) was allocated to all assets and liabilities of the reporting unit including any recognized or unrecognized intangible assets in a manner similar to a purchase price allocation. Key valuations were the fair value of the loan portfolio and debt and the assessment of core deposit and trade name intangible assets. The valuation of the loan portfolio, net of allowance for credit losses resulted in an overall discount of approximately three percent which we believe was supported by transactions occurring in the marketplace and was consistent with the “exit price” principle of fair value. The implied fair value of Sterling Bank’s goodwill exceeded its carrying value by an estimated 20% as of September 30, 2010; therefore, we determined there was no impairment of goodwill as of that date.

Results of Operations

Performance Summary. Net income applicable to common shareholders for 2010 was $704 thousand or $0.01 per diluted common share. Net loss applicable to common shareholders for 2009 was $22.3 million, or $0.28 per diluted common share which included total preferred dividends of $9.3 million or $0.12 per diluted common share related to the preferred stock issued and redeemed under the U.S. Treasury’s Troubled Assets Relief Program. Net loss before preferred stock dividends for the year ended December 31, 2009, was $13.0 million, or $0.16 per diluted common share. Net income available to common shareholders was $38.2 million, or $0.52 per diluted common share for 2008.

During 2010 our net interest margin and income continued to be negatively impacted by increased liquidity, weak loan demand and historically low interest rates. As a result, net interest income decreased $23.0 million for 2010 compared to 2009. The decrease in net interest income was more than offset by a decrease in the provision for credit losses of $42.4 million. The net loss before preferred stock dividends for 2009 was due primarily to an increase in the provision for credit losses of $57.7 million over 2008 and increased FDIC assessments of $6.3 million due in part to a one-time special FDIC insurance assessment of $2.3 million.

A banking institution’s return on average assets and return on average common equity are two commonly used industry measures of performance. Return on average assets (“ROA”) measures net income after preferred dividends in relation to average total assets and is an indicator of a company’s ability to employ its resources profitably. For 2010, our ROA was 0.01%, as compared to (0.26)% and 0.80% for 2009 and 2008, respectively.

Return on average common equity (“ROE”) measures net income after preferred dividends in relation to average common equity and is an indicator of a company’s return to its common shareholders. For 2010, our ROE was 0.11%, as compared to (4.01)%, and 7.60% for 2009 and 2008, respectively.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. From June 2006 until September of 2007, overnight interest rates remained consistent at 5.25%. Beginning in September 2007, the FOMC decreased overnight interest rates by 500 basis points to 0.25% at December 31, 2008. Rates remained at this historically low level throughout 2009 and 2010. This significant decline in interest rates has negatively impacted our net interest income and margin.

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands):

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans held for sale (1)	$9,256	$165	1.79%	$11,335	$156	1.37%	$71,050	$4,696	6.61%
Loans held for investment (1):
Taxable	2,986,519	162,643	5.45%	3,532,002	200,860	5.69%	3,583,762	236,259	6.59%
Non-taxable (2)	2,347	124	5.28%	5,089	306	6.01%	3,637	294	8.09%
Securities:
Taxable	1,191,352	37,902	3.18%	820,887	36,417	4.44%	620,506	29,660	4.78%
Non-taxable (2)	106,685	5,733	5.37%	98,278	5,262	5.35%	97,328	5,116	5.26%
Deposits in financial institutions	308,882	761	0.25%	86,673	154	0.18%	510	10	1.92%
Other interest-earning assets	2,174	7	0.33%	28,703	80	0.28%	8,642	165	1.91%

Total interest-earning assets	4,607,215	207,335	4.50%	4,582,967	243,235	5.31%	4,385,435	276,200	6.30%

Noninterest-earning assets:
Cash and due from banks	76,421			57,556			101,711
Premises and equipment, net	48,458			49,763			40,297
Other assets	394,794			370,902			364,306
Allowance for loan losses	(78,965)			(56,257)			(38,377)

Total noninterest-earning assets	440,708			421,964			467,937

Total assets	$5,047,923			$5,004,931			$4,853,372

Interest-bearing liabilities:
Deposits:
Demand and savings	$2,023,670	$15,272	0.75%	$1,757,305	$16,024	0.91%	$1,416,594	$17,285	1.22%
Certificates and other time	888,939	11,662	1.31%	1,105,055	24,051	2.18%	1,107,735	37,443	3.38%
Other borrowed funds	103,419	2,781	2.69%	207,766	1,897	0.91%	542,413	11,607	2.14%
Subordinated debt	78,139	2,853	3.65%	77,643	3,325	4.28%	62,128	4,474	7.20%
Junior subordinated debt	82,734	4,182	5.05%	82,734	4,486	5.42%	82,734	5,731	6.93%

Total interest-bearing liabilities	3,176,901	36,750	1.16%	3,230,503	49,783	1.54%	3,211,604	76,540	2.38%

Noninterest-bearing sources:
Demand deposits	1,215,327			1,132,469			1,086,727
Other liabilities	40,569			45,530			45,396

Total noninterest-bearing liabilities	1,255,896			1,177,999			1,132,123
Shareholders’ equity	615,126			596,429			509,645

Total liabilities and shareholders’ equity	$5,047,923			$5,004,931			$4,853,372

Tax equivalent net interest income and margin (2) (3)		170,585	3.70%		193,452	4.22%		199,660	4.55%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		40			97			92
Securities		1,852			1,646			1,484

Total tax equivalent adjustment		1,892			1,743			1,576

Net interest income		$168,693			$191,709			$198,084

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent basis assuming a 35% tax rate. Net interest income is presented on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

The following table shows the portions of the net change in tax equivalent interest income and expense due to changes in volume or rate. The changes in tax equivalent interest income due to both rate and volume in the analysis have been allocated proportionately to the volume or rate changes (in thousands):

	2010 vs. 2009 Increase (Decrease) Due to Changes in:			2009 vs. 2008 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$(32)	$41	$9	$(2,343)	$(2,197)	$(4,540)
Loans held for investment:
Taxable	(29,989)	(8,228)	(38,217)	(3,306)	(32,093)	(35,399)
Non-taxable (1)	(147)	(35)	(182)	121	(109)	12
Securities:
Taxable	13,576	(12,091)	1,485	9,009	(2,252)	6,757
Non-taxable (1)	544	(73)	471	(251)	397	146
Deposits in financial institutions	526	81	607	160	(16)	144
Other interest-earning assets	(122)	49	(73)	116	(201)	(85)

Total tax equivalent interest income	(15,644)	(20,256)	(35,900)	3,506	(36,471)	(32,965)

Interest-bearing liabilities:
Deposits:
Demand and savings	2,233	(2,985)	(752)	3,680	(4,941)	(1,261)
Certificates and other time	(3,753)	(8,636)	(12,389)	(735)	(12,657)	(13,392)
Other borrowed funds	(1,333)	2,217	884	(5,047)	(4,663)	(9,710)
Subordinated debt	21	(493)	(472)	953	(2,102)	(1,149)
Junior subordinated debt	0	(304)	(304)	1	(1,246)	(1,245)

Total interest expense	(2,832)	(10,201)	(13,033)	(1,148)	(25,609)	(26,757)

Tax equivalent net interest income (1)	$(12,812)	$(10,055)	$(22,867)	$4,654	$(10,862)	$(6,208)

(1)	Taxable-equivalent basis assuming a 35% tax rate. Net interest income is presented on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.

Tax equivalent net interest income decreased $22.9 million or 11.8% for 2010 compared to 2009, and $6.2 million or 3.1% for 2009 compared to 2008. Our tax equivalent net interest margin was 3.70% for 2010 compared to 4.22% for 2009 and 4.55% for 2008. The decline in both net interest income and margin for 2010 and 2009 was due to the decline in interest rates that began in late 2007, a decline in average loans as a percentage of interest-earning assets, an increase in nonperforming assets, lower interest income from interest rate hedges, and increased liquidity. Changes in the mix of interest-earning assets and liabilities influence our net interest income and margin. During 2008 and 2009 we had a larger percentage of interest-earning assets invested in higher-yielding loans as compared to 2010. Beginning in 2009 and throughout 2010 we increased securities as a percentage of interest-earning assets to further diversify our interest-earning asset portfolio and utilize excess liquidity. We made this decision in part to support our interest income stream in light of the economic conditions having a negative impact on interest earnings from our loan portfolio. Average loans as a percentage of average interest-earning assets decreased from 83% in 2008 to 77% in 2009 and 65% in 2010, while average securities increased from 16% in 2008 to 20% in 2009 and 28% in 2010.

Total tax equivalent interest income decreased $35.9 million or 14.8% for 2010 compared to 2009 and $33.0 million or 11.9% for 2009 compared to 2008 due to a decrease in interest income on loans. The decrease in interest income on loans was due to a decline in average loans and a decrease in yield earned. On average, loans decreased $550 million or 15.5% for 2010 compared to 2009, and $110 million or 3.0% for 2009 compared to 2008. The average yield earned on the loan portfolio was 5.43%, 5.67% and 6.59% for 2010, 2009, and 2008, respectively. The decrease in yield earned was due to a combination of the decline in market interest rates discussed above, an increase in nonperforming loans, and a decrease in interest income from interest rate hedges. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income. Nonaccrual loans increased $30.7 million to $133 million at December 31, 2010, compared to $103 million at December 31, 2009, and increased $15.1 million compared to $87.5 million at December 31, 2008. Interest forgone on nonaccrual loans was $9.1 million, $5.3 million, and $3.6 million for 2010, 2009, and 2008, respectively. Interest income and loan yield were also impacted by a decrease in interest income from interest rate hedges. Interest income from the interest rate hedges was $5.3 million, $13.3 million and $10.3 million for 2010, 2009 and 2008, respectively. During the third quarter of 2009 our interest rate floor matured. As of August 1, 2010, the remaining gain associated with our interest rate collar was fully amortized into interest income. At December 31, 2010, we did not have any outstanding interest rate hedges associated with our loan portfolio.

Tax equivalent interest income on securities increased $2.0 million for 2010 compared to 2009 and $6.9 million for 2009 compared to 2008, due to an increase in the average securities portfolio. Average securities increased $379 million for 2010 compared to 2009 and $201 million for 2009 compared to 2008. Tax equivalent yield earned on securities decreased 117 basis points for 2010 compared to 2009 and 31 basis points for 2009 compared to 2008. During 2010 and 2009, we increased our securities as a percentage of interest-earning assets.

Net interest income and margin were also adversely impacted by an increase in the use of lower yielding interest-earning cash during 2010 and 2009. Average interest-earning cash deposits in other financial institutions increased $222 million for 2010 compared to 2009, and $86.2 million for 2009 compared to 2008. The average yield on these deposits was 0.25% for 2010, 0.18% for 2009, and 1.92% for 2008.

Total interest expense decreased $13.0 million for 2010 compared to 2009, and $26.8 million for 2009 compared to 2008 due primarily to a decline in interest rates paid and the utilization of lower cost interest-bearing demand and savings deposits. The average rate paid on interest-bearing liabilities was 1.16% for 2010 compared to 1.54% for 2009 and 2.38% in 2008.

Interest expense on interest-bearing deposits decreased $13.1 million for 2010 compared to 2009 and $14.7 million for 2009 compared to 2008 due primarily to a decrease in rates paid. Additionally, beginning in 2009 we allowed some of our higher cost certificate and other time deposits to mature and be replaced with lower cost interest-bearing demand deposits. On average, certificate and other time deposits decreased $216 million for 2010 compared to 2009, and $2.7 million for 2009 compared to 2008. The average rate paid on certificate and other time deposits was 1.31% for 2010 compared to 2.18% in 2009, and 3.38% in 2008. The decline in average certificate and other time deposits was offset by an increase in average interest-bearing demand deposits of $266 million for 2010 compared to 2009. The rate paid on interest-bearing demand deposits was 0.75%, 0.91% and 1.22% for 2010, 2009, and 2008, respectively.

Average other borrowed funds decreased $104 million for 2010 compared to 2009, and $335 million for 2009 compared to 2008. The average rate paid on other borrowed funds was 2.69% for 2010, up from 0.91% during 2009 and 2.14% in 2008. The increase in rate paid on other borrowings during 2010 was due in part to $50 million of our structured repurchase agreements becoming fixed at an average rate of 3.69% during the first quarter of 2010. These borrowings had a zero percent rate as of December 31, 2009. The decrease in the rate paid on other borrowings for 2009 compared to 2008 was due to the decrease in market interest rates during 2008.

Provision for Credit Losses. The provision for credit losses is determined by management as the amount to be added to the allowance for credit losses to bring the allowance to a level which, in management’s estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for credit losses for 2010 was $45.2 million as compared to $87.6 million for 2009 and $29.9 million for 2008. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income. Noninterest income consisted of the following (in thousands):

	2010	2009	2008
Customer service fees	$14,376	$15,431	$15,771
Other-than-temporary impairment loss on securities	(136)	(14)	(722)
Net gain (loss) on sale of securities	80	(1,792)	478
Wealth management fees	7,930	7,953	8,984
Net gain (loss) on loans	(2,162)	(1,160)	200
Bank owned life insurance	3,590	3,585	3,664
Debit card income	2,633	2,351	2,479
Federal Home Loan Bank stock dividends	21	47	480
Other	7,097	9,494	9,693

Total	$33,429	$35,895	$41,027

Total noninterest income decreased $2.5 million or 6.9% for 2010 compared to 2009 and $5.1 million or 12.5% for 2009 compared to 2008. Details of the changes in the various components of noninterest income are discussed below:

We recorded a $136 thousand credit-related other-than-temporary impairment loss (“OTTI”) on two held-to-maturity debt securities during the fourth quarter of 2010, based on their cash flow analyses. These securities are backed by hybrid adjustable-rate residential mortgage loans. As of the date of OTTI, both of these securities were rated investment grade. We did not intend to sell these securities, and it was not more likely than not that we would be required to sell the investments before recovery of their remaining amortized cost bases as of the date of OTTI. Therefore, for 2010, the amount of the credit-related OTTI of $136 thousand, was recognized in earnings and the amount of the noncredit-related impairment of $461 thousand, was recognized in other comprehensive income as of December 31, 2010.

We recorded a $14 thousand credit-related OTTI on a held-to-maturity debt security during the second quarter of 2009, based on its cash flow analysis. This security was issued in 2007 and was backed by hybrid adjustable-rate residential mortgage loans. At June 30, 2009, this security was an investment grade security. As of the date of OTTI, we did not intend to sell the security, and it was not more likely than not that we would be required to sell the investment before recovery of its remaining amortized cost basis. Therefore, for 2009, the amount of the credit-related OTTI of $14 thousand, was recognized in earnings and the amount of the noncredit-related impairment of $2.7 million, was recognized in other comprehensive income as of June 30, 2009.

We recorded an OTTI loss of $722 thousand during 2008 on certain interest-only securities. These securities were tied to underlying government guaranteed loans and were subject to prepayment and interest rate fluctuations. Given the length of time these securities had been in an unrealized loss position, current prepayment factors for the underlying loan and management’s inability to determine when a full recovery of the value may occur, management considered these securities to be other than temporarily impaired. We sold these interest-only securities during the second quarter of 2010.

Net losses on the sale of securities for 2009 of $1.8 million were due to realized losses of $7.1 million recorded on the sale of certain private-label CMO’s. During the fourth quarter of 2009, we sold five private-label CMO’s that were classified as held-to-maturity. The decision to sell these securities in 2009 was due to the significant credit downgrading of the securities which caused these securities to be classified as “substandard” assets by management. Throughout 2009 we monitored these securities noting a significant decline in the credit ratings in under a year. In addition, the underlying performance of these securities had continued to deteriorate as delinquencies continued to increase. Given these credit downgrades, the current economic uncertainty along with the increasing levels of delinquencies being reported for all residential mortgage loans, we believed there was additional risk associated with holding these securities until maturity. These securities had a carrying value of $24.1 million at the time of sale. These losses were partially offset by realized gains of $5.3 million on the sale of available-for-sale investments with a cost basis of $96.0 million which were sold as part of our ongoing portfolio management.

Wealth management fees were $7.9 million for 2010, down slightly from 2009 and decreased $1.0 million for 2009 compared to 2008. The decrease during 2009 was due primarily to a decline in investment management fees which are assessed based on the market value of managed assets. Our wealth management group provides customized solutions for high net worth customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services, as well as investment advisory and pension administration/consulting services.

Net losses on loans in 2010 were due to lower of cost or market adjustments of $3.1 million on certain nonperforming commercial real estate loans held for sale. Net losses on loans for 2009 of $1.2 million were due primarily to realized losses on the sale of certain nonperforming commercial real estate loans. During the fourth quarter of 2009, we sold $8.4 million of substandard and nonperforming commercial real estate loans resulting in a loss of $1.4 million. We recorded a lower of cost or market adjustment of $251 thousand during 2009 related to these loans. These losses were offset by approximately $1.0 million of gains in 2010 and $500 thousand in 2009 from the sale of residential mortgage loans originated by us.

Other noninterest income decreased $2.4 million for 2010 compared to 2009, and $199 thousand for 2009 compared to 2008. During 2009, we recorded $2.1 million of gains as a result of cash flow hedge ineffectiveness. The decrease in noninterest income for 2009 compared to 2008 was due to due primarily to a decrease in other lending fees of approximately $2.0 million which was offset by the hedge ineffectiveness gain recorded in 2009.

Noninterest Expense. The following table shows the detail of noninterest expense (in thousands):

	2010	2009	2008
Salaries and employee benefits	$81,611	$86,930	$85,253
Occupancy	23,148	23,826	21,782
Technology	9,192	9,850	9,794
Professional fees	7,049	4,702	4,707
Postage, delivery and supplies	2,694	2,866	3,672
Marketing	954	1,930	2,545
Core deposits and other intangibles amortization	2,150	2,247	2,328
Acquisition costs	0	1,134	562
FDIC insurance assessments	10,130	8,830	2,525
Net losses (gains) and carrying costs of other realestate owned and foreclosed property	2,581	3,085	40
Other	19,534	17,784	20,002

Total	$159,043	$163,184	$153,210

Total noninterest expense for 2010 decreased $4.1 million compared to 2009, and increased $10.0 million for 2009 compared to 2008. Details of the changes in various components of noninterest expense are discussed below:

Salaries and employee benefits decreased $5.3 million for 2010 compared to 2009. During 2010 and 2009, we recorded severance charges of approximately $1.0 million and $2.1 million, respectively, as part of our ongoing company-wide expense reduction initiative. As a result of these expense reduction initiatives, salary expense, excluding severance, decreased $3.1 million for 2010 compared to 2009. Additionally, incentive compensation decreased $1.3 million for 2010 compared to 2009 due primarily to not attaining certain production goals. Salaries and employee benefits increased $1.7 million for 2009 compared to 2008. This increase was primarily due to severance charges of $2.1 million recorded during the second quarter of 2009 as part of our ongoing company-wide expense reduction initiative. Additional increases in 2009 were due to a decrease in cost deferrals related to lending activities and increases in employee benefits, including deferred compensation and additional employer matches due to changes in our 401(k) Plan. This increase was partially offset by the reversal of $1.7 million of stock-based compensation expense related to certain performance based stock awards that were not expected to be fully earned as our performance fell below the threshold performance metrics specified in the respective stock awards.

Occupancy expense was $23.1 million for 2010, down slightly from 2009. Occupancy expense increased $2.0 million for 2009 compared to 2008. The increase in 2009 was due primarily to the consolidation of our central and corporate offices into one central location in Houston. In addition, during 2009 we opened two new banking centers in Houston.

Technology expense decreased $658 thousand for 2010 compared to 2009 and increased $56 thousand for 2009 compared to 2008. The decrease in 2010 was due primarily to a decrease in depreciation on hardware and software from various system upgrades that were completed in prior years.

Professional fees increased $2.3 million or 49.9% for 2010 compared to 2009. This increase was due in part to an increase in consulting fees associated with a review of our personnel, policies and procedures. The remaining increase was due to elevated legal fees resulting from the Merger Agreement announced on January 18, 2011, additional fees associated with certain proxy matters and elevated nonperforming assets.

During 2009 we recorded $1.1 million of acquisition-related expenses in connection with the First Bank branch acquisition that was expected to close during the fourth quarter of 2009. During the fourth quarter of 2009, we announced the termination of the purchase and assumption agreement entered into by Sterling Bank with First Bank on August 7, 2009, without penalty to either party. This was a mutual decision after it was determined that the transaction could not be completed by December 31, 2009, as contemplated by the agreement. Beginning in 2009, acquisition-related costs are expensed as incurred and include all acquirer expenses including investment banking, legal, accounting, valuation, and other professional or consulting services fees. Under the accounting guidance in effect prior to 2009, these costs were allocated to the assets acquired and liabilities assumed. We recorded $562 thousand in acquisition-related expenses for 2008. Acquisition expenses for 2008 included retention bonuses and data processing costs related to the conversion of computer systems.

FDIC insurance premiums increased $1.3 million for 2010 compared to 2009, and $6.3 million for 2009 compared to 2008 due to increased FDIC assessment rates and average deposits. Additionally, we recorded a special FDIC assessment of $2.3 million during the second quarter of 2009 as the FDIC levied a special assessment to all insured depository institutions totaling five basis points of each institution’s total assets less Tier 1 capital. The special assessment was part of the FDIC’s efforts to rebuild the DIF. In September 2009, the FDIC passed a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly assessments in December 2009 for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. This prepayment was approximately $23.9 million and is being expensed based on the regular quarterly assessments.

Net losses (gains) and carrying costs of other real estate owned and foreclosed property was $2.6 million for 2010, $3.1 million for 2009 and $40 thousand for 2008. Other real estate owned and foreclosed property expenses during 2010 were due primarily to carrying costs associated with increased real estate foreclosures. During 2009 we recorded net losses of $2.3 million on other real estate owned due to weaker economic conditions that resulted in declines in property values.

Other noninterest expense was $19.5 million for 2010, up $1.8 million compared to 2009. This increase was due in part to an increase in appraisal fees of $1.2 resulting from appraisals associated with nonperforming loans. Other noninterest expense was $17.8 million for 2009, down $2.2 million from 2008. This decrease can be attributed to our ongoing company-wide expense reduction plan as we identified additional ways to reduce expenses in areas within the bank, which included consolidating certain banking centers, cutting vendor costs, and eliminating unnecessary service agreements. These actions were all part of building and maintaining a long-term sustainable cost discipline throughout the entire organization.

Income Taxes. We recorded a tax benefit of $2.9 million and $10.2 million from federal and state income taxes during 2010 and 2009, respectively. We provided $17.4 million for federal and state income taxes for 2008. The effective tax benefit rate for 2010 and 2009 was approximately 133% and 44%, respectively, reflecting a tax benefit resulting from a net loss and the proportion of nontaxable income relative to total income. The effective tax rate for 2008 was approximately 31%. During 2010 and 2008, we revised our estimate to remove contingent liabilities totaling $290 thousand and $619 thousand, respectively, related to the expiration of previous tax contingencies. These reductions resulted in lower effective tax rates during these periods. The effective tax rates differed from the U.S. statutory rate of 35% primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Financial Condition

At December 31, 2010, total assets were $5.2 billion, an increase of $255 million, or 5.2%, from December 31, 2009. This increase in total assets was primarily attributable to total deposit growth of $162 million which, combined with principal reductions of $490 million in loans, funded an increase in the securities portfolio of $484 million and an increase in cash and cash equivalents of $257 million.

Average total assets in 2010 increased $43 million, from 2009 primarily due to a $379 million increase in average securities and a $222 million increase in deposits in financial institutions. The increase in average securities and deposits in financial institutions during 2010 was offset by a decrease in average loans of $550 million.

At December 31, 2010, total liabilities were $4.6 billion, an increase of $174 million from December 31, 2009. The increase in total liabilities was attributable to the $162 million increase in total deposits from December 31, 2009.

Average total liabilities for 2010 increased $24.3 million compared to 2009. The increase in average total liabilities was attributable to an increase in average deposits.

Loans Held for Investment. The following table summarizes our loan portfolio by type, excluding loans held for sale, as of December 31 (dollars in thousands):

	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and industrial	$617,528	22.4%	$795,789	24.6%	$1,093,942	28.8%	$912,604	27.3%	$824,494	26.8%
Real estate:
Commercial	1,511,744	55.0%	1,667,038	51.6%	1,763,712	46.5%	1,387,014	41.5%	1,336,465	43.4%
Construction	220,076	8.0%	360,444	11.1%	545,303	14.4%	714,600	21.4%	597,985	19.4%
Residential	353,519	12.8%	344,807	10.7%	309,622	8.2%	226,033	6.8%	209,163	6.8%
Consumer/other	42,477	1.5%	52,124	1.6%	63,883	1.7%	75,626	2.3%	79,642	2.6%
Foreign loans	7,005	0.3%	13,071	0.4%	15,828	0.4%	23,960	0.7%	30,096	1.0%

Total	$2,752,349	100.0%	$3,233,273	100.0%	$3,792,290	100.0%	$3,339,837	100.0%	$3,077,845	100.0%

At December 31, 2010, loans held for investment were $2.8 billion, a decrease of $481 million or 14.9% over loans held for investment at December 31, 2009. At December 31, 2009, loans held for investment were $3.2 billion, a decrease of $559 million or 14.7% over loans held for investment at December 31, 2008. The decline in loans during both 2010 and 2009 was due, in part, to principal reductions in commercial and industrial loans including our energy lending portfolio, and declines in construction and development and commercial real estate loans. Our energy lending portfolio decreased $98.0 million or 37.5% to $164 million at December 31, 2010, compared to December 31, 2009, and decreased $181 million or 40.8% for 2009 compared to 2008. The remaining decrease in commercial and industrial loans was the result of customers reducing their inventory positions and paying down on lines-of-credit. Commercial real estate and construction and development loans decreased $155 million and $140 million, respectively, for 2010 compared to 2009 and $96.7 million and $185 million, respectively, for 2009 compared to 2008. These decreases were due to our decision to reduce our exposure to these loan categories, and slowing demand resulting from customer decisions to reduce new projects.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual revenues of $100 million or less. Typically, our customers have financing requirements between $50 thousand and $5 million. The Bank’s legal lending limit was $117 million at December 31, 2010, and was not exceeded by any single loan relationship. At December 31, 2010, commercial real estate loans and commercial and industrial loans were 55.0% and 22.4%, respectively, of loans held for investment. At December 31, 2009, commercial real estate loans and commercial and industrial loans were 51.6% and 24.6%, respectively, of loans held for investment.

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

We also make loans to finance the construction of residential and nonresidential properties, such as retail shopping centers and commercial office buildings. Generally, construction loans are secured by first liens on real estate. We conduct periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in our construction lending activities. Construction and development loans were $220 million at December 31, 2010, a decrease of $140 million since December 31, 2009. This decrease was due to lower customer demand and our efforts to reduce our exposure to those types of loans in the current environment.

The following table summarizes our commercial, construction and multifamily residential real estate loan portfolios, excluding foreign loans, by the type of property securing the credit at December 31, 2010 (dollars in thousands). Multifamily residential real estate is included in the residential mortgage real estate loan category.

Property type:
Office and office warehouse	$364,304	20.4%
Retail	330,440	18.5%
Hospitality	281,469	15.8%
Acquisition and land development	172,527	9.7%
Industrial warehouse	77,976	4.4%
Multifamily residential	68,772	3.9%
1-4 family	34,040	1.9%
Other	454,760	25.4%

Total	$1,784,288	100.0%

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other business relationships with us.

The following table presents loan maturities of the total loan portfolio excluding residential mortgage and consumer loans at December 31, 2010 (in thousands). The table also presents the portion of loans that have fixed interest rates or variable interest rates that reprice at various intervals over the life of the loan.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$417,659	$178,812	$21,057	$617,528
Real estate—commercial	261,428	702,827	547,489	1,511,744
Real estate—construction	101,015	91,591	27,470	220,076
Foreign loans	3,288	640	2,134	6,062

Total loans	$783,390	$973,870	$598,150	$2,355,410

Loans with a fixed interest rate	$219,529	$629,266	$167,602	$1,016,397
Loans with a floating interest rate	563,861	344,604	430,548	1,339,013

Total loans	$783,390	$973,870	$598,150	$2,355,410

Our largest industry concentrations are in our hospitality and energy portfolios. At December 31, 2010, our hospitality portfolio totaled $281 million which represented approximately 10% of total loans held for investment compared to $303 million or 9.3% of total loans held for investment at December 31, 2009. The hospitality industry is a several billion dollar industry that primarily depends on the availability of leisure time and disposable income as well as business activity. The majority of the portfolio consists of mid-priced hotels and motels, most of which are nationally flagged properties in major Metropolitan Statistical Areas. There are no resort-type or luxury properties included within this portfolio. In underwriting these property types, appraisals provide valuation for lending purposes of land and buildings only. There were no new loans added to the portfolio during 2010 or 2009. We saw deterioration in this portfolio during 2009 and continuing into 2010 as $35.5 million of loans at December 31, 2010, were nonperforming, up from $20.2 million at December 31, 2009. Over the last 18 months the industry has experienced significant declines in occupancy rates, average daily room rates, and revenue per available room. Approximately $70 million of our hospitality loans, at December 31, 2010, are located outside of Texas and were originated through our Capital Markets and SBA groups which are discussed in further detail below.

Our Capital Markets and SBA group originated, co-originated or purchased first-lien, commercial real estate mortgage loans referred by other financial institutions nationwide. At December 31, 2010 and 2009, this loan portfolio consists of $295 million and $359 million, respectively, in commercial real estate with collateral outside of Texas, of which $86.4 million and $111 million, respectively, was in California. At December 31, 2010, the loans originated by our Capital Markets and SBA group represented approximately 10.7% of total loans. The average-sized loan within this portfolio is $1.0 million with the largest loan being approximately $4.0 million. Over half of these loans are secured by owner-occupied facilities. These loans generally have low loan-to-value ratios (below 60%) and approximately 50% of these loans have a U.S. Small Business Administration second lien behind our first lien. The loans without SBA second liens were underwritten with similar collateral and equity requirements. We utilize real estate appraisers familiar with the geographic region in which the property is located in to evaluate all loans. These appraisals are reviewed by a third-party appraisal review vendor for accuracy and compliance with our underwriting standards and banking regulations. We have not originated these types of loans since early 2008 as market conditions began to change. We saw deterioration in this portfolio during 2009 and continuing into 2010 as $46.5 million of loans at December 31, 2010, and $33.1 million of loans at December 31, 2009 were nonperforming. At December 31, 2009, $9.9 million of these nonperforming loans were classified as held for sale. As a result of this deterioration, we charged-off approximately $15.0 million and $18.0 million, respectively, against the allowance for credit losses associated with this loan portfolio during 2010 and 2009.

The following table summarizes our out-of-state capital markets and SBA commercial real estate loan portfolio by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total capital markets and SBA commercial real estate loans as of December 31, 2010 (dollars in thousands):

Property type:
Hospitality	$69,438	23.5%
Office and office warehouse	64,010	21.7%
Retail	61,233	20.8%
Industrial warehouse	20,792	7.0%
Multifamily residential	4,750	1.6%
Other	74,875	25.4%

Total	$295,098	100.0%

At December 31, 2010, our energy lending portfolio totaled $164 million which represents approximately 5.9% of total loans held for investment down from $262 million or 8.1% of total loans held for investment at December 31, 2009. The petroleum industry is usually divided into three major components: upstream, midstream and downstream. The upstream oil sector is a term commonly used to refer to the searching for and the recovery and production of crude oil and natural gas. The upstream oil sector is also known as the exploration and production sector. The composition of the collateral of our upstream energy portfolio, at December 31, 2010, consists of 55% gas reserves and 45% oil reserves. These reserve-based loans represent approximately 90% of our energy portfolio. Our remaining energy portfolio consists of well-secured loans to companies that would be classified as midstream energy companies. A midstream energy company is a company that processes and transports crude oil and natural gas. The energy lending group participates in shared national credits which are defined by banking regulators as credits of more than $20.0 million and with three or more non-affiliated banks as participants. The energy lending group is the only group that consistently participates in shared national credits.

As of December 31, 2010, there were no other concentrations of loans to any one type of industry exceeding 10% of total loans, nor were there any loans classified as highly leveraged transactions.

At December 31, 2010, loans held for investment were 64.6% of deposits and 53.0% of total assets. Loans held for investment were 79.0% of deposits and 65.5% of total assets at December 31, 2009.

Loans Held for Sale. Loans held for sale totaled $2.7 million at December 31, 2010, as compared with $11.8 million at December 31, 2009. Loans held for sale at December 31, 2010, consisted of residential mortgage loans originated by our mortgage lending group. Loans held for sale at December 31, 2009, consisted of $10.8 million commercial real estate and $1.0 million of residential mortgage loans. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and we have the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value.

During the third quarter of 2009, management transferred $20.9 million in net book value commercial real estate loans from our national SBA/commercial real estate portfolio to held for sale. Management charged-off a portion of these loans against the related allowance for credit losses upon reclassification. We sold $8.4 million of the loans in the fourth quarter of 2009 resulting in a net loss of $1.4 million. Of the remaining $10.8 million commercial real estate loans classified as held for sale as of December 31, 2009, $9.9 million were considered nonperforming loans. In addition, during the third quarter of 2009, we also transferred a $16.0 million energy relationship to held for sale as management had entered into a definitive agreement to sell these loans. For additional information, refer to the allowance for credit losses section below regarding the details of this sale during the fourth quarter of 2009.

Securities. The carrying amount of securities we held at December 31 is shown below (dollars in thousands):

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$59,714	4.6%	$56,487	6.7%	$1,774	0.3%
Obligations of states of the U.S. and political subdivisions	1,100	0.1%	1,270	0.2%	1,358	0.2%
Mortgage-backed securities and collateralized mortgage obligations	1,214,223	94.3%	774,012	91.4%	616,028	97.3%
Other securities	12,518	1.0%	14,447	1.7%	14,197	2.2%

Total	$1,287,555	100.0%	$846,216	100.0%	$633,357	100.0%

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$112,919	42.6%	$101,091	45.4%	$95,910	55.7%
Mortgage-backed securities and collateralized mortgage obligations	152,161	57.4%	121,754	54.6%	76,129	44.3%

Total	$265,080	100.0%	$222,845	100.0%	$172,039	100.0%

At December 31, 2010, securities totaled $1.6 billion, an increase of $483 million, or 45.2%, from $1.1 billion at December 31, 2009. We increased securities as a percentage of interest-earning assets to further diversify our interest-earning asset portfolio and further utilize excess liquidity. We made this decision in part to support our interest income stream in light of the economic conditions having a negative impact on our interest earnings from our loan portfolio. These securities represented 29.9% and 21.7% of total assets as of December 31, 2010 and 2009, respectively.

Net unrealized gains on the available-for-sale securities were $13.9 million at December 31, 2010 as compared to $12.3 million at December 31, 2009.

The carrying amount of securities at December 31, 2010, by contractual maturity is shown below (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due After Five Years through Ten Years		Due After Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$35,176	3.29%	$24,538	2.10%	$0	0.00%	$0	0.00%	$59,714
Obligations of states of the U.S. and political subdivisions	745	4.53%	355	3.91%	0	0.00%	0	0.00%	1,100
Mortgage-backed securities and collateralized mortgage obligations	48,128	2.91%	968,947	2.93%	145,485	2.76%	51,663	2.94%	1,214,223
Other securities	12,518	5.37%	0	0.00%	0	0.00%	0	0.00%	12,518

Total	$96,567	3.38%	$993,840	2.91%	$145,485	2.76%	$51,663	2.94%	$1,287,555

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$10,077	3.44%	$45,153	3.68%	$48,737	3.67%	$8,952	4.08%	$112,919
Mortgage-backed securities and collateralized mortgage obligations	1,148	2.82%	132,876	3.01%	13,359	2.84%	4,778	4.55%	152,161

Total	$11,225	3.38%	$178,029	3.18%	$62,096	3.49%	$13,730	4.24%	$265,080

The tax equivalent book yield on our securities portfolio for 2010 was 3.1%. The weighted-average life of the portfolio was approximately 4.2 years, the modified duration was approximately 3.7 years and the effective duration was approximately 2.7 years at December 31, 2010. The tax equivalent book yield on our securities portfolio for 2009 and 2008 was 4.0% and 4.9%, respectively. The weighted-average life of the portfolio was approximately 4.1 years, the modified duration was approximately 3.6 years and the effective duration was approximately 2.4 years at December 31, 2009.

We did not own the securities of any one issuer (other than the U.S. government and its agencies) of which the aggregate adjusted cost exceeded 10% of consolidated shareholders’ equity at December 31, 2010.

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

During the fourth quarter of 2010, we recorded a $597 thousand OTTI on two held-to-maturity CMO securities which included $136 thousand of credit-related OTTI and $461 thousand recorded directly to other comprehensive income for the noncredit-related impairment amount. During the second quarter of 2009, we recorded a $2.7 million OTTI on one held-to-maturity CMO security which included $14 thousand of credit-related OTTI and $2.7 million recorded directly to other comprehensive income for the noncredit-related impairment amount. During the second half of 2009, this security was further downgraded to a CC rating. The continued credit deterioration of this security combined with an increase in the number and amount of other below investment grade securities within our securities portfolio contributed to our decision to sell this security during the fourth quarter of 2009.

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

Deposits. Our lending and investing activities are funded primarily by deposits, 81% of which were core deposits at December 31, 2010. Core deposits exclude brokered deposits and time deposits over $100,000. These “jumbo” deposits are characteristically more sensitive to changes in interest rates and, thus we do not consider these a part of our core funding.

Total deposits as of December 31, 2010, increased $162 million to $4.3 billion, up 4.0% compared to $4.1 billion at December 31, 2009. The increase in deposits was primarily concentrated in our noninterest-bearing demand deposits which increased $178 million or 15.6% for 2010 compared to 2009. Interest-bearing demand deposits increased $134 million or 6.7% for 2010 compared to 2009. The growth in noninterest and interest-bearing demand deposits was offset by a decrease in certificates of deposits which decreased $150 million or 15.9% for 2010 compared to 2009. Approximately 68.9% of deposits at December 31, 2010, were interest-bearing. The percentage of interest-bearing demand and noninterest-bearing demand deposits to total deposits as of December 31, 2010, was 50.2% and 31.1%, respectively, and our loan to deposit ratio at December 31, 2010, was 64.7%.

The average balances and weighted average rates paid on deposits for each of the past three years ended December 31 are presented below (dollars in thousands):

	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$1,215,327		$1,132,469		$1,086,727
Interest-bearing demand and savings deposits	2,023,670	0.75%	1,757,306	0.91%	1,416,594	1.22%
Time deposits	775,893	1.40%	916,972	2.33%	978,579	3.46%
Brokered certificates of deposit	113,046	0.70%	188,083	1.43%	129,156	2.79%

Total deposits	$4,127,936	0.92%	$3,994,830	1.40%	$3,611,056	2.17%

Average total deposits increased $133 million in 2010 compared to 2009. The increase during 2010 was due to internal deposit growth. The changes in deposit mix and interest rates decreased the average cost of funds for deposits by 48 basis points in 2010.

Average total deposits increased $384 million in 2009 compared to 2008. The increase during 2009 was due to internal deposit growth. The changes in deposit mix and interest rates decreased the average cost of funds for deposits by 77 basis points in 2009.

Average brokered certificates of deposit totaled $113 million in 2010, $188 million in 2009 and $129 million in 2008. We utilize brokered deposits together with other borrowed funds as a source of funding for our lending and investment activities.

The maturities of time deposits of $100 thousand or more at December 31, 2010 are shown below (in thousands):

Three months or less	$248,516
Over three through six months	91,664
Over six through twelve months	173,313
Thereafter	58,985

$572,478

Other Borrowed Funds. Deposits are the primary source of funds for our lending, investment and general business activities. Details of other borrowed funds are as follows (dollars in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Federal Home Loan Bank advances
Balance outstanding at period-end	$40,000	$40,500	$212,500
Weighted average interest rate at period-end	2.94%	2.95%	0.79%
Maximum outstanding at any month-end	$40,500	$222,500	$638,000
Daily average balance	40,237	68,396	435,804
Weighted average interest rate for the period	2.98%	2.15%	2.21%
Repurchase agreements
Balance outstanding at period-end	$70,335	$55,695	$59,936
Weighted average interest rate at period-end	2.24%	0.00%	1.04%
Maximum outstanding at any month-end	$70,335	$61,967	$67,288
Daily average balance	60,604	59,583	51,129
Weighted average interest rate for the period	2.60%	0.27%	1.79%
Federal funds purchased and other short-term borrowings
Balance outstanding at period-end	$1,867	$1,050	$36,150
Weighted average interest rate at period-end	0.19%	0.25%	0.50%
Maximum outstanding at any month-end	$3,364	$46,325	$80,200
Daily average balance	2,581	28,390	47,828
Weighted average interest rate for the period	0.14%	0.39%	2.11%
Treasury Auction Facility
Balance outstanding at period-end	$0	$0	$100,000
Weighted average interest rate at period-end	0.00%	0.00%	0.42%
Maximum outstanding at any month-end	$0	$150,000	$100,000
Daily average balance	0	51,397	7,650
Weighted average interest rate for the period	0.00%	0.30%	0.42%

As of December 31, 2010, we had $112 million in other borrowings compared to $97.2 million at December 31, 2009, an increase of approximately $15.0 million. The FHLB borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. FHLB advances are available to Sterling Bank under a security and pledge agreement. At December 31, 2010, we had total funds of $1.6 billion available under this agreement of which $40.0 million was outstanding with an average interest rate of 2.94% and matures in seven years. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. At December 31, 2010 and 2009, we had securities sold under agreements to repurchase with banking customers of $20.3 million and $5.7 million, respectively. Structured repurchase agreements totaled $50.0 million at December 31, 2010 and 2009, and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. The rate on these repurchase agreements became fixed during the first quarter of 2010 and bear interest at a fixed rate of 3.88% and 3.50%, respectively. The rate on these repurchase agreements was zero at December 31, 2009.

Treasury Auction Facilities (“TAF”) are term funds auctioned to depository institutions by the Federal Reserve Board. Each TAF auction is for a fixed amount, with the rate determined by the auction process (subject to a minimum bid rate). All advances must be fully collateralized. At December 31, 2010 and 2009, there were no TAF borrowings outstanding.

We have federal funds purchased at correspondent banks that typically mature within one to 90 days. As of December 31, 2010 and 2009, federal funds outstanding with correspondent banks were $1.1 million, respectively, and payable upon demand.

Junior Subordinated Debt/Company Obligated Mandatorily Redeemable Trust Preferred Securities. As of December 31, 2010, we had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of Sterling Bancshares. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payments of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by Sterling Bancshares. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Sterling Bancshares making payments on the related junior subordinated debentures. Sterling Bancshares’ obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by Sterling Bancshares of each respective trust’s obligations under the trust securities issued by each respective trust.

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

Ongoing portfolio reviews are conducted by our internal loan review department under an established loan review program. Loans are reviewed based on current risks within the loan portfolio with a targeted loan review penetration of at least 50% annually of the total outstanding balance of commercial and real estate loan portfolios. Additionally, on an annual basis we review all loans with an outstanding balance of $1 million or greater.

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

Nonperforming assets consisted of the following (in thousands):

	2010	2009	2008	2007	2006
Nonperforming loans:
Loans held for sale:
Real estate:
Commercial	$0	$9,896	$0	$0	$0

Total loans held for sale	0	9,896	0	0	0

Loans held for investment:
Commercial and industrial	3,849	5,832	35,855	7,903	5,156
Real estate:
Commercial	98,992	62,363	36,953	8,221	4,252
Construction	12,791	12,398	8,706	1,887	424
Residential	17,260	11,778	5,607	1,825	1,163
Consumer/other	372	297	370	378	392

Loans held for investment	133,264	92,668	87,491	20,214	11,387

Total nonperforming loans	133,264	102,564	87,491	20,214	11,387

Foreclosed assets:
Real estate acquired by foreclosure	37,064	16,763	5,625	3,683	1,465
Other repossessed assets	3	38	154	152	404

Total foreclosed assets	37,067	16,801	5,779	3,835	1,869

Total nonperforming assets	$170,331	$119,365	$93,270	$24,049	$13,256

Restructured—accruing	$27,699	$69,857	$0	$0	$0

Accruing loans past due 90 days or more	$507	$41	$8,448	$1,304	$2,731

Nonperforming loans to period-end loans	4.84%	3.16%	2.31%	0.59%	0.36%
Nonperforming assets to period-end assets	3.28%	2.42%	1.84%	0.53%	0.32%

Nonperforming assets were $170 million at December 31, 2010, an increase of $51.0 million compared to December 31, 2009. The increase in nonperforming assets for 2010 compared to 2009 was due to an increase in nonperforming loans of $30.7 million and an increase in foreclosed assets of $20.3 million. The increase in foreclosed assets during 2010 was due to the transition of certain nonperforming loans into this category during 2010 as we successfully gained control of approximately $43.0 million of collateral through foreclosure. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. Approximately, $34.8 million of real estate acquired by foreclosure at December 31, 2010, was related to commercial income producing property.

Potential problem loans were $166 million at December 31, 2010, down $21.1 million from $188 million at December 31, 2009. These loans are commercial in nature and span a variety of industries. These borrowers are all paying as agreed, however, weaknesses in these companies’ operating performance has caused heightened attention to these credits. Additionally, potential problem loans at December 31, 2010, included $22.1 million of loans that we have classified as restructured-accruing.

Restructured-accruing loans were $27.7 million and $69.9 million at December 31, 2010 and 2009, respectively, of which $22.1 million and $48.8 million, respectively, were classified as substandard and are therefore considered potential problem loans. Restructured-accruing loans at December 31, 2010 and 2009 included $5.0 million and $33.1 million, respectively, of loans that were originated as part of our Capital Markets and SBA group. We granted certain borrowers minor concessions in the form of temporary payment reductions. We believe these payment reductions are a practical and customary business practice and can help a quality borrower get through a challenging time or difficult temporary situation. These concessions better protect the bank’s interests by improving the borrower’s ability to repay its loan in full. Due to the prolonged economic downturn, we have determined that it is appropriate to report all modifications that result in even the slightest accommodation as a restructured loan.

Accruing loans 90 days past due or more were $507 thousand and $41 thousand at December 31, 2010 and 2009, respectively.

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

Due to the economic uncertainty during 2009 and 2010 and increased charge-offs, management revised the loss period and considered the latest five and eight quarters, respectively, to be the most relevant historical loss periods for inclusion in the general allowance.

During 2009 and 2010, management increased their qualitative factors due to the significant and prolonged economic uncertainty.

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Allowance for loan losses at January 1	$74,732	$49,177	$34,446	$32,027	$31,230

Charge-offs:
Commercial and industrial	6,534	22,068	9,408	3,267	4,372
Real estate, mortgage and construction	41,849	40,253	5,241	1,066	3,879
Consumer/other	1,075	1,589	1,959	1,629	1,199

Total charge-offs	49,458	63,910	16,608	5,962	9,450

Recoveries:
Commercial and industrial	1,739	1,713	1,392	1,829	3,205
Real estate, mortgage and construction	2,930	789	117	47	79
Consumer/other	308	530	640	1,189	507

Total recoveries	4,977	3,032	2,149	3,065	3,791

Net charge-offs	44,481	60,878	14,459	2,897	5,659

Allowance for credit losses associated with acquired institutions	0	0	0	1,496	2,152
Provision for loan losses	46,890	86,433	29,190	3,820	4,304

Allowance for loan losses at December 31	$77,141	$74,732	$49,177	$34,446	$32,027

Allowance for unfunded loan commitments at January 1	2,852	1,654	927	927	1,173
Provision for losses on unfunded loan commitments	(1,652)	1,198	727	0	(246)

Allowance for unfunded loan commitments at December 31	1,200	2,852	1,654	927	927

Total allowance for credit losses at December 31	$78,341	$77,584	$50,831	$35,373	$32,954

Ratios:
Allowance for loan losses to period end loans	2.80%	2.30%	1.30%	1.01%	1.02%
Net charge-offs to average loans	1.48%	1.72%	0.40%	0.09%	0.20%
Allowance for loan losses to period-end nonperforming loans	57.89%	72.86%	56.21%	170.41%	281.27%

The allowance for loan losses at December 31, 2010, was $77.1 million and represented 2.80% of total loans compared to $74.7 million or 2.30% of total loans at December 31, 2009. The allowance for loan losses at December 31, 2010 was 57.89% of nonperforming loans, down from 72.86% at December 31, 2009. The allowance for unfunded lending commitments was $1.2 million at December 31, 2010, and $2.9 million at December 31, 2009.

Net charge-offs were $44.5 million or 1.48% of average total loans for 2010 compared to $60.9 million or 1.72% for 2009. The charge-offs recorded during 2010 were primarily related to continued declines in commercial real estate value that collateralize our nonperforming commercial real estate portfolio. We experienced more significant declines in these values during the first quarter of 2010 resulting in net charge-offs of $21.0 million. The remaining $23.5 million of charge-offs occurred during the last three quarters of 2010, as we began to see stabilization in collateral valuations. Approximately $15.5 million of charge-offs during 2010 were related to hospitality loans which have experienced reductions in real estate values as the industry has gone through significant declines in occupancy rates, average daily room rates, and revenue per available room.

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

SemGroup was an energy customer that was in the process of going through Chapter 11 bankruptcy. This borrower was part of a shared national credit totaling approximately $2.4 billion. Total exposure to SemGroup as of December 31, 2008, was $29.2 million. While completing our analysis of the allowance for credit losses for the quarter ended June 30, 2008, we were notified that this borrower was in the process of filing for Chapter 11 bankruptcy protection. Due to the announced bankruptcy and the significance of this relationship to us, we immediately placed the loan on nonaccrual as of June 30, 2008. We recorded a total provision for credit losses of $4.3 million for this relationship during 2008. During the first quarter of 2009, management determined an additional $5.3 million provision was prudent bringing the total amount reserved on this relationship to $9.6 million, approximately 36% of the amount of debt outstanding at March 31, 2009.

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

The provision for loan losses for 2010 was $46.9 million, as compared to $86.4 million for 2009. The provision for loan losses recorded during 2010 was the result of net charge-offs totaling $44.5 million discussed above and continued decreases in collateral values underlying our nonperforming commercial real estate loans. The provision for loan losses for 2009 was $86.4 million, a $57.2 million increase over the $29.2 million provision recorded during 2008. Our provision for loan losses was elevated during 2009 due to significant declines in commercial real estate values during 2009, the previously discussed SemGroup relationship, and actions that we took during the third quarter of 2009 to reduce total nonperforming loans. Additionally, during the third quarter of 2009, we assessed certain estimates we use in determining the adequacy of our allowance for loan losses. We concluded that in light of certain loan sale transactions, the deterioration in the real estate market, and the continuing uncertainty in the economy, it was appropriate to revise certain accounting estimates used in determining the adequacy of the allowance for loan losses to better reflect current conditions. The application of these accounting estimates resulted in the Company recording an additional $15.0 million in provision for credit losses in the third quarter of 2009.

The following table shows the allocation of the allowance for loan losses among various categories of loans. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any category of loans.

	December 31,
	2010		2009		2008		2007		2006
	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment	Amount	% of loans in each Category to Total Loans Held for Investment
	(dollars in thousands)
Balance of allowance for loan losses at end of period applicable to:
Commercial and industrial	$6,677	23%	$14,122	25%	$15,173	29%	$12,887	28%	$12,101	28%
Real estate, mortgage and construction	68,553	75%	56,040	73%	26,212	69%	17,645	70%	16,769	70%
Consumer/other	447	2%	2,766	2%	4,988	2%	2,851	2%	2,262	2%
Unallocated	1,464	N/A	1,804	N/A	2,804	N/A	1,063	N/A	895	N/A

Total	$77,141	100%	$74,732	100%	$49,177	100%	$34,446	100%	$32,027	100%

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of December 31, 2010 and 2009:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
December 31, 2010
+300	12.00%
+200	9.17%
+100	5.48%
Base	0.00%
-100	(6.48)%
December 31, 2009
+300	8.73%
+200	6.75%
+100	3.76%
Base	0.00%
-100	(6.36)%

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

Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

Our potential obligations associated with commitments to extend credit and outstanding letters of credit as of December 31, 2010 are summarized below (in thousands):

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Commitments to extend credit	$294,731	$225,014	$94,616	$32,135	$646,496
Letters of credit	49,058	9,578	11,698	—	70,334

Total	$343,789	$234,592	$106,314	$32,135	$716,830

Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Note 20 to the Consolidated Financial Statements for additional discussion of financial instruments with off-balance sheet risk, including a discussion of the nature, business purpose and importance of off-balance sheet arrangements.

Our future contractual cash payments are as follows (in thousands):

	Less than One Year	1-3 Years	3-5 Years	Over 5 Years	Total
Junior subordinated debt	$0	$0	$0	$82,734	$82,734
Subordinated debt	0	0	50,000	25,000	75,000
Interest expense related to long-term debt	6,734	12,077	9,556	72,508	100,875
Operating leases	8,976	16,944	13,700	66,199	105,819
Certificates and other time deposits	694,902	91,646	9,425	143	796,116

Total	$710,612	$120,667	$82,681	$246,584	$1,160,544

The amount shown above for subordinated debt represents our contractual obligation. The subordinated debt is reflected in the consolidated balance sheet at its fair value. As discussed earlier, the Bank entered into an interest rate swap designated as a fair-value hedge of the subordinated debt. See Note 14 in the Consolidated Financial Statements for further information.

Interest expense obligations on junior subordinated debt and on subordinated debt are calculated based on the stated contractual interest rates. Interest expense on variable rate junior subordinated debt and on subordinated debt is calculated based on the current 3-month LIBOR rate. See Notes 12 and 13 in the Consolidated Financial Statements for further information.

Capital and Liquidity

Capital. At December 31, 2010, shareholders’ equity totaled $622 million or 12.0% of total assets, as compared to $541 million or 11.0% of total assets at December 31, 2009. Our risk-based capital ratios together with the minimum capital amounts and ratios as of December 31, 2010 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$596,495	18.1%	$263,658	8.0%
Tier 1 Capital (to Risk Weighted Assets)	508,616	15.4%	131,829	4.0%
Tier 1 Capital (to Average Assets)	508,616	10.3%	197,099	4.0%

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

During 2008, we received $125 million in capital from the U.S. Treasury as the result of our participation in the U.S. Treasury’s Capital Purchase Program. During 2009, we fully redeemed the $125 million preferred stock that we sold to the U.S. Treasury in December of 2008. See Note 21 in the Consolidated Financial Statements for further discussion of regulatory capital requirements.

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

We also take into account our discussions and agreements with the Federal Deposit Insurance Corporation (“FDIC”) and our other regulators. As part of an informal agreement that Sterling Bank entered into on January 26, 2010, with the FDIC and the Texas Department of Banking, we submitted to such regulatory agencies a capital management plan that reflects Sterling Bank’s plans to maintain for the next three years minimum regulatory capital levels that are in excess of the minimum requirements to remain well capitalized but below our regulatory capital levels at December 31, 2010. If we are unable to maintain the regulatory capital levels that we propose in our capital management plan or if we fail to adequately resolve any other matters that any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions. We believe we are in compliance regarding the informal agreement with the regulatory agencies and the capital plan that was submitted and accepted by those agencies.

Additionally, although not required to, we have agreed to provide the FDIC and the Texas Department of Banking advance notice of any dividend payments we would propose to make from Sterling Bank to Sterling Bancshares. We currently have available at the holding company sufficient liquidity to continue our current dividend payments and meet all of our other holding company only obligations for approximately 24 months without the payment of any dividends from Sterling Bank to Sterling Bancshares.

Our informal agreement with the FDIC and the Texas Department of Banking also included provisions that required us to perform certain reviews of our personnel, policies, procedures and practices, none of which we believed had a material impact on the operations of Sterling Bank or Sterling Bancshares. If we are unable to maintain the regulatory capital levels that we propose in our capital management plan or if we fail to adequately resolve any other matters that any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions.

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

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by Sterling Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. As discussed above, we submitted a capital management plan that we will submit to our banking regulators. That capital management plan reflected a variety of operational factors including our plans for dividend payments from Sterling Bank to Sterling Bancshares and from Sterling Bancshares to our shareholders. Although not required to, we have agreed to give our regulators advance notice of any dividend payments we would propose to make from Sterling Bank to Sterling Bancshares. Sterling Bancshares has sufficient liquidity to continue our current dividend payments and meet our other parent-only obligations for 12 months without the payment of any dividends from Sterling Bank.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2010.

J. Downey Bridgwater Chairman, President and Chief Executive Officer

Zach L. Wasson Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sterling Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Sterling Bancshares, Inc. and subsidiaries (the “Bank”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Bank’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Bank’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting and Compliance with Designated Laws and Regulations. Our responsibility is to express an opinion on the Bank’s internal control over financial reporting based on our audit.

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

In our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2010 of the Bank and our report dated March 8, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Houston, Texas

March 8, 2011

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item as to the directors and executive officers is hereby incorporated by reference from the information appearing under the captions “Election of Directors,” “Information about the Board of Directors, Committees of the Board, and Committees of the Bank,” “Executive Officers and Other Significant Employees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Nominating Committee” in the Company’s definitive proxy statement or the information to be so incorporated to be filed with the SEC pursuant to the Exchange Act within 120 days of December 31, 2010. The information required by this Item as to the Code of Ethics for Senior Financial Officers is herby incorporated by reference from “Item 1—Business—Available Information” of this report.

ITEM 11.	Executive Compensation

The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the caption “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Summary of 2009 Compensation Decisions,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,”and “Report of the Human Resources Programs Committee” in the Company’s definitive proxy statement or the information to be so incorporated to be filed with the SEC pursuant to the Exchange Act within 120 days of December 31, 2010. Notwithstanding the foregoing, in accordance with the instructions to Item 407 of Regulation S-K, the information contained in the Company’s definitive proxy statement under the subheading “Report of the Human Resources Programs Committee” shall be deemed Furnished, and not Filed, in this Form 10-K, and shall not be incorporated by reference into any Filing under the Securities Act or the Exchange Act as a result of Furnishing, except to the extent the Company specifically incorporates it by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement or the information to be so incorporated to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of December 31, 2010.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the captions “Certain Transactions with Related Persons,” and “Director Independence” in the Company’s definitive proxy statement or the information to be so incorporated to be filed with the SEC pursuant to the Exchange Act within 120 days of December 31, 2010.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item as to disclosures regarding accounting fees and services is hereby incorporated by reference to such information appearing under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s definitive proxy statement or the information to be so incorporated to be filed with the SEC pursuant to the Exchange Act within 120 days of December 31, 2010.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report

1.	Consolidated Financial Statements. The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit No.
1.1	Underwriting Agreement, dated May 6, 2009, by and between Sterling Bancshares, Inc. and Morgan Stanley & Co. Incorporated, as representative of the several underwriters named in Schedule II of the Underwriting Agreement. [Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 11, 2009 (File No. 0-20750).]

1.2	Agreement and Plan of Merger dated January 16, 2011 by and among Comerica Incorporated, Sterling Bancshares, Inc., and, from and after its accession to the Agreement, Sub (as defined therein) (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on
January 21, 2011.]

2.1	Agreement and Plan of Merger Dated July 7, 2005 by and among Sterling Bancshares, Inc., SBPB, Inc., and Prestonwood Bancshares, Inc. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated July 25, 2006 between Sterling Bancshares, Inc. and BOTH, Inc. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006.]

2.3	Agreement and Plan of Merger dated January 24, 2007 between Sterling Bancshares, Inc., Sterling Bank and Partners Bank of Texas. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007.]

2.4	Share Exchange Agreement dated May 3, 2007, among the Company, MBM Advisors and the shareholders of MBM Advisors. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company effective August 13, 2007. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 19, 2007 (File No. 000-20750).]

Exhibit No.
3.2	Amended and Restated Bylaws of Sterling Bancshares, Inc. (as of October 29, 2007). [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-20750).]

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series J, of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008
(File No. 0-20750).]

3.4	First Amendment to the Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2009 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.5	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.8	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.11	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Notes due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

Exhibit No.
4.12	Amended and Restated Declaration of Trust by and among Sterling Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.13	Indenture by and between Sterling Bancshares, Inc., as issuer, and Wilmington Trust Company, as trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on
March 30, 2007 (File No. 000-20750).]

4.14	Guarantee Agreement by and between Sterling Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.15	Form of Capital Securities Certificate of Sterling Bancshares Capital Trust IV, dated March 26, 2007. [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.16	Sterling Bancshares, Inc. Deferred Compensation Plan (as Amended and Restated). [Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed August 29, 2007 (File No. 333-145774 ).]

4.17	Form of Stock Certificate for the Series J Preferred Stock. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

4.18	Warrant to Purchase 2,615,557 Shares of Common Stock of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 20, 2007, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 26, 2007 (File No. 000-207500).]

10.6***	Amended and Restated Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 29, 2008, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008 (File No. 0-20750).]

Exhibit No.
10.7***	Amended and restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan effective April 30, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 14, 2007.
(File No. 000-207500).]

10.8***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

	Wanda S. Dalton	Travis Jaggers
	James W. Goolsby, Jr.	Graham B. Painter

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501).]

10.9***	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.10***	Form of Incentive Stock Agreement. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.11***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-207500).]

10.12***	Short Term Incentive Program for Shared Services. [Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.13***	Short Term Incentive Program for Bank Offices. [Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.14***	Severance and Non-Competition Agreement dated effective January 1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Robert S. Smith. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005 (File No. 000-207500).]

10.15***	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005. [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005
(File No. 000-207500).]

10.16***	Summary Description of Non-Employee Director compensation. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.17***	Summary of Named Executive Officer Compensation. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.18	Purchase and Sale Agreement, dated November 13, 2006, between Sterling Bank and First States Group, L.P. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2006.]

10.19***	Form of Phantom Share Agreement. [Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

Exhibit No.
10.20	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Deborah Dinsmore, dated February 24, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2006.]

10.21	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and C. Wallis McMath, Jr., dated March 1, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006.]

10.22	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Zach L. Wasson dated December 4, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2006.]

10.23	Placement Agreement by and among Sterling Bancshares, Inc., Sterling Bancshares Capital Trust IV, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated March 14, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007
(File No. 000-20750).]

10.24		Long-Term Incentive (LTI) Stock Performance Program. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5. 2007 (File No. 000-20750).]

10.25		Letter Agreement, dated December 12, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, by and between Sterling Bancshares, Inc. and the United States Department of Treasury. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.26		Form of Letter Agreement executed by Senior Executive Officers. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.27		Form of Waiver executed by Senior Executive Officers. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.28		Redemption Letter Agreement, dated May 5, 2009, by and between Sterling Bancshares, Inc. and the United States Department of the Treasury. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2009 (File No. 0-20750).]

10.29	Purchase and Assumption Agreement, dated August 7, 2009, by and between Sterling Bank and First Bank. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009
(File No. 0-20750).]

10.30	***	Severance and Release Agreement between Sterling Bancshares, Inc. and John A. Rossitto dated October 20, 2009. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 20, 2009
(File No. 000-207500).]

10.31	Termination of Purchase and Assumption Agreement, entered effective December 28, 2009, by and between Sterling Bank and First Bank. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on
December 29, 2009 (File No. 0-20750).]

Exhibit No.
10.32***	Irrevocable Waiver executed by J. Downey Bridgwater, President and Chief Executive Officer of Sterling Bancshares, Inc., dated as of December 29, 2009. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009 (File No. 0-20750).]

10.33***	Voluntary Separation and Release Agreement dated effective December 31, 2009, by and between Sterling Bancshares, Inc. and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 4, 2010 (File No. 000-207500).]

21.1*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of J. Downey Bridgwater, Chairman, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Zach L. Wasson, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	As filed herewith.
**	As furnished herewith.
***	Management Compensation Agreement.
****	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCSHARES, INC.

DATE: March 9, 2011	by	/s/ J. Downey Bridgwater
J. Downey Bridgwater Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 9th day of March, 2011.

SIGNATURE	TITLE	SIGNATURE	TITLE

/s/ J. Downey Bridgwater J. Downey Bridgwater	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	/s/ Glenn H. Johnson Glenn H. Johnson	Director

/s/ Zach L. Wasson Zach L. Wasson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Joe D. Koshkin Joe D. Koshkin	Director

		/s/ R. Bruce LaBoon R. Bruce LaBoon	Director

/s/ David L. Hatcher David L. Hatcher	Lead Director	/s/ Sheldon I. Oster Sheldon I. Oster	Director

/s/ Edward R. Bardgett Edward R. Bardgett	Director	/s/ Raimundo Riojas E. Raimundo Riojas E.	Director

/s/ George Beatty, Jr. George Beatty, Jr.	Director	/s/ Roland Rodriguez Roland Rodriguez	Director

/s/ Anat Bird Anat Bird	Director	/s/ Dan C. Tutcher Dan C. Tutcher	Director

/s/ Bernard A. Harris, Jr., MD Bernard A. Harris, Jr., MD	Director	/s/ Elizabeth C. Williams Elizabeth C. Williams	Director

EXHIBIT TABLE

Exhibit No.
1.1	Underwriting Agreement, dated May 6, 2009, by and between Sterling Bancshares, Inc. and Morgan Stanley & Co. Incorporated, as representative of the several underwriters named in Schedule II of the Underwriting Agreement. [Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 11, 2009 (File No. 0-20750).]

1.2	Agreement and Plan of Merger dated January 16, 2011 by and among Comerica Incorporated, Sterling Bancshares, Inc., and, from and after its accession to the Agreement, Sub (as defined therein) (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation
S-K) [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 21, 2011.]

2.1	Agreement and Plan of Merger Dated July 7, 2005 by and among Sterling Bancshares, Inc., SBPB, Inc., and Prestonwood Bancshares, Inc. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated July 25, 2006 between Sterling Bancshares, Inc. and BOTH, Inc. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006.]

2.3	Agreement and Plan of Merger dated January 24, 2007 between Sterling Bancshares, Inc., Sterling Bank and Partners Bank of Texas. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007.]

2.4	Share Exchange Agreement dated May 3, 2007, among the Company, MBM Advisors and the shareholders of MBM Advisors. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company effective August 13, 2007. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 19, 2007 (File No. 000-20750).]

3.2	Amended and Restated Bylaws of Sterling Bancshares, Inc. (as of October 29, 2007). [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-20750).]

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series J, of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

3.4	First Amendment to the Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2009 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

Exhibit No.

4.5	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.8	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.11	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Notes due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Amended and Restated Declaration of Trust by and among Sterling Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.13	Indenture by and between Sterling Bancshares, Inc., as issuer, and Wilmington Trust Company, as trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.14	Guarantee Agreement by and between Sterling Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 30, 2007
(File No. 000-20750).]

4.15	Form of Capital Securities Certificate of Sterling Bancshares Capital Trust IV, dated March 26, 2007. [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.16	Sterling Bancshares, Inc. Deferred Compensation Plan (as Amended and Restated). [Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed August 29, 2007 (File No. 333-145774 ).]

4.17	Form of Stock Certificate for the Series J Preferred Stock. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

4.18	Warrant to Purchase 2,615,557 Shares of Common Stock of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

Exhibit No.
10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.]

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-16719).]

10.5***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 20, 2007, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 26, 2007
(File No. 000-207500).]

10.6***	Amended and Restated Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 29, 2008, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008 (File No. 0-20750).]

10.7***	Amended and restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan effective April 30, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 14, 2007. (File No. 000-207500).]

10.8***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

	Wanda S. Dalton	Travis Jaggers
	James W. Goolsby, Jr.	Graham B. Painter

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-207501).]

10.9***	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.10***	Form of Incentive Stock Agreement. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-207500).]

10.11***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004
(File No. 000-207500).]

10.12***	Short Term Incentive Program for Shared Services. [Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.13***	Short Term Incentive Program for Bank Offices. [Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

10.14***	Severance and Non-Competition Agreement dated effective January 1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Robert S. Smith. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005 (File No. 000-207500).]

Exhibit No.

10.15	***	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005. [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-207500).]

10.16	***	Summary Description of Non-Employee Director compensation. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.17	***	Summary of Named Executive Officer Compensation. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-207500).]

10.18		Purchase and Sale Agreement, dated November 13, 2006, between Sterling Bank and First States Group, L.P. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2006.]

10.19	***	Form of Phantom Share Agreement. [Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 15, 2006.]

10.20	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Deborah Dinsmore, dated February 24, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2006.]

10.21	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and C. Wallis McMath, Jr., dated March 1, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006.]

10.22	***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Zach L. Wasson dated December 4, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2006.]

10.23		Placement Agreement by and among Sterling Bancshares, Inc., Sterling Bancshares Capital Trust IV, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated March 14, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

10.24		Long-Term Incentive (LTI) Stock Performance Program. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5. 2007 (File No. 000-20750).]

10.25		Letter Agreement, dated December 12, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, by and between Sterling Bancshares, Inc. and the United States Department of Treasury. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.26		Form of Letter Agreement executed by Senior Executive Officers. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.27		Form of Waiver executed by Senior Executive Officers. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 0-20750).]

10.28		Redemption Letter Agreement, dated May 5, 2009, by and between Sterling Bancshares, Inc. and the United States Department of the Treasury. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2009 (File No. 0-20750).]

10.29		Purchase and Assumption Agreement, dated August 7, 2009, by and between Sterling Bank and First Bank. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009 (File No. 0-20750).]

Exhibit No.
10.30***	Severance and Release Agreement between Sterling Bancshares, Inc. and John A. Rossitto dated October 20, 2009. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 20, 2009 (File No. 000-207500).]

10.31	Termination of Purchase and Assumption Agreement, entered effective December 28, 2009, by and between Sterling Bank and First Bank. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009
(File No. 0-20750).]

10.32***	Irrevocable Waiver executed by J. Downey Bridgwater, President and Chief Executive Officer of Sterling Bancshares, Inc., dated as of December 29, 2009. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009 (File No. 0-20750).]

10.33***	Voluntary Separation and Release Agreement dated effective December 31, 2009, by and between Sterling Bancshares, Inc. and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 4, 2010
(File No. 000-207500).]

21.1*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of J. Downey Bridgwater, Chairman, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Zach L. Wasson, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	As filed herewith.
**	As furnished herewith.
***	Management Compensation Agreement.
****	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

STERLING BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sterling Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Sterling Bancshares, Inc. and subsidiaries (the “Bank”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sterling Bancshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bank’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion on the Bank’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

March 8, 2011

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(In thousands, except share amounts)

	2010	2009
ASSETS
Cash and cash equivalents	$502,894	$246,215
Available-for-sale securities, at fair value	1,287,555	846,216
Held-to-maturity securities, at amortized cost	265,080	222,845

Loans held for sale	2,691	11,778
Loans held for investment	2,752,349	3,233,273

Total loans	2,755,040	3,245,051
Allowance for loan losses	(77,141)	(74,732)

Loans, net	2,677,899	3,170,319

Premises and equipment, net	49,421	48,816
Real estate acquired by foreclosure	37,064	16,763
Goodwill	173,210	173,210
Core deposits and other intangibles, net	9,477	11,626
Accrued interest receivable	14,673	16,502
Other assets	174,680	184,536

TOTAL ASSETS	$5,191,953	$4,937,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,322,492	$1,144,133
Interest-bearing demand	2,138,822	2,004,539
Certificates and other time deposits	796,116	946,279

Total deposits	4,257,430	4,094,951
Other borrowed funds	112,202	97,245
Subordinated debt	78,059	77,338
Junior subordinated debt	82,734	82,734
Accrued interest payable and other liabilities	39,604	44,247

Total liabilities	4,570,029	4,396,515
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2010 and 2009	0	0
Common stock, $1 par value, 150,000,000 shares authorized, 103,851,528 and 83,720,767 issued and 101,984,028 and 81,853,266 outstanding at December 31, 2010 and 2009, respectively	103,852	83,721
Capital surplus	239,940	170,848
Retained earnings	290,800	295,909
Treasury stock, at cost, 1,867,500 shares held at December 31, 2010 and 2009	(21,399)	(21,399)
Accumulated other comprehensive income, net of tax	8,731	11,454

Total shareholders’ equity	621,924	540,533

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,191,953	4,937,048

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands, except per share amounts)

	2010	2009	2008
Interest income:
Loans, including fees	$162,892	$201,225	$241,157
Securities:
Taxable	37,902	36,417	29,660
Non-taxable	3,881	3,616	3,632
Deposits in financial institutions	761	154	10
Other interest-earning assets	7	80	165

Total interest income	205,443	241,492	274,624

Interest expense:
Demand and savings deposits	15,272	16,024	17,285
Certificates and other time deposits	11,662	24,051	37,443
Other borrowed funds	2,781	1,897	11,607
Subordinated debt	2,853	3,325	4,474
Junior subordinated debt	4,182	4,486	5,731

Total interest expense	36,750	49,783	76,540

Net interest income	168,693	191,709	198,084
Provision for credit losses	45,238	87,631	29,917

Net interest income after provision for credit losses	123,455	104,078	168,167

Noninterest income:
Customer service fees	14,376	15,431	15,771
Net gain (loss) on sale of securities	80	(1,792)	478
Other-than-temporary impairment loss on securities:
Impairment loss on securities	(597)	(2,690)	(722)
Noncredit-related loss recognized in other comprehensive income	461	2,676	0

Net impairment loss on securities	(136)	(14)	(722)
Bank owned life insurance	3,590	3,585	3,664
Wealth management fees	7,930	7,953	8,984
Other	7,589	10,732	12,852

Total noninterest income	33,429	35,895	41,027

Noninterest expense:
Salaries and employee benefits	81,611	86,930	85,253
Occupancy	23,148	23,826	21,782
Technology	9,192	9,850	9,794
Professional fees	7,049	4,702	4,707
Postage, delivery and supplies	2,694	2,866	3,672
Marketing	954	1,930	2,545
Core deposits and other intangibles amortization	2,150	2,247	2,328
Acquisition costs	0	1,134	562
FDIC insurance assessments	10,130	8,830	2,525
Other	22,115	20,869	20,042

Total noninterest expense	159,043	163,184	153,210

Income (loss) before income taxes	(2,159)	(23,211)	55,984
Income tax provision (benefit)	(2,863)	(10,237)	17,365

Net income (loss)	$704	$(12,974)	$38,619

Preferred stock dividends	0	9,342	398

Net income (loss) applicable to common shareholders	$704	$(22,316)	$38,221

Earnings (loss) per common share:
Basic	$0.01	$(0.28)	$0.52

Diluted	$0.01	$(0.28)	$0.52

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT DECEMBER 31, 2007	0	$—	74,926	$74,926	$110,367	$309,903	(1,768)	$(20,493)	$5,556	$480,259
Comprehensive income:
Net income						38,619				38,619
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $3,032									5,631	5,631
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of $3,299									6,126	6,126
Less: Reclassification adjustment for losses included in net income, net of taxes of $85									158	158

Total comprehensive income										50,534

Issuance of preferred stock:
Preferred stock, at fair value	125,198	117,945								117,945
Detachable warrants, at fair value					7,253					7,253
Preferred stock dividend and accretion of preferred stock discount		67				(398)				(331)
Issuance of common stock under incentive compensation plans and related tax effects			221	221	821					1,042
Stock-based compensation expense					3,643					3,643
Shares held in Rabbi Trust			(19)	(19)	(166)					(185)
Repurchase of common stock							(100)	(906)		(906)
Common stock dividends paid						(16,115)				(16,115)

BALANCE AT DECEMBER 31, 2008	125,198	118,012	75,128	75,128	121,918	332,009	(1,868)	(21,399)	17,471	643,139
Comprehensive loss:
Net loss						(12,974)				(12,974)
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $4,001									7,431	7,431
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of ($5,374)									(9,981)	(9,981)
Less: Reclassification adjustment for gains on available-for-sale securities included in net income, net of taxes of ($1,867)									(3,467)	(3,467)

Total comprehensive loss										(18,991)

Preferred stock redemption and accelerated accretion of preferred stock discount	(125,198)	(118,012)				(7,186)				(125,198)
Issuance of common stock, net of issuance costs			8,280	8,280	46,282					54,562
Issuance of common stock under incentive compensation plans and related tax effects			323	323	129					452
Stock-based compensation expense					2,572					2,572
Shares held in Rabbi Trust			(10)	(10)	(53)					(63)
Preferred stock dividends paid						(2,156)				(2,156)
Common stock dividends paid						(13,784)				(13,784)

BALANCE AT DECEMBER 31, 2009	0	0	83,721	83,721	170,848	295,909	(1,868)	(21,399)	11,454	540,533
Comprehensive income:
Net income						704				704
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $661									1,229	1,229
Net change in unrealized gains on effective cash flow hedging derivatives, net of taxes of ($1,858)									(3,451)	(3,451)
Less: Reclassification adjustment for gains on available-for-sale securities included in net income, net of taxes of ($108)									(202)	(202)
Noncredit-related impairment loss on held-to-maturity security not expected to be sold, net of taxes of ($162)									(299)	(299)

Total comprehensive loss										(2,019)

Issuance of common stock, net of issuance costs			20,000	20,000	66,602					86,602
Issuance of common stock under incentive compensation plans and related tax effects			132	132	(8)					124
Stock-based compensation expense					2,506					2,506
Shares held in Rabbi Trust			(1)	(1)	(8)					(9)
Common stock dividends paid						(5,813)				(5,813)

BALANCE AT DECEMBER 31, 2010	0	$0	103,852	$103,852	$239,940	$290,800	(1,868)	$(21,399)	$8,731	$621,924

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands)

	Year Ended
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$704	$(12,974)	$38,619
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	7,818	2,109	1,578
Net (gain) loss on securities	(80)	1,792	(478)
Other-than-temporary impairment loss on securities	136	14	722
Net loss (gain) on loans	2,162	1,160	(200)
Provision for credit losses	45,238	87,631	29,917
Writedowns, less gains on sale, of real estate acquired by foreclosure	(453)	3,085	(40)
Depreciation and amortization	9,304	10,499	10,646
Deferred income tax benefit	(4,658)	(13,498)	(8,367)
Stock-based compensation expense	2,506	2,572	3,643
Excess tax benefits from share-based payment arrangements	(2)	(37)	(24)
Net decrease in loans held for sale	55	278	9,366
Net loss (gain) on sale of bank assets	374	156	(146)
Net decrease (increase) in accrued interest receivable and other assets	13,220	(20,640)	(2,321)
Net decrease in accrued interest payable and other liabilities	(2,446)	(4,396)	(3,963)

Net cash provided by operating activities	73,878	57,751	78,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	59,278	22,867	16,219
Proceeds from the sale of held-to-maturity securities	1,773	21,244	0
Purchases of held-to-maturity securities	(104,931)	(102,088)	(8,218)
Proceeds from the maturities or calls and paydowns of available-for-sale securities	367,249	197,445	105,644
Proceeds from the sale of available-for-sale securities	10,425	106,639	28,398
Purchases of available-for-sale securities	(824,122)	(510,887)	(283,580)
Net decrease in loans held for investment	399,972	465,481	(352,272)
Proceeds from sale of real estate acquired by foreclosure	23,494	6,743	5,839
Purchase of bank-owned life insurance	0	0	(13,875)
Payment of earnout obligations related to the acquisition of MBM Advisors, Inc.	0	0	(2,222)
Cash and cash equivalents acquired with First Horizon National Corp. branch acquisition	0	0	15,301
Proceeds from sale of premises and equipment	100	55	168
Purchase of premises and equipment	(8,779)	(10,969)	(16,464)

Net cash (used in) provided by investing activities	(75,541)	196,530	(505,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	162,479	275,814	60,132
Net increase (decrease) in other borrowed funds	15,457	(311,341)	161,439
Proceeds from issuance of subordinated debt	0	0	25,000
Proceeds from issuance of long-term borrowings	0	0	50,000
Repayment of long-term borrowings	(500)	0	0
Proceeds from issuance of common stock under incentive compensation plans	124	900	1,016
Proceeds from issuance of common stock, net of expenses	86,602	54,562	0
Repurchase of common stock for Rabbi Trust	(9)	(63)	(156)
Repurchase of treasury stock	0	0	(935)
Excess tax benefits from share-based payment arrangements	2	37	24
Proceeds from issuance of preferred stock	0	0	125,198
Redemption of preferred stock	0	(125,198)	0
Preferred stock dividends paid	0	(2,156)	0
Common stock dividends paid	(5,813)	(13,784)	(16,115)

Net cash provided by (used in) financing activities	258,342	(121,229)	405,603

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	256,679	133,052	(20,507)
CASH AND CASH EQUIVALENTS:
Beginning of period	246,215	113,163	133,670

End of period	$502,894	$246,215	$113,163

Supplemental information:
Income taxes (received) paid	$(8,679)	$13,500	$26,625
Interest paid	34,717	52,863	79,304
Noncash investing and financing activities—
Acquisition of real estate through foreclosure of collateral	43,342	20,966	7,741
Transfer of loans from held for investment to held for sale	0	36,693	0
Transfer of loans from held for sale to held for investment	0	0	112,129

See notes to consolidated financial statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization—Sterling Bancshares, Inc. (“Sterling Bancshares” and together with its subsidiaries, the “Company”), headquartered in Houston, Texas, is a bank holding company that has served the banking needs of small to medium-sized businesses for over 36 years. The Company provides commercial and consumer banking services in the greater metropolitan areas of Houston, San Antonio, Dallas and Fort Worth, Texas through the 57 banking centers of Sterling Bank (the “Bank”), a banking association chartered under the laws of the state of Texas.

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

Securities—Securities classified as held-to-maturity are carried at amortized cost, adjusted for the amortization of premiums and the accretion of discounts. Declines in the fair value of individual securities below their cost that are determined to be other-than-temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration of time that the fair value has been less than cost, the credit quality of the issuer and whether it is more likely than not that the Company will be required to sell the securities before a recovery of their amortized cost basis. Management does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis. Under certain circumstances (including the deterioration of the issuer’s creditworthiness or a change in tax law or statutory or regulatory requirements), these securities may be sold or transferred to another portfolio.

For debt securities where the Company has determined that an other-than-temporary impairment (“OTTI”) exists and the Company does not intend to sell the security or if it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the impairment is separated into the amount that is credit-related and the amount due to all other factors. The credit-related impairment is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. For debt securities classified as held-to-maturity, the amount of noncredit-related impairment recognized in other comprehensive income is accreted over the remaining life of the debt security as an increase in the carrying value of the security.

Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as accumulated comprehensive income or loss until realized. Declines in the fair value of individual securities below their cost that are determined to be other-than- temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration of time that the fair value has been less than cost, the credit quality of the issuer and whether it is more likely than not that the Company will be required to sell the securities before a recovery of their amortized cost basis. Securities within the available-for-sale portfolio may be used as part of the Company’s asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

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

Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value. For loans held for sale, the lower of cost or fair value is determined based upon the individual loan’s current market price or the underlying collateral value if the loan is nonperforming and collateral dependent.

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

For all loan types, when the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The loans’ delinquency status is determined by its contractual terms. If the decision is made to continue accruing interest on the loan, periodic reviews are made to evaluate the appropriateness of its accruing status. When a loan is placed on nonaccrual status, all accrued but unpaid interest is charged to operations. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as a recovery of lost interest. Generally, a nonaccrual loan is returned to accrual status when none of its principal and interest is past due and the bank expects repayment of the remaining contractual principal and interest or when the loan becomes well secured and in the process of collection.

Allowance for Credit Losses—The allowance for credit losses is a valuation allowance for losses incurred on loans and binding loan commitments. The allowance for losses on unfunded loan commitments is included in other liabilities. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses and is reduced by net charge-offs. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Recoveries are credited to the allowance at the time of recovery. The allowance for credit losses and the related provision for credit losses are determined based on the historical credit loss experience, changes in the loan portfolio, including size, mix and risk of the individual loans, and current economic conditions. The Company’s allowance for credit losses consists of two components including a specific reserve on individual loans that are considered impaired and a component based upon probable but unidentified losses inherent in the loan portfolio.

For purposes of computing the specific loss component of the allowance, larger loans are evaluated individually for impairment and smaller loans are evaluated as a pool. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The identification of loans that may be impaired is based on a loan review process whereby the Company maintains an internally classified loan list. Loans on this listing are classified as substandard, doubtful or loss based on probability of repayment, collateral valuation and related collectability. Classified loans $100 thousand and greater are analyzed to determine if they are impaired. Additionally, loans restructured in a troubled debt restructuring are considered impaired. If an individually evaluated loan is considered impaired, a specific valuation allowance is allocated through an increase to the allowance for credit losses, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of the collateral. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

The portion of the allowance for credit losses related to probable but unidentified losses inherent in the loan portfolio is based on a calculated historical loss ratio and certain qualitative risk factors. The Company calculates the historical loss ratio for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average loans in the pool. These loan pools are divided by risk rating and loan type including commercial and industrial loans, commercial real estate loans, consumer loans and 1-4 family residential mortgages. The historical loss ratios are updated quarterly based on actual charge-off experience. This historical loss ratio is then applied to the outstanding period-end loan pools.

In addition to the calculated historical loss ratio, general valuation allowances are based on general economic conditions and other qualitative risk factors. The qualitative factors include, among other things: (i) changes in lending policies and procedures; (ii) changes in national and local economic and business conditions and developments; (iii) changes in the nature and volume of the loan/lease portfolio; (iv) changes in the experience, ability and depth of lending management and staff; (v) changes in the trend or the volume and severity of past due and classified loans/leases; (vi) trends in the volume of nonaccrual loans, troubled debt restructurings, delinquencies and other loan/lease modifications; (vii) changes in the quality of the Bank’s loan review system and the degree of oversight by the Bank’s board of directors; (viii) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (ix) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s current loan/lease portfolio.

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

Goodwill and Other Intangibles—Intangible assets consist primarily of goodwill, core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is approximately 10 years. Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of our reporting units below their carrying amount. The goodwill impairment test involves a two-step process. Under the first step, goodwill is assigned to reporting units for purposes of impairment testing. Reporting units used for the goodwill impairment testing include the Company’s banking subsidiary, Sterling Bank, and MBM Advisors, Inc. (“MBM Advisors”). The estimation of fair value of the reporting units is compared with its carrying value including the allocated goodwill. If the estimated fair value of a reporting unit is less than its carrying value including goodwill, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill derived under step two is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation. As part of its impairment analysis, the Company uses a variety of methodologies in determining the fair value of the reporting units, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use.

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

The Company may designate a derivative as either an accounting hedge of the fair value of a recognized fixed rate asset or liability or an unrecognized firm commitment (“fair value” hedge) or an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values. To the extent a hedge is considered effective, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of income taxes. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized as other noninterest income.

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

Stock-based Compensation—The Company’s stock-based compensation policy applies to all forms of stock-based compensation including stock options, restricted stock units, shares acquired under the Employee Stock Purchase Plan and performance-based phantom stock units. All stock-based compensation is accounted for under the fair value method. The expense associated with stock-based compensation is recognized over the vesting period of each individual arrangement.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The fair value of restricted stock and phantom stock units is based on the current market price on the date of grant. The fair value of each performance-based share unit is estimated based on expected performance goals being attained. Compensation expense associated with the Employee Stock Purchase Plan is determined using a Black-Scholes-Merton option pricing formula.

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

Reclassifications—Certain reclassifications have been made to prior year amounts to conform to current year presentation. All reclassifications have been applied consistently for the periods presented. In 2010, income from bank owned life insurance has been reclassified and presented as a separate component of noninterest income on the statements of income for 2009 and 2008. This classification did not result in any change to total noninterest income for these years as this was previously reported in other noninterest income.

New Accounting Guidance—

Receivables: In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-20 Receivables (Topic 830)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010–20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010–20 was effective for the Company’s financial statements as of December 31, 2010. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

2.	SUBSEQUENT EVENTS

On January 16, 2011, the Company, Comerica Incorporated (“Comerica”) and Comerica Bayou Acquisition Corporation, a wholly owned direct subsidiary of Comerica (“Comerica Bayou”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Comerica Bayou will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Comerica, and each share of Company common stock will be converted into the right to receive 0.2365 shares of Comerica common stock (the “Merger”). Completion of the Merger is subject to (i) approval of the Merger by the shareholders of the Company, (ii) applicable regulatory approvals, including the Federal Reserve Board pursuant to Section 3 of the Bank Holding Company Act of 1956, as amended, and (iii) other customary closing conditions.

Under the Merger Agreement, the Company agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from, among other things, acquiring new or selling existing businesses, incurring new indebtedness, repurchasing Company shares, issuing new capital stock or equity awards, or entering into new material contracts or commitments outside the ordinary course of business, without the consent of Comerica.

Subsequent to the announcement of the proposed combination of the Company and Comerica and through March 8, 2011, a putative shareholder class action lawsuit relating to the Merger was filed in the 11th District Court of Harris County, Texas, naming as defendants the Company, certain of its directors and officers, and Comerica. The plaintiff voluntarily dismissed the lawsuit on March 2, 2011.

On February 2, 2011, a purported shareholder of the Company filed a shareholder derivative lawsuit on behalf of the Company in the 295th District Court of Harris County, Texas, naming as defendants the Company, certain of its directors and officers, and Comerica. The lawsuit challenges the fairness of the Merger, alleges that the director and officer defendants breached their fiduciary duties to the Company, and that the Company and Comerica aided and abetted those alleged breaches. The lawsuit generally seeks an injunction barring defendants from consummating the Merger, a declaratory judgment that the defendants breached their fiduciary duties to the Company, an accounting of all damages allegedly caused by alleged breaches of fiduciary duties, and an accounting of all profits and special benefits allegedly obtained by the defendants as a result of the alleged breaches of fiduciary duty. In addition, if the Merger is consummated, the lawsuit seeks rescission of the Merger or an award of rescissory damages.

3.	ACQUISITIONS

In 2009 the Bank entered into a definitive purchase and assumption agreement to acquire approximately $500 million in deposits and 19 Texas bank branches from First Bank Inc. (“First Bank”), a Missouri state-chartered bank. In addition, the Bank would purchase approximately $230 million of performing business and consumer-related Texas-based loans from First Bank. During the fourth quarter of 2009, the Company and First Bank terminated this agreement, without penalty to either party. This was a mutual decision after it was determined that the transaction could not be completed by December 31, 2009, as contemplated by the purchase and assumption agreement.

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

4.	SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$59,513	$305	$(104)	$59,714
Obligations of states of the U.S. and political subdivisions	1,085	15	0	1,100
Mortgage-backed securities and collateralized mortgage obligations	1,200,362	20,218	(6,357)	1,214,223
Other securities	12,703	0	(185)	12,518

Total	$1,273,663	$20,538	$(6,646)	$1,287,555

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$112,919	$2,369	$(1,354)	$113,934
Mortgage-backed securities and collateralized mortgage obligations	152,161	2,409	(847)	153,723

Total	$265,080	$4,778	$(2,201)	$267,657

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and and other U.S. government agencies	$56,417	$139	$(69)	$56,487
Obligations of states of the U.S. and political subdivisions	1,235	35	0	1,270
Mortgage-backed securities and collateralized mortgage obligations	762,337	14,578	(2,903)	774,012
Other securities	13,915	660	(128)	14,447

Total	$833,904	$15,412	$(3,100)	$846,216

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$101,091	$3,479	$(80)	$104,490
Mortgage-backed securities and collateralized mortgage obligations	121,754	281	(4,185)	117,850

Total	$222,845	$3,760	$(4,265)	$222,340

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at December 31, 2010, are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$35,767	$35,921	$10,077	$10,183
Due after one year through five years	24,831	24,893	45,153	46,787
Due after five years through ten years	0	0	48,737	48,141
Due after ten years	0	0	8,952	8,823
Mortgage-backed securities and collateralized mortgage obligations	1,200,362	1,214,223	152,161	153,723
Other securities	12,703	12,518	0	0

Total	$1,273,663	$1,287,555	$265,080	$267,657

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of consolidated shareholders’ equity at December 31, 2010.

Securities with carrying values totaling $339 million and fair values totaling $352 million were pledged to secure public deposits at December 31, 2010.

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

	December 31, 2010
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$14,614	$(104)	$14,510	$0	$0	$0
Mortgage-backed securities and collateralized mortgage obligations	444,303	(5,908)	438,395	3,749	(449)	3,300
Other securities	0	0	0	12,703	(185)	12,518

Total	$458,917	$(6,012)	$452,905	$16,452	$(634)	$15,818

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$35,178	$(1,354)	$33,824	$0	$0	$0
Mortgage-backed securities and collateralized mortgage obligations	3,703	(19)	3,684	18,074	(828)	17,246

Total	$38,881	$(1,373)	$37,508	$18,074	$(828)	$17,246

	December 31, 2009
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$17,492	$(69)	$17,423	$0	$0	$0
Mortgage-backed securities and collateralized mortgage obligations	214,750	(2,201)	212,549	4,282	(702)	3,580
Other securities	0	0	0	12,089	(128)	11,961

Total	$232,242	$(2,270)	$229,972	$16,371	$(830)	$15,541

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$4,985	$(80)	$4,905	$0	$0	$0
Mortgage-backed securities and collateralized mortgage obligations	82,385	(960)	81,425	29,991	(3,225)	26,766

Total	$87,370	$(1,040)	$86,330	$29,991	$(3,225)	$26,766

For all security types discussed below where no OTTI is considered necessary at December 31, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Obligations of the U.S. Treasury and other U.S. government agencies: The agency securities consist of medium-term notes issued by the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). These securities are fixed rate and noncallable or are fixed rate and may be callable at the option of the issuer. They were purchased at premiums or discounts and have contractual cash flows guaranteed by agencies of the U.S. Government. The Company has the ability to purchase agency securities with maturity dates up to seven years.

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

Mortgage-backed securities and collateralized mortgage obligations (“CMO”): The agency mortgage-backed securities are comprised largely of fixed and variable rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), FNMA, or FHLMC. They have maturity dates of up to 40 years and have contractual cash flows guaranteed by agencies of the U.S. Government and Government sponsored entities. In addition, this category includes Private Label CMO’s which are either Senior or Super-Senior bonds comprised of non-conforming residential mortgage loans. These securities were all originally rated “AAA” at the time of their purchase by the Bank.

Other securities: This category of securities includes a Community Reinvestment Act oriented mutual fund. In addition, these securities included certain interest-only securities, which were tied to underlying government guaranteed loans and were subject to prepayment and interest rate fluctuations. The Company sold these interest-only securities during the second quarter of 2010.

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

The Company recorded a $136 thousand credit-related OTTI during the fourth quarter of 2010 on two held-to-maturity Private Label CMO’s, based on their cash flow analyses. These securities were issued in 2004 and 2005 and were backed by hybrid adjustable-rate residential mortgage loans. At December 31, 2010, the date of OTTI, these securities had a total amortized cost basis of $4.5 million and a total fair value of $4.0 million. At December 31, 2010, both of these securities were rated investment grade. At December 31, 2010, the Company did not have an intent to sell these securities and it was not more likely than not that the Company would be required to sell these investments before recovery of their remaining amortized cost bases. Therefore, at December 31, 2010, the amount of the credit-related OTTI, $136 thousand, was recognized in earnings and the amount of the noncredit-related impairment of $461 thousand, was recognized in other comprehensive income. The management of the Company believes that it will fully collect the carrying value of these securities on which it has recorded a noncredit-related impairment in other comprehensive income.

In addition to the Private Label CMO’s referenced above, the Company owned six other private label held-to-maturity CMOs with a total amortized cost basis of $13.6 million at December 31, 2010, that had been in an unrealized loss position for more than 12 months. At December 31, 2010 and 2009, total gross unrealized losses related to these CMO’s was $828 thousand and $1.8 million, respectively. The unrealized losses on the Company’s private label CMO portfolio as of December 31, 2010, were generally attributable to the widespread deterioration in economic and credit market conditions over the last 24 months. All of the Company’s private label CMO securities are backed by residential mortgage loans and were rated in the highest available investment grade category at the time of their purchase. As of December 31, 2010, these private label CMOs have been downgraded by one grade or more by at least one of the NRSROs. All of these downgraded securities were rated investment grade as of December 31, 2010.

The Company regularly reviews various credit quality metrics relating to individual private label CMO’s, such as the ratio of credit enhancement to expected losses along with the ratio of credit enhancement to severely delinquent loans (loans 60 days or more delinquent). For certain securities, the Company develops more detailed loss projections by more specifically evaluating the residential mortgage loans collateralizing the security along with expected default rates and loss severities. Based upon this analysis, a cash flow analysis is conducted of the security to determine if the Company will recover its entire amortized cost basis in the security.

Because the Company currently expects to recover the entire amortized cost basis of these other six private label CMO’s and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company does not consider any of these other Private Label CMOs to be other-than-temporarily impaired at December 31, 2010.

The Company recorded a $14 thousand credit-related OTTI during the second quarter of 2009 on one held-to-maturity debt security, based on its cash flow analysis. This security was issued in 2007 and was backed by hybrid adjustable-rate residential mortgage loans. At June 30, 2009, the date of OTTI, this security had an amortized cost basis of $7.3 million and a fair value of $4.4 million. At June 30, 2009, this security was an investment grade security. At June 30, 2009, the Company did not have an intent to sell the security and it was not more likely than not that the Company would be required to sell the investment before recovery of its remaining amortized cost basis. Therefore, at June 30, 2009, the amount of the credit-

related OTTI, $14 thousand, was recognized in earnings and the amount of the noncredit-related impairment of $2.7 million, was recognized in other comprehensive income. Subsequent to June 30, 2009, this security was downgraded to no longer being an investment grade security. The continued credit deterioration of this security contributed to the Company’s decision to sell this security during the fourth quarter of 2009. As a result, the remaining unamortized noncredit-related impairment of $2.5 million that was previously recorded in other comprehensive income was recognized as a realized loss on sale of securities during 2009.

Available-for-Sale (AFS) Securities

During 2008, the Company recorded a $722 thousand OTTI loss on certain interest-only strips within the available-for-sale category. These securities were tied to an underlying government guaranteed loan and were subject to prepayment and interest rate fluctuations. The Company sold these interest-only securities during the second quarter of 2010. For available-for-sale securities, there was no OTTI recorded during 2010 and 2009.

Realized Gains and Losses on Sales of Securities

HTM Debt Securities

During the second quarter of 2010, the Bank sold one private-label CMO that was classified as held-to-maturity resulting in a realized loss of $236 thousand. This security had a carrying value of $2.0 million at the time of sale. During the fourth quarter of 2009, the Bank sold five private-label CMO’s including one CMO that it recorded an OTTI impairment on during the second quarter of 2009 resulting in a realized loss of $7.1 million. These securities had a carrying value of $24.1 million at the time of sale. The decision to sell these securities was due to the significant credit downgrading of the securities to below investment grade. Given these credit downgrades, the current economic uncertainty along with the increasing levels of delinquencies being reported for all residential mortgage loans, the Company believed there was additional risk associated with holding these securities until maturity.

The following table shows the gross realized gains and losses on the sales of held-to-maturity securities (in thousands).

	December 31,
	2010	2009	2008
Proceeds from sales	$1,773	$21,244	$0
Gross realized gains	0	14	0
Gross realized losses	236	7,140	0

Available-for-Sale (AFS) Securities

The following table shows the gross realized gains on the sales of available-for-sale securities (in thousands).

	December 31,
	2010	2009	2008
Proceeds from sales	$10,425	$106,639	$28,398
Gross realized gains	316	5,334	478
Gross realized losses	0	0	0

5.	LOANS

The loan portfolio is classified by major type as follows (in thousands):

	December 31,
	2010	2009
Loans held for sale
Real estate:
Commercial	$0	$10,698
Residential mortgage	2,691	1,080

Total loans held for sale	2,691	11,778

Loans held for investment
Domestic
Commercial and industrial	617,528	795,789
Real estate:
Commercial	1,511,744	1,667,038
Construction	220,076	360,444
Residential mortgage	353,519	344,807
Consumer/other	42,477	52,124
Foreign loans
Commercial and industrial	5,959	10,752
Other loans	1,046	2,319

Total loans held for investment	2,752,349	3,233,273

Total loans	$2,755,040	$3,245,051

Loan maturities and rate sensitivity of the loans held for investment, excluding residential mortgage and consumer loans, at December 31, 2010 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$417,659	$178,812	$21,057	$617,528
Real estate—commercial	261,428	702,827	547,489	1,511,744
Real estate—construction	101,015	91,591	27,470	220,076
Foreign loans	3,288	640	2,134	6,062

Total loans	$783,390	$973,870	$598,150	$2,355,410

Loans with a fixed interest rate	$219,529	$629,266	$167,602	$1,016,397
Loans with a floating interest rate	563,861	344,604	430,548	1,339,013

Total loans	$783,390	$973,870	$598,150	$2,355,410

The loan portfolio consists of various types of loans with approximately 90% outstanding to borrowers located in the Houston, San Antonio, Dallas and Fort Worth, Texas metropolitan areas.

The Company’s largest industry concentration was in the hospitality loan portfolio, which was approximately $281 million, or 10%, of total loans held for investment at December 31, 2010. As of December 31, 2010, there were no other concentrations of loans to any one type of industry exceeding 10% of total loans, nor were there any loans classified as highly leveraged transactions.

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

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	Year Ended December 31,
	2010	2009
Beginning balance	$2,141	$2,100
New loans	75	240
Repayments	(2,101)	(199)

Ending balance	$115	$2,141

6.	CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. The following table presents an aging analysis of loans, segregated by class of loans, as of December 31, 2010, including loans that have been categorized as nonaccrual (in thousands).

	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days Past Due (Accruing)	Past Due (Nonaccrual)	Total Past Due	Current	Total Loan Balance
Loans held for sale
Real estate:
Commercial	$0	$0	$0	$0	$0	$765	$765
Residential mortgage	0	0	0	0	0	1,926	1,926

Total loans held for sale	0	0	0	0	0	2,691	2,691

Loans held for investment
Commercial and industrial:	715	1,828	0	3,849	6,392	617,095	623,487
Real estate:
Commercial	7,100	4,700	436	98,992	111,228	1,400,618	1,511,846
Construction	2,165	664	0	12,791	15,620	204,456	220,076
Residential mortgage	2,590	3,035	71	17,260	22,956	331,354	354,310
Consumer/other	876	6	0	372	1,254	41,376	42,630

Total loans held for investment	13,446	10,233	507	133,264	157,450	2,594,899	2,752,349

Total loans	$13,446	$10,233	$507	$133,264	$157,450	$2,597,590	$2,755,040

Nonaccrual loans were $133 million and $103 million at December 31, 2010 and 2009, respectively. Accruing loans 90 days past due or more were $507 thousand and $41 thousand at December 31, 2010 and 2009, respectively. Interest foregone on nonaccrual loans was approximately $9.1 million, $5.3 million and $3.6 million, respectively, for 2010, 2009 and 2008.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents additional information regarding impaired loans individually evaluated for reserves, segregated by class of loans, for the year ended December 31, 2010 (in thousands):

	Recorded Investment in:
	Impaired Loans with no Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$3,701	$1,040	$4,741	$364	$7,017	$3,946	$8
Real estate:
Commercial	123,278	10,255	133,533	1,555	170,900	127,057	376
Construction	20,030	1,143	21,173	256	24,614	18,998	56
Residential mortgage	16,470	1,842	18,312	164	13,084	13,795	25
Consumer/other	790	0	790	0	885	533	2

Total Individually Evaluated Impaired Loans	$164,269	$14,280	$178,549	$2,339	$216,500	$164,329	$467

The recorded investment in individually assessed impaired loans was $150 million at December 31, 2009, of which $104 million required specific reserves of $11.6 million. Impaired loans at December 31, 2009, included $9.9 million of loans classified as held for sale. There were no impaired loans classified as held for sale at December 31, 2010. The Company has no further significant commitments to lend additional funds to these borrowers. During 2009, $1.8 million of interest was received on impaired loans. No interest on impaired loans was received during 2008.

The following is an analysis of the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2010 (in thousands):

	Commercial and Industrial	Real Estate	Consumer/ Other	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$15,891	$56,040	$997	$1,804	$74,732
Charge-offs	(6,534)	(41,849)	(1,075)	0	(49,458)
Recoveries	1,739	2,930	308	0	4,977
Provision	(4,419)	51,432	217	(340)	46,890

Ending balance	6,677	68,553	447	1,464	77,141

Allowance for Unfunded Loan Commitments:
Beginning balance	0	0	0	0	2,852
Provision	0	0	0	0	(1,652)

Ending balance	0	0	0	0	1,200

Total Allowance for Credit Losses	$6,677	$68,553	$447	$1,464	$78,341

Allowance for Loan Losses Related to:
Loans individually evaluated for impairment	$364	$1,975	$0	$0	$2,339
Loans collectively evaluated for impairment	6,313	66,578	447	1,464	74,802

Total Allowance for Loan Losses	$6,677	$68,553	$447	$1,464	$77,141

Recorded investment in:
Loans individually evaluated for impairment	$4,741	$173,018	$790		$178,549
Loans collectively evaluated for impairment	631,482	1,909,705	32,613		2,573,800

Total recorded investment in loans evaluated for impairment	$636,223	$2,082,723	$33,403		$2,752,349

An analysis of the activity in the allowance for credit losses was as follows (in thousands):

	Year Ended December 31,
	2009	2008
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$49,177	$34,446
Loans charged-off	63,910	16,608
Loan recoveries	(3,032)	(2,149)

Net loans charged-off	60,878	14,459
Provision for loan losses	86,433	29,190

Allowance for loan losses at end of period	74,732	49,177

Allowance for unfunded loan commitments at beginning of period	1,654	927
Provision for losses on unfunded loan commitments	1,198	727

Allowance for unfunded loan commitments at end of period	2,852	1,654

Total allowance for credit losses	$77,584	$50,831

Through the loan review process, the Company maintains a classified and special mention loan listing. Loans on the classified loan list include substandard, doubtful or loss based on probability of repayment, collateral valuation and related collectability. Pass loans are all loans not classified as special mention or substandard. Special mention loans are loans that show warning elements, deficiencies that require attention in the short run, or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan but do show weakened elements as compared with those of a satisfactory credit. Loans classified as “substandard” have clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize the loan’s recoverability. Substandard loans are placed on nonaccrual when management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. The following table presents loans by credit quality indicator at December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Substandard- Nonperforming	Total
Loans held for sale
Real estate:
Commercial	$765	$0	$0	$0	$765
Residential mortgage	1,926	0	0	0	1,926

Total loans held for sale	2,691	0	0	0	2,691

Loans held for investment
Commercial and industrial:	565,562	20,080	33,996	3,849	623,487
Real estate:
Commercial	1,264,308	61,806	86,740	98,992	1,511,846
Construction	160,731	18,267	28,287	12,791	220,076
Residential mortgage	314,350	6,397	16,303	17,260	354,310
Consumer/other	40,853	289	1,116	372	42,630

Total loans held for investment	2,345,804	106,839	166,442	133,264	2,752,349

Total loans	$2,348,495	$106,839	$166,442	$133,264	$2,755,040

7.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$8,978	$9,838
Buildings and improvements	44,389	40,049
Furniture, fixtures and equipment	61,217	59,082

	114,584	108,969
Less accumulated depreciation and amortization	(65,163)	(60,153)

Total	$49,421	$48,816

Depreciation and amortization of premises and equipment totaled $7.2 million in 2010, $8.3 million in 2009 and $8.3 million in 2008.

8.	GOODWILL AND OTHER INTANGIBLES

Goodwill totaled $173 million at December 31, 2010 and 2009. Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amount. Other intangible assets consist primarily of core deposits and other intangibles. Intangible assets with definite useful lives are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is approximately 10 years. An intangible asset subject to amortization shall be tested for recoverability whenever events or changes in circumstances, such as a significant or adverse change in the business climate that could affect the value of the intangible asset, indicate that its carrying amount may not be recoverable. An impairment loss is recorded to the extent the carrying amount of the intangible asset exceeds its fair value.

The Company’s annual evaluation is performed as of September 30 of each year. The goodwill impairment test involves a two-step process. Under the first step, goodwill is assigned to reporting units for purposes of impairment testing. Reporting units used for the goodwill impairment testing include the Company’s banking subsidiary, Sterling Bank and MBM Advisors, a wholly owned subsidiary of Sterling Bank that provides investment advisory and pension administration/consulting services. The estimation of fair value of each reporting unit is compared with its carrying value including the allocated goodwill. At September 30, 2010, goodwill totaled $173 million of which $165 million, or 95%, was allocated to Sterling Bank. If the estimated fair value of a reporting unit is less than its carrying value including goodwill, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill derived under step two is less than its carrying value.

For the Company’s annual impairment test performed as of September 30, 2010, the Sterling Bank reporting unit did not pass the first step of the impairment test, therefore, the Company conducted the second step of the impairment testing. The second step required a comparison of the implied fair value of goodwill to the carrying amount of goodwill and was based on information that was as of September 30, 2010. Based on the results of the step two analysis, the Company determined that there was no impairment of goodwill at September 30, 2010. In light of the overall instability of the economy, the continued volatility in the financial markets, the downward pressure on bank stock prices and expectations of financial performance for the banking industry, including the reporting units, managements’ estimates of fair value may be subject to change or adjustment. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the Company’s market capitalization declines or remains below book value, the Company may update its valuation analysis to determine whether goodwill is impaired. No assurance can be given that goodwill will not be written down in future periods. On January 16, 2011, subsequent to the annual goodwill analysis, the Company entered into a Merger Agreement with Comerica. At the date of the Merger Agreement, Sterling’s common stock was valued at $10.00 per share compared to a book value of $6.10 at December 31, 2010.

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

To determine the implied fair value of goodwill, the fair value of Sterling Bank (as determined in step one) was allocated to all assets and liabilities of the reporting unit including any recognized or unrecognized intangible assets in a manner similar to a purchase price allocation. Key valuations were the fair value of the loan portfolio and debt and the assessment of core deposit and trade name intangible assets. The valuation of the loan portfolio, net of allowance for credit losses resulted in an overall discount of approximately three percent which we believe was supported by transactions occurring in the marketplace and was consistent with the “exit price” principle of fair value. The implied fair value of Sterling Bank’s goodwill exceeded its carrying value by an estimated 20% as of September 30, 2010; therefore, the Company determined there was no impairment of goodwill as of that date.

Other intangible assets totaled $9.5 million at December 31, 2010 including $7.1 million related to core deposits and $2.4 million related to customer relationships. Other intangible assets totaled $11.6 million at December 31, 2009, including $8.8 million related to core deposits and $2.8 million related to customer relationships. Core deposit and other intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. The total amortization expense related to intangible assets was $2.2 million for both 2010 and 2009 and $2.3 million for 2008. The projected amortization for core deposits and other intangibles as of December 31, 2010, is as follows (in thousands):

2011	$2,011
2012	1,801
2013	1,695
2014	1,584
2015	1,327
Thereafter	1,059

Total	$9,477

9.	BANK OWNED LIFE INSURANCE

The Company purchases bank owned life insurance (“BOLI”) policies on the lives of certain officers and is the owner and beneficiary of the policies. These policies provide funding for long-term retirement and other employee benefits costs. The recorded balance of BOLI was $103 million and $99.1 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, approximately $27.4 million and $26.6 million, respectively, of BOLI funds were held in separate accounts with investments in U.S. government, mortgage-backed and corporate debt securities. The cash surrender value of the life insurance policies contained in separate accounts is further supported by a stable value wrap agreement, which protects against changes in the fair value of the investments. BOLI policies are recorded within other assets in the Consolidated Balance Sheets at each policy’s respective cash surrender value, including the value of the stable value wrapper, with changes recorded in noninterest income in the Consolidated Statements of Income.

10.	DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificate of deposits. The remaining maturities of these deposits as of December 31, 2010, are as follows (in thousands):

Three months or less	$248,516
Over three through six months	91,664
Over six through twelve months	173,313
Thereafter	58,985

$572,478

Interest expense for certificates of deposit in excess of $100,000 was approximately $7.9 million, $15.4 million, and $26.7 million for 2010, 2009 and 2008, respectively.

At December 31, 2010, the Bank had $85.3 million in brokered certificates of deposits that were in excess of $100,000, of which $84.1 million will mature in 2011. The remaining balance of these deposits was $1.3 million and will mature in 2012.

There are no major concentrations of deposits.

11.	OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	December 31,
	2010	2009
Federal Home Loan Bank advances	$40,000	$40,500
Repurchase agreements	70,335	55,695
Federal funds purchased and other short-term borrowings	1,867	1,050

Total	$112,202	$97,245

Federal Home Loan Bank Advances—The Company has an available line of credit with the Federal Home Loan Bank (“FHLB”) of Dallas, which allows the Company to borrow on a collateralized basis. At December 31, 2010, the Company had total funds of $1.6 billion available under this agreement of which $40.0 million was outstanding with an average interest rate of 2.94% and matures in seven years. These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities Sold Under Agreements to Repurchase—Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day, while structured repurchase agreements with other financial institutions will have varying terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities. The securities underlying the structured repurchase agreements are held in safekeeping by the purchasing financial institution. At December 31, 2010 and 2009, the Company had securities sold under agreements to repurchase with banking customers of $20.3 million and $5.7 million, respectively. Structured repurchase agreements totaled $50.0 million at December 31, 2010 and 2009, and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a fixed rate of 3.88% and 3.50%, respectively. The rate on these repurchase agreements was zero at December 31, 2009. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Federal Funds Purchased and Other Short-Term Borrowings—The Company has federal funds purchased at correspondent banks. As of December 31, 2010 and 2009, federal funds outstanding with correspondent banks were $1.1 million and payable upon demand. These funds typically mature within one to ninety days.

12.	JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of December 31, 2010, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of Sterling Bancshares. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payments of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by Sterling Bancshares. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Sterling Bancshares making payment on the related junior subordinated debentures. Sterling Bancshares’ obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by Sterling Bancshares of each respective trust’s obligations under the trust securities issued by each respective trust.

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

The trust preferred securities issued under Statutory Trust One, BOTH Capital Trust I, and Capital Trust IV bear interest on a floating rate that resets quarterly. As of December 31, 2010, the floating rate on these securities was 3.75%, 3.39% and 1.90%, respectively, compared to 3.70%, 3.38% and 1.85%, respectively, at December 31, 2009.

13.	SUBORDINATED DEBT

During April 2003, the Bank raised approximately $50.0 million through a private offering of subordinated unsecured notes. These subordinated notes bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. Debt issuance costs of approximately $1.0 million are being amortized over the ten-year term of the notes on a straight-line basis. In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the Bank swapped the fixed rate to a floating rate (discussed in Note 14).

On June 30, 2008, the Bank entered into a subordinated note in the aggregate principal amount of $25.0 million. The subordinated note bears interest at a rate equal to LIBOR plus 2.50% and resets quarterly. The unpaid principal balance plus all accrued and unpaid interest on the subordinated debt shall be due and payable on September 15, 2018. The Bank may prepay the subordinated debt without penalty on any interest payment date on or after September 15, 2013. As of December 31, 2010, the floating rate was 2.80% on the subordinated note compared to 2.75% at December 31, 2009.

14.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company may designate a derivative as either an accounting hedge of the fair value of a recognized fixed rate asset or liability or an unrecognized firm commitment (“fair value” hedge), or an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values. To the extent a hedge is considered effective, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income, net of income taxes. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized as other noninterest income.

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

The Company’s only derivative contract outstanding at both December 31, 2010 and 2009, was an interest rate swap agreement that was designated as a fair value hedge. The table below presents the fair value of the Company’s interest rate swap agreement as well as its classification on the Consolidated Balance Sheets (in thousands):

December 31, 2010			December 31, 2009
	Fair Value			Fair Value
Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
$50,000	$3,073	$0	$50,000	$2,357	$0

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

The table below presents the effect of the Company’s interest rate swap agreement on the Consolidated Statements of Income (in thousands):

Amount of Gain or (Loss) Recognized in Income on Derivative			Amount of Gain or (Loss) Recognized in Income on Hedged Item
Interest expense Year Ended December 31,			Interest expense Year Ended December 31,
2010	2009	2008	2010	2009	2008
$716	$(1,003)	$4,634	$(716)	$1,003	$(4,634)

The Company recognized a net reduction to interest expense of $1.7 million and $1.4 million and a net addition to interest expense of $3 thousand for 2010, 2009 and 2008, respectively, related to the Company’s interest rate swap agreement.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate floors and collars as part of its interest rate risk management strategy. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. Interest rate collars designated as cash flow hedges involve the payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and receipts of variable-rate amounts if interest rates fall below the floor strike rate on the contract. During 2006, the Company purchased a prime interest rate floor with a notional amount of $113 million and a strike rate of 8.00% and a prime interest rate collar contract with a notional amount of $250 million and an 8.42% interest rate cap and an 8.00% interest rate floor. These contracts were designated as cash flow hedges of the monthly interest receipts from a portion of the Company’s portfolio of prime-based variable-rate loans. During the third quarter of 2009, the Company’s interest rate floor matured, and the Company terminated its interest rate collar; accordingly, the Company does not have any derivatives designated as cash flow hedges of interest rate risk as of December 31, 2010 and 2009.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, 2009 and 2008, such derivatives were used to hedge the forecasted variable cash inflows associated with existing pools of prime-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during 2010 or 2008. During 2009, the Company recognized a gain of $2.1 million for hedge ineffectiveness attributable to the aggregate principal amount of the designated loan pools falling below the notional amount.

As of December 31, 2010, there was no remaining gain reported in other comprehensive income related to the terminated collar.

The table below presents the effect of the Company’s interest rate floor and collar on the Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2010	2009	2008
Amount of gain recognized in OCI (effective portion)	$0	$399	$19,750
Amount of gain reclassified from OCI into income (effective portion):
Interest income	5,309	13,267	10,325
Other noninterest income	0	2,488	0
Amount of gain recognized into other noninterest income
(Ineffective portion and amount excluded from effectiveness testing)	0	120	0

The Company had agreements with certain of its derivative counterparties that contained a provision where if the Company defaulted on any of its indebtedness, including default where repayment of the indebtedness had not been accelerated by the lender, then the Company could also have been declared in default on its derivative obligations. As of December 31, 2010, the Company did not have any derivatives that were in a net liability position related to these agreements.

15.	INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current income tax expense	$1,795	$3,261	$25,732
Deferred income tax benefit	(4,658)	(13,498)	(8,367)

Income tax provision (benefit)	$(2,863)	$(10,237)	$17,365

The income tax provision or benefit differs from the amount computed by applying the federal income tax statutory rate of 35% to income from continuing operations as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Taxes calculated at statutory rate	$(756)	$(8,124)	$19,594
Increase (decrease) resulting from:
Tax-exempt interest income	(1,307)	(1,268)	(1,229)
Tax-exempt income from bank owned life insurance	(1,140)	(1,133)	(1,162)
Release of reserves	(290)	0	(689)
Other, net	630	288	851

Income tax provision (benefit)	$(2,863)	$(10,237)	$17,365

Significant deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2010	2009
Deferred tax assets:
Allowance for credit losses	$27,145	$26,880
Depreciable assets	4,054	3,782
Lease improvements/incentives	3,712	0
Nonaccrual loans	3,543	2,016
Deferred compensation	1,899	1,762
Stock-based compensation	1,060	1,058
Real estate acquired by foreclosure	167	973
Other	752	415

Total deferred tax assets	42,332	36,886

Deferred tax liabilities:
Net unrealized gain on available-for-sale securities	4,701	4,309
Core deposit and other intangibles	2,405	3,022
Deferred loan origination costs	1,290	1,473
Prepaid expenses	820	1,137
Other	937	673

Total deferred tax liabilities	10,153	10,614

Net deferred tax assets	$32,179	$26,272

Deferred tax assets and liabilities are recorded within other assets in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of the unrecognized tax benefit is listed below (in thousands):

	2010	2009
Beginning balance at January 1	$290	$265
Increases due to new contingencies	0	25
Decreases due to lapse of applicable statue of limitations	(290)	0

Ending balance at December 31	$0	$290

During 2008, the Company revised its estimate to remove contingent liabilities totaling $619 thousand, related to the expiration of previous tax contingencies and refunds received, including the filing of various state tax returns related to the Company’s mortgage banking segment which was sold in 2003. There were no contingent liabilities removed during the year ended December 31, 2009. Contingent liabilities of $290 thousand were removed during the fourth quarter of 2010 as the three year statute period after the 2006 return filing had expired.

The Company’s policy is that it recognizes interest and penalties as a component of income tax expense. There was no accrued interest or penalties as of December 31, 2010.

The Company operates solely in the United States and is not subject to income tax in any foreign jurisdiction. The Company files a consolidated U.S. federal income tax return and state income and franchise tax returns in various jurisdictions, with its major state jurisdiction being Texas. As of December 31, 2010, the Company’s earliest open year federal income tax return year was for the tax year ended December 31, 2007. The Company’s earliest open state franchise tax return year for its Texas jurisdiction was December 31, 2006. The Company is not currently under audit by any U.S. federal or state jurisdiction as of December 31, 2010.

In December 2010, Congress approved, and the President signed, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The Act provides tax relief by temporarily extending tax incentives that were to expire at the end of 2010. The new law provides 100 percent depreciation bonus for capital investments placed in service after September 8, 2010 through December 31, 2010. The 50 percent depreciation bonus still applies to purchases made between January 1, 2010 through September 7, 2010. These incentives were not included in the tax provision for 2010 as the 50 percent depreciation bonus was not elected in the 2009 tax return. The provisions of this legislation have not had a material impact on the Company’s income tax provision as of December 31, 2010.

16.	EMPLOYEE BENEFITS

Profit sharing plan—Through December 31, 2009, the Company’s profit sharing plan included substantially all employees. The profit sharing plan was terminated in 2009 upon approval of the Board of Directors. The profit sharing contribution was previously made at the discretion of the Board of Directors. Total contributions to the profit sharing plan were limited to 5% of the Company’s pre-tax net income, subject to Internal Revenue Service limitations. During 2009 and 2008, there were no profit sharing contributions as the Company did not achieve the minimum performance metrics required for earnings per share and return on average assets. Earnings per share and return on average assets are the profit sharing plan metrics that were adopted in 2007. Through December 31, 2008, the Company also matched employee 401(k) contributions at 50% of the first 6% of eligible compensation that an employee may elect to defer. The Company match fully vests after four years of service. In 2009, the 401(k) plan was revised to provide a Company match of 100% of the first 5% of eligible compensation. Employee contributions to the 401(k) plan accounts are optional. Contributions to the 401(k) are accrued and funded currently. Total profit sharing and 401(k) matching contribution expenses were $2.3 million, $2.5 million and $1.5 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

Stock-based compensation—The 2003 Stock Incentive and Compensation Plan (the “2003 Stock Plan”), which has been approved by the shareholders, permits the grant of unrestricted stock units, restricted stock units, phantom stock awards, stock appreciation rights or stock options. On August 31, 2007, the Board of Directors of the Company approved and adopted the Long-Term Incentive Stock Performance Program (the “Program”) pursuant to which the Human Resources Programs Committee of the Board of Directors (the “Committee) may award equity-based awards to employees who are actively employed by the Company. All awards made under the 2003 Stock Plan vest over a three year period. Certain share awards granted under previous shareholder-approved plans are still outstanding and unvested at December 31, 2010. Options are granted to officers and employees at grant dates determined by the Committee. These options have exercise prices equal to the fair market value of the common stock at the date of grant, vest ratably over a three or four-year period and must be exercised within ten years from the date of grant. Certain awards provide for accelerated vesting if there is a change in control (as defined in the 2003 Stock Plan).

Total stock-based compensation expense that was charged against income was $2.5 million, $2.6 million and $3.6 million for 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $417 thousand, $556 thousand and $751 thousand for 2010, 2009 and 2008, respectively.

Cash received for exercises under all share-based payment arrangements during 2010, 2009 and 2008 was $124 thousand, $900 thousand and $1.0 million, respectively.

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

	2010	2009	2008
Expected term (years)	5.13	5.04	5.00
Risk-free interest rate	2.38%	2.03%	3.03%
Historical volatility	51.27%	46.67%	29.70%
Dividend yield	1.03%	3.29%	2.11%

A summary of changes in outstanding stock options as of December 31, 2010 is as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Shares under option, beginning of period	1,392	$8.99
Shares granted	822	5.58
Shares forfeited or expired	(382)	8.44
Shares exercised	(18)	4.50

Shares under option, end of period	1,814	$7.68	7.17	$1,235

Shares exercisable, end of period	818	$9.60	5.04	$49

The weighted average grant-date fair value of the options granted during 2010, 2009 and 2008 was $2.40, $2.22 and $2.83, respectively. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $10 thousand, $174 thousand and $164 thousand, respectively.

Share awards—A summary of the status of the Company’s nonvested share awards as of December 31, 2010, is presented below (shares in thousands):

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested share awards, beginning of year	510	$8.89
Shares granted	487	5.15
Shares forfeited	(202)	8.65
Shares vested	(154)	9.62

Nonvested share awards, end of year	641	$5.84

As of December 31, 2010, there was $2.5 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.82 years. The total fair value of shares vested during 2010 was $1.5 million.

Included in the Program are certain grants of performance-based share awards whose vesting is contingent on the Company obtaining certain performance metrics. These performance metrics include an earnings per share growth versus the Company’s peer banks and a return on assets performance versus the Company’s peer banks. The Company records the performance-based share awards assuming performance metrics will be obtained. Periodically, the Company assesses its metrics as compared to its peers and estimates a certain percentage of the awards will be earned. During 2010 the Company revised its estimates for performance-based share awards granted in 2008 to reflect a 35% performance obtainment. As a result, during 2010 the Company reversed $1.3 million of stock-based compensation expense related to these 2008 performance-based share awards. During 2009, the Company revised its estimates for performance-based share awards granted in 2007 to reflect a 50% performance obtainment. As a result, the Company reversed $640 thousand of stock-based compensation expense related to these 2007 performance-based share awards. The Company estimates that performance metrics will be obtained for performance-based share awards granted in 2009 and 2010, however, if performance measures are not met or are exceeded, the expense for those awards will be reversed or recorded based on the revised performance metrics.

On December 20, 2007, the Company entered into an employment agreement with its chief executive officer (“CEO”). This agreement replaced the existing agreement, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”), to be earned based on specified performance metrics. The total value of the stock grant was based on the current market price on the date of grant. Under the agreement, the new performance metrics include an earnings per share growth versus the Company’s peer banks and a return on assets performance versus the Company’s peer banks. The Company recorded the performance-based share awards assuming performance metrics will be obtained. The Company recorded compensation expense of $701 thousand in 2008 related to the PRSUs granted under the new agreement. During 2009, the Company revised its estimate and determined that the CEO had earned 50% of the PRSUs awarded in 2007. As a result, during 2009 the Company reversed $1.1 million of stock-based compensation expense related to the unearned awards. Although entitled to the vested and earned 50% of the PRSUs, the CEO elected not to accept the award. The CEO and the Company agreed to an irrevocable waiver on receipt and rights to the stock awards. Because the CEO was entitled to the PRSUs, the Company did not reverse the stock-based compensation expense related to the earned portion of the PRSUs. As such, the deferred tax asset associated with the earned PRSUs was written off against surplus in December 2009 with no income statement impact. This plan expired on December 31, 2009.

On July 9, 2010, the Company entered into a new employment agreement with its CEO, in which the CEO was awarded 187,500 PRSUs. The PRSUs may be earned based on specified performance metrics which include an earnings per share growth versus the Company’s peer banks and a return on assets performance versus the Company’s peer banks. The PRSUs have a three year vesting period and will vest on June 30, 2013, based on the Company’s performance as compared to its peers over the three year period beginning July 1, 2010, and ending on June 30, 2013. The Company recorded stock-based compensation expense for this agreement of $148 thousand in 2010. Under this agreement, these PRSUs will have an accelerated vesting if there is a change in control as defined in the agreement.

Stock purchase plan—The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) effective July 1, 2004, which superceded the 1994 Employee Stock Purchase Plan to eligible employees. An aggregate of 2.3 million shares of Company common stock may be issued under the Purchase Plan subject to adjustment upon changes in capitalization. The Purchase Plan is a compensatory benefit plan to all employees who are employed for more than 20 hours per week and meet minimum length-of-service requirements of three months. The Purchase Plan is subscribed through payroll deductions which may not exceed 10% of the eligible employee’s compensation. The purchase price for shares available under the Purchase Plan is 90% of the lower of the fair market value on either the first or last day of each quarter. Compensation expense associated with the Purchase Plan was determined using a Black-Scholes-Merton option pricing formula. Assumptions used in this formula were the same as disclosed above for incentive stock options except that an expected term of three months was used. During 2010, 63,715 shares were subscribed for through payroll deductions under the Purchase Plan compared to 84,674 shares for 2009 and 69,998 shares for 2008.

Deferred compensation plans—On August 1, 2007, the Board of Directors approved an Amended and Restated Deferred Compensation Plan (“Amended Deferred Compensation Plan”) for Sterling Bancshares, Inc. which was effective for compensation periods beginning in September 2007. In connection with the Amended Deferred Compensation plan, the Company established a Rabbi Trust which was funded by the Company in order to satisfy the Company’s contractual liability to pay benefits under the terms of the Amended Deferred Compensation plan. Plan assets are invested generally in the same investments available to the participants of the 401(k) plan, including Sterling Bancshares, Inc. stock. The Rabbi Trust is subject to the claims of the Company’s creditors.

At December 31, 2010 and 2009, investments held in the Rabbi Trust of $4.1 million and $3.8 million, respectively, were included in other assets on the Company’s Consolidated Balance Sheet. Investment funds held by the trust are accounted for as trading securities and therefore, unrealized gains and losses associated with these investments are included in the Company’s Statements of Income within other noninterest income. The Company had realized losses of $17 thousand on plan assets which were deducted from the plan assets during 2010. Plan assets that are invested in the Company’s common stock are included as a reduction of the Company’s shareholder equity. The funded Amended Deferred Compensation Plan liabilities totaling $4.7 million and $4.3 million are included in other liabilities at December 31, 2010 and 2009, respectively. The Company recorded increases to compensation expense of $378 thousand and $263 thousand during 2010 and 2009, respectively, as a result of changes in the plan liabilities.

The Company also has unfunded defined benefit deferred compensation agreements for certain former management as the result of prior acquisitions. At both December 31, 2010 and 2009, these deferred compensation agreements have an estimated benefit obligation of $1.7 million and $1.8 million, respectively, which were included in other liabilities. These retirement agreements provide for varying monthly benefits ranging from ten years to the life of the participant.

17.	SHAREHOLDERS’ EQUITY

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

During the second quarter of 2009, the Company fully redeemed the $125 million Series J preferred stock that was sold to the U.S. Treasury in December of 2008. The Company was approved to pay the funds back without any condition from regulators. As a result of the redemption, the Company recorded a one-time $7.5 million charge to retained earnings in the form of an accelerated deemed dividend to account for the difference between the amount at which the preferred stock sale had been initially recorded and its redemption price. The Warrant to purchase 2.6 million shares of the Company’s common stock remained outstanding with the U.S. Treasury until they were auctioned by the U.S. Treasury in June 2010. The Warrant is listed on Nasdaq under the symbol “SBIBW”.

Treasury stock—On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2.5 million shares of common stock, not to exceed 500 thousand shares in any calendar year. On January 29, 2007, the Company’s Board of Directors authorized an increase in the number of shares to be repurchased to adjust for the three-for-two stock split approved by the Board of Directors on October 30, 2006. On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Repurchase Program”). The amendment increased by 750 thousand shares the total number of shares that may be repurchased by the Company under the Repurchase Program in the fiscal year 2007. The aggregate number of shares originally approved by the Board of Directors for repurchase under the Repurchase Program remains unchanged at 3.8 million shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. There were no shares repurchased during 2010.

18.	EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed based on the following (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net income (loss) applicable to common shareholders	$704	$(22,316)	$38,221
Basic:
Weighted average shares outstanding	98,617	78,696	73,177
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and nonvested share awards	210	0	311

Total	98,827	78,696	73,488

Earnings (loss) per common share:
Basic	$0.01	$(0.28)	$0.52

Diluted	$0.01	$(0.28)	$0.52

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. The calculation of diluted earnings (loss) per common share excludes 2,252,262, 1,603,428, and 837,381 options and nonvested share awards outstanding during 2010, 2009, and 2008, respectively, which were antidilutive. Options and nonvested share awards were excluded from the computation of diluted loss per share for 2009, as the effect would have been antidilutive. In addition, the calculation excludes the Warrant issued to the U.S. Treasury in December 2008 to purchase 2.6 million shares of common stock, which was antidilutive.

19.	COMMITMENTS AND CONTINGENCIES

Leases—A summary as of December 31, 2010, of noncancelable future operating lease commitments is as follows (in thousands):

2011	$8,976
2012	8,507
2013	8,437
2014	7,346
2015	6,354
Thereafter	66,199

Total	$105,819

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $10.4 million, $11.7 million and $10.5 million for 2010, 2009 and 2008, respectively.

Litigation—The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of these matters will not have a material adverse impact on the consolidated financial statements.

On January 18, 2011, a purported shareholder of Sterling Bancshares filed a putative class action lawsuit relating to the Merger in the 11th District Court of Harris County, Texas, captioned Bailey v. Sterling Bancshares, Inc. et al., Cause No. 201103205. The plaintiff voluntarily dismissed the lawsuit on March 2, 2011.

On February 2, 2011, a purported shareholder of Sterling Bancshares filed a shareholder derivative lawsuit on behalf of Sterling Bancshares in the 295th District Court of Harris County, captioned Stockton v. Bird et al., Cause No. 201107148. The lawsuit names as defendants the Company, certain of its directors and officers, and Comerica. The lawsuit challenges the fairness of the Merger, alleges that the director and officer defendants breached their fiduciary duties to the Company, and that the Company and Comerica aided and abetted those alleged breaches. The lawsuit generally seeks an injunction barring defendants from consummating the Merger, a declaratory judgment that the defendants breached their fiduciary duties to the Company, an accounting of all damages allegedly caused by alleged breaches of fiduciary duties, and an accounting of all profits and special benefits allegedly obtained by the defendants as a result of the alleged breaches of fiduciary duty. In addition, if the Merger is consummated, the lawsuit seeks rescission of the Merger or an award of rescissory damages.

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

20.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	December 31,
	2010	2009
Commitments to extend credit	$646,496	$704,107
Standby and commercial letters of credit	70,334	55,312

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

21.	REGULATORY MATTERS

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2010 and 2009, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they were subject.

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

During the fourth quarter of 2008, the Company received $125 million in capital from the U.S. Treasury as the result of its participation in the TARP Capital Purchase Program. During the second quarter of 2009, the Company fully redeemed the $125 million Series J preferred stock that it sold to the U.S. Treasury in December 2008 (discussed in Note 17).

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

The Company also takes into account its discussions and agreements with the Federal Deposit Insurance Corporation (“FDIC”) and its other regulators. As part of an informal agreement that Sterling Bank entered into on January 26, 2010, with the FDIC and the Texas Department of Banking, the Company submitted to such regulatory agencies a capital management plan that reflected Sterling Bank’s plans to maintain for the next three years minimum regulatory capital levels that are in excess of the minimum requirements to remain well capitalized but below its regulatory capital levels at December 31, 2009. If the Company is unable to maintain the regulatory capital levels that it proposed in its capital management plan or if it fails to adequately resolve any other matters that any of its regulators may require the Company to address in the future, the Company could become subject to more stringent supervisory actions. The Company believes it is in compliance regarding the informal agreement with the regulatory agencies and the capital plan that was submitted and accepted by those agencies.

Although not required to, the Company agreed to provide the FDIC and the Texas Department of Banking advance notice of any dividend payments it proposed to make from Sterling Bank to Sterling Bancshares. The Company currently has available at the holding company sufficient liquidity to continue its current dividend payments and meet all of its other holding company only obligations for approximately 24 months without the payment of any dividends from Sterling Bank to Sterling Bancshares.

The Company’s informal agreement with the FDIC and the Texas Department of Banking also included provisions that required the Company to perform certain reviews of its personnel, policies, procedures and practices, none of which had a material impact on the operations of Sterling Bank or Sterling Bancshares.

The Company’s informal agreement with the FDIC and the Texas Department of Banking does not include any other provision that it believes will have a material impact on the operations of Sterling Bancshares.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
Consolidated:
As of December 31, 2010:
Total capital (to risk weighted assets)	$596,495	18.1%	$263,658	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	508,616	15.4%	131,829	4.0%	N/A	N/A
Tier 1 capital (to average assets)	508,616	10.3%	197,099	4.0%	N/A	N/A

As of December 31, 2009:
Total capital (to risk weighted assets)	$526,919	14.4%	$292,569	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	424,409	11.6%	146,284	4.0%	N/A	N/A
Tier 1 capital (to average assets)	424,409	8.9%	191,045	4.0%	N/A	N/A

Sterling Bank:
As of December 31, 2010:
Total capital (to risk weighted assets)	$556,077	16.9%	$263,572	8.0%	$329,465	10.0%
Tier 1 capital (to risk weighted assets)	468,212	14.2%	131,786	4.0%	197,679	6.0%
Tier 1 capital (to average assets)	468,212	9.5%	197,054	4.0%	246,317	5.0%

As of December 31, 2009:
Total capital (to risk weighted assets)	$513,792	14.1%	$292,309	8.0%	$365,386	10.0%
Tier 1 capital (to risk weighted assets)	411,322	11.3%	146,154	4.0%	219,232	6.0%
Tier 1 capital (to average assets)	411,322	8.6%	190,915	4.0%	238,644	5.0%

Trust preferred securities are included in the Company’s Tier 1 capital for regulatory purposes pursuant to guidance from the Federal Reserve. Under provisions of the Dodd-Frank Reform Act, bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, will be permitted to continue to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital.

Dividend restrictions—Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. As discussed above, the capital management plan that the Company submitted to its regulators, reflects a variety of operational factors including the Company’s plans for dividend payments from the Bank to Sterling Bancshares and from Sterling Bancshares to its shareholders. The Company agreed to give its regulators advance notice of any dividend payments it proposed to make from Sterling Bank to Sterling Bancshares. The Company has sufficient liquidity to continue its current dividend payments and meet its other parent-only obligations for approximately 24 months without the payment of any dividends from the Bank.

The terms of the Merger Agreement restrict the Company from declaring or paying any dividends without the consent of Comerica while the Merger is pending; provided, however, the Company may declare and pay regular quarterly cash dividends at a rate not in excess of $0.015 per share. Furthermore, the last quarterly dividend by the Company prior to completion of the Merger shall be coordinated with Comerica, so that shareholders of Sterling Bancshares do not receive dividends on both Sterling Bancshares common stock and Comerica common stock received in the Merger.

22.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$1,287,555	$0	$1,287,555	$0
Interest rate swap	3,073	0	3,073	0

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$846,216	$0	$843,731	$2,485
Interest rate swap	2,357	0	2,357	0

The table below presents a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and summarizes gains and losses due to changes in fair value. Level 3 available-for-sale securities included certain interest-only strips which were valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and prepayment rates.

	Level 3 Instruments
	Fair Value Measurements Using Significant Unobservable Inputs
	Available-for-Sale Securities
	Year Ended December 31, 2010	Year Ended December 31, 2009
Balance at beginning of period	$2,485	$2,516
Total gains or losses for the period included in:
Noninterest income	213	0
Other comprehensive income	0	739
Purchases, issuances, settlements and amortization	(2,698)	(770)
Transfers in and/or out of Level 3	0	0

Balance at end of period	$0	$2,485

Net unrealized losses included in net income for the period relating to assets held at the end of period	$0	$0

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

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the year ended December 31, 2010, individually assessed impaired loans over $100 thousand were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Individually assessed impaired loans with a carrying value of $53.7 million were reduced by a specific valuation allowance or charged-down to their fair value of $38.3 million during the year ended December 31, 2010.

The Company recorded additions to other real estate owned and other repossessed assets of $35.5 million and $2.8 thousand, respectively, which were outstanding at December 31, 2010. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs within the fair value hierarchy based on observable market data and Level 3 inputs based on customized discounting criteria. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs through the allowance for loan losses. Foreclosed assets were remeasured at fair value subsequent to initial recognition. In connection with the remeasurement, the Company recorded write-downs of other real estate owned of $2.0 million for the year ended December 31, 2010. During the year ended December 31, 2010, the Company sold other real estate owned with a book value of $20.6 million resulting in net gains of $2.4 million.

During the fourth quarter of 2010, the Company recorded a $136 thousand credit-related OTTI on two held-to-maturity debt securities with a total amortized cost basis of $4.5 million based on its cash flow analysis using Level 2 inputs within the fair value hierarchy. At December 31, 2010, the Company did not have an intent to sell these securities, and it was not more likely than not that the Company would be required to sell these investments before recovery of their remaining amortized cost basis. During the second quarter of 2009, the Company recorded a $14.0 thousand credit-related OTTI on one held-to-maturity debt security with an amortized cost basis of $7.3 million based on its cash flow analysis using Level 2 inputs within the fair value hierarchy. This security was subsequently sold in the fourth quarter of 2009 for a realized loss of $2.0 million.

As of December 31, 2010, the Company had a balance of $2.7 million in loans held for sale. Loans held for sale are considered a Level 3 input within the fair value hierarchy based on current investor market pricing from investors in these types of loans.

During the second quarter of 2009, the Company fully redeemed the $125 million Series J preferred stock that it sold to the U.S. Treasury in December 2008. In 2008, the Company sold 125,198 preferred shares and issued a Warrant to purchase 2.6 million shares of the Company’s common stock. The proceeds from the TARP Capital Purchase Program were allocated between the preferred stock and the Warrant based on relative fair values. The Series J preferred stock was determined using Level 3 inputs based on similar types of securities. The fair value of the Series J preferred stock was determined based on assumptions regarding the discount rate (market rate) on the preferred stock which was estimated to be approximately 11% at the date of issuance. The discount on the Series J preferred stock was accreted to par value using a constant effective yield of 6.4% over a five-year term, which is the expected life of the preferred stock. The fair value of the Warrant was determined based on Level 2 inputs using the Black-Scholes-Merton option pricing model which incorporated assumptions at the date of issuance including the Company’s common stock price of $5.68, a dividend yield of 3.87%, stock price volatility of 45% and risk-free interest rate of 2.77%. The Warrant was auctioned by the U.S. Treasury in June 2010.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2010.

The following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Held-to-maturity securities	$265,080	$267,657	$222,845	$222,340
Loans held for sale	2,691	2,691	11,778	11,778
Loans held for investment, net of allowance	2,675,208	2,534,139	3,158,541	2,998,569
Financial liabilities:
Time deposits	796,116	797,296	946,279	946,897
Other borrowed funds	112,202	115,575	97,245	95,368
Subordinated debt	78,059	73,067	77,338	72,889
Junior subordinated debt	82,734	58,010	82,734	54,414

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

23.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$47,633	$51,165	$52,838	$53,807	$57,672	$59,934	$61,422	$62,464
Interest expense	8,024	9,008	9,991	9,727	10,892	12,083	12,854	13,954

Net interest income	39,609	42,157	42,847	44,080	46,780	47,851	48,568	48,510
Provision for credit losses	5,250	7,716	9,336	22,936	11,000	56,131	11,500	9,000

Net interest income after provision for credit losses	34,359	34,441	33,511	21,144	35,780	(8,280)	37,068	39,510
Noninterest income	8,877	9,490	8,525	6,537	5,491	9,113	10,493	10,798
Noninterest expense	41,504	37,780	40,806	38,953	39,490	40,075	44,021	39,598

Income (loss) before income taxes	1,732	6,151	1,230	(11,272)	1,781	(39,242)	3,540	10,710
Income tax provision (benefit)	(169)	1,696	634	(5,024)	45	(14,518)	933	3,303

Net income (loss)	$1,901	$4,455	$596	$(6,248)	$1,736	$(24,724)	$2,607	$7,407

Preferred stock dividends	0	0	0	0	0	0	7,458	1,884

Net income (loss) applicable to common shareholders	$1,901	$4,455	$596	$(6,248)	$1,736	$(24,724)	$(4,851)	$5,523

Earnings (loss) per common share:
Basic	$0.02	$0.04	$0.01	$(0.07)	$0.02	$(0.30)	$(0.06)	$0.08

Diluted	$0.02	$0.04	$0.01	$(0.07)	$0.02	$(0.30)	$(0.06)	$0.08

24.	PARENT-ONLY FINANCIAL STATEMENTS

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(In thousands)

	2010	2009
ASSETS
Cash and cash equivalents	$36,886	$13,116
Accrued interest receivable and other assets	6,900	1,661
Investment in subsidiaries	659,750	607,702
Investment in Sterling Bancshares Capital Trusts	2,484	2,484

TOTAL ASSETS	$706,020	$624,963

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$1,362	$1,696
Junior subordinated debt	82,734	82,734

Total liabilities	84,096	84,430

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock	0	0
Common stock	103,852	83,721
Capital surplus	239,940	170,848
Retained earnings	290,800	295,909
Treasury stock	(21,399)	(21,399)
Accumulated other comprehensive income, net of tax	8,731	11,454

Total shareholders' equity	621,924	540,533

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$706,020	$624,963

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008
REVENUES:
Dividends received from bank subsidiaries	$0	$21,400	$15,995
Interest income on time deposits	396	9	0
Other income	327	118	173

Total revenues	723	21,527	16,168
EXPENSES:
Interest expense on junior subordinated debt	4,182	4,487	5,731
General and administrative	2,800	2,134	1,429

Total expenses	6,982	6,621	7,160
Income (loss) before equity in undistributed earnings of subsidiaries and income taxes	(6,259)	14,906	9,008
Equity in undistributed earnings (loss) of subsidiaries	4,771	(30,156)	27,163

Income (loss) before income tax benefit	(1,488)	(15,250)	36,171
Income tax benefit	2,192	2,276	2,448

Net income (loss)	$704	$(12,974)	$38,619

STERLING BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$704	$(12,974)	$38,619
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiary	(4,771)	30,156	(27,163)
Change in operating assets and liabilities:
Accrued interest receivable and other assets	(3,245)	644	356
Accrued interest payable and other liabilities	(334)	(118)	73

Net cash (used in) provided by operating activities	(7,646)	17,708	11,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments in and advances to subsidiaries	(50,000)	(50,000)	(125,198)
Sale or repayment of investments in and advances to subsidiaries	0	125,198	0

Net cash (used in) provided by investing activities	(50,000)	75,198	(125,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(9)	(63)	(1,091)
Proceeds from issuance of common stock	87,238	57,586	4,685
Proceeds from issuance of preferred stock	0	0	125,198
Redemption of preferred stock	0	(125,198)	0
Payments of cash dividends	(5,813)	(15,940)	(16,115)

Net cash provided by (used in) financing activities	81,416	(83,615)	112,677

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,770	9,291	(636)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,116	3,825	4,461

CASH AND CASH EQUIVALENTS AT END OF YEAR	$36,886	$13,116	$3,825