Form 10-K/A
period 2010-12-31
STERLING BANCSHARES INC
filed 2011-04-08
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34768

STERLING BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2175590
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2950 North Loop West, Suite 1200 Houston, Texas	77092
(Address of principal executive offices)	(Zip Code)

(713) 446-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value	NASDAQ Global Select Market
(Title of Class)	(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 30, 2011, there were 102,118,118 shares of the registrant’s common stock, $1.00 par value, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

As previously announced, on January 16, 2011, Sterling Bancshares, Inc. (the “Company”) and Comerica Incorporated (“Comerica”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into Comerica, with Comerica surviving the merger, and each share of Company common stock will be converted into the right to receive 0.2365 shares of Comerica common stock (the “Merger”). Completion of the Merger is subject to (i) approval of the Merger by the shareholders of the Company, (ii) applicable regulatory approvals, including the Federal Reserve Board pursuant to Section 3 of the Bank Holding Company Act of 1956, as amended, and (iii) other customary closing conditions.

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 and 15(a)(3) of our previously filed Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities Exchange Commission on March 9, 2011 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors, provided the definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. As a result of the proposed Merger, the Company’s definitive proxy statement will not be filed within 120 days after the end of the Company’s fiscal year. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

Also included in this Amendment are the certifications required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10-14 and 15(a)(3) of the Original Form 10-K have been amended and restated in their entirety. Except as stated herein, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K on March 9, 2011 and no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information with respect to the Company’s directors.

Name	Age	Expiration Date of Current Term	Board Class and Committee Membership	Year First Became Director
Edward R. Bardgett	68	2013	Class III Director and Director of Sterling Bank (the “Bank”). Human Resources Program Committee.	2006
George Beatty, Jr.	72	2011	Class I Director and Director of the Bank. Executive and Risk Management Committee, Chair - Human Resources Programs Committee, and Strategic Planning Committee. Directors’ Loan Committee of the Bank.	2002
Anat Bird	59	2011	Class I Director and Director of the Bank. Human Resources Programs Committee and Strategic Planning Committee. Directors’ Loan Committee of the Bank.	2002
J. Downey Bridgwater	53	2011	Class I Director and Director & Chairman of the Bank. Executive and Risk Management Committee, and Strategic Planning Committee. Chair – Directors’ Loan Committee and member Asset/Liability Committee of the Bank.	1998
Raimundo Riojas E.	70	2012	Class II Director. Human Resources Programs Committee.	1994
Bernard A. Harris, Jr., M.D.	54	2013	Class III Director. Audit Committee. Asset/Liability Committee and Trust Administrative Committee of the Bank.	2006
David L. Hatcher	68	2012	Class II Director. Chair - Executive and Risk Management Committee, Corporate Governance and Nominating Committee, and Strategic Planning Committee.	1999
Glenn H. Johnson	70	2013	Class III Director and Director of the Bank. Chair – Trust Administrative Committee of the Bank.	1990
Joe D. Koshkin	64	2011	Class I Director and Director of the Bank. Audit Committee. Asset/Liability Committee of the Bank.	2010
R. Bruce LaBoon	69	2013	Class III Director and Director of the Bank. Executive and Risk Management Committee, Corporate Governance and Nominating Committee, and Strategic Planning Committee. Directors’ Loan Committee of the Bank.	2004
Sheldon I. Oster	73	2012	Class II Director. Audit Committee.	2009
Roland X. Rodriguez	58	2011	Class I Director. Chair - Audit Committee, Executive Risk Management Committee, and Corporate Governance and Nominating Committee.	2007
Dan C. Tutcher	62	2012	Class II Director. Chair - Corporate Governance and Nominating Committee, and Executive and Risk Management Committee.	2005
Elizabeth C. Williams	68	2011	Class I Director and Director of the Bank. Asset/Liability Committee of the Bank.	2008

Director Biographies

Edward R. Bardgett. Mr. Bardgett retired as President of Zachry Nuclear, Inc. on December 31, 2010. Zachry Nuclear, Inc. encompasses Zachry Nuclear Construction and Zachry Nuclear Engineering, based in San Antonio, Texas. Mr. Bardgett held numerous senior management positions in his 20-year career with the Zachry organization, including Senior Vice President of Special Initiatives. Additionally, he continues to serve on the Board of Directors of Zachry Holdings, Inc. During his lengthy business career, Mr. Bardgett developed broad business experience and management skills in industries ranging from manufacturing to chemicals to petroleum, including serving in executive human resources capacities. At various times he has also served on the boards of non-profit organizations. During his tenure in executive, senior management, and board positions on both for profit and non-profit boards, Mr. Bardgett has utilized his skills, judgment, and experience to evaluate and manage risk in dynamic and real-time daily situations as well as in longer-term business planning. Collectively, Mr. Bardgett’s business experience, skills and previous executive and board service, especially during past economically challenging times, benefits the Company and its risk management process. He applies all of the foregoing experience, skills and service to assist the Company in the formulation of business growth strategies as well as risk mitigation strategies, in areas that include personnel, benefits, and other human resources related matters, and Mr. Bardgett also provides guidance on growth strategies in both the near-term and long-term outlook for the Company. Mr. Bardgett is a former member of the U.S. Chamber’s Labor Relations Committee and the chairman of the board of the American Heart Association in San Antonio. He is a former member of the board of directors of Petroleum Services, Inc., a Baton Rouge, Louisiana-based distribution/services corporation.

George Beatty, Jr. Mr. Beatty has served as President of George Beatty Associates, a consulting firm for small to medium sized businesses, since June 2002. Prior to his retirement from the Greater Houston Partnership in 2002, he was President of the Chamber of Commerce Division from 1998 to 2002. He served as senior vice president of the Greater Houston Partnership’s Member Services Division prior to assuming the role of Chamber Division President. Mr. Beatty joined the Partnership in 1990 from the position of Dean of Development at College of the Mainland in Texas City, Texas. Mr. Beatty also serves as a director for First Commonwealth Mortgage Trust, Holly Mortgage Trust and Africap, LLC. He also serves as a volunteer director on various non-profit and civic boards. During his career Mr. Beatty served in senior management positions and gained valuable experience and skills in managing financial, administrative, physical plant and auxiliary services, including the risks associated with those areas. Mr. Beatty applies his experience and skills for the benefit of the Company and provides guidance in the areas of loan review, risk assessment, human resources programs, benefits, incentive plan development and review, and operations risk analysis. Mr. Beatty also has experience in public relations and fund raising and employs his past experience and skills to the oversight of the Company.

Anat Bird. Ms. Bird has been the President and Chief Executive Officer of SCB Forums, Ltd., a company she founded that arranges and facilitates peer group meetings for bank executives as well as provides consulting services to financial services companies and conducts seminars for corporate executive officers of major regional banks, since May 1994. These seminars address a wide range of issues including all major risk areas affecting financial institutions. Ms. Bird served as Chief Executive Officer of California Community Bankshares from March to November 2001. She served as Executive Vice President of Wells Fargo Bank in Sacramento, California from August 1997 to March 2001 and as Chief Operating Officer of Roosevelt Bank in St. Louis, Missouri from June 1995 to August 1997. Ms. Bird also served as a director of Sun Bancorp, Inc. from January 2007 to June 2009, which is a public company that is subject to the reporting requirements of the Exchange Act, and of First Indiana Bank from 2002 to 2007, which was a public company that was subject to the reporting requirements of the Exchange Act. Ms. Bird currently serves as a director of MidFirst Bank based in Oklahoma City, Oklahoma and as a director of WSFS Bank, Wilmington, Delaware. In her capacities at Wells Fargo and Roosevelt Bank, Ms. Bird was involved with risk assessment in many areas for those financial institutions. Ms. Bird has 30 years of experience in the banking industry and currently conducts 40 meetings per year for banks across the country through SCB Forums. Her past and current experiences in the banking industry provide her with a unique opportunity to become familiar with current challenges faced by banks across the country as well as solutions offered and implemented by a wide variety of bankers. All of the foregoing provides Ms. Bird with certain skills and experience that benefit the Company in the areas of loan review, risk assessment, compliance, and both short-term and long-term strategic planning. Additionally, the peer group meetings facilitated through SCB Forums allows her to bring to the Company current and relevant issues, concerns, and solutions to address the rapidly changing business, economic and regulatory landscape for the financial services industry.

J. Downey Bridgwater. Mr. Bridgwater was elected Chairman of the Company and of the Bank in November 2005. Mr. Bridgwater assumed the role of Chief Executive Officer of the Company and the Bank in January 2002 and has been President of the Company and the Bank since December 1997. Mr. Bridgwater has been a banker in the State of Texas for over 30 years. His banking experience includes positions at financial institutions ranging in asset size from $1 billion to $110 billion, and spans responsibilities in a wide variety of areas including: operations functions, lending, special assets, loan review, and merger & acquisition due diligence. Additionally, Mr. Bridgwater has either participated in or led 18 bank acquisitions, mergers, or dispositions (including the related conversions and integrations) of whole entities and/or specific assets or asset pools during his banking career. Mr. Bridgwater has extensive experience working with financial institution regulatory agencies including the FDIC, OCC, FFIEC, SEC, Federal Reserve Bank, and the Texas Department of Banking. During Mr. Bridgwater’s career he has gained valuable experience managing and operating banks through challenging economic environments. As a result, he has developed experience in identifying, assessing, managing, and mitigating credit related risk, as well as other types of risk. This experience, as well as certain skills acquired over his career, benefits the Company in terms of near and long term strategic planning, and in the areas of Company-wide risk assessment with an emphasis on credit risk; lending; operational risk; reputation risk; compliance; and financial analysis and performance.

Raimundo Riojas E. For the last seventeen years, Mr. Riojas has been the President of Duwest, Inc., a joint venture of Westrade, Inc. and E.I. DuPont de Nemours, engaged in the distribution of crop protection products and the manufacture of industrial and automotive coatings. Since 2007, Mr. Riojas has been a member of the board of directors of RiceCo headquartered in Memphis, Tennessee, whose principal business is the manufacture of rice crop protection products. He has attended seminars related to bank executive and board compensation. Additionally, Mr. Riojas has managed various businesses related to farming operations through difficult financial environments with a high degree of success through rationalization of resources to effect more efficient operations. The foregoing experience and skill benefits the Company as it navigates the ongoing challenges and risks inherent in effecting more efficient operations and in particular in the areas of human resources, personnel allocation, and strategic planning related thereto.

Bernard A. Harris, Jr., M.D. Dr. Harris has been President and Chief Executive Officer of Vesalius Ventures, a Houston-based venture capital firm, since June 2001. He has also been the Managing Director of The Space Agency, a marketing agency, since 2001 and Managing Partner of Vesalius Capital Group, an investment company, since 2008. Dr. Harris is a medical doctor licensed to practice medicine in Texas. He also holds a Masters in Business Administration (MBA). Dr. Harris has served as the Treasurer and Chair of the Finance Committee for the Greater Houston Community Foundation for three years. He served as Vice President for Space Media, Inc., from 1999 to 2001, where he established an international space education program. Since 1998, Dr. Harris has also been President of PBI, Inc., an investment firm. He is the founder and President of the Harris Foundation, a non-profit organization which supports math and science education for youths. Dr. Harris is a director of U.S. Physical Therapy, Inc., a public company that is subject to the reporting requirements of the Exchange Act. He also serves on the board of directors of RMD Networks, The Endowment Fund, and Monebo Technologies. Additionally he serves on a number of non-profit and civic boards. The business and management experience and skills gained by Dr. Harris in his executive officer role for investment firms provides him with certain skills, expertise and knowledge that he uses for the benefit of the Company in the areas of asset growth, financial analysis, and risk management related to lending and growth. Dr. Harris applies his 20 years of business, operations and management skills to the oversight of the Company. In addition, his expertise in finance and investment is relevant and benefits the Company in the current economic environment.

David L. Hatcher. Mr. Hatcher was named Lead Director in November 2005. From 1980 to 2005, Mr. Hatcher was President and Chief Executive Officer of KMG Chemicals, Inc., a specialty chemical manufacturer and a public company that is subject to the reporting requirements of the Exchange Act. In 2005, Mr. Hatcher became Chairman and Chief Executive Officer of KMG Chemicals, Inc. Mr. Hatcher retired as Chief Executive Officer in June 2007 but continues to serve as non-executive Chairman. As non-executive Chairman of KMG Chemicals, Inc., he led an effort to form an independent risk committee whose purpose is to define risks in corporate strategy, philosophy, and operations, and to institute mitigation policies for these risks. Mr. Hatcher is a skilled and experienced executive and holds degrees in Engineering and Economics. His knowledge of risk evaluation and management is well-developed. Mr. Hatcher has many years of experience guiding companies through all parts of the business cycle. He has attended numerous director education courses sponsored by both the National Association of Corporate Directors (NACD) and other director organizations. Mr. Hatcher is active in the NACD and has attended multiple director peer group exchanges. His years of business experience, including demonstrated executive abilities to guide and aid management through difficult economic times, coupled with his years of service to the Company and his participation in the NACD, provide Mr. Hatcher with certain skills that would currently benefit the Company in developing and executing a successful long-term strategy while managing short-term challenges inherent in today’s economic environment.

Glenn H. Johnson. Mr. Johnson is currently an owner and President of the Houston law firm of Johnson & Wurzer, P.C. and has been associated with that firm since 1973. Prior to being a member of the Board of Directors at Sterling Bancshares, Mr. Johnson was a member of the board of directors of its predecessor, Jersey Village Bank. He is an attorney licensed to practice law in the state of Texas since 1966 and licensed as a Certified Public Accountant since 1971. Mr. Johnson is Board Certified by the Texas Board of Legal Specialization in the field of estate planning and probate law which skills improve his qualifications to serve the Bank. Mr. Johnson’s years of service to the Company, and its predecessor, in connection with his training as an attorney and CPA provide him with certain skills that benefit the Company in the areas of finance, risk assessment, and compliance. He has served on numerous civic boards including the Kiwanis Club of Houston, the ESCAPE Family Resource Center, and the Periwinkle Foundation.

Joe David Koshkin. Mr. Koshkin was a partner with PriceWaterhouseCoopers LLP and Coopers & Lybrand LLP from 1980 to 2006. While serving in that capacity, he was responsible for, among other things, the assurance practice in the Houston office, the Southwest and Midwest Regions Service Industry practice, and the engineering and construction industry practice for North America. Mr. Koshkin has authored and instructed training courses in accounting and financial reporting for specific industry groups. He also served as an accounting, auditing and Securities and Exchange Commission (SEC) consulting partner as well as a Sarbanes Oxley Consultant. During his career, Mr. Koshkin has been responsible for risk management issues including fraud, restatements, client acceptance and selectivity and other practice matters. Between 2006 and 2010, Mr. Koshkin engaged in business consulting with CEO’s regarding the resolution of general business, finance and accounting issues in the construction and health care industries for companies with both domestic and international operations. His public accounting depth of experience and expertise as well as skills and knowledge, in various industries and including public companies, will benefit the Company in the areas of risk assessment and management, financial analysis, and Sarbanes Oxley compliance. Mr. Koshkin currently serves as the chair of the Audit Committee for the Coastal Conservation Association (CCA) and is a member of the CCA’s Texas and National board of directors and budget committees. He also serves as a member of the Lamar University Accounting Department Advisory Board and the Business School Advisory Board. Mr. Koshkin is a past member of the State Board of CPA’s of Texas Technical Standards Committee and is a member of the Texas Society of CPA’s, the American Institute of CPA’s, and the Houston Chapter of CPA’s.

R. Bruce LaBoon. Mr. LaBoon re-joined the Locke Lord Bissell & Liddell LLP law firm in 1988 and now serves in a non-equity of counsel position with the firm. Mr. LaBoon is a director of the Texas Medical Center, the Greater Houston Partnership (2001 Chair), the Leland Center for Air Toxics Research (Chair), Cenikor Foundation and the University of Houston Law Center Foundation. He also serves on the Board of Trustees of the Texas Heart Institute and Nimitz Foundation. Mr. LaBoon has represented banks and other financial institutions for over 40 years. He served on the board of directors of Texas Commerce Bank and Texas Commerce Bancshares from 1975-1995, and as Vice Chairman and General Counsel from 1985-1987. During his service as Vice Chairman for Texas Commerce Bancshares and after returning to the practice of law in 1988, Mr. LaBoon served in various capacities for Texas Commerce Bank, and other banking institutions, including on board committees and as legal counsel, relating to loan review and administration, compliance with regulatory requirements, and risk assessment and management. The experience of managing past banking challenges, during which time Mr. LaBoon served as a director, committee member, and legal counsel, has equipped him with certain skills and experience that benefits the Company in the areas of loan review, risk assessment, compliance, and troubled debt administration and collection.

Sheldon I. Oster. Mr. Oster served as Chairman, Founder and Director of Shel-Ray Underwriters, Inc. from 1983 to June 2008. He also served as Chairman, Founder and Director of Great Midwest Insurance Company from 1985 to June 2008 and as non-executive Chairman until December 2008; as Chairman, Founder and Director of Bunker Hill Insurance Agency from 1986 to June 2008; and as Chairman, Founder and Director of FMG2 Group, Inc. from 1983 to February 2008. From 1992 to February 2008, Mr. Oster served as Chairman and Director of FM Global Insurance Agency. Mr. Oster has been licensed as a Certified Public Accountant (CPA) since 1959 but not practicing since 1967. He also earned a degree in accounting and is an insurance agent licensed by the Texas Department of Insurance since 1985. Mr. Oster possesses particular expertise in the area of financial management and the management of financial entities such as insurance companies and agencies. In his roles with the various entities for which he has served, he has experience with preparation of public company filings with the SEC; interaction with auditors and regulatory compliance; risk assessment; and management of financial and accounting functions. In addition, as a CPA Mr. Oster has experience with conducting audits of financial statements and is familiar with auditing concepts, standards and methodologies. Mr. Oster’s 50 years of business experience in connection with his training and experience as a CPA qualify him to serve as a director of the Company and benefits the Company in the areas of financial analysis, regulatory oversight, compliance, internal audit, and risk assessment.

Roland X. Rodriguez. Mr. Rodriguez has been the managing principal and co-founder of MFR, P.C., formerly known as Mir, Fox & Rodriguez, P.C., a Houston-based public accounting firm, since January 1988. MFR has grown to be the largest Hispanic owned CPA firm in the United States. Mr. Rodriguez spent 10 years with a Big 4 accounting firm prior to starting MFR and he has more than 35 years of public accounting experience. His expertise ranges from advising clients on strategic planning, mergers and acquisitions, international business transactions to personal wealth and estate planning. This broad experience has provided Mr. Rodriguez with exposure to companies operating in a wide range of industries both domestically and internationally. Furthermore, as a business owner himself, Mr. Rodriguez is very familiar with the financial and business challenges facing the Company, the Bank and its many customers. His overall breadth of experience provides him with a solid background to actively engage in a meaningful manner with the diverse challenges and opportunities and to assist in establishing policy and strategy to manage risk for the Company. Mr. Rodriguez has been a licensed Certified Public Accountant in Texas since 1978. As a CPA, he completes the required 40 hours of Continuing Professional Education in accounting, tax, financial and management related courses on an annual basis. He has also attended NACD seminars relating to issues facing public companies. Mr. Rodriguez serves on the board of the Houston Minority Supplier Development

Council and the Jones School of Management Council of Overseers at Rice University in Houston, Texas. Mr. Rodriguez, through his years of public accounting experience, education and training, and business owner experience, has developed certain knowledge and skills that benefit the Company in the areas of risk assessment, financial analysis, compliance, internal audit, strategic planning and growth plans.

Dan C. Tutcher. Since May 2007, Mr. Tutcher has been a principal and director of Center Coast Capital Advisors, L.P., an investment firm. Mr. Tutcher was President of Enbridge Energy Partners and Enbridge Energy Management from 2001 until May 2006, both of which are public companies subject to the reporting requirements of the Exchange Act. From 1988 until 2001, he was Chairman, President and Chief Executive Officer of Midcoast Energy Resources. Mr. Tutcher has over 30 years of experience in owning and operating companies involved in petroleum production, gas processing, and natural gas gathering and transmission. His expertise and experience includes serving as a chief executive officer and senior manager at both public and private companies; and board of director level experience in the areas of governance, corporate responsibility, marketing, finance, and investor relations. Mr. Tutcher serves as a director for Enbridge, Inc., a public company that is subject to the reporting requirements of the Exchange Act. He currently serves as a director on the following non-profit boards: St. Lukes Episcopal Hospital, Greater Houston Community Foundation, Alley Theater, and Texas Heart Institute. Mr. Tutcher is the former Chairman of Cancer Counseling, Inc. and former Chairman of Houston’s Alley Theater. His business experience and skills acquired throughout his career benefit the Company in the areas of risk assessment, regulatory oversight, investor relations, and planning for short-term and long-term growth.

Elizabeth C. Williams. From 1999 until her retirement in December 2008, Ms. Williams served as the Treasurer of Southern Methodist University in Dallas, Texas. From 1989 to 1999 she served as the Vice President, Business and Finance for Southern Methodist University. Ms. Williams served as Vice Chancellor of the University of Denver from 1978 to 1989. From 1975 to 1978, Ms. Williams served as Assistant to the President of Arkansas State University. During her tenure as chief financial officer and chief investment officer at two universities over 25 years, Ms. Williams was involved in managing issues involving revenue and expense forecasting and control, asset and liability management, relationships with auditors, investment managers, investment bankers, and other service providers. She was also involved with issuing bonds, seeking bond ratings, and generally overseeing project finance. In the last 10 years of her career prior to her retirement, Ms. Williams had primary responsibility for investing the Southern Methodist University’s endowment fund of over $1 billion. Ms. Williams’ career spanned several difficult economic periods that gave her a perspective on risks arising from economic downturns, including rising interest rates, weakened credits, lower ratings, excess leverage, market illiquidity, and unexpected events and hazards. During this time Ms. Williams developed strategies to identify and manage these risks. She has past service as a board member for an insurance company and as a director and audit committee member for Texas Industries, Inc. from 1995 to 2005 and Chaparral Steel Company from 2005 to 2007, during which each was a public company subject to the reporting requirements of the Exchange Act. In 2010, Ms. Williams completed 24 years of service as a director of School College and University Underwriters, Ltd., an insurance and reinsurance company. Currently, Ms. Williams serves as interim President for Texas Presbyterian Foundation, a not-for-profit organization that invests funds on behalf of churches and other institutions. Her historical perspective and investment experience in a variety of asset classes during several economic cycles enables her to assist the Company to better identify and manage risks that are especially present in the current economic environment. Additionally, Ms. Williams’ experience benefits the Company in the areas of financial risk assessment and mitigation planning and interaction with regulatory agencies. Further, she brings to the Company a depth of experience to allow her to offer guidance regarding asset/liability management and on both short-term and long-term strategies for growth.

Executive Officers

The following sets forth certain information with respect to the current executive officers and other significant employees of the Company and the Bank.

Name	Age	Position

J. Downey Bridgwater	53	Chairman, President and Chief Executive Officer

Zach L. Wasson	57	Executive Vice President and Chief Financial Officer

Deborah A. Dinsmore	51	Executive Vice President and Chief Operations and Information Officer

James W. “Jim” Goolsby, Jr.	51	Executive Vice President, General Counsel and Secretary

Robert S. “Bob” Smith	56	Executive Vice President and Chief Credit Officer

Name	Age	Position

Allen D. Brown	59	Executive Vice President of Specialized Banking and Investments

Wanda S. Dalton	61	Executive Vice President and Chief Human Resource Officer

Travis L. Jaggers	61	Executive Vice President and Chief Lending Officer

Pamela H. Lovett	54	Executive Vice President of Business Development and Community Affairs

Michelle L. Mahfouz	39	Executive Vice President of Personal Relationship & Business Banking

Graham B. Painter	63	Executive Vice President of Corporate Communications

Christopher D. Reid	37	Vice President and Director of Investor Relations

Officer Biographies

J. Downey Bridgwater was elected Chairman of the Board of the Company in November 2005. Mr. Bridgwater has been President of the Company and the Bank since December 1997. In January 2002, Mr. Bridgwater was elected Chief Executive Officer of the Company and the Bank. In January 2010, Mr. Bridgwater also assumed the role of Chief Risk Officer.

Zach L. Wasson has been Executive Vice President and Chief Financial Officer of the Company since December 2006. From 1990 to December 2006, Mr. Wasson served as Chief Financial Officer and Treasurer of Trustmark Corporation, a multi-bank holding company headquartered in Jackson, Mississippi. Prior to his 16 year tenure at Trustmark, Mr. Wasson served as chief financial officer, treasurer and controller for other financial institutions. Mr. Wasson is a Chartered Financial Analyst® and a Certified Public Accountant.

Deborah A. Dinsmore was elected Executive Vice President and Chief Operations and Information Officer in July 2010. Prior to this election, Ms. Dinsmore served as Executive Vice President and Director of Operations since February 2006. From December 2001 through February 2006, Ms. Dinsmore served as Senior Vice President and Chief Information Officer of the Company. From November 1998 through November 2001, Ms. Dinsmore served as Vice President and Chief Technology Officer of the Company

James W. “Jim” Goolsby, Jr. has been Executive Vice President, General Counsel and Secretary of the Company since March 2001. From June 1999 through February 2001, Mr. Goolsby served as Vice President and Assistant General Counsel of the Company. Prior to joining the Company in June 1999, Mr. Goolsby was an associate with the law firm of Jackson Walker L.L.P.

Robert S. “Bob” Smith was elected Executive Vice President and Chief Credit Officer effective January 1, 2010. For five years prior to this promotion, Mr. Smith served as Regional CEO for Sterling Bank’s Houston, West Region. In December of 1999, Mr. Smith joined the Bank as a lender and then in August of 2000 became the CEO of the Highway 6 banking office. Mr. Smith began his career as a state bank examiner, and he then spent approximately eleven years in a series of progressive positions with Allied Bancshares. During the late 1980’s, Mr. Smith lead a workout team and managed more than $1 billion in problem assets for First Interstate Bank, successor to Allied Bancshares. Other experiences include working as a commercial lender for Compass and as an Institutional Fixed Income Broker and Investment Advisor for First Southwest.

Allen D. Brown has been Executive Vice President of Specialized Banking and Investments since January 2007. Mr. Brown joined the Company in December 2004 as Regional CEO of the Bank overseeing the Profit Centers. From September 2001 until July 2004, Mr. Brown served as CEO of Metrobank, N.A., and president of Metrocorp Bancshares, Inc., a Houston-based bank holding company. From October 1996 until August 2001, he served as president and CEO of Redstone Bank and Northwest Bank for the Redstone Companies.

Wanda S. Dalton has been the Executive Vice President and Chief Human Resource Officer since April 2001. From May 1999 to April 2001, Ms. Dalton was Vice President and Regional Human Resources Manager for Compass Bank with responsibility for employment and employee relations for Compass’ Houston and Central Texas operations.

Travis L. Jaggers was promoted to Executive Vice President and Chief Lending Officer effective January 2009. Prior to his promotion, Mr. Jaggers served as Regional CEO of the Bank for the Houston Southeast Region since December 2000. From January 1997 through November 2000, Mr. Jaggers was Market CEO for several banking centers in the Southeast Region.

Pamela H. Lovett was promoted to Executive Vice President of Business Development and Community Affairs in October 2010. Ms. Lovett joined the Company in February 2006 as a Senior Vice President. She served as President of Economic Development for the Greater Houston Partnership from 1997 through 2005. Ms. Lovett began her career with AT&T in 1979, holding various sales and sales management positions with the company through 1997.

Michelle L. Mahfouz was promoted to Executive Vice President of Personal Relationship & Business Banking in July 2009. She joined the Bank in May 2009 as Senior Vice President and Director of Small Business Banking. Prior to joining the Bank, Ms. Mahfouz served as Senior Vice President of BBVA Compass’ Business Banking Division in Houston. Her previous experience also includes executive positions with Bank of America.

Graham B. Painter has been Executive Vice President of Corporate Communications since October 2002, and is responsible for the Bank’s public relations, community relations, advertising and employee communications. From 1996 until September 2002, he was Vice President of Public Affairs for CenterPoint Energy where he was responsible for electrical and natural gas related communications as well as international consulting.

Christopher D. Reid has been Vice President and Director of Investor Relations since December 2003. He joined the Company in November 1996 and served in the capacity of a commercial credit analyst and loan officer until December 2003. Mr. Reid is also licensed to practice law in the State of Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and holders of more than 10% of the Company’s outstanding common stock are required to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

Based solely upon the information provided to the Company by its directors, executive officers and ten percent beneficial owners, including representations received from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all filings required under Section 16(a) of the Exchange Act have been made.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics for all directors, officers and employees of the Company and its subsidiaries. The Code of Business Conduct and Ethics is available on Company’s website at www.banksterling.com or by writing to the Company at Sterling Bancshares, Inc., Attention: Secretary, 2950 North Loop West, Suite 1200, Houston, Texas 77092.

Standing Committees of the Board

The Board has an Audit Committee, a Human Resources Programs Committee (which functions as the compensation committee), a Corporate Governance and Nominating Committee, an Executive and Risk Management Committee and a Strategic Planning Committee.

Audit Committee. The directors who served on the Audit Committee during the 2010-2011 Board year were Roland X. Rodriguez, Chairman, Bernard A. Harris, Jr., M.D., Joe D. Koshkin, and Sheldon I. Oster. After reviewing the qualifications of the current members of the Audit Committee, and any relationships that they may have with the Company that might affect their independence, the Board has determined that (i) all current members of the Audit Committee are “independent” as defined in Section 10A of the Exchange Act, and in the applicable rules of The Nasdaq Global Select Market, (ii) all current committee members are financially literate, and (iii) Mr. Rodriguez qualifies as an audit committee financial expert under the applicable rules promulgated under the Exchange Act. The Audit Committee has the power and authority to act on behalf of the Board with respect to the appointment of the Company’s independent registered public accounting firm and with respect to authorizing all audit and other activities performed for the Company by its internal audit department and independent registered public accounting firm. The Audit Committee provides a direct contact between the Company’s independent registered public accounting firm and the financial management of the Company and assists the Board in fulfilling its responsibilities relating to the oversight of corporate accounting and reporting practices and performing such other functions as may be prescribed with respect to audit committees under the applicable rules and regulations of The Nasdaq Global Select Market. Furthermore, the Audit Committee assists the Board in performing its oversight responsibilities related to corporate accounting, financial reporting practices, the quality and integrity of financial reports, compliance with policies and procedures and compliance of the Company’s financial statements and internal controls with

Federal and State banking and securities regulatory requirements. The Audit Committee also oversees the evaluation of the Company’s system of internal controls, the internal audit function and other related areas. The Audit Committee met fourteen times during 2010.

Each year the Audit Committee reviews its charter and reports to the Board its adequacy in light of the Exchange Act, the rules and regulations promulgated thereunder, and the rules of The Nasdaq Global Select Market. The Audit Committee Charter can be accessed electronically on the Company’s website at www.banksterling.com in the governance documents under the corporate overview section which is on the investor relations page or by writing to the Company at Sterling Bancshares, Inc., Attention: Secretary, 2950 North Loop West, Suite 1200, Houston, Texas 77092.

Human Resources Programs Committee. George Beatty, Jr., Chairman, Edward R. Bardgett, Anat Bird, and Raimundo Riojas E. served on the Human Resources Programs Committee during the 2010-2011 Board year. All current members of the Human Resources Programs Committee are non-employee directors and have been determined by the Board to be “independent” as defined in the applicable rules of The Nasdaq Global Select Market. The primary function of the Human Resources Programs Committee is to develop, review, and make recommendations with respect to the Company’s executive compensation policies and to oversee the Company’s incentive compensation plans including equity-based plans. As part of its responsibilities, the Human Resources Programs Committee administers the Company’s 1994 Stock Incentive Plan, as amended, the Company’s 1994 Employee Stock Purchase Plan, the 2001 Deferred Compensation Plan as amended and restated, the Company’s 2003 Stock Incentive and Compensation Plan, the 2004 Sterling Bank Severance Plan as amended, the 2004 Employee Stock Purchase Plan and the 2007 Long-Term Incentive Stock Performance Program, as amended. The Human Resources Programs Committee met four times during 2010. During the December 2010 meeting, the Human Resource Programs Committee invited their independent compensation consulting firm, Board Advisory LLC, to evaluate and discuss the relative competitiveness of the Company’s named executive team’s total compensation to our peer bank’s compensation programs. Board Advisory, LLC provided several Executive Summary statements:

1.	Actual executive compensation in 2010 was below market;

2.	Target total pay levels were estimated to be at roughly the 70th percentile of the peer group;

3.	The Company’s incentives were assessed as providing a healthy balance between internal goals and external competitiveness and were determined to be aligned with a “top performing bank” strategy, but not necessarily consistent with the explicit growth strategy of the Company; and

4.	Incentives and pay were deemed to be generally aligned with shareholder returns.

The Charter for the Human Resources Programs Committee can be accessed electronically in the governance documents under the corporate overview section on the investor relations page of the Company’s website at www.banksterling.com or by writing to the Company at Sterling Bancshares, Inc., Attention: Secretary, 2950 North Loop West, Suite 1200, Houston, Texas 77092.

Corporate Governance and Nominating Committee. Dan C. Tutcher, Chairman, David Hatcher, R. Bruce LaBoon and Roland X. Rodriguez served on the Corporate Governance and Nominating Committee for the 2010-2011 Board year. Each member of the Corporate Governance and Nominating Committee meets the definition of “independent” as set forth in the applicable rules of The Nasdaq Global Select Market. The primary function of the Corporate Governance and Nominating Committee is to advise the Board concerning the appropriate composition of the Board and its committees, serve as the nominating committee for the Board, advise the Board regarding appropriate corporate governance practices and assist the Board in achieving them, annually confirm that a performance review of the Company’s Chief Executive Officer and directors has been performed, and perform such other functions as the Board may assign from time to time. The Corporate Governance and Nominating Committee met three times during 2010. The Charter for the Corporate Governance and Nominating Committee as well as the Corporate Governance and Nominating Guidelines of the Company can be accessed electronically in the governance documents under the corporate overview section on the investor relations page of the Company’s website at www.banksterling.com or by writing to the Company at Sterling Bancshares, Inc., Attention: Secretary, 2950 North Loop West, Suite 1200, Houston, Texas 77092.

Executive and Risk Management Committee. David L. Hatcher, Chairman, George Beatty, Jr., J. Downey Bridgwater, R. Bruce LaBoon, Dan C. Tutcher, and Roland X. Rodriguez served on the Executive and Risk Management Committee during the 2010-2011 Board year. The primary function of the Executive and Risk Management Committee is to include identification, assessment, and management of risks that could prevent the Company from achieving its business objectives, in addition to reviewing the Company’s and the Bank’s performance and financial condition between Board meetings and reviewing and recommending mergers and acquisitions and policies to the Board. The Executive and Risk Management Committee met three times during 2010.

Strategic Planning Committee. J. Downey Bridgwater, Chairman, George Beatty, Jr., Anat Bird, David L. Hatcher and R. Bruce LaBoon served on the Strategic Planning Committee for the 2010-2011 Board Year. The primary function of the Strategic Planning Committee is to provide oversight and guidance with respect to the strategic direction of the Company and provide the Board with periodic reviews on the progress and execution of the Company’s strategic plan. Additionally, the Strategic Planning Committee recommends appropriate changes to the strategic plan to the Board. The Strategic Planning Committee also provides recommendations to the Board on how the Company can better take advantage of marketplace opportunities through its strategic plan. The Strategic Planning Committee met two times during 2010.

Bank Board and Standing Committees of the Bank

Sterling Bank (the “Bank”) has a board of directors that is currently comprised of five management directors and seven non-management directors. The ownership and supervision of the Bank represents the Company’s principal business activity. Accordingly, a substantial amount of time and attention of the Board of the Company and the board of directors of the Bank is devoted to reviewing the financial performance, business activities, strategic developments and corporate affairs of the Bank. Currently, one of the management directors of the Bank (J. Downey Bridgwater) and all of the non-management directors of the Bank (Edward R. Bardgett, George Beatty, Jr., Anat Bird, Glenn H. Johnson, Joe D. Koshkin, R. Bruce LaBoon and Elizabeth C. Williams) also serve on the Company’s Board. The other management directors of the Bank are officers of the Company and/or the Bank.

In addition to the standing committees of the Board discussed above, the Bank has established three other committees comprised of the Company’s directors, directors of the Bank and certain officers of the Company and the Bank. While these additional committees do not constitute formal committees of the Board due to the membership of certain non-directors, these committees provide significant assistance in reviewing and recommending matters to the Board as well as oversight functions relating to the operations of the Bank.

Asset/Liability Management Committee. The Asset/Liability Management Committee for the 2010-2011 Board year included J. Downey Bridgwater, Bernard A. Harris, Jr., MD, Joe D. Koshkin and Elizabeth C. Williams, each a member of the Board. In addition, Zach L. Wasson, Chairman, Patrick Oakes and Max Wells, current officers of the Bank, served on the Asset/Liability Management Committee during the year. The primary function of the Asset/ Liability Management Committee is to provide oversight and guidance with respect to investment and borrowing decisions impacting the credit quality of the investment portfolio, interest rate risk sensitivity and liquidity. The Asset/Liability Management Committee met four times during 2010.

Trust Administrative Committee. The Company’s directors who served on the Trust Administrative Committee during the 2010-2011 Board year were Glenn H. Johnson, Chairman, J. Downey Bridgwater, and Bernard A. Harris, Jr., MD. In addition, Allen D. Brown, James W. Goolsby, Jr., and Kay King, officers of the Bank, also served on the Trust Administrative Committee during the year. The primary function of the Trust Administrative Committee is to oversee the trust and asset management operations of the Bank, review and ratify new accounts, and approve the products and services offered through the Bank’s trust and asset management department. The Trust Administrative Committee met four times during 2010.

Directors’ Loan Committee. The Directors’ Loan Committee was established in January 2010 and its members include J. Downey Bridgwater, Chairman, George Beatty, Jr., Anat Bird and R. Bruce LaBoon, each a member of the Board. Robert S. Smith, the Chief Credit Officer of the Bank, also serves on the Directors’ Loan Committee. The primary function of the Directors’ Loan Committee is to review and approve loans, renewals, and aggregate loan relationships that exceed a specified amount, and to review other aspects of the lending functions of the Bank. The Directors’ Loan Committee meets at least monthly, and at other times as circumstances warrant. The Directors’ Loan Committee met 79 times during 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Philosophy

The Company believes that compensation of its executive officers should reflect and support the Company’s strategic goals, the primary goal being the creation of long-term value for the Company’s shareholders while protecting the interests of the Company’s depositors and customers. The Board of Directors seeks to ensure the Company’s comprehensive, competitive compensation program supports these goals. The Company attempts to attract and retain highly skilled, qualified individuals in a market that is still competitive for top talent and to link rewards for performance with shareholder return on investment and the Company’s overall financial performance.

The Company relies on published external market surveys, the actual experiences of both internal and external recruiters in sourcing candidates, and exit interviews with departing employees to determine appropriate base salaries. When offers are formulated for potential candidates to fill vacant positions, base salary is determined based upon:

•	needs of the Company;

•	experience, talent and skills, current earnings, and stated salary requirements of the candidate;

•	current base salaries of similarly situated individuals within the Company; and

•	reported median salaries and salary ranges for the same or similar positions as published in recent survey data.

Base salaries reflect the employee’s responsibilities relative to the position and take into account individual experience and performance as well as specific issues unique to the Company and to the external market.

In order to encourage and reward quality performance on an annual basis, the Company has developed an annual cash incentive program. The program targets the market median of short-term incentive compensation for executive officers when performance meets targeted expectations. In developing this program, the Company evaluated:

•	market surveys;

•	benchmark data from peer banks;

•	the Company’s strategic initiatives; and

•	potential contribution to the profitability of the Company.

In order to retain key officers and to strengthen the link between key officers, Company performance and the shareholders’ interests, the Human Resources Programs Committee (“HRPC”) has developed a long-term, equity-based incentive program. The Company’s long-term incentive program incorporates incentive stock options and/or performance-based, phantom unit equity awards, which convert to common shares upon vesting. This program was progressive over a three-year phase-in period beginning in 2007 with equity award levels reaching the desired target in 2010. The long-term incentive program was designed to provide 40% to 50% of total compensation to executive officers in the form of equity when mature. This goal assumes stabilization in the market for bank stock.

As an additional tool to attract and retain key officers as well as provide protection to the Company, the HRPC approved a Severance and Non-Compete Agreement plan for certain executive team members, and other key company officials of acquired entities. In developing this plan, the HRPC evaluated external practices, internal risk, and the desired retention of key officers by the Company. The Company has entered into individual Severance and Non-Compete Agreements with most members of the executive team.

Risk Management and Mitigation

In reviewing the compensation structure and programs for 2010, the HRPC considered how the Company’s compensation policies may affect the Company’s risk profile, and how compensation policies may be used to mitigate risks. More specifically, the HRPC considered the general design philosophy of the Company’s policies for employees whose conduct would be most affected by incentives established by compensation policies. In considering these issues, the HRPC concluded that the use of performance-based short-term incentives and long-term equity awards did not appear to create undue risks for the Company or encourage excessive risk-taking behavior on the part of employees.

With respect to short-term incentive awards, the size of an individual’s award is contingent upon performance at multiple levels—individual contribution, team contribution, and Company achievement. The more senior the position, the more weight is given to Company performance. All production positions have at least 20% of their target bonus tied to Company performance. Central department support employees have 50% of their target bonus tied to Company performance, and the Shared Services Executive Team’s target bonus is at least 75% dependent upon Company performance. The earning of a full incentive payout on individual and team components is dependent upon achieving multiple, established performance metrics. Additionally, earned incentives can be reduced or eliminated by the failure of a participant to maintain prescribed levels of asset quality and to effectively manage expenses within an approved budget. At the Company level, there are two performance metrics—a growth metric and efficiency metric. These metrics are approved by the HRPC annually and have historically been based upon the return on assets (ROA) and earnings per share (EPS) targets approved by the Board as part of the budget process.

With respect to long-term incentive awards, these awards vest over a period of three-years and for more senior officers are split between phantom stock units and stock options. The phantom stock units cliff vest as common shares at the end of a three-year period based upon the Company’s performance relative to the HRPC chosen peer group. Company performance metrics for peer comparison are ROA and EPS growth, again providing for both a growth component and an efficiency component. If performance-to-peer is below the required threshold, the phantom units are forfeited. If performance-to-peer is exceptional over the three-year period, the phantom award can vest at up to twice the original grant. Stock options time vest in equal increments over a three year period, and the value of such awards is, of course, directly related to the price of the stock at the time of vesting.

The Company has in place for both the short-term and long-term incentive programs clawback provisions in the event that any award is granted based on what is later determined to be an incorrect premise and that, had it been known at the time of the award, would have precluded the awarding of the incentive either in full or in part. The HRPC provides active oversight of the Company’s compensation plans, especially the specific awards granted to executive officers, and engaged Board Advisory, LLC as their independent compensation consultant in 2010.

Role of Human Resources Programs Committee

The HRPC establishes, reviews, approves, and oversees all compensation and benefit policies, plans, and programs for the Company’s Named Executives (as defined in the “Summary Compensation Table”). The 2010-2011 HRPC consists of George Beatty, Jr., Chairman, Edward R. Bardgett, Anat Bird, and Raimundo Riojas E. The HRPC reviews and approves (i) a base salary structure that is designed to be competitive by targeting pay between the 45th and 65th percentile of market data based upon comparisons of salary levels for officers of banking organizations of similar size, (ii) a short-term cash incentive compensation program that strives to closely align compensation with individual contributions and the Company’s financial performance, and (iii) long-term, performance-based equity awards that are granted in phantom units, which vest in common stock, or incentive stock options, both of which award types create linkage between individual contribution and shareholder interests. In order to assist in this compensation review and approval process, the HRPC utilizes data from an independent compensation consultant, as well as other available resources including proxy data from publicly traded banking organizations.

Role of Consultants

After an extensive search process, the HRPC engaged Board Advisory, LLC, an independent compensation consultant who reported directly to the HRPC for the latter half of 2010, to assist the HRPC in the evaluation of executive compensation by analyzing market data for named executive officers, providing best practices information, and other consulting services as requested. Board Advisory, LLC provided data related to base compensation, short-term incentives and long-term incentives for named executive officers of the Company’s peer banks as identified by the HRPC. Board Advisory, LLC did not perform any compensation services directly for the management of the Company without the knowledge and consent of the HRPC in 2010.

Peer Group/Benchmarking

Each year the HRPC selects a peer group to benchmark Company performance and executive compensation. The average performance of each of the peer group banks is tracked over the next three years and provides the comparative benchmarking data to determine the level of vesting for the phantom shares awarded in the year that the peer group is selected. It is the intention of the HRPC that the peer group will remain constant during the three-year period although the HRPC has the authority to add or remove banks from the peer listing if necessary due to an acquisition or a substantial departure from the original peer group profile. The criteria that the HRPC considers in selecting the peer group include such things as: overall financial performance, status as a publicly traded US bank, asset size, similarity of business focus, market capitalization, and/or perception as a Texas marketplace competitor. The table below lists the peer banks selected by the HRPC in March 2010 and provides updated information on the current standing of each peer as of December 31, 2010 based upon average twelve-month data provided by SNL Financial LC:

Company Name	Ticker	EPS Growth (%)	ROAA(1) (%)	Total Assets ($000)	Market Capitalization ($M)	Geographic Market Competitor
		12/31/2010	12/31/2010	12/31/2010	3/15/2011

1st Source Corporation	SRCE	53.2	0.91	4,445,281	456.8

BancFirst Corporation	BANF	29.2	0.92	5,060,249	649.3

Chemical Financial Corporation	CHFC	109.5	0.47	5,246,209	537.5

City Holding Company	CHCO	-7.8	1.47	2,637,295	526.3

Community Bank System, Inc.	CBU	50.0	1.16	5,444,506	796.5

CVB Financial Corp.	CVBF	5.4	0.93	6,436,691	853.9

First Financial Bancorp	FFBC	-79.3	0.91	6,250,225	926.5

First Financial Holdings, Inc.	FFCH	-209.8	-1.08	3,323,015	171.1

First Midwest Bancorp, Inc.	FMBI	62.0	-0.12	8,146,973	872.9

Company Name	Ticker	EPS Growth (%)	ROAA(1) (%)	Total Assets ($000)	Market Capitalization ($M)	Geographic Market Competitor
		12/31/2010	12/31/2010	12/31/2010	3/15/2011

Glacier Bancorp, Inc.	GBCI	8.9	0.67	$6,759,287	$1,107.5

Hancock Holding Company	HBHC	-38.1	0.62	$8,138,327	$1,164.7

IBERIABANK Corporation	IBKC	-77.6	0.47	$10,026,766	$1,501.1	X

National Penn Bancshares, Inc.	NPBC	102.8	0.23	$8,844,620	$1,141.2

Northwest Bancshares, Inc.	NWBI	76.7	0.71	$8,148,155	$1,321.8

Park National Corporation	PRK	-6.4	1.05	$7,298,377	$983.5

Prosperity Bancshares, Inc.	PRSP	13.3	1.38	$9,476,572	$1,887.3	X

S&T Bancorp, Inc.	STBA	1,814.3	1.05	$4,114,339	$602.1

SCBT Financial Corporation	SCBT	451.4	1.43	$3,594,791	$428.3

Signature Bank	SBNY	89.2	0.99	$11,673,089	$2,214.3

Simmons First National Corporation	SFNC	23.6	1.18	$3,316,432	$470.1

Southwest Bancorp, Inc.	OKSB	18.3	0.57	$2,820,541	$267.1	X

Texas Capital Bancshares, Inc.	TCBI	81.8	0.62	$6,446,169	$922.7	X

Umpqua Holding Corporation	UMPQ	106.4	0.26	$11,668,710	$1,236.3

United Bankshares, Inc.	UBSI	6.5	0.95	$7,155,719	$1,157.4

Westamerica Bancorporation	WABC	-22.5	1.95	$4,931,524	$1,452.2

Mean		106.4	0.79	$6,456,154	$945.9

Median		23.6	0.91	$6,436,691	$922.7

Sterling Bancshares, Inc.	SBIB	103.6	0.01	$5,191,953	$911.3

(1)	Return on Average Assets

At their December 2010 meeting, the HRPC elected to leave the peer group unchanged for 2011.

In addition to peer group benchmarking, the HRPC has access to pertinent, recently published surveys from Towers Watson, Mercer LLC, and Amalfi Consulting and electronic compensation data from Salary.com.

Compensation Elements, Analysis and Results

The compensation program for the Company consists of various elements, including base salary, non-equity based compensation, equity-based compensation, benefits, and a severance plan. The HRPC believes that the various elements of the Company’s compensation program serve to support the overall program objectives of attracting, developing and retaining key employees in order to meet the Company’s strategic goals. The Company considers several factors in making decisions to materially increase or decrease compensation either at the individual level or at the organizational level. At the individual level, those items considered include:

•	employee performance;

•	changes in scope of responsibility;

•	changes in external market conditions; and

•	internal salary equity.

At the corporate level, the primary drivers of change in the compensation program include:

•	external market factors;

•	long-term strategic initiatives; and

•	overall Company performance.

The table below describes each element of the Company’s compensation program and its correlation to the Company’s compensation philosophy.

Compensation Element	Compete in the Market	Retain	Reward Short-Term Performance	Reward Long-Term Performance

Base Salary	X	X

Short-Term Incentive Plan	X		X

LTI(1) Performance-Based Phantom Share Awards	X	X		X

LTI(1) Incentive Stock Options	X	X		X

Other Compensation and Benefits Programs	X

Severance Plan	X	X

(1)	Long-Term Incentive Plan

Summary of 2010 Compensation Decisions

In 2010, the HRPC applied the compensation principles described above in determining the compensation of J. Downey Bridgwater, Zach L. Wasson, Deborah A. Dinsmore, James W. Goolsby, Jr., and Robert S. Smith (the “Named Executives”).

In summary, the compensation decisions made during 2010 for the Named Executives were as follows:

•

For 2010, all five of the Named Executives were employed by the Company throughout the entire year. All five Named Executives received base salary adjustments effective April 1, 2009. The HRPC did not approve across-the-board merit, base salary adjustments for 2010. None of the five Named Executives received a merit adjustment during 2010. However, two of the Named Executives, Deborah A. Dinsmore and Robert S. Smith, were promoted during 2010 and received promotional adjustments averaging 15.75%.

•

For 2010, the Named Executives received cash incentive payments and bonuses averaging 13.89% of their base compensation. Because the projected budget for 2010 did not show a profit, no performance metrics were established for the Company. However, individual contribution assessments for some of the Named Executives were high enough to result in a payment of 25% of the targeted bonus. Additionally, the Chief Credit Officer received an acceptance bonus of $25,000 when he agreed to accept the promotion to the Chief Credit Officer position effective January 1, 2010, and he was guaranteed an annual bonus of $75,000 for 2010. See discussion of “Annual Incentive Compensation Decisions” below. For the four Named Executives receiving an incentive payment or a bonus, the average was 16.94% of their base salaries.

•

For 2010, the Named Executives, including the Chief Executive Officer, received equity-based incentives under the terms of the 2007 Long-Term Incentive Stock Performance Program of a total of 258,451 units, divided into 80,744 performance-based phantom units that cliff-vest at the end of 2012 based upon the Company’s performance to the peer banks during the three-year period ending December 31, 2012, and 128,189 incentive stock options and 49,518 non-qualified stock options that time vest in equal increments over a three-year period. The exercise price of the stock options exceeded the market price at December 31, 2010. The value of the phantom stock units, if any, is based on the Company’s three-year performance as of December 31, 2012 compared to the defined peer group, and therefore cannot be determined until such date. Additionally, 44,229 performance-based phantom units awarded in 2008 cliff vested effective December 31, 2010.

•

The Chief Executive Officer’s Employment Agreement was renewed effective July 1, 2010 (the “2010 Employment Agreement”). As part of this Employment Agreement, Mr. Bridgwater was awarded 187,500 phantom stock units which will cliff vest based upon the Company’s performance relative to peer group for the three-year period ending June 30, 2013.

Direct Compensation

Base Salary. In order to attract and retain the caliber of highly skilled, qualified bankers that the Company believes is necessary for continued growth, the Company targets base salaries at between the 45th and 60th percentile of the Company’s peer group. Base salaries for all Named Executives were reviewed during 2010 and promotional adjustments were approved by the HRPC. There were no merit salary adjustments for any executive officers in 2010. For all executive officers, other than the Chief Executive Officer, the HRPC considered the assessments and recommendations of the Chief Executive Officer, the individual executive officer’s performance, the dates and percentages of last increases, market and benchmark comparisons, the Company’s annual performance, and the overall annual budget in approving base salary adjustments. The Chief Executive Officer’s annual base salary is determined by the Executive and Risk Management Committee of the Board based upon the Board’s written evaluation of the Chief Executive Officer’s performance, the overall performance of the Company, market and benchmark data, and the HRPC’s recommendation.

The Chief Executive Officer’s 2010 Employment Agreement provides for an annual review by the HRPC of Mr. Bridgwater’s base salary. Mr. Bridgwater’s 2010 base salary remained unchanged from his 2009 base salary of $610,500. On the basis of the Company’s overall performance and HRPC’s review of market data, none of the Named Executives received a merit-related, base salary adjustment in 2010.

Base Salary Decisions. The table below shows the base adjustments implemented in 2010 as a result of promotions:

Base Salary Adjustments

Name	2009 Base(1)	2010 Base(2)	Date of Increase	% Increase	Reason

J. Downey Bridgwater	$610,500	$610,500	—	—	—

Zach L. Wasson	$356,125	$356,125	—	—	—

Deborah A. Dinsmore	$242,650	$265,000	10/1/2010	9.21%	Promotion

James W. Goolsby, Jr.	$279,813	$279,813	—	—	—

Robert S. Smith	$223,860	$275,000	1/1/2010	22.84%	Promotion

(1)	As of 12/31/2009
(2)	As of 12/31/2010

Annual Incentive Compensation. The Named Executives may earn an annual cash bonus based upon overall Company performance meeting or exceeding predetermined metrics approved by the HRPC, and the performance evaluation of the individual executive officer’s contribution. The HRPC annually reviews survey data to determine an appropriate target bonus as a percentage of base salary for each executive officer. Additionally, the HRPC annually evaluates and approves the performance metrics for the overall Company and for specific production groups using the Board approved Company budget as a tool. For 2007-2009, the Company’s Board approved goals for overall Company performance consisted of a return on assets (ROA) target and an earnings per share (EPS) target. Because the Company’s budget projections for 2010 anticipated a loss in revenue for the year, the HRPC elected not to approve any performance metrics for calendar year 2010 and stated that there would be no payout for Company performance until the Company returned to profitability.

Annual Incentive Compensation Performance Metrics for the Company

	Performance Targets
Plan Year	Return on Assets (ROA)	Earnings Per Share (EPS)

2010	None established	None established

2009	0.98%	$0.58

2008	1.20%	$0.77

Under the terms of the non-equity based incentive program, the Named Executive’s base salary is multiplied by the target bonus percentage. The Company’s performance on ROA and EPS is then compared to the HRPC-approved performance chart below, as is the annual evaluation of the executive officer. The points related to achievement in each of the three areas are accumulated and converted into a percentage of bonus payout by which the calculated target bonus is adjusted. For 2010, there were no points available for ROA and EPS since these performance metrics were not established.

Annual Incentive Opportunity Levels as a Percent of Base Salary(1)

Name	Position	Threshold	Target	Max

J. Downey Bridgwater	Chairman, President and Chief Executive Officer	15%	60%	120%

Zach L. Wasson	Executive Vice President and Chief Financial Officer	13%	50%	88%

Deborah A. Dinsmore	Executive Vice President and Chief Operations and Information Officer	9%	35%	62%

James W. Goolsby, Jr.	Executive Vice President and General Counsel	11%	45%	79%

Robert S. Smith	Executive Vice President and Chief Credit Officer	13%	50%	88%

(1)	For all positions, external resources used were Towers Watson—Top Management Survey, Towers Watson—Financial Services Executive Survey, Amalfi Consulting—Commercial Lending Survey, and Salary.com.

Annual Incentive Plan Performance Measures for 2010

Return on Assets – No points available for 2010

Goal Level	Performance	Points Awarded

Threshold	0.908% to less than 0.979%	1

Target	0.979% to less than 1051%	2

Max	1.051% and above	3

Earnings Per Share – No points available for 2010

Goal Level	Performance	Points Awarded

Threshold	$0.525 to less than $0.575	1

Target	$0.575 to less than $0.625	2

Max	$0.625 and above	3

Annual Job Performance Evaluation

Goal Level	Performance (on rating system of 0-5)	Points Awarded

Threshold	Acceptable (3.25 to less than 4.00)	1

Target	Meets Expectations (4.00 to less than 4.75)	2

Max	Above Expectations (4.75 and above)	3

How Points Earned For the Year Tie to Incentive Payouts

Total Points Earned for All Three Measures	Bonus Payout Result

Less than 3 points	No Payout

3 points (Threshold)-maximum payout available for 2010	25% of Target

4 points	50% of Target

5 points	75% of Target

6 points (Target)	Target Bonus Paid

7 points	125% of Target

8 points	150% of Target

9 points for Non-CEOs (Max)	175% of Target

9 points for CEO (Max)	200% of Target

Annual Incentive Compensation Decisions. For 2010, the Named Executives’ incentive bonuses were limited to 25% of the target bonus and were solely dependent upon the Chief Executive Officer’s evaluation of their individual performance. The Chief Executive Officer’s incentive bonus was solely dependent upon the Board’s performance evaluation. Based upon the Chief Executive Officer’s evaluation, incentive bonuses were paid to the Named Executives at the 25% of target bonus level. The tables below show the Company’s actual performance to the stated performance targets and all 2010 annual incentive/bonus payments, or any other type of cash bonus, guarantee or program awarded to the Named Executives for the 2010 calendar year.

Performance Results for the Company-Wide Goals

	Performance Targets		Actual Results		Total Points Earned
Plan Year	Return on Assets (ROA)	Earnings Per Share (EPS)	Return on Assets (ROA)	Earnings Per Share (EPS)

2010	Not established	Not established	0.01%	$0.01	N/A

2009	0.98%	$0.58	(0.26)%	$(0.28)	0

2008	1.20%	$0.77	0.80%	$0.52	0

Payout Results of the 2010 Annual Incentive Plan/Bonuses

	Payouts as a Percent of Base Salary
Name	Target Payout	Actual Payout	Paid Incentive ($)		Paid Bonus ($)

J. Downey Bridgwater	60%	—	—		—

Zach L. Wasson	50%	12.50%	$44,250		—

Deborah A. Dinsmore	35%	8.75%	$23,190		—

James W. Goolsby, Jr.	45%	11.25%	$31,480		—

Robert S. Smith	50%	27.27%	$75,000	(1)	—

(1) – This amount represents a guaranteed bonus amount for 2010, related to Mr. Smith’s promotion to Chief Credit Officer in January 2010.

Long-Term Incentive Compensation. Under the terms of the 2007 Long-Term Incentive (LTI) Stock Performance Program (the “Program”) effective September 1, 2007, each executive officer position and the position of Chief Executive Officer, is eligible for a specific target award established in relationship to the external market, internal equity, and affordability. The HRPC has the discretion to increase or decrease award amounts. All stock awards at the executive Program level are comprised of 50% performance-based phantom stock units and 50% incentive stock options. Some awards may include non-qualified options if necessary to comply with IRC section 422(d). All of the stock available for award in this Program is part of the shareholder-approved, 2003 Stock Incentive and Compensation Plan.

The achievement metrics for the performance-based phantom stock units are average return on assets and average earnings per share growth over a three-year performance vesting period relative to the peer group of financial institutions described in the “Peer Group Benchmarking” above. The three-year performance vesting period is measured in calendar years, with the first year of the performance vesting period being the year in which the award is granted. The three-year performance metrics and the peer group designation are subject to annual approval by the HRPC. Performance results are scaled so that recipients will receive:

•	no award if minimally acceptable results are not achieved;

•	a partial award in the event that minimally acceptable results, but not desired results are achieved;

•	a full award if the desired results are achieved; or

•	an enhanced award in the event that better than the desired results are achieved.

The phantom stock portion of the award cliff vests at the end of the three-year period, but only to the extent that average comparative performance metrics at the end of that three-year period have been achieved. Prior to vesting, phantom shares are not entitled to dividends or voting rights. At the time of vesting, one phantom stock unit yields one share of Company common stock. The table below illustrates the vesting potential for the performance-based phantom units based upon the Company’s combined performance metrics relative to the designated peer group over a three-year period:

Sterling Bancshares, Inc.

Performance Based Phantom Stock Units (“PSU”) Vesting Table

Return on Assets Sterling Bank Performance Vs. PEERS		Earnings per Share Growth Sterling Bank Performance Vs. PEERS		Percent of award based on performance results
Percentile Rank	Percent of PSU Vested	Percentile Rank	Percent of PSU Vested

0-29.99%tile	0%	0-29.99%tile	0%	0%

30-34.99%tile	10%	30-34.99%tile	10%	20%

35-39.99%tile	25%	35-39.99%tile	25%	50%

40-49.99%tile	40%	40-49.99%tile	40%	80%

50-64.99%tile	50%	50-64.99%tile	50%	100%

65-74.99%tile	75%	65-74.99%tile	75%	150%

75%tile or higher	100%	75%tile or higher	100%	200%

The incentive stock options are intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or any successor section of the Code, so as to entitle the recipient to favorable tax treatment. The incentive stock options time vest in equal increments over a three-year period and vest independently from the performance-based phantom stock units. Vested, but unexercised options expire 10 years after the date of the grant, or thirty days following termination of the recipient’s employment, unless employment is terminated due to death, disability or retirement. Each new award is treated separately for vesting purposes.

The value or lack of value realized from at-risk awards granted in prior years is not taken into account by the HRPC in the process of setting compensation for the current year. The HRPC believes that doing so would be inconsistent with the underlying reasons for the use of at-risk compensation. If current year awards were increased to recover from below-target performance in prior years or decreased to account for above-target performance in prior years, the HRPC would be diluting or eliminating the link between performance and reward. Recipients would have little incentive to improve performance if it resulted in decreased target awards in the future, or if the negative consequences for poor performance would be cushioned by increases in the target value of future awards. Additionally, the value realized from equity-based awards granted in prior periods depends in large measure on when the recipient decides to realize that value by exercising options or by selling vested shares of stock. The HRPC does not believe it would be appropriate to adjust future grants in light of these types of individual decisions.

Long-Term Incentive Compensation Decisions. In 2010, the Company granted a total of 258,451 stock awards to the five Named Executives pursuant to the 2007 Long-Term Incentive (LTI) Program. These awards were divided among 128,189 incentive stock options, 49,518 non-qualified stock options and 80,744 phantom units, which vest over a three-year period. The vesting schedule for the phantom units is based upon the scaled comparative performance metrics for return on assets and earnings per share growth at the conclusion of the three-year period ending December 31, 2012, and yields shares of the Company’s common stock upon vesting. The incentive stock options and non-qualified stock options that were awarded will time vest in equal increments over a three-year period. As a result of promotions, two Named Executives received immediate vesting grants and additional options in 2010.

Name	2010 Total LTI Award		Performance- Based Phantom Stock Units	Immediate Vesting Grant	Time-Vesting Incentive Stock Options	Non-Qualified Stock Options

J. Downey Bridgwater	114,410 187,500	(1)	35,770 187,500	— —	29,122 —	49,518 —

Zach L. Wasson	44,467		13,884	—	30,583	—

Deborah A. Dinsmore	30,298		9,460	—	20,838	—
	5,000	(2)	—	5,000	—	—
	5,000	(2)	—	—	5,000	—

James W. Goolsby, Jr.	34,939		10,909	—	24,030	—

Robert S. Smith	34,337		10,721	—	23,616	—
	10,000	(3)	—	10,000	—	—
	10,000	(3)	—	—	10,000	—

(1)	These shares represent a one time award to Mr. Bridgwater under the terms of his 2010 Employment Agreement.
(2)	These shares represent a one time award to Ms. Dinsmore in connection with her promotion to Executive Vice President and Chief Operations and Information Officer effective October 1, 2010.
(3)	These shares represent a one time award to Mr. Smith in connection with his promotion to Executive Vice President and Chief Credit Officer.

In 2008, the Named Executives were awarded 13,475 phantom stock units with a vesting schedule based upon the scaled comparative performance metrics for return on assets and earnings per share growth at the conclusion of the three-year period ending December 31, 2010.

Performance Results for 2008 Grant of Performance Based Phantom Stock Units (“PSU”)

	Average Percentile Rank vs. Peers				Percent of PSU Vested		Total Percentage of Award Vested
Performance Period	Return on Assets (ROA)		Earnings Per Share Growth (EPS)		Return on Assets (ROA)	Earnings Per Share Growth (EPS)

2008-2010	32.00	%tile	36.00	%tile	10%	25%	35%

Vesting Results of the 2008 Performance Based Phantom Stock Units

Name	Position	Target Award	Actual Award	Value of Actual Vested Award ($)

J. Downey Bridgwater	Chairman, President and Chief Executive Officer	15,000	5,250	$37,065

Zach L. Wasson	Executive Vice President and Chief Financial Officer	6,000	2,100	$14,826

Deborah A. Dinsmore	Executive Vice President and Chief Operations and Information Officer	6,000	2,100	$14,826

James W. Goolsby, Jr.	Executive Vice President and General Counsel	8,000	2,800	$19,768

Robert S. Smith	Executive Vice President and Chief Credit Officer	3,500	1,225	$8,648

Total Direct Compensation. For 2010, performance-based pay levels equaled an average amount equivalent to 64.58% of the annual base compensation of the Named Executives. For purposes of this calculation, performance-based pay is defined as incentive cash bonuses, both earned and guaranteed, and equity awards granted during 2010, both immediate grants, if any, and vesting grants under the provisions of the Long Term Incentive Plan.

Indirect Compensation

Various employee benefits assist the Company in attracting and retaining employees in a competitive labor market. The HRPC reviews benefit plans annually. The HRPC may recommend that the Company implement certain changes to existing plans or adopt new benefits. The HRPC strives to meet the market median with respect to the Company’s benefits and limits the number of “special” executive programs.

Health and Welfare Benefits. The Company offers a standard range of health and welfare benefits to all employees including executive officers. The benefits include: medical, prescription drug, vision and dental coverages, life insurance, accidental death and dismemberment, business travel and accident, long-term disability insurance, flexible spending accounts, health savings accounts and various voluntary programs including long-term care insurance. Executive officers participate in these employee benefit plans on the same terms as similarly situated, non-executive employees.

Employee Savings Plan. The Company believes that creating an opportunity for financial security during retirement is an important component in employee engagement and retention. To that end, the Company’s Named Executives participate in the Company-wide Employee Savings Plan (the “Savings Plan”). The Savings Plan is a 401(k) plan that allows employees to defer up to 25% of their eligible income, and the Company matches the employee contribution dollar-for-dollar for the first 5% of eligible compensation that an employee may elect to contribute to the Savings Plan. The Company’s matching contribution is made each payroll period and is invested in shares of the Company’s common stock. All of the Named Executives, including the Chief Executive Officer, are eligible to participate on the same basis as any other employee in the 401(k) employer match component of the Savings Plan. Regulatory restrictions and plan terms are equitably applied to all plan participants. The amounts contributed to the Savings Plan on behalf of the Named Executives are nominal when evaluated as a percentage of base salary. The contributions are listed in the All Other Compensation—Supplemental Table following the Summary Compensation Table below.

Deferred Compensation Plan. Consistent with the Company’s desire to provide additional retirement savings opportunities for our key employees, in 1996 the Company adopted the Sterling Bancshares, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a Non-Qualified Plan that enables eligible participants, including our Named Executives, to make an election, prior to the beginning of each calendar year, to defer from 5% up to 90% of their base salary/commissions, annual bonus, and/or special bonus awards, if any. While a participant is 100% vested in all deferrals, the deferrals are treated as unsecured liabilities of the Company.

The Deferred Compensation Plan was amended October 1, 2007, so that deferred amounts are indexed to one or more hypothetical or “deemed” investments individually chosen by the participant from the hypothetical investment funds under the Plan, which, with the exception of targeted retirement funds, mirror the investment options under the Company’s 401(k) plan. No contributions were made to the Deferred Compensation Plan on behalf of the Named Executives in 2010, and the plan is compliant with the requirements of Section 409A of the Internal Revenue Code.

Stock Purchase Plan. The 2004 Employee Stock Purchase Plan allows all employees who are employed for 20 hours or more per week and meet the minimum length-of-service requirements of three months, including our Named Executives, to participate in a stock purchase program by authorizing the Company to withhold a fixed dollar amount from each payroll to purchase common stock at a 10% discounted price. The Employee Stock Purchase Plan is subscribed through payroll deductions which may not exceed 10% of the eligible employee’s compensation. The purchase price for shares available under the Employee Stock Purchase Plan is 90% of the lower of the fair market value on either the first or last day of each quarter.

Severance and Non-Competition Agreements. Severance and non-competition agreements exist with four of the five Named Executives including: Mr. Wasson, effective December 4, 2006; Ms. Dinsmore, effective February 24, 2006; Mr. Goolsby effective June 1, 2004; and Mr. Smith, effective January 1, 2005. Pursuant to their respective agreements and in consideration of the covenants contained in each agreement, Mr. Wasson was granted 7,500 shares of the Company’s common stock, effective January 1, 2007, with a tax equalization bonus to cover his tax obligation on the shares and a $50,000 execution bonus. Ms. Dinsmore was granted 3,000 common shares with a tax equalization bonus to cover her tax obligations on the shares and a $20,000 execution bonus; Mr. Goolsby was granted 3,000 common shares; and Mr. Smith was granted 2,000 common shares with a $10,000 execution bonus. For a discussion of the severance and non-competition provisions in Mr. Bridgwater’s employment agreement dated July 1, 2010, see page 24 under the heading “Employment Agreement—Chief Executive Officer.”

In general, the Severance and Non-Compete Agreement prohibits the Named Executive from working for a competitor within a defined territory for a period of twelve months after leaving the employment of the Company, prohibits the solicitation of customers and/or employees from the Company, and binds the Named Executive to protect the Company’s confidential information. These agreements provide for the following severance payments and benefits upon a termination of employment under the circumstances described below: (i) two years’ base pay payable in equal installments in accordance with the Company’s regular pay period; (ii) an annual bonus for two years in an amount equal to the highest annual bonus paid to the respective Named Executive during the three years preceding termination or change in control (as defined in the agreement); (iii) continued eligibility for Company perquisites, welfare and life insurance benefit plans to the extent permitted, and in the event participation is not permitted, payment of the costs of such welfare benefits for a period of two years following termination of employment; (iv) payment of up to $20,000 in job placement fees; and; (v) to the extent permitted by law or the applicable plan, accelerated vesting and termination of all forfeiture provisions under all benefit plans, options, stock grants or other similar awards.

To become eligible for such severance benefits, either (i) the Company must terminate the Named Executive’s employment prior to any change in control for any reason other than cause, disability (as such terms are defined in the agreement) or death; or (ii) following a change in control, either the Company (or its successor) for any reason other than cause, disability or death, or the Named Executive for good reason (as defined in the agreement), must terminate the Named Executive’s employment within two years of the change in control, or the Company (or its successor) otherwise terminates the Named Executive’s employment after such two year period for any reason other than cause, disability or death.

See the Severance Benefits Table under “Potential Payments Upon Termination or Change in Control” below for the value associated with the severance arrangements of the Named Executives. All of these Severance and Non-Competition Agreements were amended in 2008 and again in 2010 to fully comply with Section 409A of the Internal Revenue Code.

Perquisites and other Personal Benefits. In order to attract and retain key officers, the HRPC approves certain perquisites for those officers whose job duties or positions justify a business need for such items. Perquisites for certain executive officers include monthly club membership dues, annual physical exams, and relocation expenses when warranted. In developing our guidelines for the administration of these various programs, the Company evaluates its internal practices in relation to those of other financial institutions. Additionally, the Company looks at the job requirements of various positions and the anticipated business use of such perquisites. See “Summary Compensation Table” for values associated with these perquisites and other personal benefits for the Named Executives.

Bank-owned vehicles or fixed mileage allowance. At one time, all of the Named Executives received either a bank-owned vehicle or a fixed mileage allowance. Over the next eighteen months, this practice will be phased out for all positions except the Chairman, CEO and President position(s). The direct or imputed income associated with this benefit is nominal when evaluated as a percentage of the Named Executive’s base salary. The income associated with this perquisite is listed in the All Other Compensation—Supplemental Table following the Summary Compensation Table below.

Relocation. No relocation expense was incurred for any of the Named Executives during 2010.

Club Memberships. All of the Named Executives are eligible to receive reimbursement of monthly club membership dues to a social club suitable for entertaining customers and prospects. The costs associated with this perquisite are nominal when evaluated as a percentage of base salary. See the All Other Compensation—Supplemental Table following the Summary Compensation Table below.

Executive Compensation Policies

Equity Ownership Guidelines. Because the Company believes that it is vitally important to ensure that key officers and directors have a personal wealth interest in the performance of the Company, the HRPC developed equity ownership guidelines for the executive team and worked with the Corporate Governance and Nominating Committee to develop equity ownership guidelines for directors as well. These equity ownership guidelines received approval from the Board at its January 2007 meeting. The guidelines were revised effective July 1, 2009 (i) to increase the time allowed for meeting the equity ownership guidelines for key officers from five years to seven years, (ii) to include unvested phantom grants and vested stock options to be included in the calculation, (iii) to fix the stock price used for the calculation as the most recent three-year average as recorded by NASDAQ; and (iv) to provide that, if a key officer or director should fail to obtain the required equity holdings within the prescribed time period, future incentive payments for the key officer, or Board fees for the director, would be paid in stock less the required tax withholdings.

Equity ownership guidelines require that executive team members own Sterling Bancshares common stock as a multiple of base salary. Executive team members now have seven years from their date of hire, date of promotion, or from the Board approval of these guidelines (January 2007), whichever occurs later, in which to achieve the required equity ownership. For purposes of determining stock ownership, unvested phantom grants (at target grant levels) and vested stock options are included, as are shares held in the Employee Savings Plan, the Deferred Compensation Plan, and the Employee Stock Purchase Plan. Ownership requirements as a multiple of base salary are as follows:

•	J. Downey Bridgwater—Five times base salary

•	All Other Named Executives—Three times base salary

At this time, none of the Named Executives meet the equity ownership guidelines; however, each has time in which to obtain the required holdings. The following table shows the equity ownership of the Named Executives as of December 31, 2010.

Company Equity Ownership

Name	Position	2010 (# of shares)	Date for Completion of Equity Ownership

J. Downey Bridgwater	Chairman, President and Chief Executive Officer	209,915	1/2014

Zach L. Wasson	Executive Vice President and Chief Financial Officer	53,908	1/2014

Deborah A. Dinsmore	Executive Vice President and Chief Operations and Information Officer	43,313	1/2014	(1)

James W. Goolsby, Jr.	Executive Vice President and General Counsel	72,198	1/2014

Robert S. Smith	Executive Vice President and Chief Credit Officer	47,618	1/2017	(2)

(1)	Deborah A. Dinsmore was named Executive Vice President and Chief Operations and Information Officer effective October 1, 2010.
(2)	Robert S. Smith was named Executive Vice President and Chief Credit Officer effective January 1, 2010.

Equity ownership guidelines require that non-employee directors own the Company’s common stock valued at a minimum of $100,000. Non-employee directors have three years from the date of their election to the Board or three years from the approval of these guidelines (January 2007), whichever occurs later, in which to achieve the required equity ownership.

The HRPC reviews individual compliance with the established equity ownership guidelines annually.

Securities Trading Policy. The Board has adopted an Insider Trading and Confidentiality Policy. The provisions of this policy expressly prohibit directors, officers or other employees from trading, either directly or indirectly, after becoming aware of material nonpublic information related to the Company. To further ensure adherence with this policy, guidelines have been established for blackout periods and for appropriate disclosure of internal information to external parties. The insider trading policy provides guidance as to what constitutes material information and when information becomes public. The insider trading policy addresses transactions by family members and under Bank plans, as well as other transactions which may be prohibited, such as: short- term trading, short sales, publicly trading in options, hedging transactions, margin purchases, and post-termination transactions. The policy discusses the consequences of an insider trading violation, additional trading restrictions, and certain reporting requirements applicable to directors, officers and designated key employees. The Company’s General Counsel or the Chief Financial Officer offers direction to employees on compliance with this policy. The policy requires all senior officers, including all Named Executives, to provide annual, written certification of their understanding and intent to comply with the policy.

Recoupment of Equity Awards Policy. The Long Term Incentive Plan of 2007 provides that in the event stock is awarded in conjunction with the evaluation of the Company’s performance and the Company subsequently has to file a formal restatement with the SEC, and as a result of the restatement, it is determined that some portion of the stock award was excessive due to a change in actual performance metrics, the Company is entitled to recoup the excess equity award.

Policy on the Re-pricing of Stock Options. Stock Options are granted at the fair market value on the date of the grant and are not subject to re-pricing.

Policy on Timing Stock Award. The timing of stock awards under an established plan must be consistent with program guidelines. In almost every instance, the HRPC will approve any stock award prior to the granting of such an award. Stock option awards must be approved by the HRPC and should always be dated subsequent to the HRPC approval date.

Policy on Hedging the Economic Risks of Equity Ownership. The Insider Trading and Confidentiality Policy prohibits hedging the economic risks of equity ownership for the executive team and the directors of the Company and the Company does not engage in this practice.

Recoupment of Incentives Policy. The Company’s short-term incentive plan for key officers provides that in the event a key officer receives payment of performance-based cash bonuses and the Company subsequently has to file a formal restatement with the SEC, and as a result of the restatement, it is determined that some portion of performance-based cash awards should not have been paid due to a change in actual performance metrics, the Company is entitled to recoup the excess cash awards. The Company’s Shared Services Executive Team (SSET) Short Term Incentive Plan provides that in the event bonus compensation to a SSET member based on statements of earnings, gains or other criteria that are proven later to be materially inaccurate and result in a restatement of results, the HRPC and/or the Chairman and CEO may deem it necessary to have the SSET member return the incentive award previously received and/or defer future payments.

Policy on Deductibility of Compensation Over $1 Million. Unless compensation is performance based, Section 162(m) of the Internal Revenue Code, enacted in 1993, imposes a limit of $1 million on the amount that a publicly held corporation may deduct in any year for the compensation paid or accrued with respect to its chief executive officer and each of its four other most highly compensated executive officers. While the HRPC cannot predict with certainty how the Company’s executive compensation might be affected in the future by Section 162(m) or applicable tax regulations issued, the HRPC would like to preserve the tax deductibility of all executive compensation while maintaining the Company’s executive compensation program as described in this Compensation Discussion and Analysis. However, the HRPC realizes that executive compensation must remain competitive and aligned with shareholder interests, which may result in the Company providing compensation to the Named Executives that is not always deductible. HRPC contends that retaining the right leadership is of greater shareholder value than achieving 100% deductibility of all executive compensation at all times.

Policies on the Impact of Accounting/Tax Treatments on any Elements of Compensation. The Company’s stock-based compensation policy applies to all forms of stock-based compensation including stock options, restricted stock units, shares acquired under the Employee Stock Purchase Plan and performance based phantom units. All stock-based compensation is accounted for under the fair-value method as required by generally accepted accounting principles in the United States. The expense associated with stock based compensation is recognized over the vesting period of each individual arrangement.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The fair value of restricted stock and phantom stock units is based on the fair value at the date of grant. The fair value of each performance based share unit is estimated based on probable outcomes of the performance conditions.

Compensation expense associated with the Employee Stock Purchase Plan is determined using a Black-Scholes-Merton option pricing formula.

Agreements

Employment Agreement—Chief Executive Officer

The three-year Employment Agreement of the Chairman, President and Chief Executive Officer of the Company, J. Downey Bridgwater, was entered into effective July 1, 2010, and terminates effective June 30, 2013.

The 2010 Employment Agreement provides Mr. Bridgwater with a minimum base salary, eligibility to participate in both the Shared Services Executive Annual Cash Incentive Plan and the Company’s Long-Term Incentive Plan. Additionally, the Agreement awards Mr. Bridgwater 187,500 performance restricted share units (PRSUs) which vest at the end of the three year period (June 30, 2013) based upon the performance of the Company relative to the HRPC selected peer group. The metrics used were the same as those used under the Company’s Long Term Incentive (LTI) Stock Performance Program (discussed in the analysis of the Compensation Elements, specifically the “Long-Term Incentive Compensation” section above). Additionally, all Company incentive/bonus plans have clawback provisions.

Report of the Human Resources Programs Committee

The Human Resources Programs Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

The Human Resources Programs Committee certifies that it has reviewed with the Committee’s independent compensation consultant the senior executive officer incentive compensation arrangements and has made reasonable efforts to ensure that such arrangements do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the Company.

Submitted by the Human Resources Programs Committee of the Company’s Board of Directors.

Human Resources Programs Committee:

George Beatty, Jr., Chairman
Edward R. Bardgett
Anat Bird
Raimundo Riojas Encinas

Summary Compensation Table

The following table sets forth the compensation of (i) the Chief Executive Officer of the Company, (ii) the Chief Financial Officer of the Company, and (iii) the other three most highly compensated executive officers of the Company who were serving as executive officers at the end of 2010 (collectively, the “Named Executives”) for the year ended December 31, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)		Total ($)

J. Downey Bridgwater Chairman, President and Chief Executive Officer	2010 2009 2008	610,500 607,874 581,250	— — —	194,589 883,125 142,000 149,850	189,310 44,312 42,426	— — —	26,560 28,243 38,916		1,020,959 883,125 822,429 812,442

Zach L. Wasson Executive Vice President and Chief Financial Officer	2010 2009 2008	356,125 354,593 337,489	— 10,000 —	75,529 53,250 59,940	73,622 16,617 16,970	44,520 — 43,750	24,436 24,664 59,180	(1)	574,232 459,124 517,329

Deborah A. Dinsmore Executive Vice President and Chief Operations and Information Officer	2010 2009 2008	248,238 239,487 226,250	— 10,000 —	78,312 53,250 59,940	61,204 16,617 16,970	23,190 — 20,125	14,899 11,847 24,090		425,843 331,201 347,375

James W. Goolsby, Jr. Executive Vice President and General Counsel	2010 2009 2008	279,813 278,609 271,249	— 10,000 —	59,345 53,250 79,920	57,847 16,617 22,627	31,480 — 30,937	24,425 24,548 37,111		452,910 383,024 441,844

Robert S. Smith Executive Vice President and Chief Credit Officer	2010 2009 2008	275,000 222,897 220,009	25,000 — —	109,622 71,000 34,965	80,140 22,156 9,899	75,000 54,149 57,561	17,475 16,479 25,705		582,237 386,681 348,139

(1)	Mr. Wasson received a payment of $30,000 to reimburse him for the costs associated with his social club membership. This reimbursement of the club membership application fee was part of Mr. Wasson’s original employment offer.
(2)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB Accounting Standard Codification Topic 718 (“FASB ASC Topic 718”), based upon the probable outcome of the performance conditions, consistent with the estimate of aggregate compensation cost to be recognized over the service period under FASB ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of the grant date fair value are included in footnote 15 of the Company’s audited financial statements for the fiscal years ended December 31, 2008 and 2009 and in footnote 16 for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on or around March 13, 2009, February 23, 2010 and March 9, 2011, respectively. The maximum value of such awards at the grant date assuming the highest level of performance would be achieved is as follows: Mr. Bridgwater—$389,178 (2010), $284,000 (2009), $299,700 (2008); Mr. Wasson—$151,058 (2010), $106,500 (2009), $119,880 (2008); Ms. Dinsmore—$156,624 (2010), $106,500 (2009), $119,880 (2008); Mr. Goolsby—$118,690 (2010), $106,500 (2009), $159,840 (2008); and Mr. Smith—$219,244 (2010), $142,000 (2009), $69,930 (2008).

(3)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2008 and 2009 are included in footnote 15, and for the fiscal year ended December 31, 2010, are included in footnote 16, to the Company’s audited financial statements for the fiscal years ended December 31, 2008, 2009 and 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009, February 23, 2010, and March 9, 2011, respectively.
(4)	The amounts in this column reflect the cash awards to the Named Executives under the short-term incentive program, which is discussed in further detail on pages 15-17 under the heading “Annual Incentive Compensation”.
(5)	This column indicates amounts for various benefits and perquisites provided to the Named Executives as shown in the following supplemental table:

All Other Compensation—Supplemental Table

Name	Year	Car Allowance/ Company Auto		Club Membership		401(k) Match/ 401(k) Forfeitures		Profit Sharing/ Profit Sharing Forfeitures(1)		Relocation Expenses	Temporary Housing	Tax Gross-ups	Dividend Check	Total Other Compensation

J. Downey Bridgwater	2010 2009 2008	$ $ $	2,021 1,552 671	$ $ $	11,440 13,588 17,490	$ $ $	13,099 13,103 6,900	$	— — 13,855	— — —	— — —	— — —	— — —	$ $ $	26,560 28,243 38,916

Zach L. Wasson	2010 2009 2008	$ $ $	5,297 5,678 5,470	$ $ $	6,040 5,488 32,955	$ $ $	13,099 13,499 6,900	$	— — 13,855	— — —	— — —	— — —	— — —	$ $ $	24,436 24,664 59,180

Deborah A. Dinsmore	2010 2009 2008	$ $ $	1,800 7,636 4,600		— — —	$ $ $	13,099 4,210 6,611	$	— — 12,879	— — —	— — —	— — —	— — —	$ $ $	14,899 11,847 24,090

James W. Goolsby, Jr.	2010 2009 2008	$ $ $	1,862 2,694 9,604	$ $ $	9,464 8,665 6,752	$ $ $	13,099 13,189 6,900	$	— — 13,855	— — —	— — —	— — —	— — —	$ $ $	24,425 24,548 37,111

Robert S. Smith	2010 2009 2008	$ $	— 1,034 1,858	$ $ $	4,376 3,785 4,008	$ $ $	13,099 11,661 7,744	$	— — 12,095	— — —	— — —	— — —	— — —	$ $ $	17,475 16,479 25,705

(1)	In 2009, the Company discontinued a profit-sharing component for the Employee Savings Plan and increased the 401(k) match from $0.50 per $1.00 on the first 6% of eligible compensation an employee elects to contribute to a $1.00 for $1.00 match on the first 5% of eligible compensation an employee elects to contribute to the Plan.

Grants of Plan-Based Awards

Effective September 1, 2007, the Company adopted the 2007 Long-Term Incentive (LTI) Stock Performance Program (the “Program”) for officers of the Company, which is administered by the HRPC. All awards for the Program are made under the shareholder-approved 2003 Stock Incentive and Compensation Plan (“the 2003 Plan”). An aggregate of 5,225,000 shares were originally issuable under the 2003 Plan. Stock options previously issued pursuant to the 2003 Plan and the 1994 Stock Incentive Plan, as amended and restated, continue to remain outstanding in accordance with their original terms. The following table sets forth information concerning each grant of an award made to a Named Executive in 2010 under the Company’s equity plans. An equity award recipient must remain continuously employed by the Company through the vesting date of the award, and in the case of awards that are dependent upon the Company’s performance relative to its peer group, through the settlement and delivery date of the award. In the case of the phantom stock units, the settlement date is the date, following the end of the third calendar year after which the phantom stock units were issued, on which comparative peer data for the completed third calendar year is available. In the event of a change in control, any unvested equity awards granted under this program shall be accelerated to vest. In the case of phantom stock units, the accelerated vesting will yield an award not to exceed 100% of the original grant. A new equity award may be granted each calendar year, and each annual grant of phantom stock units is subject to performance metrics at the end of the new three-year period.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)(2)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

J. Downey Bridgwater	2010	$91,575	$366,300	(4)	$732,600				—
	3/30/2010					3,577	35,770	71,540
	7/1/2010						187,500
	4/1/2010									29,122	$5.60	$70,105
										49,518	$5.60	$119,205

Zach L. Wasson	2010	$46,296	$178,062		$313,390				—
	3/30/2010					1,388	13,884	27,768
	4/1/2010									30,583	$5.60	$73,622

Deborah A. Dinsmore	2010	$23,850	$92,750		$161,650				—
	3/30/2010					946	9,460	18,920
	4/1/2010									20,838	$5.60	$50,163
	10/1/2010								5,000	5,000	$5,37	$11,041

James W. Goolsby, Jr.	2010	$30,779	$125,915		$221,052				—
	3/30/2010					1,091	10,909	21,818
	4/1/2010									24,030	$5.60	$57,847

Robert S. Smith	2010	$35,750	$137,500		$242,000				—
	3/30/2010					1,072	10,721	21,442
	1/1/2010								10,000	10,000	$5.13	$23,289
	4/1/2010									23,616	$5.60	$56,851

(1)	During 2010, phantom stock units covering 87,444 shares were issued to the Named Executives under the Program. In addition, J. Downey Bridgwater was issued 187,500 shares in accordance with his 2010 Employment Agreement.
(2)	The actual 2010 annual incentive awards granted to the Named Executives are discussed in “Annual Incentive Compensation Decisions” on page 17 of this Form 10-K/A.
(3)	During 2010, stock options covering 192,707 shares were issued to the Named Executives under the Program.
(4)	Assumptions used in the calculation of the grant date fair value are included in footnote 15 of the Company’s audited financial statements for the fiscal years ended December 31, 2008 and 2009 and in footnote 16 for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on or around March 13, 2009, February 23, 2010, and March 9, 2011, respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards outstanding as of December 31, 2010 for each of the Named Executives.

	Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercisable Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

J. Downey Bridgwater	—	78,640		—	$5.60	4/1/2020	—	—	35,770		$251,105
									187,500	(2)	$1,316,250
	6,666	13,334		—	$6.54	4/1/2019			20,000		$140,400
	9,999	5,001			$9.94	4/1/2018
	12,500	—			$11.64	12/20/2017

Zach L. Wasson	—	30,583		—	$5.60	4/1/2020	—	—	13,884		$97,466
	2,499	5,001			$6.54	4/1/2019			7,500		$52,650
	3,999	2,001			$9.94	4/1/2018
	4,500	—			$11.41	10/1/2017

Deborah A. Dinsmore	—	20,838		—	$5.60	4/1/2020	—	—	9,460		$66,409
	—	5,000	(3)		$5.37	10/1/2020
	2,499	5,001			$6.54	4/1/2019			7,500		$52,650
	3,999	2,001			$9.94	4/1/2018
	4,500	—			$11.41	10/1/2017			250		$1,755

James W. Goolsby, Jr.	—	24,030		—	$5.60	4/1/2020	—	—	10,909		$76,581
	2,499	5,001			$6.54	4/1/2019			7,500		$52,650
	5,333	2,667			$9.94	4/1/2018
	2,500	—			$11.41	10/1/2017
	8,453	—			$8.86	2/22/2012

	Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercisable Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert S. Smith	—	23,616			$5.60	4/1/2020	—	—	10,721	$75,261
									500	$3,510
									10,000	$70,200
	—	10,000	(4)		$5.13	1/1/2020
	3,333	6,667			$6.54	4/1/2019
	2,333	1,167			$9.94	4/1/2018
	2,000	—			$11.41	10/1/2017
	10,083	—			$8.39	2/22/2011

(1)	All options listed below vest at a rate of 33 1/3% per year over the first three years of the ten-year option term.
(2)	Represents a one time award to Mr. Bridgwater under the terms of his 2010 Employment Agreement.
(3)	Represents a one time award to Ms. Dinsmore upon her promotion to Executive Vice President and Chief Operations and Information Officer effective October 1, 2010.
(4)	Represents a one time award to Mr. Smith upon his promotion to Executive Vice President and Chief Credit Officer effective January 1, 2010.

Option Exercises and Stock Vested

The following table sets forth information concerning the exercise of stock options and the vesting of stock awards during 2010 by the Named Executives, and the fiscal year-end value of unexercised options.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (#)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

J. Downey Bridgwater	—	—	5,250	$37,065

Zach L. Wasson	—	—	3,975	$24,444

Deborah A. Dinsmore	8,189	3,849	7,725	$44,882

James W. Goolsby, Jr.	—	—	5,050	$30,838

Robert S. Smith	—	—	12,475	$66,361

Nonqualified Deferred Compensation

The following table sets forth information concerning the Company’s Deferred Compensation Plan which provides for the deferral of compensation on a basis that is not tax qualified.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)(1)

J. Downey Bridgwater	—	—	$67,217	—	$240,617

Zach L. Wasson	—	—	—	—	—

Deborah A. Dinsmore	—	—	$1,053	—	$67,250

James W. Goolsby, Jr.	$13,991	—	$18,227	—	$163,212

Robert S. Smith	—	—	—	—	—

(1)	The amounts reported in the aggregate balance at last fiscal year end, excluding aggregate earnings, were reported as compensation to the named executive officer in the Company’s Summary Compensation Table in previous years.

Potential Payments Upon Termination or Change in Control

The following table sets forth the severance amounts that each of Messrs. Bridgwater, Wasson, Goolsby and Smith and Ms. Dinsmore would have been entitled to receive if their employment relationship with the Company had been terminated on December 31, 2010 due to an involuntary termination without cause prior to a change of control or due to a change of control termination, taking into account the CPP assistance to the Company was repaid. As of December 31, 2010, there were no severance payments payable upon voluntary resignation, involuntary termination for cause, death or disability. The following table is for illustrative purposes only:

Name and Principal Position	Severance ($)	Bonus ($)	Car Allowance ($)	Employee Savings Match ($)	Placement Fees ($)	Benefits ($)	Life Insurance ($)	Vesting of Option and Other Equity Awards ($)(1)	Club Dues ($)	Estimated Bonus for Excise Taxes ($)	Total ($)

J. Downey Bridgwater Chairman, President and Chief Executive Officer	$1,183,500	—	$6,063	$39,289	$50,000	$33,243	$2,178	$1,721,716	$34,319	—	$3,718,308

Zach L. Wasson Executive Vice President and Chief Financial Officer	$712,250	$303,750	$10,594	$26,192	$20,000	$22,162	$1,452	$157,059	$12,080	—	$1,265,539

Deborah A. Dinsmore Executive Vice President and Chief Operations and Information Officer	$530,000	$235,750	$3,600	$26,193	$20,000	$18,536	$1,156	$125,648	—	—	$960,703

James W. Goolsby, Jr. Executive Vice President and General Counsel	$559,626	$339,750	$3,723	$26,192	$20,000	$22,162	$1,220	$134,734	$18,928	—	$1,126,335

Robert S. Smith Executive Vice President and Chief Credit Officer	$550,000	$188,692	—	$26,192	$20,000	$595	$1,200	$73,591	$8,751	—	$869,021

(1)	The unvested options and other equity awards vest only in the event of a change of control.

Compensation Committee Interlocks and Insider Participation

The members of the HRPC during the 2010 fiscal year were George Beatty, Jr., Edward R. Bardgett, Anat Bird and Raimundo Riojas E. None of the members of HRPC was an officer or employee of the Company or any of its subsidiaries in 2010 nor was any member formerly an officer or employee of the Company or any of its subsidiaries.

During 2010, no executive officer of the Company served as (i) a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the HRPC of the Company, (ii) a director of another entity, one of whose executive officers served on the HRPC, or (iii) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Compensation of Directors

Directors of the Company who are also employees of the Company do not receive fees for serving on or attending meetings of the Board or any committees on which they serve.

For the 2010-2011 Board year, which ends with the special meeting on May 5, 2011, non-employee directors and advisory directors of the Company received an annual retainer fee of $15,000 paid in the form of 2590 shares of Common Stock, a fee of $3,000 per quarterly Board meeting attended and a fee of $1,250 per Audit Committee meeting and $750 per other committee meeting and $500 per special committee meeting attended. Additionally, each non-employee director and advisory director received a fee of $500 for participating in special meetings of the entire Board. The Lead Director and the chair of the Audit Committee received an additional annual retainer of $10,000, paid in either cash or Common Stock, and the chairs of the Corporate Governance and Nominating Committee and the Human Resources Programs Committee each received an additional annual retainer of $5,000, payable in the same manner as the annual retainer for all directors. The employee director, J. Downey Bridgwater, is salaried and does not receive compensation for serving on the Company’s Board of Directors. The Company reimburses the directors for their travel expenses to attend meetings, for NACD membership and for participation in NACD sponsored seminars and conferences to better understand their role as directors and responsibility as committee members.

The following table sets forth information regarding the compensation of the Company’s Board of Directors for the 2010 fiscal year.

Director Compensation(1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Edward R. Bardgett	$31,000	$15,000	$46,000
George Beatty, Jr.	$69,750	$20,000	$89,750
Anat Bird	$61,500	$15,000	$76,500
Bernard A. Harris, Jr., MD	$28,500	$15,000	$43,500
David L. Hatcher	$25,000	$25,000	$50,000
Glenn H. Johnson	$30,500	$15,000	$45,500
Joe D. Koshkin	$21,750	$12,500	$34,250
R. Bruce LaBoon	$68,750	$15,000	$83,750
Sheldon I. Oster	$25,750	$15,000	$40,750
Raimundo Riojas E.	$15,225	$15,000	$30,225
Roland X. Rodriguez	$47,750	$15,000	$62,750
Dan C. Tutcher	$22,750	$20,000	$42,750
Elizabeth C. Williams	$30,500	$15,000	$45,500

(1)	The Company’s Board did not receive any compensation in the form of option awards, non-equity incentive plan compensation, a pension, or any other form of compensation not reported in the above table.

(2)	The annual stock award to directors is valued based on the fair value per share of Common Stock on the date of the grant, April 26, 2010, and the Company’s closing share price on that date was $5.79.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2010, regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities shown in the first column)

Equity compensation plans approved by shareholders(1)	1,814,695	$7.6757	3,503,129

Equity compensation plans not approved by shareholders	—	—	—

Total	1,814,695		3,503,129

(1)	Consists of shares of the Company’s common stock issued or remaining available for issuance under the 2003 Plan, 1994 Stock Incentive Plan, and 2004 Employee Stock Purchase Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company concerning persons who beneficially owned more than 5% of the outstanding Common Stock of the Company as of March 30, 2011. The table also shows information concerning beneficial ownership by all directors and director nominees, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group. The number of shares beneficially owned by each director or officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has the sole or shared voting power or investment power and also shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. Unless otherwise noted, each person listed below has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares listed.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Class

TAC Capital LLC 1111 Briarcrest Drive, Suite 300 Bryan, Texas 77802	10,182,000	(1)	9.97%

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Class

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	8,860,262	(2)	8.67%

FMR LLC 82 Devonshire Street Boston, MA 02109	5,851,000	(3)	5.73%

Edward R. Bardgett	13,550		*

George Beatty, Jr.	22,124		*

Anat Bird	27,999		*

J. Downey Bridgwater	202,173	(4)	*

Wanda Dalton	72,664	(5)	*

Deborah A. Dinsmore	43,313	(6)	*

James W. Goolsby, Jr.	72,198	(7)	*

Bernard A. Harris, Jr., M.D.	9,171		*

David L. Hatcher	45,605		*

Travis Jaggers	67,938	(8)	*

Glenn H. Johnson	98,648	(9)	*

Joe D. Koshkin	2,427		*

R. Bruce LaBoon	33,643		*

Sheldon I. Oster	12,065		*

Raimundo Riojas E.	626,024	(10)	*

Roland X. Rodriguez	16,258		*

Robert S. Smith	49,618	(11)	*

Dan C. Tutcher	—		*

Zach L. Wasson	53,908	(12)	*

Max W. Wells	40,307	(13)	*

Elizabeth C. Williams	10,503		*

All directors and executive officers as a group (32 persons)	1,944,897	(14)	1.90%

*	Indicates less than one percent.
(1)	According to a Schedule 13D filed with the SEC on November 8, 2010, TAC Capital LLC may be deemed to have beneficial ownership of the shares reflected in the table as of November 5, 2010. TAC Capital LLC reported that it had sole dispositive power and sole voting power with respect to 10,182,000 shares.
(2)	According to a Schedule 13G filed with the SEC on February 8, 2011, BlackRock, Inc. may be deemed to have beneficial ownership of the shares reflected in the table as of December 31, 2010. BlackRock, Inc. reported that it had sole dispositive power and sole voting power with respect to 8,860,262 shares.

(3)	According to a Schedule 13G filed with the SEC on February 14, 2011, FMR LLC may be deemed to have beneficial ownership of the shares reflected in the table as of December 31, 2010. FMR LLC reported that it had sole dispositive power and sole voting power with respect to 5, 851,000 shares.
(4)	Includes 11,980 shares which have been contributed by the Company to Mr. Bridgwater’s 401(k) plan matching account.
(5)	Includes 7,911 shares which have been contributed by the Company to Ms. Dalton’s 401(k) plan matching account and 1,764 shares acquired pursuant to the 2004 Employee Stock Purchase Plan.
(6)	Includes 7,898 shares which have been contributed by the Company to Ms. Dinsmore’s 401(k) plan matching account.
(7)	Includes 9,933 shares which have been contributed by the Company to Mr. Goolsby’s 401(k) plan matching account and 6,675 shares acquired pursuant to the 2004 Employee Stock Purchase Plan.
(8)	Includes 10,531 shares which have been contributed by the Company to Mr. Jaggers’ 401(k) plan matching account and 7,524 shares owned by Mr. Jaggers’ spouse.
(9)	Includes 2,310 shares owned of record by two of Mr. Johnson’s children and managed by Mr. Johnson under a power of attorney; 1,125 shares of record owned by one of Mr. Johnson’s siblings and managed by Mr. Johnson under a power of attorney; 22,777 shares owned of record by the Karina K. Johnson Trust No. 1 and the Nancy Loraine Johnson Lucke Trust No. 1, Glenn H. Johnson, Trustee; and 28,648 shares held of record by Johnson & Wurzer, P.C., of which Mr. Johnson is an owner and President.
(10)	Includes 606,624 shares owned by Glencox Investments, Inc., which is principally owned and controlled by Mr. Riojas.
(11)	Includes 9,842 shares which have been contributed by the Company to Mr. Smith’s 401(k) plan matching account, and 7,066 shares acquired pursuant to the 2004 Employee Stock Purchase Plan.
(12)	Includes 5,792 shares which have been contributed by the Company to Mr. Wasson’s 401(k) plan matching account, and 5,459 shares acquired pursuant to the 2004 Employee Stock Purchase Plan.
(13)	Includes 3.487 shares which have been contributed by the Company to Mr. Wells’ 401(k) plan matching account, and 5,937 shares acquired pursuant to the 2004 Employee Stock Purchase Plan.
(14)	Includes issued and outstanding shares that are beneficially owned as of March 30, 2011, and 191,738 shares issuable upon the exercise of (i) fully vested outstanding stock options, or (ii) stock options that vest within 60 days of March 30, 2011.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions with Related Persons

Certain of the Company’s officers and directors are, or have been in the past, customers of the Bank and its predecessor banks, and some of the Company’s officers and directors are directors, officers or shareholders of entities which are, or have been in the past, customers of such banks. As such customers, they have had transactions in the ordinary course of business with the Bank and its predecessor banks, including outstanding loans. All loans made were on substantially the same terms as those prevailing at the time for comparable transactions with other unaffiliated persons, and did not involve more than a normal risk of collectability for any credit transactions or otherwise present any other unfavorable features. All credit transactions involving officers and directors of the Company and the Bank are reviewed and approved by the Loan Committee of the Bank and are disclosed and reviewed monthly in the meetings of the Board of the Bank.

Director Independence

The Board has determined that, except for Mr. Bridgwater, all the directors are “independent” as that term is defined in the applicable rules of The Nasdaq Global Select Market. In making this determination, the Board considered transactions and relationships between each director or his or her immediate family and the Company and its subsidiaries, including those reported under “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions with Related Persons” above. The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent. There are no family relationships between any directors and executive officers. Mr. Bridgwater is not independent because of his employment as a senior executive of the Company.

During this review of director independence, the Board specifically considered the relationship between the Company and SCB Forums, Ltd., of which Ms. Anat Bird is the President and Chief Executive Officer. SCB Forums, Ltd. is a company that arranges and facilitates peer group meetings for bank executives and provides certain consulting services. The Company retained SCB Forums, Ltd. in 2010, but SCB Forums, Ltd. did not charge the Company for any of its services. While the relationship between the Company and SCB Forums, Ltd. was not required to be disclosed in the “Certain Transactions with Related Persons” section above, the Board still considered this relationship in connection with its analysis of director independence. Based on its review, the Board concluded that this relationship (i) was not material to the Company or Ms. Bird, (ii) does not interfere with the exercise of Ms. Bird’s independent judgment, and (iii) did not adversely impact the Board’s determination that Ms. Bird is independent.

The Board also specifically considered the relationship between the Company and Locke Lord Bissell & Liddell LLP (“Locke Lord”), of which Mr. Bruce LaBoon is a non-equity of counsel attorney. Locke Lord is a law firm that has provided legal services to the Company for many years. The Company’s attorney fee arrangement with Locke Lord is negotiated on the same basis as arrangements with other outside legal counsel and is subject to the same terms and conditions. The fees the Company pays to Locke Lord are comparable to those paid to other law firms for similar services, and the fees paid by the Company to Locke Lord in 2010 represented less than one percent of that firm’s revenues. Mr. LaBoon is compensated by Locke Lord on a fixed fee arrangement. While the relationship between the Company and Locke Lord was not required to be disclosed in the “Certain Transactions with Related Persons” section above, the Board still considered this relationship in connection with its analysis of director independence. Based on its review, the Board concluded that this relationship (i) was not material to the Company or Mr. LaBoon, (ii) does not interfere with the exercise of Mr. LaBoon’s independent judgment, and (iii) did not adversely impact the Board’s determination that Mr. LaBoon is independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP served as the independent registered public accounting firm for the Company for the fiscal year ended December 31, 2010. During fiscal years 2010 and 2009, the Company incurred the following fees for services performed by Deloitte & Touche LLP:

Fee Table

	2010	2009

Audit Fees	$967,472	$711,458

Audit Related Fees	—	—

Tax Fees	76,890	82,825

All Other Fees	—	—

Total	$1,044,362	$794,283

Audit Fees. Consists primarily of fees billed for professional services rendered by Deloitte & Touche LLP for the audit and quarterly reviews of the consolidated financial statements, statutory audits of subsidiaries required by governmental bodies, comfort letters, consents, assistance with and review of documents filed with the SEC and accounting and financial reporting consultations and research work necessary to comply with generally accepted accounting standards. In addition, the Audit Fees amount includes fees billed for professional services for the audit of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002.

Audit-Related Fees. There were no fees billed in the fiscal years ended December 31, 2010 and December 31, 2009 for assurance and related services rendered by Deloitte & Touche LLP that are related to the performance of the audit or review of the Company’s financial statements but not reportable as Audit Fees.

Tax Fees. Consists primarily of fees billed for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax preparation.

All Other Fees. There were no fees billed for services rendered by Deloitte & Touche LLP not reportable as Audit Fees, Audit Related Fees or Tax Fees for the fiscal years ended December 31, 2010 or 2009.

Policy on Audit Committee Pre-Approval of Audit Services

The Audit Committee Charter provides that the Audit Committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for the Company by the Company’s independent registered public accounting firm, subject to the requirements of applicable law. In accordance with such law, the Audit Committee has delegated the authority to grant such pre-approvals to the Audit Committee chair, which approvals are then reviewed by the full Audit Committee at its next regular meeting. Typically, however, the Audit Committee itself reviews the matters to be approved. The procedures for pre-approving all audit and non-audit services provided by the Company’s independent registered public accounting firm include the Audit Committee’s review of a budget for audit services, audit-related services, tax services and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted. Audit Committee approval would be required to exceed the budgeted amount for a particular category of the services or to engage the Company’s independent registered public accounting firm for any services not included in the budget. The Audit Committee periodically monitors the services rendered by and actual fees paid to the Company’s independent registered public accounting firm to ensure that such services are within the parameters approved by the Audit Committee. All of the services reported in “Principal Accountant Fees and Services” above were pre-approved by the Audit Committee or the chair of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit No.

1.1	Underwriting Agreement, dated May 6, 2009, by and between Sterling Bancshares, Inc. and Morgan Stanley & Co. Incorporated, as representative of the several underwriters named in Schedule II of the Underwriting Agreement. [Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 11, 2009 (File No. 0-20750).]

1.2	Agreement and Plan of Merger dated January 16, 2011 by and among Comerica Incorporated, Sterling Bancshares, Inc., and, from and after its accession to the Agreement, Sub (as defined therein) (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 21, 2011.]

2.1	Agreement and Plan of Merger Dated July 7, 2005 by and among Sterling Bancshares, Inc., SBPB, Inc., and Prestonwood Bancshares, Inc. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

2.2	Agreement and Plan of Merger dated July 25, 2006 between Sterling Bancshares, Inc. and BOTH, Inc. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006.]

2.3	Agreement and Plan of Merger dated January 24, 2007 between Sterling Bancshares, Inc., Sterling Bank and Partners Bank of Texas. [Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007.]

2.4	Share Exchange Agreement dated May 3, 2007, among the Company, MBM Advisors and the shareholders of MBM Advisors. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007 (File No. 000-20750).]

3.1	Restated and Amended Articles of Incorporation of the Company effective August 13, 2007. [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 19, 2007 (File No. 000-20750).]

3.2	Amended and Restated Bylaws of Sterling Bancshares, Inc. (as of October 29, 2007). [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-20750).]

3.3	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series J, of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 000-20750).]

3.4	First Amendment to the Amended and Restated Bylaws of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2009 (File No. 000-20750).]

4.1	Preferred Securities Guarantee Agreement dated March 21, 2001. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.2	Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.3	First Supplemental Indenture dated March 21, 2001. [Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on March 21, 2001 (File No. 000-20750).]

4.4	Indenture dated August 30, 2002. [Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.5	Junior Subordinated Deferrable Interest Debenture due August 30, 2032. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.6	Guarantee Agreement dated August 30, 2002. [Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 12, 2002 (File No. 000-20750).]

4.7	Preferred Securities Guarantee Agreement dated September 26, 2002. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.8	Second Supplemental Indenture dated September 26, 2002. [Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.9	8.30% Junior Subordinated Deferrable Interest Debenture due September 26, 2032. [Incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K dated September 26, 2002 (File No. 000-20750).]

4.10	Fiscal and Paying Agency Agreement dated April 10, 2003 between Sterling Bank and Deutsche Bank Trust Company Americas. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.11	Form of Global Certificate representing Sterling Bank’s 7.375% Subordinated Notes due 2013. [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 15, 2003 (File No. 000-20750).]

4.12	Amended and Restated Declaration of Trust by and among Sterling Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.13	Indenture by and between Sterling Bancshares, Inc., as issuer, and Wilmington Trust Company, as trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.14	Guarantee Agreement by and between Sterling Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee, dated as of March 26, 2007. [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.15	Form of Capital Securities Certificate of Sterling Bancshares Capital Trust IV, dated March 26, 2007. [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

4.16	Form of Stock Certificate for the Series J Preferred Stock. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 000-20750).]

4.17	Warrant to Purchase 2,615,557 Shares of Common Stock of Sterling Bancshares, Inc. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 000-20750).]

10.1***	1994 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-20750).]

10.2	1994 Employee Stock Purchase Plan of the Company. [Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-20750).]

10.3***	1984 Incentive Stock Option Plan of the Company. [Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, effective October 22, 1992 (Registration No. 33-51476).]

10.4***	1995 Non-Employee Director Stock Compensation Plan. [Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-16719).]

10.5***	Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 20, 2007, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 26, 2007 (File No. 000-20750).]

10.6***	Amended and Restated Employment Agreement between Sterling Bancshares, Inc. and J. Downey Bridgwater executed on December 29, 2008, and effective as of January 1, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008 (File No. 000- 20750).]

10.7***	Amended and restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan effective April 30, 2007. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 14, 2007. (File No. 000-20750).]

10.8***	Form of Severance and Non-Competition Agreements between Sterling Bancshares, Inc., Sterling Bank and the following named executive officers:

	Wanda S. Dalton	Travis Jaggers
	James W. Goolsby, Jr.	Graham B. Painter

[Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004 (File No. 000-20750).]

10.9***	Form of Restricted Stock Agreement. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-20750).]

10.10***	Form of Incentive Stock Agreement. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-20750).]

10.11***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Allen Brown executed and effective as of December 1, 2004. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2004 (File No. 000-20750).]

10.12***	Short Term Incentive Program for Shared Services. [Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20750).]

10.13***	Short Term Incentive Program for Bank Offices. [Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20750).]

10.14***	Severance and Non-Competition Agreement dated effective January 1, 2005, by and among Sterling Bancshares, Inc., Sterling Bank and Robert S. Smith. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005 (File No. 000-207500).]

10.15***	Non-Compete Agreement between Sterling Bancshares, Inc. and Max W. Wells dated July 7, 2005. [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005 (File No. 000-20750).]

10.16***	Summary Description of Non-Employee Director compensation. [Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-20750).]

10.17***	Summary of Named Executive Officer Compensation. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005 (File No. 000-20750).]

10.18	Purchase and Sale Agreement, dated November 13, 2006, between Sterling Bank and First States Group, L.P. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2006 (File No. 000-20750).]

10.19***	Form of Phantom Share Agreement. [Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 15, 2006 (File No. 000-20750).]

10.20***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Deborah Dinsmore, dated February 24, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2006 (File No. 000-20750).]

10.21***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and C. Wallis McMath, Jr., dated March 1, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006 (File No. 000-20750).]

10.22***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., a Texas corporation, and Zach L. Wasson dated December 4, 2006. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2006 (File No. 000-20750).]

10.23	Placement Agreement by and among Sterling Bancshares, Inc., Sterling Bancshares Capital Trust IV, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated March 14, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-20750).]

10.24	Long-Term Incentive (LTI) Stock Performance Program. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2007 (File No. 000-20750).]

10.25	Letter Agreement, dated December 12, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, by and between Sterling Bancshares, Inc. and the United States Department of Treasury. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 000-20750).]

10.26	Form of Letter Agreement executed by Senior Executive Officers. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 000-20750).]

10.27	Form of Waiver executed by Senior Executive Officers. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2008 (File No. 000-20750).]

10.28	Redemption Letter Agreement, dated May 5, 2009, by and between Sterling Bancshares, Inc. and the United States Department of the Treasury. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2009 (File No. 000-20750).]

10.29	Purchase and Assumption Agreement, dated August 7, 2009, by and between Sterling Bank and First Bank. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009 (File No. 000-20750).]

10.30***	Severance and Release Agreement between Sterling Bancshares, Inc. and John A. Rossitto dated October 20, 2009. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 20, 2009 (File No. 000-20750).]

10.31	Termination of Purchase and Assumption Agreement, entered effective December 28, 2009, by and between Sterling Bank and First Bank. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009 (File No. 000-20750).]

10.32***	Irrevocable Waiver executed by J. Downey Bridgwater, President and Chief Executive Officer of Sterling Bancshares, Inc., dated as of December 29, 2009. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009 (File No. 000-20750).]

10.33***	Voluntary Separation and Release Agreement dated effective December 31, 2009, by and between Sterling Bancshares, Inc. and Sonny B. Lyles. [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 4, 2010 (File No. 000-20750).]

10.34***	Severance and Non-Competition Agreement between Sterling Bancshares, Inc., Sterling Bank and Michelle L. Mahfouz dated May 4, 2009 [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 25, 2011.]

10.35*	Sterling Bancshares, Inc. Deferred Compensation Plan (as Amended and Restated)

10.36	Sterling Bancshares, Inc. 2004 Employee Stock Purchase Plan [Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed on June 3, 2004 (Registration No. 333-116132).]

10.37***	Form of Transition/Retention Incentive Agreement [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 21, 2011.]

21.1†	Subsidiaries of the Company.

23.1†	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of J. Downey Bridgwater, Chairman, President and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Zach L. Wasson, Executive Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished as an Exhibit to our original Form 10-K filed on March 9, 2011
***	Management Compensation Agreement
†	Filed as an Exhibit to our original Form 10-K filed on March 9, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCSHARES, INC.

DATE: April 8, 2011	by	/S/ J. DOWNEY BRIDGWATER
J. Downey Bridgwater Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity indicated on this the 8th day of April, 2011.

SIGNATURE	TITLE	SIGNATURE	TITLE

/S/ J. DOWNEY BRIDGWATER J. Downey Bridgwater	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	/S/ GLENN H. JOHNSON Glenn H. Johnson	Director

/S/ ZACH L. WASSON Zach L. Wasson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/S/ JOE D. KOSHKIN Joe D. Koshkin	Director

		/S/ R. BRUCE LABOON R. Bruce LaBoon	Director

/S/ DAVID L. HATCHER David L. Hatcher	Lead Director	/S/ SHELDON I. OSTER Sheldon I. Oster	Director

/S/ EDWARD R. BARDGETT Edward R. Bardgett	Director	/S/ RAIMUNDO RIOJAS E. Raimundo Riojas E.	Director

/S/ GEORGE BEATTY, JR. George Beatty, Jr.	Director	/S/ ROLAND RODRIGUEZ Roland Rodriguez	Director

/S/ ANAT BIRD Anat Bird	Director	/S/ DAN C. TUTCHER Dan C. Tutcher	Director

/S/ BERNARD A. HARRIS, JR., M.D. Bernard A. Harris, Jr., M.D.	Director	/S/ ELIZABETH C. WILLIAMS Elizabeth C. Williams	Director