Form 10-Q
period 2011-03-31
STERLING BANCSHARES INC
filed 2011-05-10
CIK 891098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2011
[Common Stock, $1.00 par value per share]	102,158,549 shares

STERLING BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$462,700	$502,894
Available-for-sale securities, at fair value	1,343,536	1,287,555
Held-to-maturity securities, at amortized cost	246,768	265,080

Loans held for sale	1,877	2,691
Loans held for investment	2,599,778	2,752,349

Total loans	2,601,655	2,755,040
Allowance for loan losses	(75,535)	(77,141)

Loans, net	2,526,120	2,677,899

Premises and equipment, net	49,618	49,421
Real estate acquired by foreclosure	49,826	37,064
Goodwill	173,210	173,210
Core deposit and other intangibles, net	8,951	9,477
Accrued interest receivable	13,588	14,673
Other assets	175,230	174,680

TOTAL ASSETS	$5,049,547	$5,191,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$1,287,921	$1,322,492
Interest-bearing demand	2,084,062	2,138,822
Certificates and other time	745,301	796,116

Total deposits	4,117,284	4,257,430
Other borrowed funds	109,701	112,202
Subordinated debt	77,673	78,059
Junior subordinated debt	82,734	82,734
Accrued interest payable and other liabilities	39,074	39,604

Total liabilities	4,426,466	4,570,029

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2011 and December 31, 2010	0	0
Common stock, $1 par value, 150,000,000 shares authorized, 104,008,096 and 103,851,528 issued and 102,140,596 and 101,984,028 outstanding at March 31, 2011 and December 31, 2010, respectively	104,008	103,852
Capital surplus	241,280	239,940
Retained earnings	288,901	290,800
Treasury stock, at cost, 1,867,500 shares held at March 31, 2011 and December 31, 2010	(21,399)	(21,399)
Accumulated other comprehensive income, net of tax	10,291	8,731

Total shareholders’ equity	623,081	621,924

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,049,547	$5,191,953

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$34,906	$43,649
Securities:
Taxable	10,359	9,117
Non-taxable	1,044	925
Deposits in financial institutions	209	115
Other interest-earning assets	2	1

Total interest income	46,520	53,807

Interest expense:
Demand and savings deposits	2,660	4,212
Certificates and other time deposits	1,937	3,352
Other borrowed funds	764	448
Subordinated debt	696	687
Junior subordinated debt	1,034	1,028

Total interest expense	7,091	9,727

Net interest income	39,429	44,080
Provision for credit losses	10,800	22,936

Net interest income after provision for credit losses	28,629	21,144

Noninterest income:
Customer service fees	3,284	3,488
Net gain on sale of securities	(429)	20
Bank-owned life insurance	2,712	888
Wealth management fees	1,914	2,098
Other	2,653	43

Total noninterest income	10,134	6,537

Noninterest expense:
Salaries and employee benefits	19,565	20,503
Occupancy	6,031	5,790
Technology	2,081	2,417
Professional fees	2,482	2,005
Postage, delivery and supplies	559	708
Marketing	63	269
Core deposit and other intangibles amortization	526	549
FDIC insurance assessments	2,138	2,547
Other	7,652	4,165

Total noninterest expense	41,097	38,953

Loss before income taxes	(2,334)	(11,272)
Income tax benefit	(1,964)	(5,024)

Net loss	$(370)	$(6,248)

Loss per common share:
Basic	$(0.00)	$(0.07)

Diluted	$(0.00)	$(0.07)

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE AT JANUARY 1, 2010	$0	$0	83,721	$83,721	$170,848	$295,909	(1,868)	$(21,399)	$11,454	$540,533

Comprehensive loss:
Net loss						(6,248)				(6,248)
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $738									1,384	1,384
Net change in unrealized gains and losses on effective cash flow hedging derivatives, net of taxes of ($820)									(1,523)	(1,523)
Less: Reclassification adjustment for gains on available-for-sale securities included in net income, net of taxes of $6									(12)	(12)

Total comprehensive loss										(6,399)

Issuance of common stock, net of issuance costs			20,000	20,000	66,937					86,937
Issuance of common stock under incentive compensation plans and related tax effects			22	22	(155)					(133)
Stock-based compensation expense (reversal)					(197)					(197)
Shares held in Rabbi Trust			2	2	6					8
Common stock dividends paid						(1,225)				(1,225)

BALANCE AT MARCH 31, 2010	$0	$0	103,745	$103,745	$237,439	$288,436	(1,868)	$(21,399)	$11,303	$619,524

BALANCE AT JANUARY 1, 2011	$0	$0	103,852	$103,852	$239,940	$290,800	(1,868)	$(21,399)	$8,731	$621,924

Comprehensive income:
Net loss						(370)				(370)
Net change in unrealized gains and losses on securities, net of taxes of $841									1,560	1,560

Total comprehensive income										1,190

Issuance of common stock under incentive compensation plans and related tax effects			149	149	593					742
Stock-based compensation expense					689					689
Shares held in Rabbi Trust			7	7	58					65
Common stock dividends paid						(1,529)				(1,529)

BALANCE AT MARCH 31, 2011	$0	$0	104,008	$104,008	$241,280	$288,901	(1,868)	$(21,399)	$10,291	$623,081

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(370)	$(6,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	2,806	1,015
Net loss (gain) on sale of securities	429	(20)
Net (gain) loss on loans	(191)	2,412
Gain on bank-owned life insurance	(1,672)	0
Provision for credit losses	10,800	22,936
Writedowns, less gains on sale of real estate acquired by foreclosure	1,113	(162)
Depreciation and amortization	2,294	2,440
Stock-based compensation expense (reversal)	689	(42)
Excess tax benefits from share-based payment arrangements	(47)	(2)
Net decrease (increase) in loans held for sale	131	(1,629)
Net gain on sale of bank assets	(146)	(137)
Net decrease (increase) in accrued interest receivable and other assets	1,004	(3,020)
Net decrease in accrued interest payable and other liabilities	(347)	(4,322)

Net cash provided by operating activities	16,493	13,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	15,767	7,302
Proceeds from the sale of held-to-maturity securities	2,747	0
Purchases of held-to-maturity securities	(944)	(52,062)
Proceeds from the maturities or calls and paydowns of available-for-sale securities	94,046	67,887
Purchases of available-for-sale securities	(150,143)	(146,580)
Net decrease in loans held for investment	124,839	103,384
Proceeds from sale of real estate acquired by foreclosure	2,325	5,189
Purchase of premises and equipment	(1,955)	(470)

Net cash provided by (used in) investing activities	86,682	(15,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts	(140,146)	29,477
Net (decrease) increase in other borrowed funds	(2,501)	1,767
Proceeds from issuance of common stock under incentive compensation plans	742	147
Proceeds from issuance of common stock, net of expenses	0	86,937
Repurchase of common stock for Rabbi Trust	65	8
Excess tax benefits from share-based payment arrangements	0	2
Common stock dividends paid	(1,529)	(1,225)

Net cash (used in) provided by financing activities	(143,369)	117,113

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,194)	114,984
CASH AND CASH EQUIVALENTS:
Beginning of period	502,894	246,215

End of period	$462,700	$361,199

Supplemental information:
Interest paid	$6,688	$10,964
Noncash investing and financing activities—
Acquisition of real estate through foreclosure of collateral	16,200	5,546

See Notes to Consolidated Financial Statements.

STERLING BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are unaudited and include the accounts of Sterling Bancshares, Inc. and its subsidiaries (the “Company”). The Company’s accounting and financial reporting policies are in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

The Company has evaluated subsequent events through the date the financial statements were issued.

New Accounting Guidance

Receivables: In April 2011, the Financial Accounting Standards Board issued ASU 2011-02 Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these three amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Management has not completed its evaluation of the impact of ASU 2011-02; however, it does not expect it to be material to the Company’s financial statements.

2. PENDING COMERICA MERGER

As previously announced, on January 16, 2011, the “Company” and Comerica Incorporated (“Comerica”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into Comerica, with Comerica surviving the merger, and each share of Company common stock will be converted into the right to receive 0.2365 shares of Comerica common stock (the “Merger”). Completion of the Merger is subject to (i) approval of the Merger by the shareholders of the Company, (ii) applicable regulatory approvals, including the Federal Reserve Board pursuant to Section 3 of the Bank Holding Company Act of 1956, as amended, and (iii) other customary closing conditions. The Merger was approved by the Shareholders of the Company on May 5, 2011.

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

Subsequent to the announcement of the proposed combination of the Company and Comerica, a putative shareholder class action lawsuit relating to the Merger was filed in the 11th District Court of Harris County, Texas, naming as defendants the Company, certain of its directors and officers, and Comerica. The plaintiff voluntarily dismissed the lawsuit on March 2, 2011.

On February 2, 2011, a purported shareholder of the Company filed a shareholder derivative lawsuit on behalf of the Company in the 295th District Court of Harris County, Texas, naming as defendants the Company, certain of its directors and officers, and Comerica. The lawsuit challenged the fairness of the Merger, alleged that the director and officer defendants breached their fiduciary duties to the Company, and that the Company and Comerica aided and abetted those alleged breaches. The lawsuit generally sought an injunction barring defendants from consummating the Merger, a declaratory judgment that the defendants breached their fiduciary duties to the Company, an accounting of all damages allegedly caused by alleged breaches of fiduciary duties, and an accounting of all profits and special benefits allegedly obtained by the defendants as a result of the alleged breaches of fiduciary duty. In addition, if the Merger is consummated, the lawsuit sought rescission of the Merger or an award of rescissory damages. On February 16, 2011, the plaintiff shareholder filed an amended derivative petition that added, among other things, allegations that the preliminary proxy statement and prospectus filed by Comerica with the SEC on February 17, 2011 omitted material information including, but not limited to, details concerning projections allegedly prepared by Comerica and Sterling’s management and provided to Morgan Stanley, work performed by Morgan Stanley as Sterling’s financial advisor, and allegations concerning the negotiations of the merger and consideration of alternative transactions. The Court granted the Company’s motion to dismiss on April 4, 2011.

On April 8, 2011, the same purported shareholder filed a second shareholder derivative lawsuit on behalf of the Company in the 295th District Court of Harris County, Texas which named the same defendants and repeated the allegations and claims made in the first derivative lawsuit. On April 15, 2011, a special committee of the Board began reviewing the allegations in the second derivative lawsuit. On April 28, 2011, Sterling asked the Court for a mandatory 60-day stay of proceedings, as required by Texas law, to allow the Committee to complete its review. On May 2, 2011, the plaintiff shareholder asked the Court to enter a temporary restraining order to delay the scheduled May 5, 2011 shareholder vote on the Merger, which the Court denied.

3. SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$49,517	$165	$(165)	$49,517
Obligations of states of the U.S. and political subdivisions	985	11	0	996
Mortgage-backed securities and collateralized mortgage obligations	1,263,914	20,382	(3,823)	1,280,473
Other securities	12,852	0	(302)	12,550

Total	$1,327,268	$20,558	$(4,290)	$1,343,536

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$110,322	$3,425	$(245)	$113,502
Mortgage-backed securities and collateralized mortgage obligations	136,446	1,660	(359)	137,747

Total	$246,768	$5,085	$(604)	$251,249

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$59,513	$305	$(104)	$59,714
Obligations of states of the U.S. and political subdivisions	1,085	15	0	1,100
Mortgage-backed securities and collateralized mortgage obligations	1,200,362	20,218	(6,357)	1,214,223
Other securities	12,703	0	(185)	12,518

Total	$1,273,663	$20,538	$(6,646)	$1,287,555

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$112,919	$2,369	$(1,354)	$113,934
Mortgage-backed securities and collateralized mortgage obligations	152,161	2,409	(847)	153,723

Total	$265,080	$4,778	$(2,201)	$267,657

Expected maturities of securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of securities at March 31, 2011, are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$25,993	$26,080	$11,243	$11,390
Due after one year through five years	24,509	24,433	44,275	46,082
Due after five years through ten years	0	0	47,266	48,303
Due after ten years	0	0	7,538	7,727
Mortgage-backed securities and collateralized mortgage obligations	1,263,914	1,280,473	136,446	137,747
Other securities	12,852	12,550	0	0

Total	$1,327,268	$1,343,536	$246,768	$251,249

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at March 31, 2011.

Securities with carrying values totaling $337 million and fair values totaling $344 million were pledged to secure public deposits at March 31, 2011.

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

	March 31, 2011
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$14,637	$(165)	$14,472	$0	$0	$0
Mortgage-backed securities and collateralized mortgage obligations	340,149	(3,384)	336,765	3,652	(439)	3,213
Other securities	0	0	0	12,852	(302)	12,550

Total	$354,786	$(3,549)	$351,237	$16,504	$(741)	$15,763

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$15,073	$(245)	$14,828	$0	$0	$0
Mortgage-backed securities and collateralized mortgage obligations	17,599	(18)	17,581	12,040	(341)	11,699

Total	$32,672	$(263)	$32,409	$12,040	$(341)	$11,699

	December 31, 2010
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-Sale
Obligations of the U.S. Treasury and other U.S. government agencies	$14,614	$(104)	$14,510	$0	$0	$0
Mortgage-backed securities and collateralized mortgage obligations	444,303	(5,908)	438,395	3,749	(449)	3,300
Other securities	0	0	0	12,703	(185)	12,518

Total	$458,917	$(6,012)	$452,905	$16,452	$(634)	$15,818

Held-to-Maturity
Obligations of states of the U.S. and political subdivisions	$35,178	$(1,354)	$33,824	$0	$0	$0
Mortgage-backed securities and collateralized mortgage obligations	3,703	(19)	3,684	18,074	(828)	17,246

Total	$38,881	$(1,373)	$37,508	$18,074	$(828)	$17,246

For all security types discussed below where no OTTI is considered necessary at March 31, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

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

The Company recorded a $136 thousand credit-related OTTI during the fourth quarter of 2010 on two held-to-maturity Private Label CMO’s, based on their cash flow analyses. These securities were issued in 2004 and 2005 and were backed by hybrid adjustable-rate residential mortgage loans. At December 31, 2010, the date of OTTI, these securities had a total amortized cost basis of $4.5 million and a total fair value of $4.0 million. At December 31, 2010, both of these securities were rated investment grade. At December 31, 2010, the Company did not have an intent to sell these securities and it was not more likely than not that the Company would be required to sell these investments before recovery of their remaining amortized cost bases. Therefore, at December 31, 2010, the amount of the credit-related OTTI, $136 thousand, was recognized in earnings and the amount of the noncredit-related impairment of $461 thousand, was recognized in other comprehensive income. The management of the Company believes that it will fully collect the carrying value of these securities on which it has recorded a noncredit-related impairment in other comprehensive income. There was no OTTI recorded during the three months ended March 31, 2011.

In addition to the Private Label CMO’s referenced above, the Company owned five other private label held-to-maturity CMOs with a total amortized cost basis of $10.0 million at March 31, 2011, that had been in an unrealized loss position for more than 12 months. At March 31, 2011 and December 31, 2010, total gross unrealized losses related to these CMO’s was $429 thousand and $828 thousand, respectively. The unrealized losses on the Company’s private label CMO portfolio as of March 31, 2011, were generally attributable to the widespread deterioration in economic and credit market conditions that began in the third quarter of 2008. All of the Company’s private label CMO securities are backed by residential mortgage loans and were rated in the highest available investment grade category at the time of their purchase. As of March 31, 2011, these private label CMOs have been downgraded by one grade or more by at least one of the NRSROs. All of these downgraded securities were rated investment grade as of March 31, 2011.

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

Because the Company currently expects to recover the entire amortized cost basis of these other five private label CMO’s and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company does not consider any of these other Private Label CMOs to be other-than-temporarily impaired at March 31, 2011.

Available-for-Sale (AFS) Securities

There was no OTTI recorded during the three month periods ended March 31, 2011 and 2010, on available-for-sale securities.

Realized Gains and Losses on Sales of Securities

HTM Debt Securities

During the first quarter of 2011, the Bank sold one private-label CMO that was classified as held-to-maturity resulting in a realized loss of $429 thousand. This security had a carrying value of $3.2 million at the time of sale. The decision to sell this security was due to the significant credit downgrading of the security to below investment grade. Given this credit downgrade, the current economic uncertainty along with the increasing levels of delinquencies being reported for all residential mortgage loans, the Company believed there was additional risk associated with holding this security until maturity. There were no realized gains or losses on sales of HTM securities during the three months ended March 31, 2010.

Available-for-Sale (AFS) Securities

There were no realized gains or losses on sales of available-for-sale securities during the first quarter of 2011. During the first quarter of 2010, the Company recorded $20 thousand of gains on calls of available-for-sale securities.

4. LOANS

The loan portfolio is classified by major type as follows (in thousands):

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
Loans held for sale
Real estate:
Commercial	$0	0.0%	$765	0.0%
Residential mortgage	1,877	0.1%	1,926	0.1%

Total loans held for sale	1,877	0.1%	2,691	0.1%

Loans held for investment
Domestic:
Commercial and industrial	575,313	22.1%	617,528	22.4%
Real estate:
Commercial	1,421,591	54.6%	1,511,744	54.9%
Construction	213,102	8.2%	220,076	8.0%
Residential mortgage	343,993	13.2%	353,519	12.8%
Consumer/other	38,368	1.5%	42,477	1.6%
Foreign loans:
Commercial and industrial	6,391	0.2%	5,959	0.2%
Other loans	1,020	0.1%	1,046	0.0%

Total loans held for investment	2,599,778	99.9%	2,752,349	99.9%

Total loans	$2,601,655	100.0%	$2,755,040	100.0%

Loan maturities and rate sensitivity of the loans held for investment, excluding residential mortgage and consumer loans, at March 31, 2011 were as follows (in thousands):

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial and industrial	$395,915	$157,918	$21,480	$575,313
Real estate - commercial	256,687	648,925	515,979	1,421,591
Real estate - construction	93,299	95,049	24,754	213,102
Foreign loans	4,116	2,365	0	6,481

Total	$750,017	$904,257	$562,213	$2,216,487

Loans with a fixed interest rate	$208,764	$582,773	$149,874	$941,411
Loans with a floating interest rate	541,253	321,484	412,339	1,275,076

Total	$750,017	$904,257	$562,213	$2,216,487

The loan portfolio consists of various types of loans with approximately 90% outstanding to borrowers located in the Houston, San Antonio, Dallas and Fort Worth, Texas metropolitan areas.

The Company’s largest industry concentration was in the hospitality loan portfolio, which was approximately $267 million, or 10%, of total loans held for investment at March 31, 2011. As of March 31, 2011, there were no other concentrations of loans to any one type of industry exceeding 10% of total loans, nor were there any loans classified as highly leveraged transactions.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business and are made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows (in thousands):

	March 31, 2011	December 31, 2010
Beginning balance	$115	$2,141
New loans	529	75
Repayments	(41)	(2,101)

Ending balance	$603	$115

5. CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status. The following table presents an aging analysis of loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010, including loans that have been categorized as nonaccrual (in thousands).

	March 31, 2011
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days Past Due (Accruing)	Past Due (Nonaccrual)	Total Past Due	Current	Total Loan Balance
Loans held for sale
Real estate:
Commercial	$0	$0	$0	$0	$0	$0	$0
Residential mortgage	0	0	0	0	0	1,877	1,877

Total loans held for sale	0	0	0	0	0	1,877	1,877

Loans held for investment
Commercial and industrial	1,165	294	1,750	3,245	6,454	575,249	581,703
Real estate:
Commercial	10,129	13,459	564	88,612	112,764	1,308,919	1,421,683
Construction	1,560	395	0	19,581	21,536	191,566	213,102
Residential mortgage	3,324	893	20	24,009	28,246	316,528	344,774
Consumer/other	445	56	0	344	845	32,671	38,516

Total loans held for investment	16,623	15,097	2,334	135,791	169,845	2,429,933	2,599,778

Total loans	$16,623	$15,097	$2,334	$135,791	$169,845	$2,431,810	$2,601,655

	December 31, 2010
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days Past Due (Accruing)	Past Due (Nonaccrual)	Total Past Due	Current	Total Loan Balance
Loans held for sale
Real estate:
Commercial	$0	$0	$0	$0	$0	$765	$765
Residential mortgage	0	0	0	0	0	1,926	1,926

Total loans held for sale	0	0	0	0	0	2,691	2,691

Loans held for investment
Commercial and industrial	715	1,828	0	3,849	6,392	617,095	623,487
Real estate:
Commercial	7,100	4,700	436	98,992	111,228	1,400,618	1,511,846
Construction	2,165	664	0	12,791	15,620	204,456	220,076
Residential mortgage	2,590	3,035	71	17,260	22,956	331,354	354,310
Consumer/other	876	6	0	372	1,254	41,376	42,630

Total loans held for investment	13,446	10,233	507	133,264	157,450	2,594,899	2,752,349

Total loans	$13,446	$10,233	$507	$133,264	$157,450	$2,597,590	$2,755,040

Interest foregone on nonaccrual loans was approximately $2.6 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents additional information regarding impaired loans individually evaluated for reserves, segregated by class of loans, as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Recorded Investment in:			Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	Impaired Loans with no Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans
Commercial and industrial	$5,818	$893	$6,711	$307	$7,655	$5,726	$13
Real estate:
Commercial	109,956	15,843	125,799	2,843	141,285	133,781	205
Construction	22,925	2,032	24,957	523	26,293	23,065	24
Residential mortgage	24,246	1,190	25,436	97	28,521	17,919	6
Consumer/other	64	0	64	0	184	59	0

Total individually evaluated impaired loans	$163,009	$19,958	$182,967	$3,770	$203,938	$180,550	$248

	December 31, 2010
	Recorded Investment in:			Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	Impaired Loans with no Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans
Commercial and industrial	$3,701	$1,040	$4,741	$364	$7,017	$3,946	$8
Real estate:
Commercial	123,278	10,255	133,533	1,555	170,900	127,057	376
Construction	20,030	1,143	21,173	256	24,614	18,998	56
Residential mortgage	16,470	1,842	18,312	164	13,084	13,795	25
Consumer/other	790	0	790	0	885	533	2

Total individually evaluated impaired loans	$164,269	$14,280	$178,549	$2,339	$216,500	$164,329	$467

The following is an analysis of the activity in the allowance for credit losses by portfolio segment for the three month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31, 2011
	Commercial and Industrial	Real Estate	Consumer/ Other	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$6,677	$68,553	$447	$1,464	$77,141
Charge-offs	(239)	(12,220)	(713)	0	(13,172)
Recoveries	405	255	106	0	766
Provision	(1,150)	10,954	912	84	10,800

Allowance for Loan Losses	5,693	67,542	752	1,548	75,535

Allowance for Unfunded Loan Commitments	0	0	0	0	1,200

Total Allowance for Credit Losses	$5,693	$67,542	$752	$1,548	$76,735

Allowance for Loan Losses Related to:
Loans individually evaluated for impairment	$307	$3,463	0	$0	$3,770
Loans collectively evaluated for impairment	5,386	64,079	752	1,548	71,765

Total Allowance for Loan Losses	$5,693	$67,542	$752	$1,548	$75,535

Recorded investment in:
Loans individually evaluated for impairment	$6,711	$176,192	$64		$182,967
Loans collectively evaluated for impairment	587,040	1,801,340	28,431		2,416,811

Total recorded investment in loans evaluated for impairment	$593,751	$1,977,532	$28,495		$2,599,778

Three Months Ended March 31, 2010
Allowance for Credit Losses
Allowance for loan losses at beginning of period	$74,732
Loans charged-off	22,444
Loan recoveries	(1,422)

Net loans charged-off	21,022
Provision for loan losses	22,936

Allowance for loan losses at end of period	76,646

Allowance for unfunded loan commitments at beginning of period	2,852
Provision for losses on unfunded loan commitments	0

Allowance for unfunded loan commitments at end of period	2,852

Total allowance for credit losses	$79,498

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

The following table presents loans by credit quality indicator at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Pass	Special Mention	Substandard	Substandard- Nonperforming	Total
Loans held for sale
Real estate:
Commercial	$0	$0	$0	$0	$0
Residential mortgage	1,877	0	0	0	1,877

Total loans held for sale	1,877	0	0	0	1,877

Loans held for investment
Commercial and industrial	521,537	21,808	35,113	3,245	581,703
Real estate:
Commercial	1,153,711	75,596	103,764	88,612	1,421,683
Construction	153,313	18,155	22,053	19,581	213,102
Residential mortgage	302,100	9,458	9,207	24,009	344,774
Consumer/other	36,531	502	1,139	344	38,516

Total loans held for investment	2,167,192	125,519	171,276	135,791	2,599,778

Total loans	$2,169,069	$125,519	$171,276	$135,791	$2,601,655

	December 31, 2010
	Pass	Special Mention	Substandard	Substandard- Nonperforming	Total
Loans held for sale
Real estate:
Commercial	$765	$0	$0	$0	$765
Residential mortgage	1,926	0	0	0	1,926

Total loans held for sale	2,691	0	0	0	2,691

Loans held for investment
Commercial and industrial	565,562	20,080	33,996	3,849	623,487
Real estate:
Commercial	1,264,308	61,806	86,740	98,992	1,511,846
Construction	160,731	18,267	28,287	12,791	220,076
Residential mortgage	314,350	6,397	16,303	17,260	354,310
Consumer/other	40,853	289	1,116	372	42,630

Total loans held for investment	2,345,804	106,839	166,442	133,264	2,752,349

Total loans	$2,348,495	$106,839	$166,442	$133,264	$2,755,040

6. GOODWILL AND OTHER INTANGIBLES

Goodwill totaled $173 million at March 31, 2011 and December 31, 2010. Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amount. Goodwill is assigned to reporting units for purposes of impairment testing. Reporting units used for the goodwill impairment testing include the Company’s banking operations and MBM Advisors. Management does not believe any of the Company’s goodwill was impaired at March 31, 2011. Other intangible assets consist primarily of core deposits and other intangibles. Intangible assets with definite useful lives are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is approximately 10 years. An intangible asset subject to amortization shall be tested for recoverability whenever events or changes in circumstances, such as a significant or adverse change in the business climate that could affect the value of the intangible asset, indicate that its carrying amount may not be recoverable. An impairment loss is recorded to the extent the carrying amount of the intangible asset exceeds its fair value.

Other intangible assets totaled $9.0 million at March 31, 2011 including $6.7 million related to core deposits and $2.3 million related to customer relationships. Other intangible assets totaled $9.5 million at December 31, 2010, including $7.1 million related to core deposits and $2.4 million related to customer relationships. Core deposit and other intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. The total amortization expense related to intangible assets was $526 thousand and $549 thousand for the three month periods ended March 31, 2011 and 2010, respectively. The projected amortization for core deposits and other intangibles as of March 31, 2011, is as follows (in thousands):

2011	$1,485
2012	1,801
2013	1,695
2014	1,584
2015	1,327
Thereafter	1,059

Total	$8,951

7. OTHER BORROWED FUNDS

Other borrowed funds are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Federal Home Loan Bank advances	$40,000	$40,000
Repurchase agreements	68,651	70,335
Federal funds purchased and other short-term borrowings	1,050	1,867

Total	$109,701	$112,202

Federal Home Loan Bank Advances – The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. At March 31, 2011, the Company had total funds of $1.6 billion available under this agreement of which $40.0 million was outstanding with an average interest rate of 2.94% and matures in seven years. These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock owned by the Company and any funds on deposit with the FHLB. The Company utilizes these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities Sold Under Agreements to Repurchase – Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day, while structured repurchase agreements with other financial institutions have varying terms. All securities sold under agreements to repurchase are collateralized by certain pledged securities. The securities underlying the structured repurchase agreements are held in safekeeping by the purchasing financial institution. At March 31, 2011 and December 31, 2010, the Company had securities sold under agreements to repurchase with banking customers of $18.7 million and $20.3 million, respectively. Structured repurchase agreements totaled $50.0 million at March 31, 2011 and December 31, 2010, and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a fixed rate of 3.88% and 3.50%, respectively. The Company may be required to provide additional collateral based on the fair value of the underlying pledged securities.

Federal Funds Purchased – The Company has federal funds purchased at correspondent banks. As of March 31, 2011 and December 31, 2010, federal funds outstanding with correspondent banks were $1.1 million and payable upon demand. These funds typically mature within one to ninety days.

8. SUBORDINATED DEBT

The Bank has $75.0 million of subordinated debt outstanding as of March 31, 2011 and December 31, 2010. Of that $75.0 million, $50.0 million is in subordinated unsecured notes that bear interest at a fixed rate of 7.375% and mature on April 15, 2013. Interest payments are due semi-annually. The subordinated notes may not be redeemed or called prior to their maturity. Debt issuance costs of approximately $1.0 million are being amortized over the ten-year term of the notes on a straight-line basis. In June 2003, the Bank entered into an interest rate swap agreement with a notional amount of $50.0 million in which the bank swapped the fixed rate to a floating rate (discussed in Note 10).

The remaining subordinated debt outstanding at the Bank is a subordinated note in the aggregate principal amount of $25.0 million. The subordinated note bears interest at a rate equal to LIBOR plus 2.50% and is reset quarterly. The unpaid principal balance plus all accrued and unpaid interest on the subordinated note is due and payable on September 15, 2018. The Bank may prepay the subordinated note without penalty on any interest payment date on or after September 15, 2013. As of March 31, 2011, the floating rate was 2.81% on the subordinated note compared to 2.80% at December 31, 2010.

9. JUNIOR SUBORDINATED DEBT/COMPANY MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

As of March 31, 2011 and December 31, 2010, the Company had the following issues of trust preferred securities outstanding and junior subordinated debt owed to trusts (dollars in thousands):

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

The trust preferred securities issued under Statutory Trust One, BOTH Capital Trust I, and Capital Trust IV bear interest on a floating rate that resets quarterly. As of March 31, 2011, the floating rate on these securities was 3.76%, 3.40% and 1.91%, respectively, compared to 3.75%, 3.39% and 1.90%, respectively, at December 31, 2010.

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

The Company’s only derivative contract outstanding at both March 31, 2011 and December 31, 2010, was an interest rate swap agreement that was designated as a fair value hedge. The table below presents the fair value of the Company’s interest rate swap agreement as well as its classification on the Consolidated Balance Sheets (in thousands):

	March 31, 2011			December 31, 2010
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Other Assets	Other Liabilities		Other Assets	Other Liabilities
Total derivatives designated as hedging instruments	$50,000	$2,685	$0	$50,000	$3,073	$0

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

The table below presents the effect of the Company’s interest rate swap agreement on the Consolidated Statements of Income (in thousands):

	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item
	Interest expense Three Months Ended March 31,		Interest expense Three Months Ended March 31,
	2011	2010	2011	2010
Fair value hedge of interest rate risk:
Interest rate swap	$(389)	$399	$389	$(399)

The Company recognized a net reduction to interest expense of $432 thousand and $437 thousand for the three months ended March 31, 2011 and 2010, respectively, related to the Company’s interest rate swap agreement.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company used interest rate floors and collars as part of its interest rate risk management strategy. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. Interest rate collars designated as cash flow hedges involve the payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and receipts of variable-rate amounts if interest rates fall below the floor strike rate on the contract. During 2006, the Company purchased a prime interest rate floor with a notional amount of $113 million and a strike rate of 8.00% and a prime interest rate collar contract with a notional amount of $250 million and an 8.42% interest rate cap and an 8.00% interest rate floor. These contracts were designated as cash flow hedges of the monthly interest receipts from a portion of the Company’s portfolio of prime-based variable rate loans. During the third quarter of 2009, the Company’s interest rate floor matured, and the Company terminated its interest rate collar; accordingly, the Company does not have any derivatives designated as cash flow hedges of interest rate risk as of March 31, 2011 and December 31, 2010.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three month periods ended March 31, 2011 and 2010.

At March 31, 2011, there was no remaining gain reported in other comprehensive income related to the terminated collar.

The table below presents the effect of the Company’s interest rate floor and collar on the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2011	2010
Amount of gain recognized in OCI (effective portion)	$0	$0
Amount of gain reclassified from OCI into income (effective portion):
Interest income	0	2,341
Other noninterest income	0	0
Amount of gain recognized into other noninterest income
(Ineffective portion and amount excluded from effectiveness testing)	0	0

11. INCOME TAXES

Net deferred tax assets totaled $32.7 million at March 31, 2011, and $32.2 million at December 31, 2010. No valuation allowance was recorded against deferred tax assets at March 31, 2011, as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years and forecasts of taxable income in future periods. The provision for income taxes during the three month period ended March 31, 2010, was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items) for the reporting period. For the three month period ended March 31, 2011, the Company has computed the provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. The Company has determined that small changes in estimated “ordinary” income, combined with the impact of permanent non-taxable items result in significant changes in the estimated annual effective tax rate. As such, the effective rate method would not provide a reliable estimate for the three month period ended March 31, 2011. The actual effective rate for the reporting period ended March 31, 2011 is impacted by the level of permanent differences, including tax-advantaged investment income and death distributions from bank owned life insurance.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

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

Included in the Program are certain grants of performance-based share awards whose vesting is contingent on the Company obtaining certain performance metrics. These performance metrics include an earnings per share growth versus the Company’s peer banks and a return on assets performance versus the Company’s peer banks. The Company records the performance-based share awards assuming performance metrics will be obtained. Periodically, the Company assesses its metrics as compared to its peers and estimates a certain percentage of the awards will be earned. During the first quarter of 2010, the Company revised its estimates for performance-based share awards granted in 2008 and 2009 to reflect a 50% performance obtainment. As a result, during the first quarter of 2010, the Company reversed $994 thousand of stock-based compensation expense related to performance-based share awards granted in 2008 and 2009. The Company estimates that performance metrics will be obtained for performance-based shares granted in 2009 and 2010, however, if performance measures are not met or are exceeded, the expense for these awards will be reversed or recorded based on the revised performance metrics.

Total stock-based compensation expense that was charged against income was $689 thousand for the three month period ended March 31, 2011. The Company recorded a net reversal of stock-based compensation expense for stock options and stock awards of $197 thousand for the three months ended March 31, 2010. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $141 thousand for the three month period ended March 31, 2011.

On July 9, 2010, the Company entered into a new employment agreement with its CEO, in which the CEO was awarded 187,500 Performance Restricted Share Units (“PRSUs”). The PRSUs may be earned based on specified performance metrics which include an earnings per share growth versus the Company’s peer banks and a return on assets performance versus the Company’s peer banks. The PRSUs have a three year vesting period and will vest on June 30, 2013, based on the Company’s performance as compared to its peers over the three year period beginning July 1, 2010, and ending on June 30, 2013. Under this agreement, these PRSUs will have an accelerated vesting if there is a change in control as defined in the agreement.

Stock Purchase Plan – The Company offers the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) to eligible employees. An aggregate of 2.3 million shares of the Company’s common stock may be issued under the Purchase Plan subject to adjustment upon changes in capitalization. During the three months ended March 31, 2011, 9,439 shares were subscribed for through payroll deductions under the Purchase Plan compared to 17,564 shares for the same period in 2010. In anticipation of the Merger, the Purchase Plan was discontinued on April 1, 2011.

13. SHAREHOLDERS’ EQUITY

Common stock – During the first quarter of 2010, the Company issued 20.0 million shares of its common stock through a public stock offering, which resulted in net proceeds of approximately $86.6 million, after deducting underwriting fees and estimated offering expenses.

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

Treasury stock – On April 25, 2005, the Company’s Board of Directors authorized the repurchase of up to 2.5 million shares of common stock, not to exceed 500 thousand shares in any calendar year. On January 29, 2007, the Company’s Board of Directors authorized an increase in the number of shares to be repurchased to adjust for the three-for-two stock split approved by the Board of Directors on October 30, 2006. On July 30, 2007, the Company’s Board of Directors amended its existing common stock repurchase program (the “Repurchase Program”). The amendment increased by 750 thousand shares the total number of shares that may be repurchased by the Company under the Repurchase Program in the fiscal year 2007. The aggregate number of shares originally approved by the Board of Directors for repurchase under the Repurchase Program remains unchanged at 3.8 million shares. The Company may repurchase shares of common stock from time to time in the open market or through privately negotiated transactions from available cash or other borrowings. There were no shares repurchased during the three month periods ended March 31, 2011 and 2010.

14. LOSS PER SHARE

Loss per share was computed based on the following (in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Net loss applicable to shareholders	$(370)	$(6,248)

Basic:
Weighted average shares outstanding	102,034	88,483
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and nonvested share awards	0	0

Total	102,034	88,483

Loss per share:
Basic	$(0.00)	$(0.07)

Diluted	$(0.00)	$(0.07)

The incremental shares for the assumed exercise of the outstanding options and nonvested share awards were determined by application of the treasury stock method. The calculation of diluted loss per share excludes 1,064,453 and 1,591,296 options and nonvested share awards for the three months ended March 31, 2011 and 2010, respectively, as the effect would have been antidilutive. In addition, the calculation excludes the Warrant issued in December 2008 to purchase 2.6 million shares of common stock, as the effect would have been antidilutive.

15. COMMITMENTS AND CONTINGENCIES

Leases – The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.3 million and $2.8 million for the three months ended March 31, 2011 and 2010, respectively. For information regarding these commitments refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following is a summary of the various financial instruments entered into by the Company (in thousands):

	March 31, 2011	December 31, 2010
Commitments to extend credit	$648,417	$646,496
Standby and commercial letters of credit	62,454	70,334

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

17. REGULATORY MATTERS

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

To meet the capital adequacy requirements, Sterling Bancshares and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of March 31, 2011 and December 31, 2010, that Sterling Bancshares and the Bank met all capital adequacy requirements to which they are subject.

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

The Company also takes into account its discussions and agreements with the Federal Deposit Insurance Corporation (“FDIC”) and its other regulators. As part of an informal agreement that Sterling Bank entered into on January 26, 2010, with the FDIC and the Texas Department of Banking, the Company submitted to such regulatory agencies a capital management plan that reflected the Company’s plans to maintain for the next three years minimum regulatory capital levels that are in excess of the minimum requirements to remain well-capitalized but below its regulatory capital levels at March 31, 2011. If the Company is unable to maintain the regulatory capital levels that it proposed in its capital management plan or if it fails to adequately resolve any other matters that any of its regulators may require the Company to address in the future, the Company could become subject to more stringent supervisory actions. The Company believes it is in compliance regarding the informal agreement with the regulatory agencies and the capital plan that was submitted and accepted by those agencies.

The Company’s consolidated and the Bank’s capital ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage amounts)
CONSOLIDATED:
As of March 31, 2011:
Total capital (to risk weighted assets)	$574,593	18.1%	$253,577	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	488,444	15.4%	126,788	4.0%	N/A	N/A
Tier 1 capital (to average assets)	488,444	10.1%	193,816	4.0%	N/A	N/A

As of December 31, 2010:
Total capital (to risk weighted assets)	$596,495	18.1%	$263,658	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	508,616	15.4%	131,829	4.0%	N/A	N/A
Tier 1 capital (to average assets)	508,616	10.3%	197,099	4.0%	N/A	N/A

STERLING BANK:
As of March 31, 2011:
Total capital (to risk weighted assets)	$533,927	16.9%	$253,314	8.0%	$316,643	10.0%
Tier 1 capital (to risk weighted assets)	447,819	14.1%	126,657	4.0%	189,986	6.0%
Tier 1 capital (to average assets)	447,819	9.2%	193,690	4.0%	242,113	5.0%

As of December 31, 2010:
Total capital (to risk weighted assets)	$556,077	16.9%	$263,572	8.0%	$329,465	10.0%
Tier 1 capital (to risk weighted assets)	468,212	14.2%	131,786	4.0%	197,679	6.0%
Tier 1 capital (to average assets)	468,212	9.5%	197,054	4.0%	246,317	5.0%

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

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The table below presents the Company’s financial assets measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$1,343,536	$0	$1,343,536	$0
Interest rate swap	2,685	0	2,685	0

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available-for-sale securities	$1,287,555	$0	$1,287,555	$0
Interest rate swap	3,073	0	3,073	0

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

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$0	$2,485

Total gains or losses for the period included in:
Noninterest income	0	0

Other comprehensive income	0	197

Purchases, issuances, settlements and amortization	0	(170)
Transfers in and/or out of Level 3	0	0

Balance at end of period	$0	$2,512

Net unrealized losses included in net income for the period relating to assets held at the end of period	$0	$0

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

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the three month period ended March 31, 2011, individually assessed impaired loans over $100 thousand were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or through a charge-off based upon the fair value of the underlying collateral. Individually assessed impaired loans with an outstanding book value at March 31, 2011 of $8.6 million were reduced by a specific valuation allowance or charged-down to their fair value of $14.4 million during the three months ended March 31, 2011.

The Company recorded additions to other real estate owned and other repossessed assets of $16.2 million and $148 thousand, respectively, which were outstanding at March 31, 2011. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs within the fair value hierarchy based on observable market data and Level 3 inputs based on customized discounting criteria. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized charge-offs through the allowance for loan losses. Foreclosed assets were remeasured at fair value subsequent to their initial recognition. In connection with the remeasurement, the Company recorded write-downs of other real estate owned of $1.2 million for the three month period ended March 31, 2011. During the three month period ended March 31, 2011, the Company sold other real estate owned with a book value of $2.2 million resulting in net gains of $81 thousand.

As of March 31, 2011, the Company had a balance of $1.9 million in loans held for sale. Loans held for sale are considered a Level 3 input within the fair value hierarchy based on current investor market pricing from investors in these types of loans.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2011.

The following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Held-to-maturity securities	$246,768	$251,249	$265,080	$267,657
Loans held for sale	1,877	1,877	2,691	2,691
Loans held for investment, net of allowance	2,524,243	2,403,518	2,675,208	2,534,139

Financial liabilities:
Time deposits	745,301	745,853	796,116	797,296
Other borrowed funds	109,701	111,687	112,202	115,575
Subordinated debt	77,673	76,777	78,059	73,067
Junior subordinated debt	82,734	62,814	82,734	58,010

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

Held-to-Maturity Securities – These securities are primarily classified within Level 2 of the fair value hierarchy. Securities are valued based on quoted prices in an active market when available. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities can be classified within Level 3 of the valuation hierarchy. These securities would be valued based on certain observable inputs such as interest rates and credit spreads, as well as unobservable inputs such as estimated net charge-off and prepayment rates.

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

•

we could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, we could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible. New legislation and regulatory changes could also result in the loss of revenue or require us to change our business practices such as by limiting the fees we may charge; and

•

the actual results of the Merger with Comerica could vary materially as a result of a number of factors, including: the possibility that competing offers may be made; the possibility that various closing conditions for the transaction may not be satisfied or waived; and the possibility that the Merger Agreement may be terminated.

Forward-looking statements speak only as of the date of this report. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

For additional discussion of such risks, uncertainties and assumptions, see our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

RECENT LEGISLATION IMPACTING THE FINANCIAL SERVICES INDUSTRY

The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry. The Dodd-Frank Act also directs the federal regulatory agencies, including the SEC, Federal Reserve and FDIC, to promulgate numerous implementing regulations to give effect to many of the changes called for in the act. The agencies have already issued a number of requests for public comment, proposed rules and final regulations to implement the requirements of the Dodd-Frank Act. Included among the provisions of the Dodd-Frank Act and the recently issued regulations that may have an impact on our operations include:

•

Deposit Insurance. The Dodd-Frank Act and implementing final rules from the FDIC make permanent the $250,000 deposit insurance limit for insured deposits and also permits full deposit insurance coverage for noninterest-bearing transaction accounts beginning on December 31, 2010. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (or the DIF) has been revised to use the institution’s average consolidated total assets less its average equity rather than its deposit base. The FDIC has issued final rules reflecting these changes, most recently on February 7, 2011, for changes to the calculation of an insured depository institution’s assessment base and increasing the designated reserve ratio for the DIF. The impact of each of these changes could result in higher deposit insurance premiums paid by our insured depository institutions.

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

•

The Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent Consumer Financial Protection Bureau (or the Bureau) tasked with establishing and implementing rules and regulations under certain federal consumer protection laws. These consumer protection laws govern the manner in which we offer many of our financial products and services. Regulatory and rulemaking authority over these laws is expected to be transferred to the Bureau in July 2011. The Dodd-Frank Act also permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau. State attorneys general are further permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Added regulations and compliance burdens will increase our costs and require the allocation of additional managerial resources.

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

At March 31, 2011, we had consolidated total assets of $5.0 billion, total loans of $2.6 billion, total deposits of $4.1 billion and shareholder’s equity of $623 million.

We reported a net loss of $370 thousand, or $0.00 per diluted share, for the quarter ended March 31, 2011, compared to a net loss of $6.2 million, or $0.07 per diluted share for the first quarter of 2010.

RECENT DEVELOPMENTS

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

Under the Merger Agreement, the Company agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from, among other things, acquiring new or selling existing businesses, incurring new indebtedness, repurchasing Company shares, issuing new capital stock or equity awards, or entering into new material contracts or commitments outside the ordinary course of business, without the consent of Comerica. The Merger was approved by the Shareholders of the Company on May 5, 2011.

Subsequent to the announcement of the proposed combination of the Company and Comerica, a putative shareholder class action lawsuit relating to the Merger was filed in the 11th District Court of Harris County, Texas, naming as defendants the Company, certain of its directors and officers, and Comerica. The plaintiff voluntarily dismissed the lawsuit on March 2, 2011.

On February 2, 2011, a purported shareholder of the Company filed a shareholder derivative lawsuit on behalf of the Company in the 295th District Court of Harris County, Texas, naming as defendants the Company, certain of its directors and officers, and Comerica. The lawsuit challenged the fairness of the Merger, alleged that the director and officer defendants breached their fiduciary duties to the Company, and that the Company and Comerica aided and abetted those alleged breaches. The lawsuit generally sought an injunction barring defendants from consummating the Merger, a declaratory judgment that the defendants breached their fiduciary duties to the Company, an accounting of all damages allegedly caused by alleged breaches of fiduciary duties, and an accounting of all profits and special benefits allegedly obtained by the defendants as a result of the alleged breaches of fiduciary duty. In addition, if the Merger is consummated, the lawsuit sought rescission of the Merger or an award of rescissory damages. On February 16, 2011, the plaintiff shareholder filed an amended derivative petition that added, among other things, allegations that the preliminary proxy statement and prospectus filed by Comerica with the SEC on February 17, 2011 omitted material information including, but not limited to, details concerning projections allegedly prepared by Comerica and Sterling’s management and provided to Morgan Stanley, work performed by Morgan Stanley as Sterling’s financial advisor, and allegations concerning the negotiations of the merger and consideration of alternative transactions. The Court granted the Company’s motion to dismiss on April 4, 2011.

On April 8, 2011, the same purported shareholder filed a second shareholder derivative lawsuit on behalf of the Company in the 295th District Court of Harris County, Texas which named the same defendants and repeated the allegations and claims made in the first derivative lawsuit. On April 15, 2011, a special committee of the Board began reviewing the allegations in the second derivative lawsuit. On April 28, 2011, Sterling asked the Court for a mandatory 60-day stay of proceedings, as required by Texas law, to allow the Committee to complete its review. On May 2, 2011, the plaintiff shareholder asked the Court to enter a temporary restraining order to delay the scheduled May 5, 2011 shareholder vote on the Merger, which the Court denied.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of March 31, 2011.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. We have identified three accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, and the sensitivity of our Consolidated Financial Statements to those judgments, estimates and assumptions, are critical to an understanding of our Consolidated Financial Statements. These policies relate to the methodology that determines our valuation of financial instruments, allowance for credit losses and accounting for goodwill.

These policies and the judgments, estimates and assumptions are described in greater detail in our 2010 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – “Organization and Summary of Significant Accounting and Reporting Policies.”

NEW ACCOUNTING GUIDANCE

Receivables: In April 2011, the Financial Accounting Standards Board issued ASU 2011-02 Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011–02 provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these three amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Management has not completed its evaluation of the impact of ASU 2011-02; however, we do not expect it to be material to our financial statements.

SELECTED FINANCIAL DATA

	Three Months Ended March 31,		Year Ended December 31,
	2011	2010	2010
	(Dollars and shares in thousands, except per share amounts)
INCOME STATEMENT DATA:
Net interest income	$39,429	$44,080	$168,693
Provision for credit losses	10,800	22,936	45,328
Noninterest income	10,134	6,537	33,429
Noninterest expense	41,097	38,953	159,043
Loss before income taxes	(2,334)	(11,272)	(2,159)
Net income (loss)	(370)	(6,248)	704
BALANCE SHEET DATA (at period-end):
Total assets	$5,049,547	$5,043,379	$5,191,953
Total loans	2,601,655	3,114,316	2,755,040
Allowance for loan losses	75,535	76,646	77,141
Total securities	1,590,304	1,187,585	1,552,635
Total deposits	4,117,284	4,124,428	4,257,430
Other borrowed funds	109,701	99,012	112,202
Subordinated debt	77,673	77,737	78,059
Junior subordinated debt	82,734	82,734	82,734
Shareholders’ equity	623,081	619,524	621,924
COMMON SHARE DATA:
Earnings (loss) per share (1):
Basic shares	$(0.00)	$(0.07)	$0.01
Diluted shares	$(0.00)	$(0.07)	$0.01
Shares used in computing earnings (loss) per share:
Basic shares	102,034	88,483	98,617
Diluted shares	102,034	88,483	98,827
End of period shares outstanding	102,141	101,877	101,984
Book value per share at period-end	$6.10	$6.08	$6.10
Cash dividends paid per share	$0.015	$0.015	$0.060
Common stock dividend payout ratio	N/M	N/M	827.32%
SELECTED PERFORMANCE RATIOS AND OTHER DATA:
Return on average common equity (2)	(0.24)%	(4.41)%	0.11%
Return on average assets (2)	(0.03)%	(0.51)%	0.01%
Tax equivalent net interest margin (3)	3.52%	4.02%	3.70%
Efficiency ratio (4)	81.37%	76.30%	77.93%
Full-time equivalent employees	938	1,004	946
Number of banking centers	57	58	57
LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits	65.32%	78.64%	72.63%
Period-end shareholders’ equity to total assets	12.34%	12.28%	11.98%
Average shareholders’ equity to average assets	12.35%	11.63%	12.19%
Period-end tangible capital to total tangible assets	9.06%	8.96%	8.77%
Tier 1 capital to risk-weighted assets	15.41%	14.08%	15.43%
Total capital to risk-weighted assets	18.13%	16.92%	18.10%
Tier 1 leverage ratio (Tier 1 capital to average assets)	10.08%	10.64%	10.32%
ASSET QUALITY RATIOS:
Period-end allowance for credit losses to period-end loans	2.95%	2.55%	2.84%
Period-end allowance for loan losses to period-end loans	2.90%	2.46%	2.80%
Period-end allowance for loan losses to nonperforming loans	55.63%	56.40%	57.89%
Nonperforming loans to period-end loans	5.22%	4.36%	4.84%
Nonperforming assets to period-end assets	3.68%	3.04%	3.28%
Net charge-offs to average loans (2)	1.87%	2.67%	1.48%

(1)	The calculation of diluted loss per share excludes 1,064,453 and 1,591,296 option and nonvested awards for the three months ended March 31, 2011 and 2010, respectively, and 2,252,262 options and nonvested awards for the year ended December 31, 2010, as the effect would have been antidilutive.
(2)	Interim periods annualized.
(3)	Taxable-equivalent basis assuming a 35% tax rate. The Company presents net interest income on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(4)	The efficiency ratio is calculated by dividing noninterest expense by tax equivalent basis net interest income plus noninterest income less net gain (loss) on investment securities.

N/M Not meaningful.

RESULTS OF OPERATIONS

Net Loss Applicable to Shareholders – Net loss was $370 thousand, or $0.00 per diluted share for the first quarter ended March 31, 2011, compared to a net loss of $6.2 million, or $0.07 per diluted share, for the first quarter of 2010.

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

The Federal Reserve Board significantly influences market interest rates, including rates offered for loans and deposits by many financial institutions. Generally, when the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board changes the target overnight interest rate charged by banks, the market responds with a similar change in the prime lending rate. Our loan portfolio is impacted significantly by changes in short-term interest rates. During 2008, the FOMC significantly reduced overnight interest rates to 0.25% at December 31, 2008. Rates remained at this historically low level throughout 2010 and 2011 and have negatively impacted our net interest income and margin during these periods.

Certain average balances, together with the total dollar amounts of interest income and expense and the average tax equivalent interest yield/rates are included below (in thousands):

	Three Months Ended March 31,
	(Dollars in thousands)
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-Earning Assets:
Loans held for sale (1)	$3,008	$12	1.55%	$13,572	$47	1.40%
Loans held for investment (1):
Taxable	2,692,192	34,893	5.26%	3,176,511	43,560	5.56%
Non-taxable (2)	63	1	6.81%	4,834	62	5.19%
Securities:
Taxable	1,447,767	10,359	2.90%	1,000,917	9,117	3.69%
Non-taxable (2)	112,947	1,558	5.59%	101,443	1,362	5.44%
Deposits in financial institutions	347,116	209	0.24%	194,104	115	0.24%
Other interest-earning assets	4,016	2	0.20%	2,418	1	0.17%

Total interest-earning assets	4,607,109	47,034	4.14%	4,493,799	54,264	4.90%

Noninterest-earning assets:
Cash and due from banks	60,379			66,333
Premises and equipment, net	50,018			48,425
Other assets	421,036			406,150
Allowance for loan losses	(76,745)			(77,160)

Total noninterest-earning assets	454,688			443,748

Total Assets	$5,061,797			$4,937,547

Interest-Bearing Liabilities:
Deposits:
Demand and savings	$2,087,550	$2,660	0.52%	$1,993,546	$4,212	0.86%
Certificates and other time	772,172	1,937	1.02%	924,473	3,352	1.47%
Other borrowed funds	109,885	764	2.82%	99,884	448	1.82%
Subordinated debt	77,959	696	3.62%	77,724	687	3.59%
Junior subordinated debt	82,734	1,034	5.07%	82,734	1,028	5.04%

Total interest-bearing liabilities	3,130,300	7,091	0.92%	3,178,361	9,727	1.24%

Noninterest-bearing sources:
Demand deposits	1,266,324			1,144,754
Other liabilities	39,911			40,216

Total noninterest-bearing liabilities	1,306,235			1,184,970

Shareholders’ equity	625,262			574,216

Total Liabilities and Shareholders’ Equity	$5,061,797			$4,937,547

Tax Equivalent Net Interest Income and Margin (2) (3)		39,943	3.52%		44,537	4.02%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		0			20
Securities		514			437

Total tax equivalent adjustment		514			457

Net Interest Income		$39,429			$44,080

(1)	For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	Taxable-equivalent basis assuming a 35% tax rate. Net interest income is presented on a tax-equivalent basis. Accordingly, net interest income from tax-exempt securities and loans is presented in the net interest income results on a basis comparable to taxable securities and loans. This non-GAAP financial measure allows management to assess the comparability of net interest income arising from both taxable and tax-exempt sources.
(3)	The net interest margin is equal to net interest income divided by average total interest-earning assets.

Tax equivalent net interest income decreased $4.6 million or 10.3% to $39.9 million for the three month period ended March 31, 2011, compared to the same time period in 2010. Our tax equivalent net interest margin was 3.52% for the three month period ended March 31, 2011, compared to 4.02% for the three month period ended March 31, 2010. This decline in net interest income and margin was due to a decline in average loans as a percentage of interest-earning assets, lower interest income from interest rate hedges, and increased liquidity partially offset by a decline in rates paid on deposits. Changes in the mix of interest-earning assets and liabilities influence our net interest income and margin. During the first quarter of 2010, we had a larger percentage of interest-earning assets invested in higher-yielding loans as compared to the first quarter of 2011. Average loans as a percentage of average interest-earning assets decreased from 71% in the first quarter of 2010 to 59% in the first quarter of 2011, while average securities increased from 25% of average interest-earning assets during the first quarter of 2010 to 34% during the first quarter of 2011. We increased securities as a percentage of interest-earning assets to further diversify our interest-earning asset portfolio and further utilize excess liquidity. We made this decision in part to support our interest income stream in light of the economic conditions having a negative impact on interest earnings from our loan portfolio.

Tax equivalent interest income on loans decreased $8.8 million for the three month period ended March 31, 2011, compared to the same period in 2010. The decrease in interest income on loans was due primarily to a decline in average loans of $500 million or 15.6% for the first quarter of 2011 compared to the same quarter in 2010. Additionally, average yield earned on loans decreased 30 basis points for the same time period due to a decrease in interest income from interest rate hedges of $2.3 million. During the third quarter of 2009 our interest rate floor matured. As of August 1, 2010, the remaining gain associated with our interest rate collar was fully amortized into interest income and as such no interest income from interest rate hedges was recorded in 2011.

Tax equivalent interest income on securities increased $1.4 million for the three month period ended March 31, 2011, compared to the same period in 2010. The increase in interest income on securities is due to an increase in average securities. On average, securities increased $458 million or 41.6% for the three month period ended March 31, 2011, compared to the same period in 2010. The increase in interest income earned from higher securities was partially offset by a decrease in yield earned. Average yield earned was 3.10% for the three month period ended March 31, 2011, compared to 3.86% for the same time period in 2010. This decrease in yield was due to lower market interest rates.

Net interest income and margin were also adversely impacted by an increase in the use of lower yielding interest-earning cash during the first three months of 2011 compared to the same time period in 2010. Average interest-earning cash deposits in other financial institutions was $347 million for the three month period ended March 31, 2011, compared to $194 million for the same time period in 2010. The average yield on these deposits was 0.24% for the three month periods ended March 31, 2011 and 2010.

Total interest expense decreased $2.6 million for the three month period ended March 31, 2011, over the comparable period in 2010, due primarily to a decrease in rates paid. Additionally, we have allowed some of our higher cost certificate and other time deposits to mature and be replaced with lower cost interest-bearing demand deposits. On average certificate and other time deposits decreased $152 million for the three month period ended March 31, 2011, compared to the same time period in 2010. The average rate paid on certificate and other time deposits was 1.02% for the three month period ended March 31, 2011, compared to 1.47% for the same time period in 2010. The decrease in average balance combined with lower rates resulted in a decrease in interest expense on certificate and other time deposits of $1.4 million for the three month period ended March 31, 2011, compared to the same time period in 2010. The decline in average certificate and other time deposits was partially offset by an increase in average interest-bearing demand deposits of $94 million for the three month period ended March 31, 2011, compared to the same time period in 2010. The rate paid on interest-bearing demand deposits was 0.52% for three month period ended March 31, 2011, compared to 0.86% for the same time period in 2010.

Average other borrowed funds for the three month period ended March 31, 2011, decreased $10.0 million compared to the same period in 2010. The average rate paid on other borrowed funds was 2.82% for the three month period ended March 31, 2011, compared to 1.82% for the same time period in 2010. The increase in rate paid on other borrowings was due in part to $50 million of our structured repurchase agreements becoming fixed at an average rate of 3.69% during the first quarter of 2010.

Noninterest Income – Noninterest income consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Customer service fees	$3,284	$3,488
Net gain (loss) on securities	(429)	20
Wealth management fees	1,914	2,098
Net gain (loss) on loans	191	(2,412)
Bank-owned life insurance	2,712	888
Debit card income	732	596
Other	1,730	1,859

Total	$10,134	$6,537

Total noninterest income for the three month period ended March 31, 2011, increased $3.6 million compared to the same period in 2010. Details of the changes in the various components of noninterest income are discussed below:

Net loss on securities during the three month period ended March 31, 2011, was due to a realized loss of $429 thousand on the sale of one private-label CMO that was classified as held-to-maturity. The decision to sell this security was due to the significant credit downgrading of the security to below investment grade. Given this credit downgrade, the current economic uncertainty along with the increasing levels of delinquencies being reported for all residential mortgage loans, we believed there was additional risk associated with holding this security until maturity. There were no realized gains or losses on sales of held-to-maturity securities during the three months ended March 31, 2010.

Wealth management fees decreased $184 thousand for the three month period ended March 31, 2011, compared to the same period in 2010 due primarily to a decrease in brokerage fees. Our wealth management group provides customized solutions for high net worth customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services, as well as investment advisory and pension administration/consulting services.

Net losses on loans for the three month period ended March 31, 2010, of $2.4 million was due to lower of cost or market adjustments of $2.6 million on certain nonperforming commercial real estate loans held for sale. These losses were offset by approximately $159 thousand of gains from the sale of residential mortgage loans originated by us during the three month period ended March 31, 2010.

Bank-owned life insurance increased $1.8 million for the three month period ended March 31, 2011 compared to the same period in 2010 due to payout claims on certain bank-owned life insurance policies during the first quarter of 2011.

Other noninterest income decreased $129 thousand for the three month period ended March 31, 2011 compared to the same period in 2010. This decrease was due primarily to a decrease in other lending fees.

Noninterest Expense – Noninterest expense consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Salaries and employee benefits	$19,565	$20,503
Occupancy	6,031	5,790
Technology	2,081	2,417
Professional fees	2,482	2,005
Postage, delivery and supplies	559	708
Marketing	63	269
Core deposit and other intangibles amortization	526	549
FDIC insurance assessments	2,138	2,547
Net losses (gains) and carrying costs of other real estate and foreclosed property	3,207	(162)
Other	4,445	4,327

Total	$41,097	$38,953

Total noninterest expense for the three month periods ended March 31, 2011, increased $2.1 million compared to the same period in 2010. Details of the changes in the various components of noninterest expense are discussed below:

Salaries and employee benefits for the three month period ended March 31, 2011, decreased $938 thousand compared to the same period in 2010 due in part to ongoing company-wide expense reduction initiative. As part of these expense reduction initiatives, salary and medical costs, decreased $1.7 million for the three months ended March 31, 2011, compared to the same period in 2010. This was partially offset by higher stock-based compensation expense, as we reversed approximately $1.0 million during the first quarter of 2010.

Professional fees for the three month period ended March 31, 2011, increased $477 thousand compared to the same period in 2010. This increase was due to elevated legal fees resulting from the Merger Agreement with Comerica that was announced on January 18, 2011.

FDIC insurance premiums decreased $409 thousand for the three month period ended March 31, 2011 compared to the same time period in 2010 due to the discontinuation of the FDIC’s Temporary Liquidity Guarantee Program in 2011.

Net losses (gains) and carrying costs of other real estate and foreclosed property was $3.2 million for the three month period ended March 31, 2011. Other real estate owned foreclosed property expenses increased $1.7 million during 2011 due primarily to higher carrying costs associated with increased real estate foreclosures. Additionally, during 2011 we recorded net losses of $1.1 million on other real estate owned due to weaker economic conditions that have resulted in declines in property values.

Other noninterest expense increased $118 thousand for the three month period ended March 31, 2011 compared to the same period in 2010. The increase in other noninterest expense was due in part to an increase in appraisal fees resulting from increases in nonperforming loans.

Income Taxes – We recorded a tax benefit of $2.0 million and $5.0 million for federal and state income taxes during the three month periods ended March 31, 2011 and 2010, respectively. The effective tax benefit rate was 84.1% and 44.6% for the three month periods ended March 31, 2011 and 2010, respectively, reflecting a tax benefit resulting from a net loss and the proportion of nontaxable income relative to total income. Our income tax provision during the three month period ended March 31, 2010, was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding significant unusual or infrequently occurring items) for the reporting period. For the three month period ended March 31, 2011, we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method. We have determined that small changes in estimated “ordinary” income, combined with the impact of permanent non-taxable items result in significant changes in the estimated annual effective tax rate. As such, the effective rate method would not provide a reliable estimate for the three month period ended March 31, 2011. The actual effective rate for the three month period ended March 31, 2011, is impacted by the level of permanent differences, including tax-advantaged investment and loan income and a $1.7 million distribution from bank owned life insurance policies, resulting in an effective rate above statutory rates for the interim reporting period.

FINANCIAL CONDITION

Loans Held for Sale – Loans held for sale were $1.9 million and $2.7 million at March 31, 2011 and December 31, 2010, respectively. Loans held for sale at March 31, 2011, consisted of residential mortgage loans originated by our mortgage lending group. Loans held for sale at December 31, 2010, consisted of residential mortgage loans and SBA guaranteed loans. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and we have the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or fair value.

Loans Held for Investment – The following table summarizes our loan portfolio by type, excluding loans held for sale (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial and industrial	$575,313	22.1%	$617,528	22.4%
Real estate:
Commercial	1,421,591	54.7%	1,511,744	55.0%
Construction	213,102	8.2%	220,076	8.0%
Residential	343,993	13.2%	353,519	12.8%
Consumer/other	38,368	1.5%	42,477	1.5%
Foreign loans	7,411	0.3%	7,005	0.3%

Total loans held for investment	$2,599,778	100.0%	$2,752,349	100.0%

At March 30, 2011, loans held for investment were $2.6 billion, a decrease of $153 million or 5.5% over loans held for investment at December 31, 2010. The decline in loans during 2011 was due, in part, to principal reductions in commercial real estate loans. Commercial real estate loans decreased $90.2 million for March 31, 2011, compared to December 31, 2010. These decreases were due to our decision to reduce our exposure to these loan categories, and slowing demand resulting from customer decisions to reduce new projects. In addition, commercial and industrial loans decreased during the first quarter of 2011 primarily due to customers reducing their inventory positions and paying down on lines-of-credit.

Our primary lending focus is commercial loans and owner-occupied real estate loans to businesses with annual revenues of $100 million or less. Typically, our customers have financing requirements between $50 thousand and $5 million. At March 31, 2011, commercial real estate loans and commercial and industrial loans were 54.7% and 22.1%, respectively, of loans held for investment.

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

The following table summarizes our commercial, construction and multifamily residential real estate loan portfolios, excluding foreign loans, by the type of property securing the credit at March 31, 2011 (dollars in thousands). Multifamily residential real estate is included in the residential mortgage real estate loan category.

	Amount	%
Property type:
Office and office warehouse	$351,670	20.8%
Retail	312,545	18.5%
Hospitality	267,439	15.8%
Acquisition and land development	154,355	9.1%
Industrial warehouse	75,396	4.5%
Multifamily residential	69,712	4.1%
1-4 family	30,925	1.8%
Other	430,762	25.4%

Total	$1,692,804	100.0%

The Bank makes automobile, boat, home improvement and other loans to consumers. These loans are primarily made to customers who have other business relationships with us.

At March 31, 2011, our hospitality portfolio totaled $267 million which represented 10% of total loans held for investment compared to $281 million or 10% of total loans held for investment at December 31, 2010. The hospitality industry is a several billion dollar industry that primarily depends on the availability of leisure time and disposable income as well as business activity. The majority of the portfolio consists of mid-priced hotels and motels, most of which are nationally flagged properties in major Metropolitan Statistical Areas. There are no resort-type or luxury properties included within this portfolio. In underwriting these property types, appraisals provide valuation for lending purposes of land and buildings only. There were no new loans added to the portfolio during 2011 or 2010. At March 31, 2011, $31.6 million of hospitality loans were nonperforming, down from $35.5 million at December 31, 2010. Over the last 18 months the industry has experienced significant declines in occupancy rates, average daily room rates, and revenue per available room. Approximately $60 million of our hospitality loans at March 31, 2011, are located outside of Texas and were originated through our Capital Markets and SBA groups which are discussed in further detail below.

Our Capital Markets and SBA group originated, co-originated or purchased first-lien, commercial real estate mortgage loans referred by other financial institutions nationwide. At March 31, 2011, this loan portfolio consists of $280 million in commercial real estate with collateral outside of Texas, of which $87.3 million is in California. The average-sized loan within this portfolio is $1.0 million with the largest loan being approximately $4.0 million. Over half of these loans are secured by owner-occupied facilities. These loans generally have low loan-to-value ratios (below 60%) and approximately 50% of these loans have a U.S. Small Business Administration second lien behind our first lien. The loans without SBA second liens were underwritten with similar collateral and equity requirements. We utilize real estate appraisers familiar with the geographic region in which the property is located in to evaluate all loans. These appraisals are reviewed by a third-party appraisal review vendor for accuracy and compliance with our underwriting standards and banking regulations. We have not originated these types of loans since early 2008 as market conditions began to change. At March 31, 2011 and December 31, 2010, $41.4 million and $46.5 million, respectively, of these loans were nonperforming.

The following table summarizes our out-of-state Capital Markets and SBA commercial real estate loan portfolio by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total Capital Markets and SBA commercial real estate loans as of March 31, 2011 (dollars in thousands):

	Amount	%
Property type:
Hospitality	$62,198	22.2%
Retail	60,187	21.5%
Office and office warehouse	60,074	21.5%
Industrial warehouse	20,451	7.3%
Multifamily residential	4,714	1.7%
Other	72,239	25.8%

Total	$279,863	100.0%

At March 31, 2011, loans held for investment were 63.1% of deposits and 51.5% of total assets. Loans held for investment were 64.6% of deposits and 53.0% of total assets at December 31, 2010.

Securities – Our securities portfolio at March 31, 2011, totaled $1.6 billion an increase of $38 thousand or 24.3% compared to December 31, 2010. We increased securities as a percentage of interest-earning assets to further diversify our interest-earning asset portfolio and further utilize excess liquidity. We made this decision in part to support our interest income stream in light of the economic conditions having a negative impact on our interest earnings from our loan portfolio. These securities represented 31.5% and 29.9% of total assets as of March 31, 2011 and December 31, 2010, respectively.

Net unrealized gains on the available-for-sale securities were $16.3 million at March 31, 2011, as compared to $13.9 million at December 31, 2010.

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

Deposits – The following table summarizes our deposit portfolio by type (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
Noninterest-bearing demand deposits	$1,287,921	31.3%	$1,322,492	31.1%
Interest-bearing demand and savings deposits	2,084,062	50.6%	2,138,822	50.2%
Time deposits	651,673	15.8%	702,904	16.5%
Brokered certificates of deposit	93,628	2.3%	93,212	2.2%

Total deposits	$4,117,284	100.0%	$4,257,430	100.0%

Total deposits as of March 31, 2011, decreased $140 million to $4.1 billion, compared to $4.3 billion at December 31, 2010. This decrease was primarily due to the impact of year-end seasonal activity including lower public fund balances. Approximately 68.7% of deposits at March 31, 2011, were interest-bearing. The percentage of interest-bearing demand and noninterest-bearing demand deposits to total deposits as of March 31, 2011, was 50.6% and 31.3%, respectively, and our loan to deposit ratio at March 31, 2011, was 63.2%.

Other Borrowed Funds – As of March 31, 2011, we had $110 million in other borrowings compared to $112 million at December 31, 2010, a decrease of $2.5 million. Our primary source of other borrowings is the Federal Home Loan Bank (“FHLB”). These borrowings are collateralized by mortgage loans, certain pledged securities, FHLB stock and any funds on deposit with the FHLB. FHLB advances are available to us under a security and pledge agreement. At March 31, 2011, we had total funds of $1.6 billion available under this agreement of which $40.0 million was outstanding with an average interest rate of 2.94% and matures in seven years. We utilize these borrowings to meet liquidity needs. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.

Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers and structured repurchase agreements with other financial institutions. At March 31, 2011 and December 31, 2010, we had securities sold under agreements to repurchase with banking customers of $18.7 million and $20.3 million, respectively. Structured repurchase agreements totaled $50.0 million at March 31, 2011 and December 31, 2010, and consisted of agreements with two separate financial institutions totaling $25.0 million, each that will mature in 2015. These repurchase agreements bear interest at a fixed rate of 3.88% and 3.50%, respectively, at March 31, 2011 and December 31, 2010.

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

Nonperforming assets consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Nonperforming loans:
Loans held for sale:
Real estate:
Commercial	$0	$0

Loans held for sale	0	0

Loans held for investment:
Commercial and industrial	3,245	3,849
Real estate:
Commercial	88,612	98,992
Construction	19,581	12,791
Residential	24,009	17,260
Consumer/other	344	372

Loans held for investment	135,791	133,264

Total nonperforming loans	135,791	133,264

Foreclosed assets:
Real estate acquired by foreclosure	49,826	37,064
Other repossessed assets	127	3

Total foreclosed assets	49,953	37,067

Total nonperforming assets	$185,744	$170,331

Restructured – accruing	$15,001	$27,699

Potential problem loans	$171,276	$166,442

Accruing loans past due 90 days or more	$2,334	$507

Nonperforming loans to period-end loans	5.22%	4.84%
Nonperforming assets to period-end assets	3.68%	3.28%

Nonperforming assets were $186 million at March 31, 2011, a $15.4 million increase from December 31, 2010. The increase in nonperforming assets was due to an increase in foreclosed assets of $12.9 million on a linked-quarter basis as additional problem loans continued to transition into this category. Nonperforming loans increased slightly on a linked-quarter basis to $136 million at March 31, 2011.

Potential problem loans were $171 million at March 31, 2011, up from $166 million at December 31, 2010. These loans are commercial in nature and span a variety of industries. These borrowers are all paying as agreed, however, weaknesses in these companies’ operating performance has caused heightened attention to these credits.

Restructured-accruing loans were $15.0 million and $27.7 million at March 31, 2011 and December 31, 2010, respectively, of which $13.4 million and $22.1 million, respectively, were classified as substandard and are therefore considered potential problem loans.

Accruing loans past due 90 days or more at March 31, 2011, totaled $2.3 million compared to $507 thousand at December 31, 2010.

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

The following table presents an analysis of the allowance for credit losses and other related data (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Allowance for loan losses at beginning of period	$77,141	$74,732
Charge-offs:
Commercial, financial, and industrial	239	1,968
Real estate, mortgage and construction	12,220	20,214
Consumer	713	262

Total charge-offs	13,172	22,444

Recoveries
Commercial, financial, and industrial	405	483
Real estate, mortgage and construction	255	821
Consumer	106	118

Total recoveries	766	1,422

Net charge-offs	12,406	21,022
Provision for loan losses	10,800	22,936

Allowance for loan losses at end of period	75,535	76,646

Allowance for unfunded loan commitments at beginning of period	1,200	2,852
Provision for losses on unfunded loan commitments	0	0

Allowance for unfunded loan commitments at end of period	1,200	2,852

Total allowance for credit losses	$76,735	$79,498

Period-end allowance for credit losses to period-end loans	2.95%	2.55%
Period-end allowance for loan losses to period-end loans	2.90%	2.46%
Period-end allowance for loan losses to nonperforming loans	55.63%	56.40%
Net charge-offs to average loans (annualized)	1.87%	2.67%

The allowance for loan losses at March 31, 2011, was $75.5 million and represented 2.90% of total loans. The allowance for loan losses at March 31, 2011, was 55.63% of nonperforming loans, down from 57.89% at December 31, 2010. The allowance for unfunded lending commitments was $1.2 million at both March 31, 2011 and December 31, 2010.

Net charge-offs were $12.4 million or 1.87% (annualized) for the three month period ended March 31, 2011, compared to $21.0 million or 2.67% (annualized) for the same periods in 2010. Charge-offs during the first quarter of 2011 and 2010, were primarily related to continued declines in commercial real estate value that collateralize our nonperforming commercial real estate portfolio. We experienced more significant declines in these values during the first quarter of 2010, resulting in net charge-offs of $21.0 million. Approximately $6.3 million and $9.2 million of net charge-offs during the three month periods ended March 31, 2011 and 2010, respectively, were related to hospitality loans which have experienced reductions in real estate values as the industry has gone through significant declines in occupancy rates, average daily room rates, and revenue per available room.

The provision for loan losses for the three month periods ended March 31, 2011 and 2010, was $10.8 million and $22.9 million, respectively. The provision for loan losses for both the three month periods ended March 31, 2011 and 2010, was the result of the net charge-offs discussed above and continued decreases in collateral values underlying our nonperforming commercial real estate loans.

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change over a 12-month horizon as of March 31, 2011 and December 31, 2010:

Changes in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
March 31, 2011
+300	11.31%
+200	8.58%
+100	5.13%
Base	0.00%
-100	(6.45)%
December 31, 2010
+300	12.00%
+200	9.17%
+100	5.48%
Base	0.00%
-100	(6.48)%

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

CAPITAL AND LIQUIDITY

Capital – At March 31, 2011, shareholders’ equity totaled $623 million or 12.3% of total assets, as compared to $622 million or 12.0% of total assets at December 31, 2010. Our risk-based capital ratios together with the minimum capital amounts and ratios at March 31, 2011 were as follows (dollars in thousands):

	Actual		For Minimum Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$574,593	18.1%	$253,577	8.0%
Tier 1 capital (to risk weighted assets)	488,444	15.4%	126,788	4.0%
Tier 1 capital (to average assets)	488,444	10.1%	193,816	4.0%

During 2010, we issued 20.0 million shares of our common stock through a public stock offering, which resulted in net proceeds of approximately $86.6 million, after deducting underwriting fees and estimated offering expenses.

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

We also take into account our discussions and agreements with the Federal Deposit Insurance Corporation (“FDIC”) and our other regulators. As part of an informal agreement that Sterling Bank entered into on January 26, 2010, with the FDIC and the Texas Department of Banking, we submitted to such regulatory agencies a capital management plan that reflected Sterling Bank’s plans to maintain for the next three years minimum regulatory capital levels that are in excess of the minimum requirements to remain well capitalized but below its regulatory capital levels at March 31, 2011. If we are unable to maintain the regulatory capital levels that we proposed in our capital management plan or if we fail to adequately resolve any other matters that any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions. We believe we are in compliance regarding the informal agreement with the regulatory agencies and the capital plan that was submitted and accepted by those agencies.

Liquidity – The objectives of our liquidity management is to maintain our ability to meet day-to-day deposit withdrawals and other payment obligations, to raise funds to support asset growth, to maintain reserve requirements and otherwise operate on an ongoing basis. We strive to manage a liquidity position sufficient to meet operating requirements while maintaining an appropriate balance between assets and liabilities to meet the expectations of our shareholders. In recent years, our liquidity needs have primarily been met by growth in deposits including brokered certificates of deposits. In addition to deposits, we have access to funds from correspondent banks and from the Federal Home Loan Bank, supplemented by amortizing securities and loan portfolios. For more information regarding liquidity, please refer to our 2010 Annual Report on Form 10-K.

Sterling Bancshares must provide for its own liquidity and fund its own obligations. The primary source of Sterling Bancshares’ revenues is from dividends declared by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Sterling Bancshares. As discussed above, we submitted a capital management plan to our banking regulators. That capital management plan reflected a variety of operational factors including our plans for dividend payments from Sterling Bank to Sterling Bancshares and from Sterling Bancshares to our shareholders. Although not required to, we have agreed to give our regulators advance notice of any dividend payments we propose to make from Sterling Bank to Sterling Bancshares. Sterling Bancshares has sufficient liquidity to continue our current dividend payments and meet our other parent-only obligations for 24 months without the payment of any dividends from Sterling Bank.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk we face since December 31, 2010. For information regarding the market risk of our financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity.” Our principal market risk exposure is to interest rates.

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

On February 2, 2011, a purported shareholder of the Company filed a shareholder derivative lawsuit on behalf of the Company in the 295th District Court of Harris County, Texas, naming as defendants the Company, certain of its directors and officers, and Comerica. The lawsuit challenged the fairness of the Merger, alleged that the director and officer defendants breached their fiduciary duties to the Company, and that the Company and Comerica aided and abetted those alleged breaches. The lawsuit generally sought an injunction barring defendants from consummating the Merger, a declaratory judgment that the defendants breached their fiduciary duties to the Company, an accounting of all damages allegedly caused by alleged breaches of fiduciary duties, and an accounting of all profits and special benefits allegedly obtained by the defendants as a result of the alleged breaches of fiduciary duty. In addition, if the Merger is consummated, the lawsuit sought rescission of the Merger or an award of rescissory damages. On February 16, 2011, the plaintiff shareholder filed an amended derivative petition that added, among other things, allegations that the preliminary proxy statement and prospectus filed by Comerica with the SEC on February 17, 2011 omitted material information including, but not limited to, details concerning projections allegedly prepared by Comerica and Sterling’s management and provided to Morgan Stanley, work performed by Morgan Stanley as Sterling’s financial advisor, and allegations concerning the negotiations of the merger and consideration of alternative transactions. The Court granted the Company’s motion to dismiss on April 4, 2011.

On April 8, 2011, the same purported shareholder filed a second shareholder derivative lawsuit on behalf of the Company in the 295th District Court of Harris County, Texas which named the same defendants and repeated the allegations and claims made in the first derivative lawsuit. On April 15, 2011, a special committee of the Board began reviewing the allegations in the second derivative lawsuit. On April 28, 2011, Sterling asked the Court for a mandatory 60-day stay of proceedings, as required by Texas law, to allow the Committee to complete its review. On May 2, 2011, the plaintiff shareholder asked the Court to enter a temporary restraining order to delay the scheduled May 5, 2011 shareholder vote on the Merger, which the Court denied.

ITEM 1A. RISK FACTORS.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. RESERVED.

Removed and reserved.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

*10.1	Form of Phantom Share Agreement

11	Statement Regarding Computation of Earnings Per Share (included as Note 14) to Consolidated Financial Statements on page 27 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	As filed herewith.
**	As furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING BANCSHARES, INC.

Date: May 10, 2011	By:	/s/ J. Downey Bridgwater
J. Downey Bridgwater
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Zach L. Wasson
Zach L. Wasson
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

*10.1	Form of Phantom Share Agreement

11	Statement Regarding Computation of Earnings Per Share (included as Note 14) to Consolidated Financial Statements on page 27 of this Quarterly Report on Form 10-Q.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of J. Downey Bridgwater, Chairman, President and Chief Executive Officer.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zach L. Wasson, Executive Vice President and Chief Financial Officer.

**32.1	Section 1350 Certification of the Chief Executive Officer.

**32.2	Section 1350 Certification of the Chief Financial Officer.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	As filed herewith.
**	As furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.